Form 10-K405
period 1999-12-31
EARTHLINK INC
filed 2000-03-31
CIK 1102541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
           .

                        COMMISSION FILE NUMBER 001-15605

                            ------------------------

                                EARTHLINK, INC.

             (Exact name of Registrant as specified in its charter)

        DELAWARE                              58-2511877
(State of Incorporation)        (I.R.S. Employer Identification Number)

      1430 WEST PEACHTREE ST., SUITE 400, ATLANTA, GEORGIA 30309
     (Address of principal executive offices, including zip code)

                                 (404) 815-0770
                 (Registrant's telephone, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 24, 2000 was $1.8 billion. There were 118,191,356 shares of Common Stock outstanding as of March 24, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EARTHLINK, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


                                            PART I

Item 1.                 Business....................................................      1

Item 2.                 Properties..................................................      6

Item 3.                 Legal Proceedings...........................................      6

Item 4.                 Submission of Matters to a Vote of Security Holders.........      6

                                           PART II

                        Market for Registrant's Common Equity and Related
Item 5.                 Stockholder Matters.........................................      7

Item 6.                 Selected Financial Data.....................................      8

  Item 6a.              Selected Financial Data for EarthLink, Inc..................      8

  Item 6b.              Selected Financial Data for EarthLink Network, Inc..........      9

  Item 6c.              Selected Financial Data for MindSpring Enterprises, Inc.....     10

                        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for EarthLink, Inc................     11
Item 7.

                        EarthLink, Inc.--Management's Discussion and Analysis of
                        Financial Condition
                        and Results of Operations...................................     11
  Item 7a.

                        EarthLink Network, Inc.--Management's Discussion and
                        Analysis of Financial
                        Condition and Results of Operations.........................     19
  Item 7b.

                        MindSpring Enterprises, Inc.--Management's Discussion and
                        Analysis of Financial Condition and Results of Operations...     24
  Item 7c.

Item 8.                 Financial Statements and Supplementary Data.................     28

                        Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     28
Item 9.

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     29

Item 11.                Executive Compensation......................................     29

                        Security Ownership of Certain Beneficial Owners and
Item 12.                Management..................................................     29

Item 13.                Certain Relationships and Related Transactions..............     29

                                           PART IV

Item 14.                Exhibits, Financial Statements and Reports on Form 8-K......     30

SIGNATURES..........................................................................     37

MASTER INDEX TO FINANCIAL STATEMENTS................................................    F-1

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--SAFE HARBOR STATEMENT".

    EXCEPT AS OTHERWISE NOTED, THE DISCUSSIONS, DESCRIPTIONS AND OTHER MATERIAL PRESENTED IN THIS REPORT ARE PRESENTED ON A CONSOLIDATED BASIS ASSUMING THAT THE MERGER OF MINDSPRING ENTERPRISES, INC. AND EARTHLINK NETWORK, INC. INTO EARTHLINK, INC. HAD OCCURRED AS OF JANUARY 1, 1999. IN THE MERGER, EACH MINDSPRING SHARE WAS EXCHANGED FOR ONE EARTHLINK, INC. SHARE AND EACH EARTHLINK NETWORK, INC. SHARE WAS EXCHANGED OR 1.615 EARTHLINK, INC. SHARES.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring") in a transaction accounted for as a "pooling-of-interests." By combining the two companies we formed the second largest Internet service provider in the United States. We expect to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. We will also be able to take advantage of the complimentary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and to accelerate our member growth rate.

    Our combined member base grew from approximately 1.7 million paying members on December 31, 1998 to approximately 3.1 million paying members on December 31, 1999. Our growth has resulted from strategic acquisitions as well as traditional marketing channels and alliances. Our organic growth is a product of our efforts to enhance our members' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior member service and technical support, and (3) member education and support. As a result, we believe we have a high member retention rate for our industry.

    Our corporate offices are located at 1430 West Peachtree St., Suite 400, Atlanta, Georgia 30309 and our telephone number at that address is (404) 815-0770.

STRATEGIC ALLIANCES AND ACQUISITIONS

    In June 1998, we entered into a strategic alliance with Sprint Corporation ("Sprint"). As a part of this alliance, Sprint transferred approximately 130,000 members to us and is committed to generating at least 150,000 new members for us during each of the succeeding 5 years through their channels. Additionally, we are co-branded as Sprint's exclusive consumer Internet access provider, and we have exclusive access to certain dial-up modem ports in Sprint's network. We also have access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name. As a result of this relationship, we recently announced our intention to offer wireless web access via Sprint PCS wireless phones.

    In October 1998, we purchased substantially all of Spry, Inc.'s ("Spry") subscriber base of individual dial-up Internet access members in the United States and Canada, including approximately 130,000 individual access accounts and acquired various assets used in serving those members, including a leased member support facility and a leased network operations facility in Seattle, Washington and all rights to the "Sprynet" name. Spry was a wholly-owned subsidiary of America Online, Inc ("AOL"). The purchase price for these assets was approximately $32 million.

    In February 1999, we purchased substantially all of NETCOM On-Line Communication Services, Inc.'s ("NETCOM") subscriber accounts in the U.S., including approximately 408,000 individual access accounts, approximately 25,000 web hosting accounts and approximately 3,000 dedicated Internet access accounts. NETCOM, now known as ICG Netahead, Inc. ("ICG Netahead"), is a wholly owned subsidiary of ICG Communications, Inc. We also acquired assets used in serving those members, including leased operations facilities in San Jose, California and Dallas, Texas and the rights to the "NETCOM" name, except in Canada, the United Kingdom and Brazil. ICG Netahead retained all of its assets used in connection with its network operations. Under a separate network services agreement with ICG Netahead, we also acquired access to ICG Netahead's network. We paid $245 million for the NETCOM assets, consisting of $215 million in cash and $30 million in common stock.

    In January 2000, we entered into a strategic alliance with Apple Computer Corporation, which we expect to accelerate our member growth. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005. Furthermore, Apple purchased $200 million of our newly created Series C convertible preferred stock.

MARKETING CHANNELS

    Our sales and marketing efforts consist of the following programs:

    ADVERTISING. We advertise our services in print, billboards, electronic and broadcast media. We maintain a presence at national trade shows such as Internet World and MacWorld, as well as local and regional trade shows.

    DIRECT MARKETING. EarthLink promotes its services directly to members in the form of disk and coupon distribution through the mail, and through promotional inserts in packages, periodicals and newspapers.

    ORIGINAL EQUIPMENT MANUFACTURER CHANNELS. EarthLink has marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products.

    AFFINITY MARKETING PROGRAM. Affinity marketing partners such as Discover Card and AAA of Southern California typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential members.

    SPRINT ALLIANCE. Our alliance with Sprint includes a marketing and distribution arrangement that provides us access to Sprint's branded marketing and distribution channels in the United States, the right to use Sprint's brand for a minimum of ten years and a five-year commitment from Sprint to deliver a minimum of 150,000 new members annually through Sprint's channels. Additionally, Sprint promotes EarthLink as Sprint's exclusive consumer Internet access provider.

    APPLE ALLIANCE. Although we have been the default ISP in Apple's setup software on its Macintosh branded line of computers, our new January 5, 2000 Internet services agreement extends the time of our relationship through January 4, 2005. This new agreement also makes us the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the United States for a minimum of two years.

    MEMBER REFERRAL PROGRAM. We believe that our existing members are among our most important marketing tools. We currently waive one month of standard access service fees or grant credit for each member who refers a new member to our service. These referrals generate a significant percentage of our new membership.

KEY BUSINESS AREAS

    NARROWBAND ACCESS

    Narrowband access revenues consist primarily of monthly fees charged to members for dial-up Internet access. We have approximately three million narrowband members. Narrowband revenues were $582.9 million in 1999 which represented 87 percent of total revenues for the year.

    WEB HOSTING

    We lease server space and provide web services to companies and individuals wishing to have a web or e-commerce presence. EarthLink's web hosting revenues were $47.4 million in 1999, which represented seven percent of total revenues for the year. As of December 31, 1999, we hosted approximately 109,000 Web sites compared to 36,000 in 1998, a 203% increase.

    BROADBAND ACCESS

    Broadband access revenues consist of fees charged for high-speed, high-capacity access services including cable, dedicated circuits and DSL services. In 1999 our main broadband focus became DSL. In the fourth quarter of 1999, we began service to 12 major cities giving us access to 15 markets nationwide including Los Angeles, Atlanta, New York and Chicago. As of December 31, 1999, we approximately had 25,000 broadband members.

    CONTENT, COMMERCE AND ADVERTISING

    We generate content, commerce and advertising revenues by leveraging the value of our member base and user traffic. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. The Premier Partnership Program focuses on third parties having a natural affinity to and benefit for our member base. The program generates revenues through (1) sales of banner and other online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and, (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine eLink, and through our news magazine, bLink.

SERVICES

    We currently support the pre-merger products and services of both the former EarthLink Network and MindSpring through approximately 5,000 dial-up points of presence, or POPs as well as through our broadband access alternatives. Our primary service offerings include:

    - dial-up Internet access,

    - high speed access via dedicated circuits, DSL or cable modem,

    - Web hosting and Web page design, and

    - Content, commerce and advertising.

    These services are offered in various competitively priced plans designed to meet the needs of our members. Our Internet access software incorporates a telephone dialer and email program with several leading third-party Internet access tools, including our own proprietary browser as well as the latest browsers from Netscape and Microsoft. This software provides a functional, easy-to-use Internet access solution for Windows and Macintosh platforms. The software automatically installs these and other software applications on member computers. The simple point-and-click functionality of our software, combined with its easy-to-use multimedia registration and installation system, permits online credit card registration, allowing both our novice and experienced members to quickly set up access to the Internet.

    Our business services, which are provided by the company's EarthLink Biz department, consist of:

    - Web hosting, the business of maintaining a member's Internet Web site,

    - Web page design,

    - domain name registration, and

    - e-commerce solutions.

    In October 1999, we introduced our new access software and online interface, EarthLink 5.0. EarthLink 5.0 is designed to provide members with an intuitive, all-in-one Internet environment. It allows for customization and personalization, letting EarthLink members take advantage of the power, speed and scope of a direct Internet connection through one fully-integrated user interface. Members need only click a button to access the Web, email, chat or other Internet applications. In addition to a one-stop Internet environment, EarthLink 5.0's feature set includes an intuitive multimedia-aided account setup process, full management of user profiles and locations, seamless setup multiple personalization and productivity options.

MEMBER AND TECHNICAL SUPPORT

    We believe that reliable member and technical support are critical to retaining existing members and attracting new members. We provide the following member and technical support services:

    - toll-free, live telephone assistance available seven days a week, 24 hours a day,

    - email-based assistance available seven days a week, 24 hours a day,

    - help sites and Internet guide files on the EarthLink Web site,

    - automated "fax back" and "fax on demand" assistance, and

    - printed reference material.

    We also provide dedicated support for business members. In addition, we maintain newsgroups on the Internet where subscribers can post requests for help and other subscribers, as well as our own support personnel, can respond.

    We currently handle an average of over 60,000 member and technical support calls a day through our call centers located in Pasadena, California; Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; Sacramento, California; San Jose, California; and Dallas, Texas. We also contract with call center services vendors whose EarthLink-trained employees provide additional technical support assistance. We believe the call centers' technology and systems are scaleable to accommodate call volume growth. We actively evaluate our call center facilities in order to deliver more effective and efficient services to our members.

TECHNICAL DEVELOPMENT AND SERVICE ENHANCEMENT

    We place significant emphasis on expanding and refining our services to enhance member Internet experience. Our technical staff is engaged in a variety of technical development and service enhancement activities and continuously reviews new third-party software products and technology for potential incorporation into our systems and services. EarthLink 5.0 is a recent product of these efforts. We also regularly update and expand the online services provided through the EarthLink Web site, organize Web content and develop online guides, help screens and other user services and resources.

POPS AND NETWORK INFRASTRUCTURE

    We provide our members with Internet access primarily through both Company managed network and third-party network POPs. Over 90% of the U.S. population can access our Internet service through a local telephone call. We have access to third-party provider POPs through network services agreements with

UUNet, PSINet, Level 3, Sprint, Worldcom Advanced Networks (formerly Gridnet International, L.L.C.), GTE Internetworking Incorporated (formerly BBN Planet Corporation) and ICG Netahead.

    We believe that using a combination of EarthLink-owned POPs and leased third-party POPs enables us to provide Internet access services on a nationwide basis while managing the timing and magnitude of our capital expenditures. We employ a strategy of leasing POPs from third-party providers in locations where it is more economical to do so. These are typically geographic areas where we have lower market penetration than areas we serve through EarthLink-owned POPs. We periodically reevaluate the economics of this strategy and, if warranted, may install an EarthLink POP to replace or overlap with a third-party POP. Members located in a geographic area not currently serviced by a local POP can access the Internet through an 800 service.

    We have invested in measures to minimize the effects of damage from fire, earthquake, power loss, telecommunications failure, computer viruses, security breaches and similar events or backup Internet services or backbone facilities or other redundant computing or telecommunications facilities.

COMPETITION

    We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

    - established online services, such as America Online, the Microsoft Network and Prodigy;

    - local, regional and national ISPs, such as Rocky Mountain Internet and Internet America Inc.;

    - national telecommunications companies, such as AT&T and GTE;

    - regional Bell operating companies, such as BellSouth and SBC Communications Corp;

    - online cable services, such as ExciteAt Home and Roadrunner;

    - Free ISPs such as Netzero and Juno; and

    - Broadband providers such as cable television, utility and local and long distance telephone companies.

    Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire ISPs and otherwise proved ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce (or preventing us from raising) our fees. As a result, our business may suffer.

PROPRIETARY RIGHTS

    GENERAL. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. From time to time, third parties have alleged that certain of our trademarks infringe their trademarks. None of these claims has had an adverse effect on our ability to market and sell its services. However, we cannot ensure that those claims will not have an adverse effect in the future or that others will not assert infringement claims against us in the future.

    LICENSES. We have licenses to distribute and/or use third-party software incorporated in our software. Significant applications which we license for distribution include Netscape Communicator (this license automatically renews each December for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license expires in August 2000 and thereafter automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license renews each year). We acquired some software, trademarks and other proprietary technology from Spry and NETCOM which we may continue to use in support of the members we acquired from those companies. We have an agreement with AOL, under which we distribute a co-branded EarthLink version of AOL Instant Messenger. We intend to maintain or negotiate renewals of existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could have a material adverse effect on us.

EMPLOYEES

    As of December 31, 1999, we employed 4,828 full time equivalents, including 731 sales and marketing personnel, 3,232 member and technical support representatives, 601 operations personnel, member and technical support representatives and 264 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

ITEM 2. PROPERTIES.

    The Company maintains facilities and offices at various locations throughout the United States for general corporate purposes, including technology centers, member call centers, office space and our corporate headquarters.

    Our principal executive offices are in Atlanta, Georgia. We lease approximately 51,900 square feet in our headquarters building at a current monthly rent of $59,000. We also lease a 110,000 square foot facility in Pasadena, California to house an equipment and technology center. Current monthly rent on the facility is $147,000.

    In addition, we maintain leased space for member support call centers and office purposes in Atlanta Georgia, Harrisburg Pennsylvania, Pasadena California, Phoenix Arizona, Sacramento California, San Jose California, and Dallas Texas.

    All of the above leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. In addition to the base rent payments, the Company generally pays a monthly allocation of the buildings' operating expenses. We believe we have adequate facilities and plan to acquire additional space to meet our future growth needs.

ITEM 3. LEGAL PROCEEDINGS.

    We are not currently involved in any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business or financial condition. There are proceedings pending before the FCC and other governmental legislative and regulatory authorities that could adversely affect the ISP industry and the means by which ISPs conduct business and the cost structure for ISP services. We are not a party to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Prior to the merger of the two companies, EarthLink Network common stock was listed and traded on the Nasdaq national market under the symbol "ELNK," and MindSpring common stock was listed and traded on the Nasdaq national market under the symbol "MSPG". This table sets forth for the indicated periods, the high and low sales prices per share as reported as composite transactions in The Wall Street Journal. Neither EarthLink Network nor MindSpring has historically paid dividends to its common stockholders. The data given for EarthLink Network has been adjusted for the 2-for-1 stock split effected July 1998 and the 1.615 exchange ratio of its common stock in the merger with MindSpring. The data given for MindSpring has been adjusted for the 3-for-1 stock split effected July 1998 and the 2-for-1 stock split effected June 1999.

                                                   EARTHLINK            MINDSPRING
                                                 NETWORK, INC.       ENTERPRISES, INC.
                                                 COMMON STOCK          COMMON STOCK
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1998
First Quarter...............................   $17.47     $ 7.59     $11.50     $ 4.61
Second Quarter..............................    23.76      15.48      17.38       8.08
Third Quarter...............................    27.32      16.41      26.19      12.66
Fourth Quarter..............................    44.50      20.98      39.50      11.56
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................    55.26      35.49      62.50      31.25
Second Quarter..............................    56.04      23.07      66.50      27.94
Third Quarter...............................    43.65      22.95      54.88      23.00
Fourth Quarter..............................    39.01      24.15      40.44      23.88
YEAR ENDING DECEMBER 31, 2000
First Quarter (through February 4, 2000)....    30.15      25.39      30.15      26.00

EARTHLINK, INC.
February 7 through March 17, 2000...........   $31.44     $19.81

The last reported sale price of the Company's common stock on the Nasdaq National Market on March 17, 2000 was $21.50 per share. There were approximately 1,543 holders of the Company's Common Stock. Our common stock is listed and traded on the Nasdaq national market under the symbol "ELNK".

DIVIDENDS

    We have never paid or declared any cash dividends. We currently expect to retain future earnings, if any, to finance the growth and development of our business, including potential acquisitions. Therefore, we do not anticipate paying cash dividends in the foreseeable future, except as required pursuant to the terms of our convertible preferred stock owned by Sprint and Apple.

SALES OF UNREGISTERED SECURITIES

In connection with our January 1999 follow-on public offering, Sprint exercised its "top-up" rights and purchased 979,000 shares of our newly created Series B convertible preferred stock, convertible into 979,000 shares of common stock (assuming the acceleration of certain paid in kind dividends rights).

ITEM 6. SELECTED FINANCIAL DATA.

    On February 4, 2000, EarthLink Network and MindSpring merged into EarthLink, Inc. Following, in Items 6a, 6b and 6c, we present selected financial data for
(1) EarthLink, Inc., the combined company, (2) EarthLink Network prior to the merger and (3) MindSpring prior to the merger, respectively. In all discussions, share numbers for pre-merger EarthLink have been adjusted to reflect the effect of the pooling of interests in which each outstanding share of then existing EarthLink Network securities was exchanged for 1.615 shares of the equivalent securities of the new company and each outstanding share of then existing MindSpring securities was exchanged for one share of the equivalent security of the new company.

ITEM 6A. EARTHLINK, INC.--SELECTED FINANCIAL DATA

    The following supplemental selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations for EarthLink, Inc." and the Supplemental Combined Financial Statements and Notes thereto included elsewhere in this Report

EARTHLINK, INC.--SELECTED PRO FORMA SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED COMBINED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $ 5,255    $ 51,362   $133,444   $290,614   $ 670,433
Operating costs and expenses................................   12,507      89,142    165,641    345,069     866,113
Loss from operations........................................   (7,252)    (37,780)   (32,197)   (54,455)   (195,680)
Net loss....................................................   (8,079)    (38,761)   (33,997)   (53,178)   (173,694)
Deductions for accretion dividends (1)......................       --          --         --     (7,601)    (14,106)
                                                              -------    --------   --------   --------   ---------
Net loss attributable to common stockholders................  $(8,079)   $(38,761)  $(33,997)  $(60,779)  $(187,800)
                                                              =======    ========   ========   ========   =========
Basic and diluted net loss per share (2)....................  $ (0.25)   $  (0.76)  $  (0.44)  $  (0.66)  $   (1.65)
                                                              =======    ========   ========   ========   =========
Weighted average shares (2).................................   32,254      51,119     77,387     91,466     113,637
                                                              =======    ========   ========   ========   =========
Other operating data:
  EBITDA (3)................................................  $(6,682)   $(30,342)  $(14,127)  $ 15,498   $  (6,157)
  Cash flows from
    Operating activities....................................   (3,713)    (18,227)    (9,936)    62,098      44,211
    Investing activities....................................   (7,990)    (39,697)   (25,097)   (56,886)   (339,749)
    Financing activities....................................   11,833      70,855     47,223    277,559     672,684

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1995       1996       1997       1998         1999
                                                              --------   --------   --------   ---------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   715    $ 13,646   $ 25,836   $ 308,607   $  685,753
Total assets................................................    9,719      62,351     91,175     510,002    1,109,147
Long-term debt..............................................      355       8,813     13,308      10,125      188,367
Total liabilities...........................................    8,947      44,192     63,685     109,515      350,694
Accumulated deficit.........................................   (7,041)    (45,802)   (79,799)   (140,578)    (328,378)
Stockholders' equity........................................      772      18,159     27,490     400,487      758,453

------------------------------

(1) Reflects the accretion of liquidation dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(2) Each outstanding share of then existing EarthLink Network common stock was exchanged for 1.615 shares of the common stock of the new company and each outstanding share of then existing MindSpring common stock was exchanged for one share of the common stock of the new company. See Note 1 of Notes to Supplemental Combined Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

(3) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

(4) The financial data of the combined Company include adjustments of $3.9 million and $25.3 million for 1998 and 1999, respectively, to give effect to the reestablishment of a valuation allowance on the MindSpring net deferred tax assets. In 1998 MindSpring's management reviewed its net deferred tax asset, consisting primarily of net operating loss carryforwards and based on the net income generated in 1998 as well as the projections of future income determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the Company reversed its valuation allowance in 1998 and did not record one in 1999. In the course of the reorganization discussions management of MindSpring and EarthLink Network reviewed the combined net deferred tax assets and concluded that sufficient uncertainty now exists regarding realizability of the net deferred tax asset.

ITEM 6B. EARTHLINK NETWORK, INC.--SELECTED FINANCIAL DATA

    The following consolidated selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations for EarthLink Network, Inc." and the Consolidated Combined Financial Statements and Notes thereto included elsewhere in this Report.

EARTHLINK NETWORK, INC.--SELECTED HISTORICAL FINANCIAL INFORMATION

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $ 3,028    $ 33,230   $ 80,888   $175,941   $ 342,288
Operating costs and expenses................................    9,046      63,488    109,342    238,180     466,595
Loss from operations........................................   (6,018)    (30,258)   (28,454)   (62,239)   (124,307)
Net loss....................................................   (6,120)    (31,149)   (29,916)   (59,782)   (108,248)
Deductions for accretion dividends (1)......................       --          --         --     (7,601)    (14,106)
                                                              -------    --------   --------   --------   ---------
Net loss attributable to common stockholders................  $(6,120)   $(31,149)  $(29,916)  $(67,383)  $(122,354)
                                                              =======    ========   ========   ========   =========
Basic and diluted net loss per share (2)....................  $ (0.80)   $  (2.57)  $  (1.50)  $  (2.58)  $   (3.81)
                                                              =======    ========   ========   ========   =========
Weighted average shares (2).................................    7,674      12,138     20,002     26,157      32,133
                                                              =======    ========   ========   ========   =========
Other operating data:
  EBITDA (3)................................................  $(5,713)   $(26,105)  $(19,077)  $ (7,513)  $ (38,132)
  Cash flows from
    Operating activities....................................   (3,643)    (16,222)   (21,290)    26,597     (21,410)
    Investing activities....................................   (4,266)    (18,361)   (16,095)    (9,239)    (49,899)
    Financing activities....................................    8,199      38,286     49,842    107,056     239,024

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1995       1996       1997       1998         1999
                                                              --------   --------   --------   ---------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   290    $  3,993   $ 16,450   $ 140,864   $  308,579
Total assets................................................    4,874      27,119     46,887     266,341      423,475
Long-term debt..............................................      355       6,088      8,218       7,701        8,259
Total liabilities...........................................    4,584      34,367     40,812      68,997       96,937
Accumulated deficit.........................................   (5,007)    (36,156)   (66,072)   (133,454)    (255,809)
Stockholders' equity (deficit)..............................      290     (21,261)     6,075     197,344      326,538

------------------------------

(1) Reflects the accretion of liquidation dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(2) See Note 1 of Notes to Consolidated Financial Statements of EarthLink Network Inc., for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

(3) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

ITEM 6C. MINDSPRING ENTERPRISES, INC.--SELECTED FINANCIAL DATA

    The following consolidated selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations for MindSpring Enterprises, Inc." and the Financial Statements of MindSpring and Notes thereto included elsewhere in this Report.

MINDSPRING ENTERPRISES, INC.--SELECTED HISTORICAL FINANCIAL INFORMATION

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $ 2,227    $ 18,132   $52,556    $114,673   $ 328,145
Operating costs and expenses................................    3,461      25,654    56,299     106,887     399,518
Profit (loss) from operations...............................   (1,234)     (7,522)   (3,743)      7,786     (71,373)
                                                              -------    --------   -------    --------   ---------
Net (loss) income...........................................  $(1,959)   $ (7,612)  $(4,081)   $ 10,544   $ (40,131)
                                                              =======    ========   =======    ========   =========

Net (loss) income per share (1)
  Basic.....................................................  $ (0.10)   $  (0.24)  $ (0.09)   $   0.21   $   (0.65)
                                                              =======    ========   =======    ========   =========
  Diluted...................................................  $ (0.10)   $  (0.24)  $ (0.09)   $   0.21   $   (0.65)
                                                              =======    ========   =======    ========   =========
Weighted average shares (1)
  Basic.....................................................   19,860      31,516    45,084      49,222      61,742
                                                              =======    ========   =======    ========   =========
  Diluted...................................................   19,860      31,516    45,084      50,862      61,742
                                                              =======    ========   =======    ========   =========
Other operating data:
  EBITDA (2)................................................  $  (969)   $ (4,237)  $ 4,950    $ 23,011   $  31,975
  Cash flows from
    Operating activities....................................      (70)     (2,005)   11,354      35,501      65,621
    Investing activities....................................   (3,724)    (21,336)   (9,002)    (47,647)   (289,850)
    Financing activities....................................    3,634      32,569    (2,619)    170,503     433,660

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   425    $ 9,653    $  9,386   $167,743   $377,174
Total assets................................................    4,845     35,232      44,286    247,599    714,925
Long-term debt..............................................       --      2,725       5,090      2,424    180,108
Total liabilities...........................................    4,363      9,825      22,873     40,518    253,755
Accumulated deficit.........................................   (2,034)    (9,646)    (13,727)    (3,183)   (43,314)
Stockholders' equity........................................      482     25,407      21,415    207,083    461,170

------------------------------

(1) See Note 1 of Notes to the Financial Statements MindSpring Enterprises for an explanation of the determination of the number of weighted average shares outstanding in the net income (loss) per share computation.

(2) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    On February 4, 2000, EarthLink Network and MindSpring merged into the Company. Following, in Items 7a, 7b and 7c, we present Management's Discussion and Analysis for (1) EarthLink, Inc., the combined company, (2) EarthLink Network prior to the merger and (3) MindSpring prior to the merger, respectively. In all discussions, share numbers for pre-merger EarthLink Network have been adjusted to reflect the effect of the pooling of interests in which each outstanding share of then existing EarthLink Network securities was exchanged for 1.615 shares of the equivalent securities of the combined company and each outstanding share of then existing MindSpring securities was exchanged for one share of the equivalent security of the new company.

    The following discusses the supplemental combined financial condition and results of operations of the Company, EarthLink Network and MindSpring should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

SAFE HARBOR STATEMENT

    The Management's Discussion and Analyses and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company's service offerings may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its member base, (3) that the Sprint and/or the Apple alliance may not be as beneficial to the Company as management anticipates, (4) customer attrition rates may not improve to expected levels, (5) the expected rate of growth in advertising, content and commerce may not be achieved, (6) the Company may not adequately respond to technological developments impacting the Internet, (7) that needed financing may not be available to the Company if and as needed, (8) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (9) that a significant reversal in the trend toward increased usage of the Internet may occur, (10) that a drastic negative change in the market conditions may occur, and (11) that some other unforeseen difficulties may occur. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in recent SEC filings.

ITEM 7A. EARTHLINK, INC.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    EarthLink, Inc is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 by way of the merger of EarthLink Network and MindSpring. By combining the two companies we formed the second largest Internet service provider in the United States. The combined company is expected to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. The combined company will also be able to take advantage of the complimentary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its member growth rate.

    Our combined member base grew from approximately 1.7 million paying members on December 31, 1998 to approximately 3.1 million paying members on December 31, 1999, making us one of the world's leading ISPs. Our growth has resulted from strategic acquisitions as well as traditional marketing channels and alliances. Our organic growth is a product of our efforts to enhance our members' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior member service and technical support, and (3) member education and support. As a result, we believe we have a high member retention rate for our industry.

    The Company derives revenue in four key business areas:

    - NARROWBAND ACCESS REVENUES which consist of monthly fees charged to members for dial up Internet access

    - WEB HOSTING REVENUES which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence

    - BROADBAND ACCESS REVENUES which consists of fees charged for high-speed, high capacity access services including cable, dedicated circuits and DSL, and

    - CONTENT, COMMERCE AND ADVERTISING REVENUES which represent (1) sales of banner and other online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine eLink, and through our bi- monthly magazine, bLink.

    In June 1998, we entered into a strategic alliance with Sprint. As a part of this alliance, Sprint transferred approximately 130,000 members to us and is committed to generating at least 150,000 new members for us during each of the succeeding five years through their channels. Additionally, we are co-branded as Sprint's exclusive consumer Internet access provider, and we have exclusive access to certain dial-up modem ports in Sprint's network. We also have access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name.

    In October 1998, we purchased substantially all of Spry, Inc.'s subscriber base of individual dial-up Internet access members in the United States and Canada, including approximately 130,000 individual access accounts. We also acquired various assets used in serving those members, including a leased member support facility and a leased network operations facility in Seattle, Washington and all rights to the "Sprynet" name. Spry was a wholly-owned subsidiary of America Online, Inc. The purchase price for these assets was approximately $32 million.

    In February 1999, we purchased substantially all of NETCOM On-Line Communication Services, Inc.'s subscriber accounts in the U.S., including approximately 408,000 individual access accounts, approximately 25,000 Web hosting accounts and approximately 3,000 dedicated Internet access accounts. NETCOM, now known as ICG Netahead, Inc., is a wholly owned subsidiary of ICG Communications, Inc. We also acquired assets used in serving those members, including leased operations facilities in San Jose, California and Dallas, Texas and ICG Netahead's rights to the "NETCOM" name, except in Canada, the United Kingdom and Brazil. ICG Netahead retained all of its assets used in connection with its network operations. Under a separate network services agreement with ICG Netahead, EarthLink Inc., purchases access to ICG Netahead's network. We paid $245 million for the NETCOM assets, consisting of $215 million in cash and $30 million in common stock.

    In January 2000, we entered into a strategic alliance with Apple Computer, which we expect to accelerate our member growth. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain items in our supplemental combined statements of operations for the periods indicated:

                                               YEAR ENDED             YEAR ENDED              YEAR ENDED
                                            DECEMBER 31, 1997      DECEMBER 31, 1998       DECEMBER 31, 1999
                                           -------------------   ---------------------   ---------------------
                                                        % OF                    % OF                    % OF
                                           (000'S)    REVENUE     (000'S)     REVENUE     (000'S)     REVENUE
                                           --------   --------   ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Narrowband access......................  $119,030      89      $  260,229      90      $  582,883      87
  Web Hosting............................    12,557       9          22,007       7          47,435       7
  Broadband access.......................     1,220       1           3,321       1          23,540       4
  Content, commerce and advertising......       637       1           5,057       2          16,575       2
                                           --------     ---      ----------     ---      ----------     ---
    Total revenues.......................   133,444     100         290,614     100         670,433     100

Operating costs and expenses:
  Cost of revenues.......................    57,183      43         115,529      40         248,487      37
  Operations and member support..........    44,801      34          80,244      28         182,134      27
  Sales and marketing....................    36,281      27          65,037      22         219,349      33
  General and administrative.............    23,168      17          34,575      12          67,876      10
  Acquisition-related costs(1)...........     4,208       3          49,684      17         148,267      22
                                           --------     ---      ----------     ---      ----------     ---
    Total operating costs and expenses...   165,641     124         345,069     119         866,113     129
                                           --------     ---      ----------     ---      ----------     ---

Loss from operations.....................   (32,197)    (24)        (54,455)    (19)       (195,680)    (29)
Net interest income (expense)............    (1,800)      1           3,671       1          21,986       3
                                           --------              ----------              ----------
    Net loss before income tax
      provision..........................   (33,997)    (25)        (50,784)    (18)       (173,694)    (26)
Income tax provision(2)..................                --          (2,394)     (1)             --      --
                                           --------     ---      ----------     ---      ----------     ---
    Net loss.............................   (33,997)    (25)        (53,178)    (19)       (173,694)    (26)
Deductions for accretion dividends.......        --      --          (7,601)     (2)        (14,106)     (2)
                                           --------     ---      ----------     ---      ----------     ---
Net loss attributable to common
  stockholders...........................  $(33,997)    (25)     $  (60,779)    (21)     $ (187,800)    (28)
                                           ========     ===      ==========     ===      ==========     ===

OPERATING DATA:
Number of members at year end............   698,000               1,640,000               3,122,000
Number of employees at year end..........     1,789                   2,320                   4,828
EBITDA...................................   (14,127)    (11)         15,498       5          (6,157)     (1)

CASH FLOW DATA:
Cash flow (used in) from operations......    (9,936)                 62,098                  44,211
Cash flow (used in) from investing
  activities.............................   (25,097)                (56,886)               (339,749)
Cash flow (used in) from financing
  activities.............................    47,223                 277,559                 672,684

--------------------------

(1) Represents the amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from the strategic alliance with Sprint.

(2) In 1998, MindSpring's management reviewed its net deferred tax asset, consisting primarily of net operating loss carryforwards and based on the net income generated in 1998 as well as the projections of future income determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the Company reversed its valuation allowance in 1998 and did not record one in 1999. In the course of the reorganization discussions, management of MindSpring and EarthLink Network reviewed the combined net deferred tax assets and concluded that sufficient uncertainty now exists regarding realizability of the net deferred tax asset. The financial data of the combined Company include adjustments of $3.9 million and $25.3 million for 1998 and 1999, respectively, to give effect to the reestablishment of a valuation allowance on the MindSpring net deferred tax assets. See note 1 to the Supplemental Combined Financial Statements of EarthLink, Inc. included herein.

1999 COMPARED TO 1998

NARROWBAND ACCESS REVENUES

    Narrowband access revenues consist primarily of monthly fees charged to members for dial up Internet access. EarthLink's narrowband revenues increased from $260.2 million in 1998 to $582.9 million in 1999, a 124 percent increase. The substantial growth in narrowband revenues was primarily due to an increase in the Company's member base from 1.6 million at December 31, 1998 to 3.1 million at December 31, 1999. Approximately 408,000 members were acquired from NETCOM in February 1999, 130,000 were acquired from Spry in October 1998. Approximately 130,000 members were acquired in June 1998 from Sprint.

WEB HOSTING REVENUES

    Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. EarthLink's Web hosting revenues increased from $22.0 million in 1998 to $47.4 million in 1999, a 116 percent increase. As of December 31, 1999, the combined company hosted 109,000 Web sites compared to 36,000 in 1998, a 203% increase.

BROADBAND ACCESS REVENUES

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, ISDN and DSL services. EarthLink's broadband revenues increased from $3.3 million in 1998 to $23.5 million in 1999, a 612 percent increase. In 1999 our main broadband focus became DSL. In the fourth quarter of 1999, we began service to 12 major cities giving us access to 15 markets nationwide. As of December 31, 1999, the combined company had 25,000 broadband members.

CONTENT, COMMERCE AND ADVERTISING REVENUES

    Content, commerce and advertising revenues are generated by leveraging the value of the Company's member base and user traffic. Content, commerce and advertising revenues increased from $5.1 million in 1998 to $16.6 million in 1999, a 225 percent increase. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, bLink.

COST OF REVENUES

    Cost of revenues increased 115% during 1999 as compared 1998, primarily due to the increase in our member base. However, cost of revenues as a percentage of revenues decreased from 40% to 37%. This is attributable to: (a) more effective management of our network, (b) the addition of lower cost POP providers such as Sprint and Level 3, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

OPERATIONS AND MEMBER SUPPORT

    Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased from $80.2 million or 28% of revenue for the year ended December 31, 1998 to $182.1 million or 27% of revenue for the year ended December 31, 1999. These increases reflect (1) the increase in members from 1.6 million to 3.1 million, (2) the opening of additional call centers in 1999 and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support capabilities.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing expenses increased 237% from $65.0 million to $219.3 million during 1999. The increase was primarily due to the costs of growing our member base from 1.6 million members to 3.1 million members and is in accordance with management's increased emphasis on organic growth through marketing strategies. This increased emphasis includes the implementation of an ambitious advertising program to create brand awareness, the development of new marketing channels, the expansion of sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of members are expensed as incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, and bad debt and credit card processing. General and administrative expenses increased 96% from $34.6 million in 1998 to $67.9 million in 1999. The increase was primarily due to increases in payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 12% in 1998 to 10% in 1999.

INTEREST INCOME AND EXPENSE, NET

    Net interest income increased from $3.7 million in 1998 to $22.0 million 1999. The increase was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offerings completed in 1998 and 1999. Interest expense increased due to borrowings of $80 million under the credit facility to finance the NETCOM acquisition and $179.9 million in 5% convertible subordinated notes. This increase in interest expense was partially offset by aging of lease obligations and a general reduction in interest rates paid on capital leases entered into during 1999.

1998 COMPARED TO 1997

REVENUES

    EarthLink's narrowband access revenues increased from $118.9 million in 1997 to $260.2 million in 1998, a 119 percent increase. The substantial growth in narrowband revenues was primarily due to an increase in the Company's member base from 698,000 at December 31, 1997 to 1.6 million at December 31, 1998. In June 1998 we gained access to Sprint's marketing and distribution channels as part of our strategic relationship with Sprint. In addition to these channels, we aggressively expanded into the OEM arena by securing relationships with Apple, Packard Bell NEC and CompUSA. In October 1998 we obtained approximately 130,000 members in conjunction with our acquisition of Spry from AOL. Also contributing to our growth was the addition of several key Affinity marketing partners, Sam's Club, Discover Card and AAA of Southern California. EarthLink's Web hosting revenues increased from $12.6 million in 1997 to $22.0 million in 1998, a 75 percent increase. As of December 31, 1998, the combined company hosted 36,000 Web sites compared to 14,000 in 1997, a 157 percent increase. Revenues from broadband access and content, commerce and advertising were minimal for 1997 and 1998.

COST OF REVENUES

    Cost of revenues increased 102% from $57.2 million in 1997 to $115.5 million in 1998 due to the increase in our member base. However, cost of revenues as a percentage of revenues decreased from 43% to 40%. This is attributable to: (a) more effective management of our network, (b) the addition of Sprint to our family of POP providers, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

OPERATION AND MEMBER SUPPORT

    Operations and member support expenses increased from $44.8 million or 34% of revenue for the year ended December 31, 1997 to $80.2 million or 28% of revenue for the year ended December 31, 1998. This increase in total expenditures is attributable to the growth in our member base whereas the decrease as a percentage of revenue is primarily due to an increase in staffing in our technical support and member service call centers at a slower rate than the growth of the overall member base. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities but achieve economies of scale as our member base grows.

SALES AND MARKETING

    Sales and marketing expenses increased from $36.3 million in 1997 to $65.0 million in 1998. The increase was primarily due to an increase in direct marketing and advertising costs associated with Company growth initiatives. Sales and marketing expenses were approximately 27% of revenues for 1997 and 22% of revenues in 1998. The decrease as a percentage of revenues resulted from economies of scale with respect to costs such as payroll that do not increase in direct proportion to increases in revenue and from cost control efforts implemented by management. Sales, marketing and other direct costs associated with the acquisition of members are generally expensed as incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 49% from $23.2 million in 1997 to $34.6 million in 1998. The increase was primarily due to increases in payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 17% in 1997 to 12% in 1998.

INTEREST INCOME AND EXPENSE, NET

    The Company incurred net interest expense of $1.8 million in 1997 and earned net interest income of $3.7 million in 1998. The change was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offerings completed in 1998. Interest expense decreased due the aging of lease obligations and a general reduction in interest rates paid on capital leases entered into during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities used cash of $9.9 million during the year ended December 31, 1997, and provided $62.1 million and $44.2 million in cash during the years ended December 31, 1998 and 1999, respectively. The Company's net losses of $34.0 million, $53.2 million and $173.7 million were the primary components of cash used in operating activities in the three years ended December 31, 1999, respectively. The Company's net losses were offset by significant non-cash depreciation and amortization expenses relating to the Company's network and intangible assets of $18.1 million, $70.0 million and $190.5 million during the three years ended December 31, 1999, respectively. In 1998 and the Company's net losses were further offset by significant increases in deferred revenues and accounts payable and accrued expenses.

    Our investing activities, used cash of approximately $25.1 million, $56.9 million and $339.7 million in 1997, 1998 and 1999, respectively. Capital equipment purchases were $22.6 million, $44.5 million and $109.8 million during the three years then ended. Net cash received in the Sprint transaction of $23.8 million was partially offset by Sprint transaction costs of $9.9 million for the year ended December 31, 1998. We acquired the subscriber base of Spry, Inc. effective October 1998 with an initial cash payment of $25 million followed by a final payment of $7 million in the first quarter of 1999. In 1999 we acquired the member base of NETCOM and approximately $13.2 million capital equipment for consideration of $245 million, consisting of $215 in cash and common stock valued at $30 million, (752,232 shares, at a price per share of $39.88). During 1999 we invested $4.0 million in a limited partnership and committed to make an additional investment amounting to $6.0 million.

    Financing activities provided approximately $47.2 million, $277.6 million and $672.7 million in cash during 1997, 1998 and 1999, respectively. In January 1997, we sold 7.4 million shares of common stock in EarthLink Network's initial public offering and generated approximately $26.2 million in net proceeds. In September 1997 we raised $15.4 million in private sales of equity securities during 1997. We completed a follow on public offering in June 1998 of 6.1 million shares of common stock. Our net proceeds were approximately $106.3 million. In January 1999, the Company completed a follow on public offering of
4.0 million shares of its common stock at $45.51 per share. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 1.2 million shares of which 311,000 shares were common stock and 993,000 shares were Series B convertible preferred stock (having the same rights and preferences as the Series A Convertible Preferred Stock already held by Sprint). Net proceeds from the sale of common stock were $183.1 million. Net proceeds from the sale of Series B convertible preferred stock to Sprint were approximately $42.6 million. We completed an additional offering of 6 million shares of common stock at $8.84 per share. Net proceeds from the offering were approximately $49.8 million. In December 1998, the Company issued 4.6 million shares of common stock at $28.50 for net proceeds of approximately $124.8 million. In April 1999 the Company completed a follow on public offering of 5.5 million shares of its common stock. Net proceeds were approximately $263.5 million. We also sold $179,975,000 aggregate principal amount of our 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. During 1997, 1998 and 1999, we financed the acquisition of data processing and office equipment amounting to approximately $10.5 million, $9.3 million and $10.4 million, respectively, through equipment leases and sale leaseback agreements. We record sale leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the lease agreement.

    On December 31, 1999, we had approximately $685.8 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for the next 12 months. We also have a $50 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 5, 2001 at an interest rate of 6% per annum. In conjunction with the merger, each holder of our Convertible Subordinated Notes has the option to require us to repurchase that holder's notes at a repurchase price equal to 100% of the principal amount plus accrued interest to the date of repurchase. The repurchase price will be paid in cash. If all holders exercise this option the payment will be $184.3 million. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing other than the line of credit from Sprint, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

ITEM 7B. EARTHLINK NETWORK, INC.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

                                        YEAR ENDED             YEAR ENDED              YEAR ENDED
                                     DECEMBER 31, 1997      DECEMBER 31, 1998       DECEMBER 31, 1999
                                    -------------------   ---------------------   ---------------------
                                                 % OF                    % OF                    % OF
                                    (000'S)    REVENUE     (000'S)     REVENUE     (000'S)     REVENUE
                                    --------   --------   ----------   --------   ----------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Narrowband access...............  $ 74,228      92      $  161,009      92      $  310,868      91
  Web hosting.....................     5,202       6           7,537       4          11,554       3
  Broadband access................     1,143       1           3,285       2           6,756       2
  Content, commerce and
    advertising...................       315       1           4,110       2          13,110       4
                                    --------     ---      ----------     ---      ----------     ---
    Total revenues................    80,888     100         175,941     100         342,288     100

Operating costs and expenses:
  Cost of revenues................    38,065      47          77,223      44         132,679      39
  Operations and member support...    30,607      38          53,765      31         104,842      31
  Sales and marketing.............    25,971      32          42,837      24         125,992      37
  General and administrative......    14,699      18          21,720      12          38,010      11
  Acquisition-related costs(1)....        --      --          42,635      24          65,072      19
                                    --------     ---      ----------     ---      ----------     ---
    Total operating costs and
      expenses....................   109,342     135         238,180     135         466,595     137
                                    --------     ---      ----------     ---      ----------     ---

Loss from operations..............   (28,454)    (35)        (62,239)    (35)       (124,307)    (37)
Net interest income, (expense)....    (1,462)     (2)          2,457       1          16,059       5
                                    --------     ---      ----------     ---      ----------     ---
    Net loss......................   (29,916)    (37)        (59,782)    (34)       (108,248)    (32)

Deductions for accretion
  dividends(2)....................        --      --          (7,601)     (4)        (14,106)     (4)
                                    --------     ---      ----------     ---      ----------     ---
Net loss attributable to common
  stockholders....................  $(29,916)    (37)     $  (67,383)    (38)     $ (122,354)    (36)
                                    ========     ===      ==========     ===      ==========     ===
OPERATING DATA:
Number of customers at year end...   420,000               1,000,000               1,776,000
Number of employees at year end...     1,287                   1,343                   2,624
EBITDA(3).........................   (19,077)    (24)         (7,513)     (4)        (38,132)    (11)

------------------------

(1) Represents acquisition and amortization related expenses for 1998 and 1999 and a one time transaction cost of $1,397,000 related to the June 1998 Sprint transaction.

(2) Reflects the accretion of Liquidation Dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(3) Represents net loss before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in or as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

1999 COMPARED TO 1998

NARROWBAND ACCESS REVENUES

    Narrowband access revenues consist of monthly fees charged to members for dial-up Internet access. EarthLink Network's narrowband access revenues increased from $161.0 million in 1998 to $310.9 million in 1999, a 93 percent increase. The substantial growth in narrowband access revenues was primarily due to the increase in the company's member base from 1.0 million at December 31, 1998 to 1.8 million at December 31, 1999. The largest portion of our member growth came through traditional marketing channels, direct marketing and strategic relationship with Sprint.

WEB HOSTING REVENUES

    Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to have a web or e-commerce presence. Web hosting revenues increased from $7.5 million in 1998 to $11.6 million in 1999, a 55 percent increase. As of December 31, 1999, the company hosted 41,000 Web sites compared to 15,000 in 1998, a 173 percent increase.

BROADBAND ACCESS REVENUES

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, ISDN and DSL services. EarthLink Network's broadband access revenues increased from $3.3 million in 1998 to $6.8 million in 1999, a 106 percent increase. As of December 31, 1999, the company had 21,000 broadband members compared to 5,400 in December 1998.

CONTENT, COMMERCE AND ADVERTISING REVENUES

    Content, commerce and advertising revenues are generated by leveraging the value of the company's member base and user traffic. Content, commerce and advertising revenues increased from $4.1 million in 1998 to $13.1 million in 1999, a 220% increase. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our bi-monthly magazine, bLink.

COST OF REVENUES

    Cost of revenues increased 72% from $77.2 million in 1998 to $132.7 million in 1999 due to the increase in our member base. However, cost of revenues as a percentage of revenues decreased from 44% to 39%. This is attributable to: (a) more effective management of our network, (b) the addition of lower cost POP providers such as Sprint and Level 3, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

OPERATIONS AND MEMBER SUPPORT

    Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased from $53.8 million or 31% or revenue for the year ended December 31, 1998 to $104.8 million or 31% or revenue for the year ended December 31, 1999. These increases reflect (1) the increase in members from 1.0 million to 1.8 million, (2) the opening of additional call centers in 1999 and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support capabilities.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing expenses increased 194% from $42.8 million in 1998 to $126.0 million in 1999. The increase was primarily due to management's increased emphasis on organic growth through marketing strategies including the implementation of an ambitious advertising program to create brand awareness, the development of new marketing channels, the expansion of sales and marketing efforts, the increase of sales commissions and the increase of marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of members are expensed as incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, and bad debt. General and administrative expenses increased 75% from $21.7 million in 1998 to $38.0 million in 1999. The increase was primarily due to increases payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was primarily due to growth in headcount. The increases in credit card processing fees and bad debt were due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 12% in 1998 to 11% in 1999.

INTEREST INCOME (EXPENSE), NET

    Interest income increased from $4.4 million in 1998 to $17.3 million 1999. The increase was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offerings completed in June 1998 and January 1999. Interest expense decreased from $2.0 million during 1998 to $1.3 million due to the aging of lease obligations and a general reduction in effective interest rates paid on capital leases entered into during 1999.

1998 COMPARED TO 1997

REVENUES

    EarthLink Network's narrowband access revenues increased from $74.2 million in 1997 to $161.0 million in 1998, a 117 percent increase. The substantial growth in narrowband revenues was primarily due to an increase in the base of narrowband members from 422,000 at December 31, 1997 to 1.0 million at December 31, 1998. In June 1998 we gained access to Sprint's marketing and distribution channels as part of our strategic relationship with Sprint. EarthLink Network's Web hosting revenues increased from $5.2 million in 1997 to $7.5 million in 1998, a 44 percent increase.

COST OF REVENUES

    Cost of revenues increased 103% from $38.1 million in 1997 to $77.2 million in 1998 due to the increase in our member base. However, cost of revenues as a percentage of revenues decreased from 47% to 44%. This is attributable to: (a) more effective management of our network, (b) the addition of Sprint to our family of POP providers, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

OPERATIONS AND MEMBER SUPPORT

    Operations and member support expenses increased from $30.6 million or 38% of revenue for the year ended December 31, 1997 to $53.8 million or 31% or revenue for the year ended December 31, 1998. This increase in total expenditures is attributable to the growth in our member base whereas the decrease as a percentage of revenue is primarily due to an increase in staffing in our technical support and member service call centers at a slower rate than the growth of the overall member base. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities but achieve economies of scale as our member base grows.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of third-party, advertising, sales commissions, salaries, referral credits, communication costs associated with trial accounts and the cost of promotional material. Sales and marketing expenses increased from $26.0 million in 1997 to $42.8 million in 1998. The increase was primarily due to an increase in third-party bounty payments of $4 million, increased sales commissions of $1 million, increased marketing personnel headcount leading to an increase in employee costs of $3.4 million and increased emphasis on marketing including expanded sales and marketing efforts on a nation wide basis leading to an increase in advertising expense of $3.2 million. Sales and marketing expenses were approximately 33% of revenues for 1997 and 25% of revenues in 1998. The decrease as a percentage of revenues resulted from economies of scale with respect to costs such as payroll that do not increase in direct proportion to increases in revenue and from cost control efforts implemented by management. Sales, marketing and other direct costs associated with the acquisition of members are expensed as incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 48% from $14.7 million in 1997 to $21.7 million in 1998. The increase was primarily due to increases payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1997 to 12% in 1998.

INTEREST INCOME AND EXPENSE, NET

    Interest income increased from $637,000 in 1997 to $4.4 million 1998. The increase was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offering completed in June 1998. Interest expense decreased from $2.1 million in 1997 to $2.0 million during 1998 due to repayment of approximately $4 million in notes payable, the conversion of $5 million in debt to equity and a reduction in the effective interest rates paid to lessors.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities used $21.3 million, provided $26.6 million and used $21.4 million in cash during the years ended December 31, 1997, 1998 and 1999, respectively. Net losses of $29.9 million, $59.8 million and $108.2 million were the primary components of cash used in operating activities in the three years ended December 31, 1999, respectively. Net losses were offset by significant non-cash depreciation and amortization expenses relating to the EarthLink Network's network and intangible assets of $9.3 million, $54.7 million and $86.2 million during the three years ended December 31, 1999, respectively. In 1998 EarthLink Network's net loss was further offset by significant increases in accounts payable and accrued expenses.

    Our investing activities, used cash of approximately $16.1 million, $9.2 million and $49.9 in 1997, 1998 and 1999, respectively. Capital equipment purchases were $14.5 million, $24.3 million and $47.3 million during the three years then ended. Net cash received in the Sprint transaction of $23.8 million was partially offset by Sprint transaction costs of $9.9 million for the year ended December 31, 1998. During 1999 we invested $4.0 million in a limited partnership. We are committed to invest an additional $6.0 million in limited partnerships.

    Financing activities provided approximately $49.8 million, $107.1 million and $239.0 million in cash during 1997, 1998 and 1999, respectively. In January 1997, we sold 4.6 million shares of common stock in our initial public offering and generated approximately $26.2 million in net proceeds. In September 1997 we raised $15.4 million in private sales of equity securities during 1997. We completed a follow on public offering in June 1998 of 3.8 million shares of common stock. Our net proceeds were approximately $106.3 million. In January 1999, the company completed a follow on public offering of 2.4 million shares of its common stock at $73.63 per share. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the company. Accordingly, Sprint purchased 808,000 shares of which 201,000 shares were common stock and 607,000 shares were Series B convertible preferred stock (having the same rights and preferences as the Series A convertible preferred stock already held by Sprint). Net proceeds from the sale of Common Stock were $183.1 million. Net proceeds from the sale of Series B convertible preferred stock to Sprint were approximately $42.6 million. During 1997, 1998 and 1999, we financed the acquisition of data processing and office equipment amounting to approximately $10.5 million, $9.3 million and $13.4 million, respectively, through equipment leases and sale leaseback agreements. We record sale leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the lease agreement.

    On December 31, 1999, we had approximately $308.6 million in cash and cash equivalents. See Management's Discussion and Analysis for EarthLink, Inc. for further discussion of cash requirements.

ITEM 7C. MINDSPRING ENTERPRISES, INC.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table shows financial data for the years ended December 31, 1999, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)

                                                          YEAR ENDED            YEAR ENDED             YEAR ENDED
                                                       DECEMBER 31, 1997     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                      -------------------   -------------------   ---------------------
                                                                   % OF                  % OF                    % OF
                                                      (000'S)    REVENUE    (000'S)    REVENUE     (000'S)     REVENUE
                                                      --------   --------   --------   --------   ----------   --------
Statement of Operations Data:
Revenues:
  Narrowband access.................................  $44,802       85%     $ 99,220      86%     $  272,015      83%
  Web hosting.......................................    7,355       14%       14,470      13%         35,881      11%
  Broadband access..................................       77        0%           36       0%         16,784       5%
  Content, commerce, and advertising................      322        1%          947       1%          3,465       1%
                                                      -------      ---      --------     ---      ----------     ---
    Total revenues..................................   52,556      100%      114,673     100%        328,145     100%

Operating costs and expenses:
  Cost of revenues..................................   19,118       36%       38,306      33%        115,808      35%
  Operations and Member Support.....................   14,194       27%       26,477      23%         77,292      24%
  Sales and marketing...............................   10,310       20%       22,200      20%         93,357      29%
  General and administrative........................    8,469       16%       12,855      11%         29,866       9%
  Acquisition-related costs.........................    4,208        8%        7,049       6%         83,195      25%
                                                      -------      ---      --------     ---      ----------     ---
    Total operating costs and expenses..............   56,299      107%      106,887      93%        399,518     122%

Operating Loss (Income).............................   (3,743)      (7)%       7,786       7%        (71,373)    (22)%
Interest (Expense) Income, net......................     (338)      (1)%       1,214       1%          5,927       2%
                                                      -------      ---      --------     ---      ----------     ---
(Loss) Income before taxes..........................   (4,081)      (8)%       9,000       8%        (65,446)    (20)%
Income tax benefit..................................       --        0%        1,544       1%         25,315       8%
                                                      -------      ---      --------     ---      ----------     ---
Net (Loss) Income...................................  $(4,081)      (8)%    $ 10,544       9%     $  (40,131)    (12)%
                                                      =======               ========              ==========
Net (Loss) Income per share
  Basic.............................................  $ (0.09)              $   0.21              $    (0.65)
                                                      -------               --------              ----------
  Diluted...........................................  $ (0.09)              $   0.21              $    (0.65)
                                                      -------               --------              ----------
Weighted Average Common
  Shares Outstanding
  Basic.............................................   45,084                 49,222                  61,742
  Diluted...........................................   45,084                 50,862                  61,742
Other Operating Data:
  Approximate number of members at end of period....  278,000                640,000               1,346,000
  Number of employees at end of period..............      502                    977                   2,204

    REVENUES. Revenues for the year ended December 31, 1999 totaled approximately $328.1 million as compared to approximately $114.7 million for the year ended December 31, 1998. The increase in revenues of 186% resulted primarily from a 95% increase in total members. The increase in members is due to the acquisition of the NETCOM members in February 1999, the acquisition of Spry members in October 1998 and organic growth. Revenues from narrowband access to the Internet, which includes start-up fees, represented approximately 83% of total revenue for the year ended December 31, 1999 vs. 86% for the year ended December 31, 1998. Web hosting revenue grew to $35.9 million, or 11% of total revenue, for the year ended December 31, 1999 from $14.5 million, or 13% of total revenue, for the year ended December 31, 1998. The decrease in both narrowband access and Web Hosting revenue as a percentage of total revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 can be attributed to the greater contribution and relative growth in our Broadband revenues. Broadband revenue grew to $16.8 million, or 5% of total revenues, for the year ended December 31, 1999 from $36,000 million, or 0% of total revenue, for the year ended December 31, 1998. This increase is attributed to the acquisition of 3,000 dedicated Internet access members from NETCOM in February 1999 as well as the rollout of xDSL and cable services during the year.

    COSTS OF REVENUES. For the year ended December 31, 1999, cost of revenues increased to approximately 35% of total revenue, compared to approximately 33% of total revenue for the year ended December 31, 1998. Cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our members being served through the use of third party networks rather than MindSpring POPs due to the Spry and NETCOM acquisitions. Cost of revenues for members being serviced by MindSpring POP's includes depreciation for these POPs and other related equipment.

    OPERATIONS AND MEMBER SUPPORT. Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased from $26.5 million or 23% of revenue for the year ended December 31, 1998 to $77.3 million or 24% of revenue for the year ended December 31, 1999. This increase is primarily due to increased staffing in our technical support and member service call centers necessary to support MindSpring's accelerated growth program initiated in September 1999 as well the addition of several new call centers in 1999.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and cost of promotional materials. Sales and marketing expenses increased to $93.4 million, or approximately 29% of total revenue, for the year ended December 31, 1999, compared to $22.2 million, or approximately 20% of total revenue, for the year ended December 31, 1998. This increase is primarily due to higher advertising expenditures related to MindSpring's accelerated growth program initiated in September 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, bad debt, credit card processing and executive compensation. General and administrative expenses increased to $29.9 million, or approximately 9% of total revenue, for the year ended December 31, 1999, compared to $12.9 million, or approximately 11% of total revenue, for the year ended December 31, 1998. This decrease as a percentage of total revenue is due to efficiencies gained primarily through economies of scale.

    ACQUISITION-RELATED AMORTIZATION. Acquisition-related amortization expense increased significantly to 25% of total revenues for the year ended December 31, 1999 from 6% of total revenues for the year ended December 31, 1998 due to the acquisitions of the Spry and NETCOM member bases, which are being amortized over three years.

    INTEREST (EXPENSE) INCOME, NET. Interest (expense) income, net was approximately $5.9 million, or 2% of total revenues, for the year ended December 31, 1999 compared to approximately $1.2 million, or 1% of total revenues, for the year ended December 31, 1998. This increase in interest (expense) income, net for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, resulting from equity and debt offerings in December 1998 and April 1999, offset by interest expense increasing which resulted from our convertible debt offering completed in April 1999. The offerings raised net proceeds of approximately $562 million from which we repaid $80 million outstanding under a secured credit facility. Interest expense includes interest on our 5% Convertible Subordinated Notes due 2006 and fees related to our unused credit facility as well as amortization of deferred financing costs incurred in conjunction with both.

    INCOME TAX BENEFIT (PROVISION). For the year ended December 31, 1999, MindSpring recorded an income tax benefit of $25.3 million, or 8% of total revenues, for an effective tax rate of 39%, compared to an income tax benefit of $1.5 million, or 1% of total revenues, for the year ended December 31, 1998. For the year ended December 31, 1998 MindSpring recorded a benefit for income taxes due to a one time benefit taken in the fourth quarter of the year as a result of the removal of the valuation allowance associated with MindSpring's deferred tax assets.

    NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As discussed above, and primarily as a result of the increase in sales and marketing expenditures and in acquired member base amortization, MindSpring had a net loss for the year ended December 31, 1999 of ($40.1 million) or $(0.65) per basic and diluted share. MindSpring's net income for the year ended December 31, 1998 was $10.5 million or $0.21 per basic and diluted share.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues for the year ended December 31, 1998 totaled approximately $114.7 million, as compared to approximately $52.6 million for the year ended December 31, 1997. This approximately 118% increase in period revenues resulted primarily from an approximately 130% increase in subscribers. The greater proportional increase in subscribers compared to the percentage increase in period revenues was principally due to the acquisition of Spry subscribers from AOL during the fourth quarter of 1998. Revenues from access to the Internet, which includes start-up fees, represented approximately 86% of total revenue for the year ended December 31, 1998, compared to 85% of total revenue for the year ended December 31, 1997. Web hosting revenue grew to $14.5 million, or 13% of total revenue, for the year ended December 31, 1998 from $7.4 million, or 14% of total revenue for the year ended December 31, 1997. Broadband and content, commerce and advertising revenues were immaterial for both 1997 and 1998.

    COSTS OF REVENUES. For the year ended December 31, 1998, cost of revenues decreased to approximately 33% of total revenue, compared to approximately 36% of total revenue for the year ended December 31, 1997. Not taking into account approximately $2.0 million in discounts we received in 1998 under our network services agreement with PSINet, Inc., cost of revenues would have been approximately 35% of total revenue. Not taking into account approximately $2.1 million in discounts we received in 1997 under the network services agreement with PSINet, Inc., cost of revenues would have been approximately 40% of total revenue. The discounts earned under the network services agreement with PSINet ended in October 1998. This decrease of cost of revenues as a percentage of total revenue resulted primarily from increased efficiency and reduced network costs associated with MindSpring-owned POPs.

    OPERATIONS AND MEMBER SUPPORT. Operations and member support expenses increased from $14.2 million or 27% of revenue for the year ended December 31, 1997 to $26.5 million or 23% of revenue for the year ended December 31, 1998. This increase in total expenditures is attributable to the growth in our member base whereas the decrease as a percentage of revenue is primarily due to an increase in staffing in our technical support and member service call centers at a slower rate than the growth of the overall member base. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities but achieve economies of scale as our member base grows.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and cost of promotional materials. Sales and marketing expenses increased to $22.2 million, or approximately 20% of total revenue, for the year ended December 31, 1998, compared to $10.3 million, or approximately 20% of total revenue, for the year ended December 31, 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, bad debt, credit card processing and executive compensation. General and administrative expenses increased to $12.9 million, or approximately 11% of total revenue, for the year ended December 31, 1998, compared to $8.5 million, or approximately 16% of total revenue, for the year ended December 31, 1998. This decrease as a percentage of total revenue is due to efficiencies gained primarily through economies of scale.

    ACQUISITION-RELATED AMORTIZATION. Acquisition-related amortization expense increased to $7.0 million, or 6% of total revenues, for the year ended December 31, 1998 from $4.2 million, or 8% of total revenues, for the year ended December 31, 1998. Amortization expense resulted solely from acquired subscriber bases, which are being amortized over three years.

    INTEREST (EXPENSE) INCOME. The following table details the increase in interest income in 1997 compared to 1998:

                                                                1997         1998
                                                              ---------   ----------
Interest on capital leases..................................  $(473,000)  $ (754,000)
Interest on PSINet notes....................................   (276,000)    (136,000)
Interest income--other......................................    411,000    2,104,000
                                                              ---------   ----------
Interest (expense) income net...............................  $(338,000)  $1,214,000
                                                              =========   ==========

Interest on capital leases increased for the year ended December 31, 1998, compared to the year ended December 31, 1997, because MindSpring entered into several new capital leases for equipment at the end of 1997. Interest income increased in 1998 due to the increase in outstanding cash balances available for investment as a result of positive operating cash flows and two public equity offerings completed during the year. See "--Liquidity and Capital Resources".

    INCOME TAX PROVISION. For the year ended December 31, 1998 MindSpring recorded a benefit for income taxes due to a one time benefit taken in the fourth quarter of the year as a result of the removal of the valuation allowance associated with MindSpring's deferred tax assets. MindSpring is continually assessing its income tax situation and management believed that it was "more likely than not" that the deferred tax assets would be realized in the future. MindSpring expected to report taxable earnings, even though we expected to be incurring net losses at the same time. This was principally due to the requirement that, for tax purposes, subscriber acquisition costs must be amortized over 15 years, compared to the three-year period applied for accounting purposes. For the year ended December 31, 1997, no income tax benefit was recognized as MindSpring had a net taxable loss for the year.

    NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE. As a result of the factors discussed above, MindSpring's net income for the year ended December 31, 1998 was $10.5 million, or $0.21 income per basic and diluted share, compared to a net loss of $4.1 million, or $0.09 basic and diluted loss per share, for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, MindSpring generated net cash from operations of approximately $65.6 million, compared to $35.5 million for the year ended December 31, 1998, an increase of approximately 85%. During 1999, we spent approximately $227.5 million to fund purchases of subscriber bases. $215 million of this amount was paid to ICG Communications in connection with the closing of the NETCOM acquisition, approximately $80 million of which we borrowed under our $100 million secured revolving credit facility, which we repaid as discussed below, and the remainder from our available cash. Additionally, in March 1999 we paid the remaining $7 million to complete the payments related to the Spry acquisition. During the twelve months of 1999, we spent a total of approximately $62.5 million primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. We did not enter into any new capital lease agreements in 1999.

    In March 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 5,520,000 shares of our common stock raising net proceeds of approximately $263.5 million, from which we repaid approximately $80 million of principal and interest outstanding under our secured credit facility. We also sold $179,975,000 aggregate principal amount of our 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. Net of expenses and repayment of debt, MindSpring raised an aggregate of approximately $357.6 million in these offerings.

    On December 31, 1999, we had approximately $377.2 million in cash and cash equivalents. See Management's Discussion and Analysis for EarthLink Inc. for further discussion of cash requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears in a subsequent section of this Report. (See Item 14(a)(1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Nominees" and "Proposal 1--Election of Directors--Information Regarding Nominees for Director" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to management compensation will be set forth under the captions "Proposal 1--Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation--Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's securities by certain persons is set forth under the captions "Beneficial Ownership of Common Stock" in the Company's Proxy statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1.  FINANCIAL STATEMENTS OF EARTHLINK, INC.

    Report of Independent Accountants

    Consolidated Combined Balance Sheet as of December 31, 1998 and 1999

    Consolidated Combined Statement of Operations for the three years ended December 31, 1999

    Consolidated Combined Statement of Stockholders' Equity for the three years ended
    December 31, 1999

    Consolidated Combined Statement of Cash Flows for the three years ended December 31, 1999

    Notes to Consolidated Combined Financial Statements

2.  FINANCIAL STATEMENTS OF EARTHLINK NETWORK, INC.

    Report of Independent Accountants

    Consolidated Balance Sheet as of December 31, 1998 and 1999

    Consolidated Statement of Operations for the three years ended December 31, 1999

    Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999

    Consolidated Statement of Cash Flows for the three years ended December 31, 1999

    Notes to Consolidated Financial Statements

3.  FINANCIAL STATEMENTS OF MINDSPRING ENTERPRISES, INC.

    Report of Independent Accountants

    Consolidated Balance Sheet as of December 31, 1998 and 1999

    Consolidated Statement of Operations for the three years ended December 31, 1999

    Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999

    Consolidated Statement of Cash Flows for the three years ended December 31, 1999

    Notes to Consolidated Financial Statements

(B) FINANCIAL STATEMENT SCHEDULE

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required or are immaterial.

(C) EXHIBITS

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
 2.1                       --      Agreement and Plan of Reorganization, dated September 22,
                                   1999, by and among EarthLink Network, Inc., MindSpring
                                   Enterprises, Inc. and Earthlink, Inc., as amended (included as Annex A to the Proxy Statement/Prospectus contained in
                                   Part I of this Registration Statement).

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
 2.2                       --      Stock Option Agreement, dated September 22, 1999, between
                                   MindSpring Enterprises, Inc. and EarthLink Network, Inc.
                                   (incorporated by reference to Exhibit 2.2 of EarthLink
                                   Network Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

 2.3                       --      Stock Option Agreement, dated September 22, 1999, between
                                   EarthLink Network, Inc. and MindSpring Enterprises, Inc.
                                   (incorporated by reference to Exhibit 2.3 of EarthLink
                                   Network Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

 2.4                       --      Form of EarthLink Stockholder Agreement, dated September 22,
                                   1999, between certain stockholders and EarthLink Network,
                                   Inc. (incorporated by reference to Exhibit 2.4 of EarthLink
                                   Network, Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

 2.5                       --      Form of MindSpring Stockholder Agreement, dated September
                                   22, 1999, between certain stockholders and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit 2.5 of EarthLink Network, Inc.'s Form 8-K, dated September 22,
                                   1999, File No. 0-20799).

 2.6*                      --      Preferred Stock Purchase Agreement, dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc.
                                   Limited.

 2.7*                      --      Investor Rights Agreement dated January 4, 2000, between
                                   EarthLink Network, Inc. and Apple Computer, Inc. Limited.

 3.1*                      --      Certificate of Incorporation of EarthLink, Inc.

 3.2*                      --      Form of Amended and Restated Certificate of Incorporation of
                                   EarthLink, Inc.

 3.3*                      --      By-laws of EarthLink, Inc.

 3.4*                      --      Form of Certificate of Designation, Preferences and Rights
                                   of Series A Convertible Preferred Stock.

 3.5*                      --      Form of Certificate of Designation, Preferences and Rights
                                   of Series B Convertible Preferred Stock and amendment
                                   thereto.

 3.6*                      --      Form of Certificate of Designation, Preferences and Rights
                                   of Series C Convertible Preferred Stock.

10.1                       --      1995 Stock Option Plan and form of Stock Option Agreement
                                   (incorporated by reference to Exhibit 10.1 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

10.2                       --      Amended and Restated Stock Option Plan for Directors
                                   (incorporated by reference to Exhibit 10.2 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

10.3                       --      (a) Netscape Communications Corporation Internet Service
                                   Provider Navigator Distribution Agreement, dated May 31,
                                       1996, between EarthLink Network, Inc. and Netscape
                                       Communications Corporation (incorporated by reference to
                                       Exhibit 10.6 to EarthLink Network's Registration
                                       Statement on Form S-1--File No. 333-15781).

                                   (b) Amendment No. 1 to Netscape Communications Corporation
                                   Internet Service Provider Agreement (incorporated by
                                       reference to Exhibit 10.6(a) to EarthLink Network's
                                       Registration Statement on Form S-1--File No. 333-15781).

                                   (c) Amendment No. 2 to Netscape Communications Corporation
                                   Internet Service Provider Agreement (incorporated by
                                       reference to Exhibit 10.6(b) to EarthLink Network's
                                       Registration Statement on Form S-1--File No. 333-15781).

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
10.4                       --      (a) Network Services Agreement, dated May 31, 1996, between
                                   EarthLink Network, Inc. and UUNET Technologies, Inc.
                                       (incorporated by reference to Exhibit 10.7 to EarthLink
                                       Network's Registration Statement on Form S-1--File No.
                                       333-15781).

                                   (b) Addendum No. 1 to Network Services Agreement
                                   (incorporated by reference to Exhibit 10.7 (a) to EarthLink
                                       Network's Registration Statement on Form S-1--File No.
                                       333-15781).

10.5                       --      Software Distribution Agreement (MacTCP), dated October 2,
                                   1995, between EarthLink Network, Inc. and Apple Computer,
                                   Inc. (incorporated by reference to Exhibit 10.8 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

10.6                       --      Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8(d) to EarthLink Network's
                                   Registration Statement on Form S-1--File No. 333-53063).

10.7                       --      Standard Industrial/Commercial Multi-Tenant Lease, dated
                                   December 1, 1995, between EarthLink Network, Inc. and Becton
                                   Dickinson and Company (incorporated by reference to Exhibit
                                   10.12 to EarthLink Network's Registration Statement on Form
                                   S-1--File No. 333-15781).

10.8                       --      Internet Wizard Sign-Up Agreement, between EarthLink
                                   Network, Inc. and Microsoft Corporation, dated August 16,
                                   1996 (incorporated by reference to Exhibit 10.19 to
                                   EarthLink Network's Registration Statement on Form S-1--File
                                   No. 333-15781).

10.9                       --      Network Access Agreement, between EarthLink Network, Inc.
                                   and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to
                                   Network Access Agreement (incorporated by reference to
                                   Exhibit 10.20 to EarthLink Network's Registration Statement
                                   on Form S-1--File No. 333-15781).

10.10                      --      (a) Office Lease by and between The Mutual Life Insurance
                                   Company of New York, and EarthLink Network, Inc., dated
                                       September 20, 1996 (incorporated by reference to Exhibit
                                       10.21 to EarthLink Network's Registration Statement on
                                       Form S-1--File No. 333-15781).

                                   (b) Third Amendment to the lease agreement between WHMNY
                                   Real Estate Limited Partnership and EarthLink Network, Inc.
                                       (incorporated by reference to Exhibit 10.1 to EarthLink
                                       Network's Form 10-Q filed on November 16, 1998--File No.
                                       0-20799).

10.11                      --      Amended and Restated Convertible Securities Vesting Plan
                                   (incorporated by reference to Exhibit 10.18 to EarthLink
                                   Network's Report on Form 10-K for the fiscal year ended
                                   December 31, 1997--File No. 0-20799).

10.12                      --      (a) Key Employee Compensation Continuation Plan
                                   (incorporated by reference to Exhibit 10.19 to EarthLink
                                       Network's Report on Form 10-K for the fiscal year ended
                                       December 31, 1997--File No. 0-20799).

                                   (b) Amendment to Key Employee Compensation Continuation Plan
                                   (incorporated by reference to Exhibit 10.19(a) to EarthLink
                                       Network's Report on Form 10-K for the fiscal year ended
                                       December 31, 1997--File No. 0-20799).

10.13                      --      Governance Agreement, dated as of February 10, 1998,
                                   (incorporated by reference to Exhibit 10.1 to EarthLink
                                   Network's Form 8-K filed on February 10, 1998--File No.
                                   0-20799).

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
10.14                      --      Credit Agreement, dated as of February 10, 1998, with Sprint
                                   Corporation as the Lender (incorporated by reference to
                                   Exhibit 10.3 to EarthLink Network's Form 8-K filed on
                                   February 10, 1998--File No. 0-20799).

10.15                      --      Registration Rights Agreement, dated as of February 10,
                                   1998, with Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 99.1 to
                                   EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

10.16                      --      Stockholders Agreement, dated as of February 10, 1998, among
                                   EarthLink Network, Inc., Sprint Corporation, Sprint
                                   Communications Company L.P., and the persons identified on
                                   Schedule 1 thereto (incorporated by reference to Exhibit
                                   99.2 to EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

10.17                      --      Agreement to Vote Stock, dated as of February 10, 1998,
                                   among the Granting Stockholders named on Schedule A thereto,
                                   Sprint Corporation and Sprint Communications Company L.P.
                                   (incorporated by reference to Exhibit 99.3 to EarthLink
                                   Network's Form 8-K filed on February 10, 1998--File No.
                                   0-20799).

10.18                      --      Agreement to Vote and Tender Stock, dated as of February 10,
                                   1998, among the Granting Stockholders named on Schedule A
                                   thereto, Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 99.4 to
                                   EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

10.19                      --      Marketing and Distribution Agreement, dated as of February
                                   10, 1998, Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 10.26 of
                                   EarthLink Network's Registration Statement on Form S-4 filed
                                   May 13, 1998, File No. 333-52507).

10.20                      --      Lease Agreement, between EarthLink Network Inc. and Prentiss
                                   Properties Natomas, L.P. (incorporated by reference to
                                   Exhibit 10.1 to EarthLink Network's Form 10-Q filed on
                                   September 30, 1999--File No. 0-20799).

10.22                      --      Lease Agreement, between Park West E-3 Associates and NETCOM
                                   On-Line Communication Services, Inc., dated February 23,
                                   1996 (incorporated by reference to Exhibit 10.2 to
                                   MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

10.23                      --      Credit Agreement, dated as of February 17, 1999 by and among
                                   MindSpring Enterprises, Inc., as Borrower, the Lenders
                                   referred to herein, First Union Capital Markets Corp., as
                                   Arranger and First Union National Bank, as Administrative
                                   Agent (incorporated by reference to Exhibit 10.1 to
                                   MindSpring's Form 8-K dated February 25, 1999--File No.
                                   0-27890).

10.24                      --      Guaranty and Collateral Agreement made by MindSpring
                                   Enterprises, Inc. and the other Grantors party hereto in
                                   favor of First Union National Bank, as Administrative Agent
                                   (incorporated by reference to Exhibit 10.2 to MindSpring's
                                   Form 8-K dated February 25, 1999--File No. 0-27890).

10.25                      --      First Amendment, Waiver and Consent Agreement, dated as of
                                   April 7, 1999, by and among MindSpring Enterprises, Inc.,
                                   certain Lenders identified therein, First Union Capital
                                   Markets Corp., as Arranger, and First Union National Bank,
                                   as Administrative Agent (incorporated by reference to
                                   Exhibit 10.1 to MindSpring's Form 8-K dated April 7,
                                   1999--File No. 0-27890).

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
10.26                      --      Lease Agreement, commencing on November 1, 1995, between
                                   West Peachtree Point Partners, L.P. and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit
                                   10(j) to MindSpring's Registration Statement on Form
                                   S-1--File No. 333-108).

10.27                      --      First Amendment dated February 6, 1996 to Lease Agreement
                                   dated November 1, 1995 between John Marshall Law School,
                                   Inc. (assignee of West Peachtree Point Partners, L.P.) and
                                   MindSpring Enterprises, Inc. (incorporated by reference to
                                   Exhibit 10(cc) to MindSpring's Registration Statement on
                                   Form S-1--File No. 333-108).

10.28                      --      MindSpring Enterprises, Inc. 1995 Stock Option Plan, as
                                   amended (incorporated by reference to Exhibit 10.7 to
                                   MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

10.29                      --      Form of Stock Option Agreement (incorporated by reference to
                                   Exhibit 10(v) to MindSpring's Registration Statement on Form
                                   S-1--File No. 333-108).

10.30                      --      MindSpring Enterprises, Inc. 1995 Directors Stock Option
                                   Plan, as amended (incorporated by reference to Exhibit 10.9 to MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

10.31                      --      Form of Director Stock Option Agreement, as amended
                                   (incorporated by reference to Exhibit 10(x) to MindSpring's
                                   Registration Statement on Form S-1--File No. 333-108).

10.32                      --      Form of MindSpring Director or Officer Indemnity Agreement
                                   (incorporated by reference to Exhibit 10(dd) to MindSpring's
                                   Registration Statement on Form S-1--File No. 333-108).

10.33                      --      Master Services Agreement, dated July 15, 1996, between
                                   BellSouth Telecommunications, Inc. and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit
                                   10(cc) to MindSpring's Form S-1--File No. 333-10779).

10.34                      --      Office Building Lease Agreement, commencing December 15,
                                   1997, between Pennsylvania Dental Service Corporation, a
                                   Pennsylvania corporation d/b/a Delta Dental of Pennsylvania, and MindSpring Enterprises, Inc. (incorporated by reference to Exhibit 10.13 to MindSpring's Form 10-K for the fiscal
                                   year ended December 31, 1998--File No. 0-27890).

10.35                      --      Lease Agreement effective as of January 1, 1997 by and
                                   between CMS Peachtree, L.P. and MindSpring Enterprises, Inc.
                                   (incorporated by reference to Exhibit 10(hh) to MindSpring's
                                   Form 10-K for the fiscal year ended December 31, 1996--File
                                   No. 0-27890).

10.36                      --      Amendment dated June 6, 1997 to Master Services Agreement, dated July 15, 1996, between BellSouth Telecommunications,
                                   Inc. and MindSpring Enterprises, Inc. (incorporated by
                                   reference to Exhibit 10.1 to MindSpring's Form 10-Q for the quarter ended June 30, 1997--File No. 0-27890).

10.37                      --      Special Service Arrangement Agreement, dated June 1997,
                                   between BellSouth Telecommunications, Inc. and MindSpring
                                   Enterprises, Inc. (a substantially identical contract has
                                   been executed for each of Alabama, Florida, Kentucky, North
                                   Carolina, South Carolina and Tennessee) (incorporated by
                                   reference to Exhibit 10.2 to MindSpring's Form 10-Q for the quarter ended June 30, 1997--File No. 0-27890).

10.38*                     --      Lease Agreement dated November 16, 1999, between Kingston
                                   Atlanta Partners, L.P. and MindSpring Enterprises, Inc.

EXHIBIT                                                    DESCRIPTION
---------------------              ------------------------------------------------------------
10.39*                     --      First Amendment to Lease, dated October 1, 1999, between
                                   Park West E-3 Associates and NETCOM On-line Communication
                                   Services, Inc.

10.40*                     --      Lease Agreement, dated June 30, 1998, between Ryan Southbank
                                   II, L.L.C. and MindSpring Enterprises, Inc.

10.41*                     --      Sublease, dated September 14, 1999, between International
                                   Business Machines Corporation and MindSpring
                                   Enterprises, Inc.

10.42*                     --      Fourth Amendment dated June 24, 1998, to Lease Agreement
                                   dated August 11, 1995 by and among 1430 L.L.C. and
                                   MindSpring Enterprises, Inc.

10.43*                     --      Fifth Amendment dated October 26, 1999 to Lease Agreement
                                   dated August 11, 1995 by and among 1430 L.L.C. and
                                   MindSpring Enterprises, Inc.

10.44*                     --      Amendment dated December 20, 1999, to Office Building Lease
                                   Agreement dated December 15, 1997, between Pennsylvania
                                   Dental Service Corporation and MindSpring Enterprises, Inc.

10.45*                     --      EarthLink Centre Standard Modified Gross Office Lease, dated
                                   October 5, 1999, by and between Limar Realty Corp. #6 and
                                   Earthlink Network, Inc.

27.1                       --      Financial Data Schedule

(D) REPORTS ON FORM 8-K.

MINDSPRING ENTERPRISES, INC.

    On January 8, 1999, MindSpring filed a Current Report on Form 8-K reporting that, on January 5, 1999, MindSpring entered into an Asset Purchase Agreement with NETCOM On-Line Communication Services, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of ICG Communications, Inc., pursuant to which MindSpring agreed to acquire certain assets used in connection with the Internet services business operated in the United States by NETCOM (the "NETCOM Acquisition").

    On February 25, 1999, MindSpring filed a Current Report on Form 8-K reporting that, on February 17, 1999, MindSpring completed the NETCOM Acquisition. The Form 8-K contained, pursuant to Item 7 to Form 8-K, certain financial information concerning the NETCOM Acquisition.

    On February 25, 1999, MindSpring filed a Current Report on Form 8-K that contained certain exhibits with respect to its business and financial condition, including its Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements of MindSpring Enterprises, Inc. as of December 31, 1998 and 1997.

    On April 12, 1999, MindSpring filed a Current Report on Form 8-K that contained certain exhibits with respect to its debt offering completed in April 14, 1999.

    On May 27, 1999, MindSpring filed a Current Report on Form 8-K to report that on May 25, 1999, the Company's Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend.

    On September 30, 1999, MindSpring filed a Current Report on Form 8-K to report that, on September 22, 1999, the Company had entered into an Agreement and Plan of Reorganization with EarthLink Network, Inc. (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of MindSpring and EarthLink into a new company (the "Merger").

    On October 12, 1999, MindSpring filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated September 30, 1999. The Form 8-K/A included certain pro forma financial statements with respect to the Merger.

    On December 12, 1999 MindSpring amended its Current Report on Form 8-K/A describing the Company's acquisition of Spry, Inc.

EARTHLINK NETWORK, INC.

    On September 30, 1999, EarthLink Network filed a Current Report on Form 8-K to report that, on September 22, 1999, it had entered into an Agreement and Plan of Reorganization with MindSpring Enterprises, Inc. (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of MindSpring and EarthLink into a new company (the "Merger").

    On October 14, 1999 EarthLink Network amended its Current Report on Form 8-K describing its strategic alliance with Sprint Corporation and related transactions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EARTHLINK, INC.

                                                       /s/ CHARLES G. BETTY
                                                       ---------------------------------------------
                                                       Charles G. Betty
                                                       CHIEF EXECUTIVE OFFICER
                                                       Date: March 30, 2000

    Each person whose signature appears below hereby constitutes and appoints Charles G. Betty and Lee Adrean, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
                                               /s/ CHARLES G. BETTY
                                               --------------------------------------------
Date: March 30, 2000                           Charles G. Betty, Chief Executive
                                               Officer and Director

                                               /s/ LEE ADREAN
                                               --------------------------------------------
Date: March 30, 2000                           Lee Adrean, Executive Vice President--Finance
                                               and Administration and Chief Financial
                                               Officer

                                               /s/ RICHARD A. QUIROGA
                                               --------------------------------------------
Date: March 30, 2000                           Richard A. Quiroga, Vice President--Corporate
                                               Controller

                                               /s/ CHARLES M. BREWER
Date: March 30, 2000                           --------------------------------------------
                                               Charles M. Brewer, Chairman of the Board

                                               /s/ SKY D. DAYTON
Date: March 30, 2000                           --------------------------------------------
                                               Sky D. Dayton, Director

                                               /s/ WILLIAM T. ESREY
Date: March 30, 2000                           --------------------------------------------
                                               William T. Esrey, Director

                                               /s/ LINWOOD A. LACY
Date: March 30, 2000                           --------------------------------------------
                                               Linwood A. Lacy, Director

                  SIGNATURE                                        TITLE
                  ---------                                        -----
                                               /s/ CAMPBELL B. LANIER III
Date: March 30, 2000                           --------------------------------------------
                                               Campbell B. Lanier III, Director

                                               /s/ LEN J. LAUER
Date: March 30, 2000                           --------------------------------------------
                                               Len J. Lauer, Director

                                               /s/ MICHAEL S. MCQUARY
Date: March 30, 2000                           --------------------------------------------
                                               Michael S. McQuary, President, Director

                                               /s/ WILLIAM H. SCOTT III
Date: March 30, 2000                           --------------------------------------------
                                               William H. Scott III, Director

                                               /s/ REED E. SLATKIN
Date: March 30, 2000                           --------------------------------------------
                                               Reed E. Slatkin, Director

                                               /s/ PHILIP SCHILLER
Date: March 30, 2000                           --------------------------------------------
                                               Philip Schiller, Director

                      MASTER INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Index to Financial Statements of EarthLink, Inc.............     F-2

Index to Financial Statements of EarthLink Network, Inc.....    F-26

Index to Financial Statements of MindSpring Enterprises,
  Inc.......................................................    F-48

                                EARTHLINK, INC.

              INDEX TO SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     F-3

Supplemental Combined Balance Sheet as of December 31, 1998
  and 1999..................................................     F-4

Supplemental Combined Statement of Operations for the three
  years ended December 31, 1999.............................     F-5

Supplemental Combined Statement of Stockholders' Equity for
  the three years ended December 31, 1999...................     F-6

Supplemental Combined Statement of Cash Flows for the three
  years ended December 31, 1999.............................     F-7

Notes to Supplemental Combined Financial Statements.........     F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthLink, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthLink Network, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 1, on February 4, 2000, EarthLink Network, Inc. merged with MindSpring Enterprises, Inc. and formed a new corporation named EarthLink, Inc. in a transaction accounted for as a pooling of interests. The accompanying supplementary combined financial statements give retroactive effect to the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not extend through the date of consummation. These financial statements do not extend through the date of the consummation; however, they will become the historical consolidated financial statements of EarthLink, Inc. and subsidiary after financial statements covering the date of consummation of the business combination are issued.

    In our opinion, based on our audits and the report of other auditors, the accompanying supplementary combined balance sheet and the related supplementary combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of EarthLink, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MindSpring Enterprises, Inc., which statements reflect total assets of $247.6 million and $714.9 million as of December 31, 1998 and 1999, respectively, and total revenues of $52.6 million, $114.7 million and $328.1 million for each of the three years in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for MindSpring Enterprises, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Century City, California
March 28, 2000

                                EARTHLINK, INC.

                      SUPPLEMENTAL COMBINED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 308,607   $  685,753
  Accounts receivable, net of allowance of $1,629,000 and
    $3,933,000 at December 31, 1998 and 1999,
    respectively............................................      8,057       16,367
  Prepaid expenses..........................................      5,082       19,596
  Other assets..............................................        598       13,672
                                                              ---------   ----------
    Total current assets....................................    322,344      735,388
Investments in other companies (Note 3).....................         --        4,000
Other long-term assets......................................      1,863       12,936
Property and equipment, net (Notes 1 and 4).................     71,047      151,435
Intangibles, net (Note 5)...................................    114,748      205,388
                                                              ---------   ----------
                                                              $ 510,002   $1,109,147
                                                              =========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  28,119   $   47,074
  Accrued payroll and related expenses......................     11,484       15,850
  Other accounts payable and accrued liabilities............     32,477       58,947
  Current portion of capital lease obligations (Note 12)....     11,036       11,724
  Deferred revenue..........................................     16,274       28,732
                                                              ---------   ----------
    Total current liabilities...............................     99,390      162,327
Long-term liabilities:
  Convertible notes (Note 6)................................         --      179,975
  Long-term portion of capital lease obligations (Note
    12).....................................................     10,125        8,392
                                                              ---------   ----------
    Total liabilities.......................................    109,515      350,694

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $0.01 par value, 100,000,000 shares
    authorized,
    Series A convertible 6,626,250 shares issued and
    outstanding December 31, 1998 and 1999 (Notes 8 and
    9)......................................................         66           66
    Series B convertible nil and 978,940 shares issued and
      outstanding December 31, 1998 and 1999, respectively
      (Note 8 and 9)........................................         --           10
  Common stock, $0.01 par value, 300,000,000 shares
    authorized, 103,514,969 and 116,864,610 shares issued
    and outstanding at December 31, 1998 and 1999,
    respectively............................................      1,035        1,169
  Stock subscriptions receivable............................     (1,041)          --
  Additional paid-in capital................................    540,408    1,085,109
  Warrants to purchase common stock (Note 10)...............        597          477
  Accumulated deficit.......................................   (140,578)    (328,378)
                                                              ---------   ----------
    Total stockholders' equity..............................    400,487      758,453
                                                              ---------   ----------
                                                              $ 510,002   $1,109,147
                                                              =========   ==========

   The accompanying notes are an integral part of these supplemental combined financial statements

                                EARTHLINK, INC.

                 SUPPLEMENTAL COMBINED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997         1998         1999
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Narrowband access.........................................   $119,030     $260,229     $ 582,883
  Web hosting...............................................     12,557       22,007        47,435
  Broadband access..........................................      1,220        3,321        23,540
  Content, commerce and advertising.........................        637        5,057        16,575
                                                               --------     --------     ---------
    Total revenues..........................................    133,444      290,614       670,433
                                                               --------     --------     ---------

Operating costs and expenses:
  Cost of revenues..........................................     57,183      115,529       248,487
  Operations and member support.............................     44,801       80,244       182,134
  Sales and marketing.......................................     36,281       65,037       219,349
  General and administrative................................     23,168       34,575        67,876
  Acquisition-related costs (Note 5)........................      4,208       49,684       148,267
                                                               --------     --------     ---------
    Total operating costs and expenses......................    165,641      345,069       866,113
                                                               --------     --------     ---------

Loss from operations........................................    (32,197)     (54,455)     (195,680)
Interest income (expense), net..............................     (1,800)       3,671        21,986
                                                               --------     --------     ---------
      Net loss before income tax provision..................    (33,997)     (50,784)     (173,694)
Income tax provision........................................                  (2,394)
                                                               --------     --------     ---------
      Net loss..............................................    (33,997)     (53,178)     (173,694)
Deductions for accretion dividends (Note 9).................                  (7,601)      (14,106)
                                                               --------     --------     ---------
Net loss attributable to common stockholders................   $(33,997)    $(60,779)    $(187,800)
                                                               ========     ========     =========
Basic and diluted net loss per share........................   $  (0.44)    $  (0.66)    $   (1.65)
                                                               ========     ========     =========
Weighted average shares.....................................     77,387       91,466       113,637
                                                               ========     ========     =========

   The accompanying notes are an integral part of these supplemental combined financial statements

                                EARTHLINK, INC.

            SUPPLEMENTAL COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK        COMMON STOCK           STOCK       ADDITIONAL
                                     -------------------   -------------------   SUBSCRIPTIONS    PAID-IN
                                      SHARES     AMOUNT     SHARES     AMOUNT     RECEIVABLE      CAPITAL     WARRANTS
                                     --------   --------   --------   --------   -------------   ----------   ---------
                                                                       (IN THOUSANDS)
Balance at December 31, 1996.......                         64,315     $  644                    $  48,705     $  599
Initial public offering, net of
  expenses.........................                          7,380         74                       26,152
Conversion of redeemable preferred
  stock into common stock..........                          4,404         44                       13,969
Conversion of debt to common
  stock............................                            181          2                          723
Issuance of common stock in
  connection with private
  placement........................                          4,716         47                       15,362
Issuance of common stock pursuant
  to exercise of stock options.....                            549          5                          469
Warrants issued in exchange for
  services (Note 10)...............                                                                               494
Net loss...........................
                                      ------      ----     -------     ------       -------      ----------    ------
Balance at December 31, 1997.......                         81,545        816                      105,380      1,093
Issuance of series A convertible
  preferred stock (Note 8).........    6,626      $ 66                                             134,934
Accretion of convertible preferred
  stock............................                                                                  7,601
Follow on offerings, net of
  expenses (Note 7)................                         16,677        167                      280,682
Conversion of debt to common
  stock............................                          1,265         13                        5,030
Issuance of common stock for
  services.........................                             32                                     130
Issuance of common stock pursuant
  to exercise of stock options.....                          2,739         27                        4,216
Issuance of common stock pursuant
  to exercise of warrants..........                          1,229         12                        1,394       (647)
Warrants issued in conjunction with
  marketing agreement..............                             --                                                 91
Warrants issued in exchange for
  services (Note 10)...............                             --                                                 60
Issuance of notes receivable from
  stock sales......................                             28                  $(1,041)         1,041
Net loss...........................                             --
                                      ------      ----     -------     ------       -------      ----------    ------
Balance at December 31, 1998.......    6,626        66     103,515      1,035        (1,041)       540,408        597
Issuance of series B convertible
  preferred stock (Note 8).........      979      $ 10                                              42,612
Accretion of convertible preferred
  stock............................                                                                 14,106
Follow on offering, net of expenses
  (Note 7).........................                          9,744         98                      446,540
Issuance of common stock pursuant
  to customer base acquisition
  (Note 2).........................                            752          7                       29,993
Issuance of common stock pursuant
  to exercise of stock options.....                          2,307         23                       10,929
Issuance of common stock pursuant
  to exercise of warrants..........                            547          6                          521       (120)
Collection of notes receivable from
  stock sales......................                                                   1,041
Net loss...........................
                                      ------      ----     -------     ------       -------      ----------    ------
Balance at December 31, 1999.......    7,605      $ 76     116,865     $1,169       $    --      $1,085,109    $  477
                                      ======      ====     =======     ======       =======      ==========    ======

                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
                                            (IN THOUSANDS)
Balance at December 31, 1996.......   $ (45,802)      $   4,146
Initial public offering, net of
  expenses.........................                      26,226
Conversion of redeemable preferred
  stock into common stock..........                      14,013
Conversion of debt to common
  stock............................                         725
Issuance of common stock in
  connection with private
  placement........................                      15,409
Issuance of common stock pursuant
  to exercise of stock options.....                         474
Warrants issued in exchange for
  services (Note 10)...............                         494
Net loss...........................     (33,997)        (33,997)
                                      ---------       ---------
Balance at December 31, 1997.......     (79,799)         27,490
Issuance of series A convertible
  preferred stock (Note 8).........                     135,000
Accretion of convertible preferred
  stock............................      (7,601)
Follow on offerings, net of
  expenses (Note 7)................                     280,849
Conversion of debt to common
  stock............................                       5,043
Issuance of common stock for
  services.........................                         130
Issuance of common stock pursuant
  to exercise of stock options.....                       4,243
Issuance of common stock pursuant
  to exercise of warrants..........                         759
Warrants issued in conjunction with
  marketing agreement..............                          91
Warrants issued in exchange for
  services (Note 10)...............                          60
Issuance of notes receivable from
  stock sales......................
Net loss...........................     (53,178)        (53,178)
                                      ---------       ---------
Balance at December 31, 1998.......    (140,578)        400,487
Issuance of series B convertible
  preferred stock (Note 8).........                      42,622
Accretion of convertible preferred
  stock............................     (14,106)
Follow on offering, net of expenses
  (Note 7).........................                     446,638
Issuance of common stock pursuant
  to customer base acquisition
  (Note 2).........................                      30,000
Issuance of common stock pursuant
  to exercise of stock options.....                      10,952
Issuance of common stock pursuant
  to exercise of warrants..........                         407
Collection of notes receivable from
  stock sales......................                       1,041
Net loss...........................    (173,694)       (173,694)
                                      ---------       ---------
Balance at December 31, 1999.......   $(328,378)      $ 758,453
                                      =========       =========

   The accompanying notes are an integral part of these supplemental combined financial statements

                                EARTHLINK, INC.

                 SUPPLEMENTAL COMBINED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(33,997)  $(53,178)  $(173,694)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities, net of effect from
    acquisition:
    Depreciation and amortization...........................    18,070     69,953     190,504
    Loss on sale of assets..................................                               31
    Issuance of common stock in exchange for professional
      services..............................................                  130
    Issuance of warrants in exchange for professional
      services..............................................       494         60
    Increase in net accounts receivable.....................      (801)    (3,536)     (9,801)
    Increase in prepaid expenses and other assets...........      (362)    (3,496)    (32,077)
    Increase in accounts payable and accrued liabilities....     3,298     41,679      56,790
    Increase in deferred revenue............................     3,362     10,486      12,458
                                                              --------   --------   ---------
Net cash (used in) provided by operating activities.........    (9,936)    62,098      44,211
                                                              --------   --------   ---------
Cash flows from investing activities:
  Purchase of property and equipment........................   (22,570)   (44,492)   (109,819)
  Sale of property and equipment............................        --         --       1,416
  Purchase of intangible assets.............................    (2,364)   (27,321)   (227,494)
  Transaction costs.........................................               (9,914)
  Cash acquired from acquisition............................               23,750
  Investments in other companies............................                           (4,000)
  Purchase of restricted short-term investment..............      (200)
  Liquidation of restricted short-term investment...........        37      1,250
  Other.....................................................                 (159)        148
                                                              --------   --------   ---------
    Net cash used in investing activities...................   (25,097)   (56,886)   (339,749)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable...................     4,387        200     174,082
  Repayment of notes payable................................    (2,849)    (6,626)
  Proceeds from line of credit..............................                           77,987
  Repayment of line of credit...............................                          (80,000)
  Proceeds from capital lease obligations...................    10,544      9,275      13,456
  Principal payments under capital lease obligations........    (6,968)   (11,141)    (14,501)
  Proceeds from private placement of common stock...........    15,409
  Proceeds from public stock offerings......................    26,226    280,849     489,260
  Proceeds from warrants exercised..........................                  759         407
  Proceeds from stock options exercised.....................       474      4,243      10,952
  Proceeds from liquidation of stock subscription
    receivable..............................................                            1,041
                                                              --------   --------   ---------
    Net cash provided by financing activities...............    47,223    277,559     672,684
                                                              --------   --------   ---------
Net increase in cash and cash equivalents...................    12,190    282,771     377,146
Cash and cash equivalents, beginning of year................    13,646     25,836     308,607
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 25,836   $308,607   $ 685,753
                                                              ========   ========   =========
Acquisition, net of cash acquired (Note 2):
  Issuance of convertible preferred stock...................             $135,000
  Transaction costs.........................................                9,914
  Intangible assets.........................................             (121,164)
                                                                         --------
  Cash acquired from acquisition............................             $ 23,750
                                                                         ========

   The accompanying notes are an integral part of these supplemental combined financial statements

                                EARTHLINK, INC.

              NOTES TO SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 by way of the merger of EarthLink Network, Inc., ("EarthLink Network"), and MindSpring Enterprises, Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests". By combining the two companies we formed the second largest Internet service provider in the United States.

BASIS OF PRESENTATION

    Each outstanding share of EarthLink Network securities was exchanged for
1.615 shares of the equivalent security of the new Company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new Company. Other outstanding securities of the companies were converted on the same basis. The effect of these conversions is reflected in the earnings per share of the new Company.

    The supplemental combined financial statements have been prepared to give retroactive effect to the merger of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests (see note 16). The supplemental financial statements also include the accounts of EarthLink Operations, Inc. a wholly-owned subsidiary the Combined Company. All intercompany transactions and balances have been eliminated in the supplemental financial statements. Separate results of EarthLink Network and MindSpring for the three years ended December 31, 1999 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1998       1999
                                               --------   --------   ---------
                                                       (IN THOUSANDS)
Revenue:
  EarthLink Network..........................  $ 80,888   $175,941   $ 342,288
  MindSpring.................................    52,556    114,673     328,145
                                               --------   --------   ---------
                                               $133,444   $290,614   $ 670,433
                                               ========   ========   =========
Net loss:
  EarthLink Network..........................  $(29,916)  $(59,782)  $(108,248)
  MindSpring.................................    (4,081)    10,544     (40,131)
  Adjustment to reflect establishment of tax
    valuation allowance......................               (3,940)    (25,315)
                                               --------   --------   ---------
                                               $(33,997)  $(53,178)  $(173,694)
                                               ========   ========   =========

    In 1998, MindSpring's management reviewed its net deferred tax asset, consisting primarily of net operating loss carryforwards and based on the net income generated in 1998 as well as the projections of future income determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the Company reversed its valuation allowance in 1998 and did not record one in 1999. In the course of the reorganization discussions, management of MindSpring and EarthLink Network reviewed the combined net deferred tax assets and concluded that sufficient uncertainty now exists regarding realizability of the net deferred tax asset. The financial statements of the combined Company include adjustments of $3.9 million and $25.3 million for 1998 and 1999, respectively, to give effect to the

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reestablishment of a valuation allowance on the MindSpring net deferred tax assets. There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

REVENUES

    Narrowband access revenues consists primarily of monthly fees charged to members for dial-up Internet access. Web hosting revenues consists of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Broadband access revenues consists of fees charged for high-speed, high-capacity access services including cable, ISDN and DSL services. Content, commerce and advertising revenues are generated by leveraging the value of the Company's member base and user traffic. All revenues are recorded as earned.

CASH AND CASH EQUIVALENTS

    All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

    The Company bills for Internet service generally one month in advance. Accordingly, these non-cancelable advanced billings are included in both accounts receivable and deferred revenue.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of members comprising the Company's member base.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

EQUIPMENT UNDER CAPITAL LEASE

    The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the lesser of their estimated useful lives of three to five years or the term of the lease.

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLES

    Intangible assets consist primarily of acquired member bases, long-term marketing agreements, goodwill, deferred financing and other items. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to ten years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

ADVERTISING AND MEMBER ACQUISITION COSTS

    Advertising and member acquisition costs are included in sales and marketing. Such costs are expensed as incurred. Advertising expenses were $9.3 million, $18.9 million and $98.4 million in 1997, 1998 and 1999, respectively.

INCOME TAXES

    Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    The combined Company has retroactively adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). Basic EPS represents the weighted average number of shares divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the combined Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMMON STOCK BASED COMPENSATION

    Both EarthLink Network and MindSpring account for employee stock based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company provides pro forma disclosures as if the measurement provisions of SFAS No. 123 had been adopted.

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG LIVED ASSETS

    Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain indentifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 1998 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition is not expected to have a material effect on Earthlink, Inc.'s supplemental combined statement of operations.

2. STRATEGIC ALLIANCES AND ACQUISITIONS

    On February 10, 1998, EarthLink Network entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 4.0 million shares of EarthLink Network's common stock at a price per share of $13.94 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately 13.2 million shares of the EarthLink Network's Series A convertible preferred stock which has been valued at $135 million, in exchange for (i) transfer to the EarthLink Network of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink Network and Sprint also entered into a Marketing and Distribution Agreement which includes a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink Network's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint has also provided EarthLink Network with a credit facility currently totaling $50 million (increasing to $100 million by June
2001) in the form of convertible senior debt. Collectively, the above is referenced to as the "Sprint Transaction".

    In connection with the Sprint Transaction, a newly-formed company, "EarthLink Operations, Inc.," was formed and became a wholly-owned subsidiary of the EarthLink Network, Inc. All references in these financial statements to EarthLink Network relate, collectively, to both EarthLink Network and EarthLink Operations, Inc.

    In September 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc. ("Spry"), a wholly-owned subsidiary of AOL, to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "Spry Agreement").

                                EARTHLINK, INC.

2. STRATEGIC ALLIANCES AND ACQUISITIONS (CONTINUED)
Pursuant to the Spry Agreement, MindSpring acquired Spry's subscriber base of approximately 130,000 individual Internet access members in the United States and Canada as well as various assets used in serving those members, including a member support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "Spry" name. The acquisition was closed in October 1998 and the total purchase price for these assets was $32 million.

    In February 1999, MindSpring completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communication Services Inc., which subsequently changed its name to ICG Netahead, Inc. and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, MindSpring acquired NETCOM's subscriber base of approximately 408,000 individual Internet access accounts, 25,000 Web hosting accounts, 3,000 dedicated Internet access accounts in the United States and property and equipment valued at $13.2 million. MindSpring paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232 shares, at a price per share of $39.88). MindSpring incurred additional expenses of approximately $4.2 million in connection with this acquisition.

    The following unaudited pro forma supplemental results of operations for the two years ended December 31, 1999, assume the acquisitions of the Sprint Internet Passport business and the Spry assets occurred on January 1, 1998 and the acquisition of the NETCOM business occurred on January 1, 1998 and 1999, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                           1998          1999
                                                        -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Total revenues........................................   $ 481,980     $ 689,290
Net loss..............................................    (223,024)     (188,948)
Deductions for accretion dividends (Note 9)...........     (13,126)      (14,106)
Net loss attributable to common stockholders..........    (236,150)     (203,054)
Basic and diluted net loss per share..................   $   (2.38)    $   (1.71)
Weighted average shares...............................      99,016       118,472

3. INVESTMENTS IN OTHER COMPANIES

    In July 1999, EarthLink Network committed to invest in eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging growth companies. Mr. Sky Dayton is a member of the EarthLink, Inc. board of directors and a founding partner in EVG. In 1999, EarthLink Network invested $4.0 million in EVG and has committed to invest an additional $6.0 million. The investment is accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence over the partnership's operating or financial policies. Any distributions of earnings from the partnership, will be recorded as income when declared.

                                EARTHLINK, INC.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Data center equipment...................................  $ 72,411   $150,424
Office and other equipment..............................    28,673     58,165
Leasehold improvements..................................     8,771     12,488
Construction in progress................................       541      4,526
                                                          --------   --------
                                                           110,396    225,603
Less accumulated depreciation and amortization..........   (39,349)   (74,168)
                                                          --------   --------
                                                          $ 71,047   $151,435
                                                          ========   ========

    Property under capital lease, primarily data communications equipment included above, aggregated $41.2 million and $41.4 million at December 31, 1998 and 1999, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $19.6 million and $25.3 million at December 31, 1998 and 1999, respectively. Depreciation expense charged to operations was $13.0 million, $20.5 million and $41.0 million in 1997, 1998, and 1999, respectively.

5. INTANGIBLE ASSETS

    Intangible assets consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998       1999
                                                         --------   ---------
                                                            (IN THOUSANDS)
Member base............................................  $ 90,000   $ 334,695
Marketing and distribution agreement...................    20,000      20,000
Goodwill...............................................    36,164      36,164
Other..................................................    22,776      16,898
                                                         --------   ---------
                                                          168,940     407,757
Less accumulated amortization..........................   (54,192)   (202,369)
                                                         --------   ---------
                                                         $114,748   $ 205,388
                                                         ========   =========

    Intangible assets include (i) member bases acquired from Sprint, Spry and NETCOM, (ii) marketing and distribution agreements and goodwill acquired in the acquisition of the Sprint Internet Passport business and (iii) and various other intangible assets of lesser value. Intangible assets acquired in the acquisition of the Sprint Internet Passport business are being amortized on a straight-line basis over the estimated useful lives. The member base and goodwill, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry and NETCOM are being amortized over three years.

                                EARTHLINK, INC.

6. DEBT

CREDIT FACILITY

    On February 17, 1999, in conjunction with the NETCOM transaction, MindSpring entered into a credit agreement with First Union National Bank and several other lenders. In February 1999, the Company borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. The Company repaid all amounts outstanding under the credit facility using a portion of its net proceeds from the offering of common stock completed in April 1999. As a consequence of MindSpring's merger with EarthLink Network, Inc. and the Company, the credit facility was terminated.

CONVERTIBLE NOTES

    In March 1999, MindSpring filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, MindSpring sold $180.0 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. The notes were convertible into shares of the common stock of MindSpring at any time prior to their maturity or their redemption by the Company at a rate of 16 shares per each $1,000 principal amount of notes, or $62.50 per share, subject to adjustment in certain circumstances. Interest is payable semi-annually on April 15 and October 15 of each year beginning
October 15, 1999. The notes were subordinated in right of payment to all senior debt of MindSpring. MindSpring had the option to redeem the notes before April 15, 2002, in whole or in part, at a redemption price equal to principal amount of the note plus accrued and unpaid interest, if any, to the redemption date, if the closing price for MindSpring's common stock exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the notice of redemption. MindSpring was required to make an additional payment of cash with respect to notes called for redemption of $200 per $1,000 note, less the amount of interest actually paid on such note prior to the call for redemption. Further the notes could be redeemed on or after April 15, 2002 at 102.86% of the principal amount declining to 100% by April 15, 2006.

    Upon completion of the merger, EarthLink adopted the indentures and the notes became convertible into shares of EarthLink common stock. Completion of the merger constituted a "change in control" of MindSpring under the indentures. Thus each holder of notes has the option to require EarthLink to repurchase that holder's notes at a repurchase price of 100% of the principal amount plus accrued interest to the date of repurchase. The repurchase price will be paid in cash. If all holders exercise this option the payment will be $184.3 million. A holder that chooses not to have the notes repurchased will thereafter hold convertible subordinated notes of EarthLink.

7. COMMON STOCK ISSUED

FOLLOW ON OFFERINGS

    In May 1998, MindSpring completed a follow on public offering of
6.0 million shares of its common stock at $8.84 per share. Net proceeds from the offering were approximately $49.8 million.

    In June 1998 EarthLink Network completed a follow on public offering of 6.1 million shares of its common stock at $18.58 per share. The offering consisted of 4.9 million shares, including 791,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 1.2 million shares. Net proceeds to the Company were approximately $106.3 million.

                                EARTHLINK, INC.

7. COMMON STOCK ISSUED (CONTINUED)
    In December 1998, MindSpring completed a follow on public offering of
4.6 million shares of its common stock at $28.50 per share. Net proceeds from the offering were approximately $124.8 million.

    In January 1999 EarthLink Network completed a follow on public offering of
3.9 million shares of its common stock at $45.59 per share. The offering consisted of 3.7 million shares and an underwriter's over-allotment of 160,000 shares exercised in February 1999. Net proceeds to EarthLink Network were approximately $170 million. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in EarthLink Network of approximately 27%, of which 10% is voting common stock. Accordingly, Sprint purchased 1.2 million shares of which 310,000 were common stock and 932,000 were series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million.

    In February 1999, Sprint exercised its preemptive rights to maintain its ownership in EarthLink Network after the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Accordingly, Sprint purchased 62,000 shares of which 15,000 were common stock and 47,000 were series B convertible preferred stock. Series B convertible preferred stock has the same rights and privileges as series A convertible preferred stock shares, as described in Note 8, except that each share is convertible into one share of EarthLink Network common stock. Proceeds from the sale of stock to Sprint were $2.7 million.

    In April 1999 MindSpring completed a follow on public offering of
5.5 million shares of its common stock. Net Proceeds were approximately $263.5 million.

COMMON STOCK ISSUANCES FOR OTHER THAN CASH

    In January 1998, EarthLink Network issued 32,000 shares of its common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement EarthLink Network issued 32,000 additional shares of its common stock in January 1999.

8. CONVERTIBLE PREFERRED STOCK

    All issued and outstanding shares of Series A and B convertible preferred stock are held by Sprint (Note 2).

    The series A and B convertible preferred stockholders receive dividends at a rate per annum of 3% of the Liquidation Value (as defined below), compounded quarterly. For a period of five years from June 1998, such dividends are payable "in kind" by way of an increase in the Liquidation Value of the shares. Beginning in June 2003, holders of Series A convertible preferred stock will receive cumulative quarterly cash dividends of 3% annually. Beginning in June 2018, holders of the series A convertible preferred stock are entitled to cumulative quarterly cash dividends at an 8% annual rate of the Liquidation Value per share, increasing annually to a maximum rate of 12%.

    Upon voluntary or involuntary liquidation or winding up of the Company the holders of series A and B convertible preferred stock will receive, prior to any payment or distribution in respect of other shares of the Company's capital stock, an amount per share equal to the average market value of the common stock measured over the thirty day period ended on the June 5, 1998 (the "Average Stock Price"), plus all

                                EARTHLINK, INC.

8. CONVERTIBLE PREFERRED STOCK (CONTINUED) accrued and unpaid dividends on such shares, whether in cash or in kind (such amount, the "Liquidation Value").

    Each share of series A and B convertible preferred stock is convertible into such number of shares of common stock as is determined by dividing the Liquidation Value by the "Conversion Price" in effect at such time. For the five year period following June 1998, the Conversion Price is equal to the Average Stock Price multiplied by 116.118%. Thereafter, the Conversion Price is increased annually by 6%, accruable quarterly. The Conversion Price is also subject to adjustment based on changes in capitalization of the common stock. Although conversion of the series A and B convertible preferred stock is at the holder's option, conversion is required in the event the Company consummates certain business combination transactions.

    Beginning in June 2001, the Company may elect to redeem the outstanding shares of series A and B convertible preferred stock at a redemption price per share equal to the Liquidation Value of such shares, including the acceleration of certain dividends, multiplied by a specified percentage. The specified percentage is initially equal to 103%, and will be reduced by 1% annually in each of the subsequent three years, and thereafter will be equal to 100%.

    The series A and B convertible preferred stockholders do not possess general voting rights together with holders of common stock. However, the series A and B convertible preferred stockholders are separately entitled to elect two of the Company's directors. This right terminates as to one of the directors if Sprint fails to maintain at least a 20% equity interest in EarthLink (on a fully diluted basis, subject to adjustment) for any three consecutive months, and will terminate as to both of the directors if Sprint fails to maintain at least a 10% equity interest over the same period. A separate vote of 66.67% of the then-outstanding shares of series A and B convertible preferred stock is required in certain limited situations, including liquidation, dissolution or winding up of the Company, or taking certain actions which would adversely affect the rights of the holders of the series A and B convertible preferred stock as a class.

9. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $8.8 million based on a 3% dividend (Note 8) and the accretion of a $5.3 million dividend related to the beneficial conversion feature of The series A convertible preferred stock in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

10. STOCK OPTIONS AND WARRANTS

    Options and warrants granted by Earthlink Network and MindSpring will
(i) maintain their rights, (ii) continue to vest as originally scheduled and
(iii) be redeemable in the common stock of Earthlink, Inc.

1995 STOCK OPTION PLAN

    EarthLink Network and MindSpring established their "1995 Stock Option Plans" in September 1995 and February 1995, respectively. Each of the plans provides for the grant of incentive stock options to purchase shares of common stock to employees of the Company and non-qualified stock options to employees, officers, directors and consultants of the Company. Total options available under the EarthLink Plan and the MindSpring Plan were 12,435,500 and 9,000,000, respectively. Both Plans are administered by

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED) a committee appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of ten years and vest over terms of four to five years.

OPTIONS GRANTED UNDER EARTHLINK NETWORK DIRECTORS STOCK OPTION PLAN

    In September 1995, EarthLink Network established the EarthLink Network Directors Stock Option Plan (the "Directors Plan"). The Directors Plan, as amended and restated in December 1996, provides for the grant of options to purchase an aggregate of 201,875 shares of common stock to directors who do not also serve as employees of the Company and do not beneficially own, nor are employees, directors or officers of any entity which owns 5% or more of the outstanding shares of the Company's capital stock. Under the Directors Plan, grants of options to purchase 32,300 and 8,075 shares of common stock are automatically made to each non-management director at such time as the person first becomes a member of the board of directors and at the beginning of each fiscal year, respectively. Options generally have a maximum term of ten years and vest in equal quarterly increments over a five year period. As of December 31, 1999, there were no outstanding options to purchase shares of common stock under the Directors Plan.

MINDSPRING DIRECTORS STOCK OPTION PLAN

    Under the MindSpring Directors' Stock Option Plan (the "Directors' Plan"), adopted in December 1995, 420,000 shares of common stock are authorized for issuance to nonemployee directors in the form of 60,000 options per director) upon their initial election or appointment to the board or, in the case of directors who joined the board prior to the creation of the Directors' Plan, upon the adoption of the Directors' Plan by the board of directors. The Directors' Plan, as amended by the board of directors on March 26, 1999 and approved by the stockholders on April 22, 1999, provides for discretionary option grants. Options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based upon equity transactions and other analyses. The options expire ten years from the date of grant.

NON-QUALIFIED OPTION GRANTS

    In addition to the options granted under the plans described above, EarthLink Network granted non-qualified stock options to certain employees, officers and directors. Non-qualified options generally have a maximum term of ten years and generally vest in equal quarterly increments over a five-year period.

                                EARTHLINK, INC.

              NOTES TO SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS

10. STOCK OPTIONS AND WARRANTS (CONTINUED)

VALUE OF OPTIONS GRANTED TO EMPLOYEES

    For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1997        1998        1999
                                                ---------   ---------   ---------
Annual dividends..............................       zero        zero        zero
Expected volatility...........................        69%         83%         92%
Risk free interest rate.......................      6.49%       5.28%       5.44%
Expected life.................................  6.6 years   6.6 years   6.6 years

    The following weighted average assumptions were used for stock options granted by MindSpring:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1997        1998        1999
                                                ---------   ---------   ---------
Annual dividends..............................       zero        zero        zero
Expected volatility...........................        58%         95%         84%
Risk free interest rate.......................      6.40%       5.30%       5.40%
Expected life.................................  3.5 years   3.5 years   3.5 years

    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss attributable to common shareholders per share would have been increased as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Net loss attributable to common stockholders
  As reported..................................  $33,997    $ 60,779   $187,800
                                                 =======    ========   ========
  Pro forma....................................  $36,137    $110,808   $283,090
                                                 =======    ========   ========
Basic and diluted net loss per share
  As reported..................................  $  0.44    $   0.66   $   1.65
                                                 =======    ========   ========
  Pro forma....................................  $  0.47    $   1.21   $   2.49
                                                 =======    ========   ========

WARRANTS

    The Company has issued to certain Board members, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock.

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)
WARRANTS ISSUED FOR SERVICES

    In January 1997 and October 1997, EarthLink Network issued warrants to purchase 19,000 and 81,000 shares, respectively, of EarthLink Network's common stock to certain consultants. The respective exercise prices of the warrants were $4.03 and $5.50. The fair value of the warrants is reflected as prepaid consulting fees and amortized ratably over the life of the consulting agreement. Consulting expense recorded with respect to warrants issued to consultants was $23,340, $34,836 and $34,836 during 1997, 1998 and 1999, respectively.

    In March 1997 and October 1997, EarthLink Network issued warrants to purchase 24,225 shares of the Company's common stock to each of two new members of the Company's Technology Advisory Council. The warrants have an exercise price of $3.25 per share and $5.50 per share, respectively, and vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

    Following is a summary of combined stock option and warrant activity of both EarthLink Network and MindSpring during the three years ended December 31, 1999:

                                                     NUMBER OF SHARES
                                                      OF COMMON STOCK     WEIGHTED
                                                    -------------------   AVERAGE
                                                     STOCK                EXERCISE
                                                    OPTIONS    WARRANTS    PRICE
                                                    --------   --------   --------
                                                      (IN THOUSANDS)
Balance at December 31, 1996......................    8,533      2,751     $ 1.72
Granted...........................................    2,184        148     $ 3.44
Exercised.........................................     (548)        --     $ 0.75
Forfeited.........................................   (1,031)        --     $ 2.37
                                                     ------     ------     ------
Balance at December 31, 1997......................    9,138      2,899     $ 2.05
Granted...........................................    4,657         12     $17.22
Exercised.........................................   (2,813)    (1,151)    $ 1.56
Forfeited.........................................     (545)        --     $ 5.29
Surrendered in cashless exercise..................      (13)      (240)    $ 5.43
                                                     ------     ------     ------
Balance at December 31, 1998......................   10,424      1,520     $ 7.71
Granted...........................................    5,801         --     $37.04
Exercised.........................................   (2,290)      (538)    $ 2.47
Forfeited.........................................   (1,450)        --     $27.62
Surrendered in cashless exercise..................       --         (2)    $ 2.51
                                                     ------     ------     ------
Balance at December 31, 1999......................   12,485        980     $14.72
                                                     ======     ======     ======
Exercisable at December 31, 1997..................    2,373      2,703
                                                     ======     ======
Exercisable at December 31, 1998..................    2,251      1,412
                                                     ======     ======
Exercisable at December 31, 1999..................    2,505        913
                                                     ======     ======

    The weighted average fair values of the options granted by the Company, during the three years ended December 31, 1999, were $6.93, $16.31 and $25.76, respectively. The weighted average fair values of

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED) warrants granted by during the two years ended December 31, 1998 were $4.00 and $13.97, respectively. There were no warrants granted in 1999.

    Following is a summary of stock options and warrants outstanding as of December 31, 1999:

                                     OPTIONS AND WARRANTS OUTSTANDING      OPTIONS AND WARRANTS
                                   ------------------------------------        EXERCISABLE
                                                  WEIGHTED                ----------------------
                                                   AVERAGE     WEIGHTED                 WEIGHTED
                                                  REMAINING    AVERAGE                  AVERAGE
            RANGE OF                 NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------------------   -----------   -----------   --------   -----------   --------
        0.1067           0.5950       986,625        5.61       $ 0.42       889,725      0.42
        1.0634           1.4985     1,929,827        5.48       $ 1.41     1,194,531      1.39
        1.5209          42.8019     9,075,250        8.33       $16.74     1,333,658      7.67
       43.0341          46.2190     1,185,710        9.10       $44.42            --        --
       48.6068          51.4375       287,938        9.26       $48.73            --        --
                                   ----------                              ---------
        0.1067          51.4375    13,465,350        7.95       $18.54     3,417,914      3.78
                                   ==========                              =========

11. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                           1997        1998       1999
                                                        ----------   --------   --------
                                                                 (IN THOUSANDS)
Current...............................................  $      --     $3,000    $ 3,654
Deferred..............................................         --       (606)    (3,654)
                                                        ----------    ------    -------
Income tax provision (benefit)........................  $      --     $2,394    $    --
                                                        ==========    ======    =======

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Federal income tax (benefit) at statutory
  rate.........................................  $(11,899)  $(17,774)  $(60,793)
State income taxes, net of federal benefit.....      (168)    (3,064)    (8,915)
Nondeductible expenses.........................        --         54        135
Nondeductible goodwill.........................        --      4,922      7,735
Net change to valuation allowance..............    12,067     18,085     62,083
Other..........................................        --        171       (245)
                                                 --------   --------   --------
                                                 $     --   $  2,394   $     --
                                                 ========   ========   ========

                                EARTHLINK, INC.

11. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities include the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                         1998         1999
                                                       --------   ------------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards...................  $ 42,625   $     67,531
  Member base........................................        --         31,315
  Allowance for doubtful accounts....................       657          1,600
  Deferred income....................................     2,912          6,177
  Accrued vacation...................................       818          1,580
  Other accrued liabilities..........................       211            811
                                                       --------   ------------
  Gross deferred tax assets..........................    47,223        109,014

Valuation allowance..................................   (29,412)       (95,977)
                                                       --------   ------------
  TOTAL DEFERRED TAX ASSETS..........................    17,811         13,037

Deferred tax liabilities:
  Member base........................................   (13,397)            --
  Depreciation and amortization......................    (3,557)        (2,025)
  Co-branding........................................        --         (6,512)
  Other..............................................      (251)          (240)
                                                       --------   ------------
  TOTAL DEFERRED TAX LIABILITIES.....................   (17,205)        (8,777)
                                                       --------   ------------
  NET DEFERRED TAXES.................................  $    606   $      4,260
                                                       ========   ============

    At December 31, 1998 and 1999, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately
$106.8 million, and $177.7 million, respectively, which begin to expire in 2010. At December 31, 1998 and 1999, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $70.0 million and $90.4 million, respectively, which begin to expire in 2001. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's merger and other issuances of common stock and common stock equivalents, utilization of the Company's net operating loss carryforwards to offset future income may be limited. At December 31, 1998 and 1999, the net operating loss includes approximately $24.0 million and $64.0 million, respectively, related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

    The Company has recorded a net deferred tax asset to the extent that its current deferred tax assets will reverse within the two year federal net operating loss carryback period.

                                EARTHLINK, INC.

12. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense in 1997, 1998 and 1999 for all operating leases amounted to $3.3 million, $4.4 million and $12.8 million respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include purchase options at the end of the lease term.

    During the three years ended December 31, 1999, the Company financed the acquisition of data processing and office equipment amounting to approximately $10.5 million, $9.3 million and $13.5 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The saleleaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

    The Company maintains facilities and offices at various locations throughout the United States for general corporate purposes, including technology centers, member call centers, office space and headquarters.

    All operating leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. In addition to base rent payments, the Company pays a monthly allocation of the buildings' operating expenses. The Company has recorded a deferred rent liability to reflect the excess of rent expense over cash payments since the inception of the leases.

    Minimum lease commitments under non-cancelable leases at December 31, 1999 are as follows:

YEAR ENDING                                               CAPITAL    OPERATING
DECEMBER 31,                                               LEASES     LEASES
------------                                              --------   ---------
                                                             (IN THOUSANDS)
2000....................................................  $ 13,096   $ 14,656
2001....................................................     6,844     16,705
2002....................................................     2,408     17,748
2003....................................................        54     17,180
2004....................................................        --     14,043
Thereafter..............................................        --     38,783
                                                          --------   --------
Total minimum lease payments............................    22,402   $119,115
                                                                     ========
Less amount representing interest.......................    (2,286)
                                                          --------
Present value of future lease payments..................    20,116
Less current portion....................................   (11,724)
                                                          --------
                                                          $  8,392
                                                          ========

                                EARTHLINK, INC.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
SIGNIFICANT AGREEMENTS

    Access to the Internet for members outside of areas served by the Company's owned network is provided through points of presence ("POP") capacity leased from third party providers. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's member base at EarthLink's normal rates. At December 31, 1999, $1 million and $3.9 million in amounts due to Level 3 and Sprint, respectively, were recorded in accounts payable and $7.2 million and $7.5 million in amounts due to UUNET and PSINet, respectively, were recorded in other accounts payable and accrued liabilities.

    Minimum commitments under non-cancelable network service agreements from UUNET, GTE Internetworking Incorporated and PSINet are as follows:

YEAR ENDING
DECEMBER 31,                                                  IN MILLIONS
------------                                                  -----------
2000........................................................    $ 68.0
2001........................................................      66.9
2002........................................................      41.4
                                                                ------
Total.......................................................    $176.3
                                                                ======

13. PROFIT SHARING PLAN

    Effective January 1997, EarthLink Network implemented a profit sharing plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. EarthLink Network makes a discretionary matching contribution of 25% up to a maximum of 6% of the participant's total eligible compensation. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for 1997, 1998 and 1999 were $84,000, $285,000, and $389,000 respectively.

    Prior to the merger with EarthLink Network, MindSpring had a savings plan (the "Savings Plan") that qualified as a deferred salary arrangement under
Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company did not make any matching contributions to the Savings Plan.

                                EARTHLINK, INC.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Cash paid during the year for interest.............   $2,714     $2,991    $ 7,776
Cash paid during the year for income taxes.........        1        435      6,581
Non cash transactions related to the conversion
  of notes payable to equity.......................      725      5,043         --
Common stock subscription..........................       --      1,041         --
Non cash adjustments related to accretion
  dividends........................................       --      7,601     14,106
Common stock issued in conjunction with
  acquisition......................................       --         --     30,000
Assets acquired under capital lease................    8,443         --         --
Noncash accrual for acquired subscriber base.......   $   --     $7,000    $    --

15. RELATED PARTY TRANSACTIONS

    Mr. Cambell Lanier is a stockholder and member of the Board of Directors of both EarthLink Inc. and ITC Holding. ITC Holdings holds 10.7 million shares of EarthLink Inc. common stock as of December 31, 1999. The Company has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding Company, Inc. ("ITC Holding"). Except as noted below, none of these transactions were material for the periods presented.

    The Company purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. (ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $1,942,000, $3,672,000 and $9,540,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

16. SUBSEQUENT EVENTS

    In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple Computer Corporation in the U.S. Under the terms of the partnership, EarthLink will become the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh-Registered Trademark-computers sold in the U.S. In addition, Apple purchased 7,083,333 shares of Series C convertible preferred stock for $200 million. Apple has the right to appoint a member to EarthLink's Board of Directors.

    On February 4, 2000, EarthLink Network and MindSpring merged into EarthLink, Inc. in a transaction accounted for as tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "pooling-of-interests" transaction. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent securities of the new company and each outstanding share of MindSpring securities was exchanged for one share of the equivalent securities of the new Company. In connection with the merger, the new company assumed EarthLink Network's alliance agreements with Sprint. As a result, Sprint has the right, among others, to appoint up to two (2) representatives to the new company's board of directors provided Sprint holds 20% or more of EarthLink's fully diluted outstanding stock, to appoint one representative to the new company's board of directors provided Sprint holds 10% or more of EarthLink's fully diluted outstanding stock and to purchase additional shares of equity securities in the new company in order to maintain, but not exceed, a 27.8%

                                EARTHLINK, INC.

16. SUBSEQUENT EVENTS (CONTINUED)
ownership level. The new Company has also assumed MindSpring's outstanding 5% convertible subordinated notes and the indentures pursuant to which the notes were issued. The merger has given rise to the MindSpring noteholders' right to have the new company repurchase the notes at 100% of the principal amount plus accrued interest to the date of repurchase. Under the Agreement and Plan of Reorganization, any notes presented for repurchase will only be repurchased for cash. Accordingly, the Company extended an offer to purchase the notes for cash as of April 7, 2000. If all holders exercise this option, the payment will be $184.3 million plus interest.

    In February 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the aforementioned purchase of shares by Apple Computer corporation. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were series B convertible preferred stock.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly supplemental financial data for the eight quarters ended December 31, 1999. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited Supplemental financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the supplemental combined financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                            MAR. 31    JUN. 30    SEPT. 30   DEC. 31    MAR. 31    JUN. 30    SEPT. 30   DEC. 31
                                              1998       1998       1998       1998       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:.................................  $51,210    $ 63,050   $ 78,519   $ 97,835   $129,871   $163,664   $177,753   $199,145
Operating costs and expenses:.............   56,097      72,879     95,473    120,620    161,493    204,859    232,980    266,781
Loss from operations......................   (4,887)     (9,829)   (16,954)   (22,785)   (31,622)   (41,195)   (55,227)   (67,636)
Deductions for accretion dividends (1)....       --      (1,054)    (3,276)    (3,271)    (3,646)    (3,627)    (3,404)    (3,429)
                                            -------    --------   --------   --------   --------   --------   --------   --------
Net loss attributable to common
  stockholders............................  $(5,919)   $(11,464)  $(18,542)  $(24,854)  $(31,403)  $(39,685)  $(52,529)  $(64,183)
                                            =======    ========   ========   ========   ========   ========   ========   ========
Basic and diluted net loss per share
  (2).....................................  $ (0.07)   $  (0.13)  $  (0.19)  $  (0.25)  $  (0.29)  $  (0.35)  $  (0.45)  $  (0.55)
                                            =======    ========   ========   ========   ========   ========   ========   ========

------------------------------

(1) Reflects the accretion of Liquidation Dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(2) Each outstanding share of EarthLink Network common stock was exchanged for
    1.615 shares of the common stock of the new company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new company. See Note 1 of Notes to Supplemental Combined Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

                            EARTHLINK NETWORK, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-27

Consolidated Balance Sheet as of December 31, 1998 and
  1999......................................................    F-28

Consolidated Statement of Operations for the three years
  ended December 31, 1999...................................    F-29

Consolidated Statement of Stockholders' Equity (Deficit) for
  the three years ended December 31, 1999...................    F-30

Consolidated Statement of Cash Flows for the three years
  ended December 31, 1999...................................    F-31

Notes to Consolidated Financial Statements..................    F-32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthLink, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthLink Network, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Century City, California
March 15, 2000

                            EARTHLINK NETWORK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 140,864   $ 308,579
  Accounts receivable, net of allowance of $405,000 and
    $925,000 at December 31, 1998 and 1999, respectively....      4,779      10,750
  Prepaid expenses..........................................      4,324      15,105
  Other assets..............................................        598       8,916
                                                              ---------   ---------
    Total current assets....................................    150,565     343,350
Investments in other companies..............................         --       4,000
Other long-term assets......................................        564       1,400
Property and equipment, net (Notes 1 and 5).................     35,206      59,852
Intangibles, net (Note 6)...................................     80,006      14,873
                                                              ---------   ---------
                                                              $ 266,341   $ 423,475
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  14,818   $  15,813
  Accrued payroll and related expenses......................      8,934      11,350
  Other accounts payable and accrued liabilities............     20,372      36,661
  Current portion of capital lease obligations (Note 12)....      8,341       9,365
  Deferred revenue..........................................      8,831      15,489
                                                              ---------   ---------
    Total current liabilities...............................     61,296      88,678
Long-term debt (Note 12)....................................      7,701       8,259
                                                              ---------   ---------
    Total liabilities.......................................     68,997      96,937

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $0.01 par value, 25,000,000 shares
    authorized, Series A convertible, 4,102,941 shares
    issued and outstanding December 31, 1998 and 1999
    (Notes 8 and 9).........................................         41          41
  Series B convertible, nil and 606,155 shares issued and
    outstanding December 31, 1998 and 1999, respectively
    (Notes 8 and 9).........................................                      6
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 29,069,827 and 32,951,017 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................        291         329
  Stock subscriptions receivable............................     (1,041)
  Additional paid-in capital................................    330,911     581,494
  Warrants to purchase common stock (Note 10)...............        597         477
  Accumulated deficit.......................................   (133,455)   (255,809)
                                                              ---------   ---------
    Total stockholders' equity..............................    197,344     326,538
                                                              ---------   ---------
                                                              $ 266,341   $ 423,475
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997         1998         1999
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Narrowband access.........................................   $ 74,228     $161,009     $ 310,868
  Web Hosting...............................................      5,202        7,537        11,554
  Broadband.................................................      1,143        3,285         6,756
  Content, commerce and advertising.........................        315        4,110        13,110
                                                               --------     --------     ---------
    Total revenues..........................................     80,888      175,941       342,288
                                                               --------     --------     ---------

Operating costs and expenses:
  Cost of revenues..........................................     38,065       77,223       132,679
  Sales and marketing.......................................     25,971       42,837       125,992
  General and administrative................................     14,699       21,720        38,010
  Operations and member support.............................     30,607       53,765       104,842
  Acquisition-related costs (Note 6)........................         --       42,635        65,072
                                                               --------     --------     ---------
    Total operating costs and expenses......................    109,342      238,180       466,595
                                                               --------     --------     ---------
Loss from operations........................................    (28,454)     (62,239)     (124,307)
Interest income.............................................        637        4,424        17,334
Interest expense............................................     (2,099)      (1,967)       (1,275)
                                                               --------     --------     ---------
    Net loss................................................    (29,916)     (59,782)     (108,248)
Deductions for accretion dividends (Note 9).................         --       (7,601)      (14,106)
                                                               --------     --------     ---------
Net loss attributable to common stockholders................   $(29,916)    $(67,383)    $(122,354)
                                                               ========     ========     =========
Basic and diluted net loss per share........................   $  (1.50)    $  (2.58)    $   (3.81)
                                                               ========     ========     =========
Weighted average shares.....................................     20,002       26,157        32,133
                                                               ========     ========     =========

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK        COMMON STOCK           STOCK       ADDITIONAL
                                     -------------------   -------------------   SUBSCRIPTIONS    PAID-IN
                                      SHARES     AMOUNT     SHARES     AMOUNT     RECEIVABLE      CAPITAL     WARRANTS
                                     --------   --------   --------   --------   -------------   ----------   ---------
                                                                       (IN THOUSANDS)
Balance at December 31, 1996.......                         12,045      $120                      $ 14,176     $  599
Initial public offering, net of
  expenses.........................                          4,570        46                        26,180
Conversion of redeemable preferred
  stock into common stock..........                          2,727        27                        13,986
Conversion of debt to common
  stock............................                            112         1                           724
Issuance of common stock in
  connection with private
  placement........................                          2,920        30                        15,379
Issuance of common stock pursuant
  to exercise of stock options.....                            127         1                           384
Warrants issued in exchange for
  services (Note 10)...............                                                                               494
Net loss...........................
                                      -----       ---       ------      ----        -------       --------     ------
Balance at December 31, 1997.......                         22,501       225                        70,829      1,093
Issuance of Series A convertible
  preferred stock (Note 7).........   4,103       $41                                              134,959
Accretion of convertible preferred
  stock............................                                                                  7,601
Follow on offering, net of expenses
  (Note 7).........................                          3,763        38                       106,271
Conversion of debt to common
  stock............................                            783         8                         5,035
Issuance of common stock for
  services.........................                             20                                     130
Issuance of common stock pursuant
  to exercise of stock options.....                          1,224        12                         3,647
Issuance of common stock pursuant
  to exercise of warrants..........                            761         8                         1,398       (647)
Warrants issued in conjunction with
  marketing agreement..............                                                                                91
Warrants issued in exchange for
  services (Note 10)...............                                                                                60
Issuance of notes receivable from
  stock sales......................                             18                  $(1,041)         1,041
Net loss...........................
                                      -----       ---       ------      ----        -------       --------     ------
Balance at December 31, 1998.......   4,103        41       29,070       291         (1,041)       330,911        597
Issuance of Series B convertible
  preferred stock (Note 7).........     606         6                                               42,616
Accretion of convertible preferred
  stock............................                                                                 14,106
Follow on offering, net of expenses
  (Note 7).........................                          2,615        26                       183,073
Issuance of common stock pursuant
  to exercise of stock options.....                            927         9                        10,264
Issuance of common stock pursuant
  to exercise of warrants..........                            339         3                           524       (120)
Collection of notes receivable from
  stock sales......................                                                   1,041
Net loss...........................
                                      -----       ---       ------      ----        -------       --------     ------
Balance at December 31, 1999.......   4,709       $47       32,951      $329        $    --       $581,494     $  477
                                      =====       ===       ======      ====        =======       ========     ======

                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
                                            (IN THOUSANDS)
Balance at December 31, 1996.......   $ (36,156)      $ (21,261)
Initial public offering, net of
  expenses.........................                      26,226
Conversion of redeemable preferred
  stock into common stock..........                      14,013
Conversion of debt to common
  stock............................                         725
Issuance of common stock in
  connection with private
  placement........................                      15,409
Issuance of common stock pursuant
  to exercise of stock options.....                         385
Warrants issued in exchange for
  services (Note 10)...............                         494
Net loss...........................     (29,916)        (29,916)
                                      ---------       ---------
Balance at December 31, 1997.......     (66,072)          6,075
Issuance of Series A convertible
  preferred stock (Note 7).........                     135,000
Accretion of convertible preferred
  stock............................      (7,601)
Follow on offering, net of expenses
  (Note 7).........................                     106,309
Conversion of debt to common
  stock............................                       5,043
Issuance of common stock for
  services.........................                         130
Issuance of common stock pursuant
  to exercise of stock options.....                       3,659
Issuance of common stock pursuant
  to exercise of warrants..........                         759
Warrants issued in conjunction with
  marketing agreement..............                          91
Warrants issued in exchange for
  services (Note 10)...............                          60
Issuance of notes receivable from
  stock sales......................
Net loss...........................     (59,782)        (59,782)
                                      ---------       ---------
Balance at December 31, 1998.......    (133,455)        197,344
Issuance of Series B convertible
  preferred stock (Note 7).........                      42,622
Accretion of convertible preferred
  stock............................     (14,106)
Follow on offering, net of expenses
  (Note 7).........................                     183,099
Issuance of common stock pursuant
  to exercise of stock options.....                      10,273
Issuance of common stock pursuant
  to exercise of warrants..........                         407
Collection of notes receivable from
  stock sales......................                       1,041
Net loss...........................    (108,248)       (108,248)
                                      ---------       ---------
Balance at December 31, 1999.......   $(255,809)      $ 326,538
                                      =========       =========

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(29,916)  $(59,782)  $(108,248)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities, net of effect from
    acquisition:
    Depreciation and amortization...........................     9,377     54,726      86,175
    Loss on sale of assets..................................                               31
    Issuance of common stock in exchange for professional
      services..............................................                  130
    Issuance of warrants in exchange for professional
      services..............................................       494         60
    Increase in net accounts receivable.....................      (796)    (2,260)     (5,791)
    Increase in prepaid expenses and other assets...........       203     (3,176)    (19,935)
    (Decrease) increase in accounts payable and accrued
      liabilities...........................................    (2,232)    31,658      19,700
    Increase in deferred revenue............................     1,580      5,241       6,658
                                                              --------   --------   ---------
Net cash (used in) provided by operating activities.........   (21,290)    26,597     (21,410)
                                                              --------   --------   ---------
Cash flows from investing activities:
  Purchase of property and equipment........................   (14,528)   (24,316)    (47,315)
  Sale of property and equipment............................                            1,416
  Purchase of intangible assets.............................    (1,404)        (9)
  Transaction costs.........................................               (9,914)
  Cash acquired from acquisition............................               23,750
  Investments in other companies............................                           (4,000)
  Purchase of restricted short-term investment..............      (200)
  Liquidation of restricted short-term investment...........        37      1,250
                                                              --------   --------   ---------
    Net cash used in investing activities...................   (16,095)    (9,239)    (49,899)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable...................     4,387        200
  Repayment of notes payable................................    (2,225)    (4,583)
  Proceeds from capital lease obligations...................    10,544      9,275      13,456
  Principal payments under capital lease obligations........    (4,884)    (8,563)    (11,874)
  Proceeds from private placement of common stock...........    15,409
  Proceeds from public stock offerings......................    26,226    106,309     225,721
  Proceeds from warrants exercised..........................                  759         407
  Proceeds from stock options exercised.....................       385      3,659      10,273
  Proceeds from liquidation of stock subscription
    receivable..............................................                            1,041
                                                              --------   --------   ---------
    Net cash provided by financing activities...............    49,842    107,056     239,024
                                                              --------   --------   ---------
Net increase in cash and cash equivalents...................    12,457    124,414     167,715
Cash and cash equivalents, beginning of year................     3,993     16,450     140,864
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 16,450   $140,864   $ 308,579
                                                              ========   ========   =========
Acquisition, net of cash acquired (Note 2):
  Issuance of convertible preferred stock...................             $135,000
  Transaction costs.........................................                9,914
  Intangible assets.........................................             (121,164)
                                                                         --------
  Cash acquired from acquisition............................             $ 23,750
                                                                         ========

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    EarthLink Network, Inc. ("EarthLink Network") is an Internet service provider that was formed to help members derive meaningful benefits from the extensive resources of the Internet.

    EarthLink Network has experienced operating losses since inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. EarthLink Network expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing as it attempts to rapidly increase its market share. There can be no assurance that EarthLink Network will achieve or sustain profitability or positive cash flow from its operations.

BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of EarthLink Network, Inc. and its wholly-owned subsidiary EarthLink Operations, Inc. (Note
2). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

REVENUES

    Narrowband access revenues consists of monthly fees charged to members for dial-up Internet access. Web hosting revenues consists of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Broadband access revenues consists of fees charged for high-speed, high-capacity access services including cable, and DSL services. Content, commerce and advertising revenues are derived from advertising, content and electronic commerce fees that leverage the value of EarthLink Network's member base and user traffic. All revenues are recorded as earned.

CASH AND CASH EQUIVALENTS

    All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

    EarthLink Network bills for Internet service generally one month in advance. Accordingly, these non-cancelable advanced billings are included in both accounts receivable and deferred revenue.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject EarthLink Network to concentrations or credit risk consist principally of cash investments and trade receivables. EarthLink Network's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of members comprising EarthLink Network's member base.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three years for computers and computer related

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equipment and five years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

EQUIPMENT UNDER CAPITAL LEASE

    EarthLink Network leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the lesser of their estimated useful lives of three to five years or the term of the lease.

INTANGIBLES

    Intangible assets consist primarily of rights to member lists, long-term marketing agreements, goodwill, deferred financing and other items. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to ten years. EarthLink Network regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

ADVERTISING AND MEMBER ACQUISITION COSTS

    Advertising and member acquisition costs are included in sales and marketing. Such costs are expensed as incurred. Advertising expenses were $5.1 million, $8.8 million and $40.6 million in 1997, 1998 and 1999, respectively.

INCOME TAXES

    Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    EarthLink Network adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS) and Staff Accounting Bulletin (SAB) No. 98. SAB No. 98 states that companies, such as EarthLink, that completed an initial public offering ("IPO") within the past 5 years and incorporated the SAB No. 83 concept of "cheap stock" in determining pre-IPO EPS data must restate all EPS data to conform to SFAS No. 128. Accordingly, all EPS data have been restated to conform to SFAS No. 128. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, EarthLink Network did not include potential common stock in the calculation of EPS since inception as such inclusion would have an anti-dilutive effect.

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMMON STOCK BASED COMPENSATION

    EarthLink Network continues to account for its employee stock based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures in the notes to the consolidated financial statements (Note 9), as if the measurement provisions of SFAS No. 123 had been adopted.

RECLASSIFICATION

    Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The application of SAB 101 to revenue recognition is not expected to have a material effect on Earthlink Network's consolidated statement of operations.

2. STRATEGIC ALLIANCE WITH SPRINT CORPORATION

    On February 10, 1998, EarthLink Network entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 2.5 million shares of EarthLink Network's common stock at a price per share of $22.50 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately 4.1 million shares of the EarthLink Network's Series A convertible preferred stock which has been valued at $135 million, in exchange for
(i) transfer to the EarthLink Network of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink Network and Sprint also entered into a Marketing and Distribution Agreement which includes a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink Network's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint has also provided EarthLink Network with a credit facility currently totaling $50 million (increasing to $100 million by June
2001) in the form of

                            EARTHLINK NETWORK, INC.

2. STRATEGIC ALLIANCE WITH SPRINT CORPORATION (CONTINUED) convertible senior debt. Collectively, the above is referenced to as the "Sprint Transaction". The series A convertible preferred stock received by Sprint is convertible into 8.2 million shares of EarthLink Network common stock at December 31, 1999 assuming acceleration of certain rights.

    In connection with the Sprint Transaction, a newly-formed company, "EarthLink Operations, Inc.," was formed and became a wholly-owned subsidiary of the EarthLink Network Inc. All references in these financial statements to EarthLink Network relate, collectively, to both EarthLink Network, Inc., and EarthLink Operations, Inc.

    The following unaudited pro forma consolidated results of operations for the year ended December 31 1998, assumes the acquisition of the Sprint Internet Passport business on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                      YEAR ENDED DECEMBER 31, 1998
                                                  -------------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues...................................               $ 187,063
Net loss.........................................                 (98,022)
Deductions for accretion dividends (Note 9)......                 (13,126)
Net loss attributable to common stockholders.....                (111,148)

Basic and diluted net loss per share.............               $   (4.25)

3. PREPAID EXPENSES

    Prepaid expenses consist of:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Prepaid advertising........................................   $   16    $ 9,661
Deferred transaction costs.................................      177      1,631
Prepaid maintenance and support fees.......................    1,579      1,703
Prepaid communications costs...............................    1,285        593
Other......................................................    1,267      1,517
                                                              ------    -------
                                                              $4,324    $15,105
                                                              ======    =======

4. INVESTMENTS IN OTHER COMPANIES

    In July 1999, EarthLink Network committed to invest in eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging growth companies. Mr. Sky Dayton is a member of the EarthLink Network board of directors and a founding partner in EVG. In 1999 EarthLink Network invested $4.0 million in EVG and has committed to invest an additional $6.0 million. The investment is accounted for under the cost method of accounting as EarthLink Network does not have the ability to

                            EARTHLINK NETWORK, INC.

4. INVESTMENTS IN OTHER COMPANIES (CONTINUED) exercise significant influence over the partnership's operating or financial policies. Any distributions of earnings from the partnership will be recorded as income when declared.

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Data center equipment...................................  $ 27,285   $ 41,538
Office and other equipment..............................    23,852     41,403
Leasehold improvements..................................     8,771     12,488
Construction in progress................................       541      4,526
                                                          --------   --------
                                                            60,449     99,955
Less accumulated depreciation and amortization..........   (25,243)   (40,103)
                                                          --------   --------
                                                          $ 35,206   $ 59,852
                                                          ========   ========

    Property under capital lease, primarily data communications equipment included above, aggregated $31.7 million and $33.3 million at December 31, 1998 and 1999, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $15.7 million and $20.0 million at December 31, 1998 and 1999, respectively. Depreciation expense charged to operations was $8.5 million, $12.5 million and $21.0 million in 1997, 1998, and 1999, respectively.

6. INTANGIBLE ASSETS

    Intangible assets consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998       1999
                                                         --------   ---------
                                                            (IN THOUSANDS)
Member base............................................  $ 65,000   $  65,000
Marketing and distribution agreement...................    20,000      20,000
Goodwill...............................................    36,164      36,164
Other..................................................       255         104
                                                         --------   ---------
                                                          121,419     121,268
Less accumulated amortization..........................   (41,413)   (106,395)
                                                         --------   ---------
                                                         $ 80,006   $  14,873
                                                         ========   =========

    Intangible assets acquired in acquisition of the Sprint Internet Passport are being amortized on a straight-line basis over the estimated useful lives. The member base and goodwill, which represents the excess of consideration over the fair value of net asserts acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively.

                            EARTHLINK NETWORK, INC.

7. CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

FOLLOW ON PUBLIC OFFERINGS

    In June 1998, EarthLink Network completed a follow on public offering of
3.8 million shares of its common stock at $30.00 per share. The offering consisted of 3.0 million shares, including 490,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 720,000 shares. Net proceeds to EarthLink Network were approximately $106.3 million.

    In January 1999 EarthLink Network completed a follow on public offering of
2.4 million shares of its common stock at $73.63 per share. The offering consisted of 2.3 million shares and an underwriter's over-allotment of 99,000 shares exercised in February 1999. Net proceeds to EarthLink Network were approximately $170 million. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in EarthLink Network of approximately 27%, of which 10% is voting common stock. Accordingly, Sprint purchased 770,000 shares of EarthLink Network securities which 192,000 were common stock and 578,000 were series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million.

    In February 1999, Sprint exercised its preemptive rights to maintain its ownership in EarthLink Network after the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Accordingly, Sprint purchased 38,000 shares of which 9,000 were common stock and 28,000 were series B convertible preferred stock. Series A convertible preferred stock was issued prior to EarthLink Network's 2 for one stock split in July 1999. Accordingly, each share of Series A convertible preferred stock is convertible into two shares of EarthLink Network's common stock assuming acceleration of certain rights. Series B convertible preferred stock has the same rights and privileges as series A convertible preferred stock shares, as described in Note 8, except that each share is convertible into one share of EarthLink Network's common stock. Proceeds from the sale of stock to Sprint were $2.7 million.

COMMON STOCK ISSUANCES FOR OTHER THAN CASH

    In January 1998, EarthLink Network issued 20,000 shares of its common stock to a Consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement EarthLink Network issued 20,000 additional shares of its common stock in January 1999.

8. CONVERTIBLE PREFERRED STOCK

    All issued and outstanding shares of Series A and B convertible preferred stock are held by Sprint (Note 2).

    The series A and B convertible preferred stockholders receive dividends at a rate per annum of 3% of the Liquidation Value (as defined below), compounded quarterly. For a period of five years from June 1998, such dividends are payable "in kind" by way of an increase in the Liquidation Value of the shares. Beginning in June 2003, holders of Series A convertible preferred stock will receive cumulative quarterly cash dividends of 3% annually. Beginning in June 2018, holders of the series A convertible preferred stock are entitled to cumulative quarterly cash dividends at an 8% annual rate of the Liquidation Value per share, increasing annually to a maximum rate of 12%.

    Upon voluntary or involuntary liquidation or winding up of EarthLink Network the holders of series A and B convertible preferred stock will receive, prior to any payment or distribution in respect of other

                            EARTHLINK NETWORK, INC.

8. CONVERTIBLE PREFERRED STOCK (CONTINUED) shares of EarthLink Network's capital stock, an amount per share equal to the average market value of the common stock measured over the thirty day period ended on the June 5, 1998 (the "Average Stock Price"), plus all accrued and unpaid dividends on such share, whether in cash or in kind (such amount, the "Liquidation Value").

    Each share of series A and B convertible preferred stock is convertible into such number of shares of common stock as is determined by dividing the Liquidation Value by the "Conversion Price" in effect at such time. For the five year period following June 1998, the Conversion Price is equal to the Average Stock Price multiplied by 116.118%. Thereafter, the Conversion Price is increased annually by 6%, accruable quarterly. The Conversion Price is also subject to adjustment based on changes in capitalization of the common stock. Although conversion of the series A and B convertible preferred stock is at the holder's option, conversion is required in the event EarthLink Network consummates certain business combination transactions.

    Beginning in June 2001, EarthLink Network may elect to redeem the outstanding shares of series A and B convertible preferred stock at a redemption price per share equal to the Liquidation Value of such shares, including the acceleration of certain dividends, multiplied by a specified percentage. The specified percentage is initially equal to 103%, and will be reduced by 1% annually in each of the subsequent three years, and thereafter will be equal to 100%.

    The series A and B convertible preferred stockholders do not possess general voting rights together with holders of common stock. However, the Series A and B convertible preferred stockholders are separately entitled to elect two of EarthLink Network's directors. This right terminates as to one of the directors if Sprint fails to maintain at least a 20% equity interest in EarthLink Network (on a fully diluted basis, subject to adjustment) for any three consecutive months, and will terminate as to both of the directors if Sprint fails to maintain at least a 10% equity interest over the same period. A separate vote of 66.67% of the then-outstanding shares of series A and B convertible preferred stock is required in certain limited situations, including liquidation, dissolution or winding up of EarthLink Network, or taking certain actions which would adversely affect the rights of the holders of the series A and B convertible preferred stock as a class.

9. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $8.8 million based on a 3% dividend (Note 8) and the accretion of a $5.3 million dividend related to the beneficial conversion feature of the series A and B convertible preferred stock in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

10. STOCK OPTIONS AND WARRANTS

1995 STOCK OPTION PLAN

    In September 1995, EarthLink Network established the EarthLink Network 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options to purchase shares of common stock to employees of EarthLink Network and non-qualified stock options to employees, officers, directors and consultants of EarthLink Network. During 1999, the Plan was amended to increase the number of available options from 5,700,000 to 7,700,000. The Plan is administered by a committee

                            EARTHLINK NETWORK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED) appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of ten years and vest in equal quarterly increments over a five-year period. As of December 31, 1999, there were 2,063,330 shares available for issuance under the 1995 Plan.

DIRECTORS STOCK OPTION PLAN

    In September 1995, EarthLink Network established the EarthLink Directors Stock Option Plan (the "Directors Plan"). The Directors Plan, as amended and restated in December 1996, provides for the grant of options to purchase an aggregate of 125,000 shares of common stock to directors who do not also serve as employees of EarthLink Network and do not beneficially own, nor are employees, directors or officers of any entity which owns 5% or more of the outstanding shares of EarthLink Network's capital stock. Under the Directors Plan, grants of options to purchase 20,000 and 5,000 shares of common stock are automatically made to each non-management director at such time as the person first becomes a member of the Board of Directors and at the beginning of each fiscal year, respectively. Options generally have a maximum term of ten years and vest in equal quarterly increments over a five year period. As of December 31, 1999, there were no outstanding options to purchase shares of common stock under the Directors Plan.

NON-QUALIFIED OPTION GRANTS

    In addition to the options granted under the plans described above, EarthLink Network granted non-qualified stock options to certain employees, officers and directors. Non-qualified options generally have a maximum term of ten years and generally vest in equal quarterly increments over a five-year period.

VALUE OF OPTIONS GRANTED TO EMPLOYEES

    For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted:

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                  1997        1998        1999
                                               ----------   ---------   ---------
Annual dividends.............................        zero        zero        zero
Expected volatility..........................         69%         83%         92%
Risk free interest rate......................       6.49%       5.28%       5.44%
Expected life................................   6.6 years   6.6 years   6.6 years

                            EARTHLINK NETWORK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss attributable to common shareholders per share would have been increased as follows:

                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1997         1998          1999
                                               ----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common stockholders
  As reported................................   $(29,916)    $ (67,383)    $(122,354)
                                                ========     =========     =========
  Pro forma..................................   $(30,737)    $(104,577)    $(205,005)
                                                ========     =========     =========

Basic and diluted net loss per share
  As reported................................   $  (1.50)    $   (2.58)    $   (3.81)
                                                ========     =========     =========
  Pro forma..................................   $  (1.54)    $   (4.00)    $   (6.38)
                                                ========     =========     =========

WARRANTS

    EarthLink Network has issued to certain Board members, consultants, lessors, creditors and others warrants to purchase shares of EarthLink Network's common stock.

WARRANTS ISSUED FOR SERVICES

    In January 1997 and October 1997, EarthLink Network issued warrants to purchase 12,000 and 50,000 shares, respectively, of EarthLink Network's common stock to certain consultants. The respective exercise prices of the warrants were $6.50 and $8.88. The fair value of the warrants is reflected as prepaid consulting fees and amortized ratably over the life of the consulting agreement. Consulting expense recorded with respect to warrants issued to consultants was $23,340, $34,836 and $34,836 during 1997, 1998 and 1999, respectively.

    In March 1997 and October 1997, EarthLink Network issued warrants to purchase 15,000 shares of EarthLink Network's common stock to each of two new members of EarthLink Network's Technology Advisory Council. The warrants have an exercise price of $5.25 per share and $8.88 per share, respectively, and vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

                            EARTHLINK NETWORK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Following is a summary of stock option and warrant activity during the three years ended December 31, 1999:

                                      NUMBER OF SHARES OF COMMON STOCK
                                    -------------------------------------   WEIGHTED
                                    INCENTIVE   NON-QUALIFIED               AVERAGE
                                      STOCK         STOCK                   EXERCISE
                                     OPTIONS       OPTIONS      WARRANTS     PRICE
                                    ---------   -------------   ---------   --------
Balance at December 31, 1996......  2,056,500     1,079,582     1,703,294    $ 3.45
Granted...........................    691,250       100,000        92,000    $ 6.92
Exercised.........................    (97,914)      (29,582)           --    $ 2.82
Forfeited.........................   (422,614)           --            --    $ 4.51
                                    ---------     ---------     ---------    ------
Balance at December 31, 1997......  2,227,222     1,150,000     1,795,294    $ 4.01
Granted...........................  1,817,400            --         7,306    $26.35
Exercised.........................   (774,720)     (494,034)     (712,392)   $ 2.82
Forfeited.........................    (85,712)           --            --    $14.79
Surrendered in cashless
  exercise........................         --        (7,966)     (148,776)   $ 8.77
                                    ---------     ---------     ---------    ------
Balance at December 31, 1998......  3,184,190       648,000       941,432    $12.14
Granted...........................  1,779,550            --            --    $58.02
Exercised.........................   (785,306)     (132,000)     (333,304)   $ 5.04
Forfeited.........................   (349,704)           --            --    $29.46
Surrendered in cashless
  exercise........................         --            --        (1,111)   $ 4.06
                                    ---------     ---------     ---------    ------
Balance at December 31, 1999......  3,828,730       516,000       607,017    $16.81
                                    =========     =========     =========    ======
Exercisable at December 31,
  1997............................    598,710       417,500     1,673,840
                                    =========     =========     =========
Exercisable at December 31,
  1998............................    583,497       145,500       874,257
                                    =========     =========     =========
Exercisable at December 31,
  1999............................    531,410       243,500       565,617
                                    =========     =========     =========

    The weighted average fair values of the options granted during the three years ended December 31, 1999, were $4.98, $20.47 and $28.76, respectively. The weighted average fair values of warrants granted during the two years ended December 31, 1998 were $6.46 and $22.56, respectively. There were no warrants granted in 1999.

                            EARTHLINK NETWORK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)

    Following is a summary of stock options and warrants outstanding as of December 31, 1999:

                                                                           OPTIONS AND WARRANTS
                                     OPTIONS AND WARRANTS OUTSTANDING          EXERCISABLE
                                   ------------------------------------   ----------------------
                                                  WEIGHTED
                                                   AVERAGE     WEIGHTED                 WEIGHTED
                                                  REMAINING    AVERAGE                  AVERAGE
            RANGE OF                 NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------------------   -----------   -----------   --------   -----------   --------
       $ 0.91            $ 2.42     1,044,660        5.89       $ 2.11       698,160     $ 2.08
       $ 4.88            $ 9.94     1,030,375        6.95       $ 6.08       388,575     $ 5.60
       $12.63            $39.19     1,321,407        8.41       $27.47       253,792     $28.08
       $40.25            $69.50     1,384,755        9.51       $54.88            --     $   --
       $78.50            $78.50       170,550        9.27       $78.50            --     $   --
                                   ----------                              ---------
       $ 0.91            $78.50     4,951,747        7.91       $16.81     1,340,527     $ 8.02
                                   ==========                              =========

11. INCOME TAXES

    At December 31, 1998 and 1999, EarthLink Network had net operating loss carryforwards for federal income tax purposes totaling approximately $106.8 million, and $177.7 million, respectively, which begin to expire in 2010. At December 31, 1998 and 1999, EarthLink Network had net operating loss carryforwards for state income tax purposes totaling approximately $70.0 million and $90.4 million, respectively, which begin to expire in 2001. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to EarthLink Network's initial public offering and other issuances of common stock and common stock equivalents, utilization of EarthLink Network's net operating loss carryforwards to offset future income may be limited. At December 31, 1998 and 1999, the net operating loss includes approximately $24.0 million and $64.0 million, respectively, related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

                            EARTHLINK NETWORK, INC.

11. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities include the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $ 42,625   $ 67,531
  Allowance for doubtful accounts.......................       178        405
  Depreciation and amortization.........................       123      1,678
  Deferred income.......................................        --        936
  Accrued vacation......................................       436        747
  Other accrued liabilities.............................       211        811
  Other.................................................        --        141
                                                          --------   --------
  Gross deferred tax assets.............................    43,573     72,249

Valuation allowance.....................................   (25,340)   (65,737)
                                                          --------   --------
  Total deferred tax assets.............................  $(18,233)  $ (6,512)
                                                          ========   ========

Deferred tax liabilities:
  Member base...........................................  $(17,414)  $     --
  Co-branding...........................................        --     (6,512)
  Other.................................................      (819)        --
                                                          --------   --------
  Total deferred tax liabilities........................  $(18,233)  $ (6,512)
                                                          ========   ========

    Because management believes sufficient uncertainty exists regarding realizability, a full valuation allowance has been established.

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and EarthLink Network's effective tax rate for financial statement purposes:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Federal income tax (benefit) at statutory
  rate.........................................  $(10,171)  $(20,923)  $(37,887)
State income taxes, net of federal benefit.....        --     (3,435)    (6,220)
Nondeductible expenses.........................        --         54        135
Nondeductible goodwill.........................        --      4,922      7,735
Net change to valuation allowance..............    10,171     19,382     36,237
                                                 --------   --------   --------
                                                 $     --   $     --   $     --
                                                 ========   ========   ========

                            EARTHLINK NETWORK, INC.

12. COMMITMENTS AND CONTINGENCIES

LEASES

    EarthLink Network leases its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense in 1997, 1998 and 1999 for all operating leases amounted to $1.9 million, $2.4 million and $4.4 million respectively. EarthLink Network also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of EarthLink Network's capital leases include purchase options at the end of the lease term.

    During the three years ended December 31, 1999, EarthLink Network financed the acquisition of data processing and office equipment amounting to approximately $10.5 million, $9.3 million and $13.5 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The sale-leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

    EarthLink Network maintains facilities and offices at various locations throughout the United States for general corporate purposes, including technology centers, member call centers, office space and headquarters.

    All operating leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. In addition to base rent payments, EarthLink Network pays a monthly allocation of the buildings' operating expenses. EarthLink Network has recorded a deferred rent liability to reflect the excess of rent expense over cash payments since inception of the leases.

    Minimum lease commitments under non-cancelable leases at December 31, 1999 are as follows:

YEAR ENDING                                                CAPITAL    OPERATING
DECEMBER 31,                                                LEASES     LEASES
------------                                               --------   ---------
                                                              (IN THOUSANDS)
2000.....................................................  $10,579     $ 6,488
2001.....................................................    6,710       7,110
2002.....................................................    2,408       7,430
2003.....................................................       54       7,553
2004.....................................................       --       4,717
Thereafter...............................................       --      28,298
                                                           -------     -------
Total minimum lease payments.............................   19,751     $61,596
                                                                       =======
Less amount representing interest........................   (2,127)
                                                           -------
Present value of future lease payments...................   17,624
Less current portion.....................................   (9,365)
                                                           -------
                                                           $ 8,259
                                                           =======

SIGNIFICANT AGREEMENTS

    EarthLink Network uses a combination of owned POPs and leased third-party POPs enabling it to provide Internet access services on a nationwide basis while managing the timing and magnitude of its

                            EARTHLINK NETWORK, INC.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) capital expenditures. EarthLink Network employs a strategy of leasing POPs from third-party providers in locations where it is more economical to do so. As of December 31, 1999, EarthLink Network has leased points of presence ("POP") capacity leased from UUNET, PSINet, Level 3 and Sprint. EarthLink Network is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink Network's member base at EarthLink Network's normal rates. At
December 31, 1999, $1 million and $3.9 million in amounts due to Level 3 and Sprint, respectively, were recorded in accounts payable and $7.2 million and $7.5 million in amounts due to UUNET and PSINet, respectively, were recorded in other accrued liabilities.

    Minimum commitments under non-cancelable network service agreements from UUNET and PSINet are as follows:

YEAR ENDING
DECEMBER 31,                                                  IN MILLIONS
------------                                                  -----------
2000........................................................    $ 65.7
2001........................................................      66.9
2002........................................................      41.4
                                                                ------
Total.......................................................    $174.0
                                                                ======

13. PROFIT SHARING PLAN

    Effective January 1997, EarthLink Network implemented a profit sharing plan (the Plan) pursuant to Section 401(k) of the Internal Revenue code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. EarthLink Network makes a discretionary matching contribution of 25% up to a maximum of 6% of the participant's total eligible compensation. EarthLink Network's matching contributions vest over four years from the participant's date of hire. Total contributions for 1997, 1998 and 1999 were $84,000, $285,000, and $375,000 respectively.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Cash paid during the year for interest.............   $1,965     $2,101    $ 1,275
Cash paid during the year for income taxes.........        1          1          1
Non cash transactions related to the conversion of
  notes payable to equity..........................      725      5,043         --
Common stock subscription..........................       --      1,041         --
Non cash adjustments related to accretion
  dividends........................................   $   --     $7,601    $14,106

15. SUBSEQUENT EVENTS

    In January 2000, EarthLink Network entered into a multi-year partnership to deliver services to member of Apple Computer corporation members in the U.S. Under the terms of the partnership, EarthLink is the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh-Registered Trademark-computers sold in the U.S. In addition, Apple purchased 7,083,333 shares of Series C

                            EARTHLINK NETWORK, INC.

15. SUBSEQUENT EVENTS (CONTINUED)
convertible preferred stock for $200 million. Apple has the right to appoint a member to EarthLink Network's Board of Directors. The new Company assumed this alliance

    On February 4, 2000, EarthLink Network and MindSpring merged into
EarthLink, Inc. in a transaction accounted for as tax-free reorganization under
Section 368 of the Internal Revenue Code of 1986, as amended, and as a "pooling-of-interests" transaction. Each outstanding share of EarthLink Network's securities was exchanged for 1.615 shares of the equivalent securities of the new Company and each outstanding share of MindSpring securities was exchanged for one share of the securities of the new company. Other outstanding securities of the companies were converted on the same basis. In connection with the Merger, the new company assumed EarthLink Network's alliance agreements with Sprint. As a result, Sprint has the right, among others, to appoint up to two
(2) representatives to the new company's board of directors provided Sprint holds 20% or more of EarthLink's fully diluted outstanding stock, to appoint one representative to the new company's board of directors provided Sprint holds 10% or more of EarthLink's fully diluted outstanding stock and to purchase additional shares of equity securities in the new company in order to maintain, but not exceed, a 27.8% ownership level. The new company has also assumed MindSpring's outstanding 5% convertible subordinated notes and the indentures pursuant to which the notes were issued. The merger has given rise to the MindSpring noteholders' right to have the new company repurchase the notes at 100% of the principal amount plus accrued interest to the date of repurchase. Under the Agreement and Plan of Reorganization, any notes presented for repurchase will only be repurchased for cash. Accordingly, the Company extended an offer to purchase the notes for cash as of April 7, 2000. If all holders exercise this option, the payment will be $184.3 million plus interest.

    In February 2000, Sprint exercised its preemptive rights to maintain its ownership in EarthLink Network after the aforementioned purchase of shares by Apple Computer Corporation. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were series B convertible preferred stock.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly consolidated financial data for the two years ended December 31, 1999. In the opinion of EarthLink Network's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the Consolidated Financial Statements and

                            EARTHLINK NETWORK, INC.

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                           MAR. 31    JUN. 30    SEPT. 30   DEC. 31    MAR. 31    JUN. 30    SEPT. 30    DEC. 31
                                             1998       1998       1998       1998       1999       1999       1999        1999
                                           --------   --------   --------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues.................................   29,826      37,990     49,824     58,301     68,243     78,001     89,574     106,470
Operating costs and expenses.............   35,766      49,812     70,218     82,384     94,047    106,502    125,065     140,981
Loss from operations.....................   (5,940)    (11,822)   (20,394)   (24,083)   (25,804)   (28,501)   (35,491)    (34,511)
Deductions for accretion dividends(1)....       --      (1,054)    (3,276)    (3,271)    (3,646)    (3,627)    (3,404)     (3,429)
                                           -------    --------   --------   --------   --------   --------   --------    --------
Net loss attributable to common
  stockholders...........................  $(6,404)   $(13,071)  $(22,104)  $(25,804)  $(25,889)  $(28,174)  $(34,769)   $(33,522)
                                           =======    ========   ========   ========   ========   ========   ========    ========
Basic and diluted net loss per
  share(2)...............................  $ (0.28)   $  (0.53)  $  (0.78)  $  (0.89)  $  (0.82)  $  (0.88)  $  (1.07)   $  (1.02)
                                           =======    ========   ========   ========   ========   ========   ========    ========

------------------------------

(1) Reflects the accretion of Liquidation Dividends on series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(2) Each outstanding share of EarthLink Network common stock was exchanged for
    1.615 shares of the common stock of the new company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new company. See Note 1 of Notes to Consolidated Combined Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

                         INDEX TO FINANCIAL STATEMENTS
                          MINDSPRING ENTERPRISES, INC.

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-49

Balance Sheets as of December 31, 1998 and 1999.............    F-50

Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................    F-51

Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1998 and 1999..........................    F-52

Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................    F-53

Notes to Financial Statements...............................    F-54

Report of Independent Public Accountants as to Schedules....    FS-1

Schedule II--Valuation of Qualifying Accounts...............    FS-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EarthLink, Inc.:

    We have audited the accompanying balance sheets of MINDSPRING ENTERPRISES, INC. (a Delaware corporation) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of MindSpring's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MindSpring
Enterprises, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the three years ended December 31, 1997, 1998 and 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2000

                          MINDSPRING ENTERPRISES, INC.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1999

                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivelants.................................  $167,743   $377,174
  Trade receivables, net of allowance for doubtful accounts
    of $1,224 and $3,008 at December 31, 1998 and 1999......     3,278      5,617
  Deferred income taxes (Note 8)............................     3,421      7,061
  Prepaids and other current assets.........................       758      9,247
                                                              --------   --------
    Total current assets....................................   175,200    399,099
PROPERTY AND EQUIPMENT
  Computer and telecommunications equipment.................    35,580    100,788
  Assets under capital lease................................     9,546      8,098
  Other.....................................................     4,821     16,762
                                                              --------   --------
                                                                49,947    125,648
  Less: accumulated depreciation............................   (14,106)   (34,065)
                                                              --------   --------
    Property and equipment, net.............................    35,841     91,583
                                                              --------   --------
OTHER ASSETS
  Acquired customer base, net (Notes 1 and 2)...............    34,742    190,514
  Deferred income taxes (Note 8)............................     1,123     26,452
  Deferred Debt Costs.......................................                6,926
  Other.....................................................       693        351
                                                              --------   --------
    Total other assets......................................    36,558    224,243
                                                              --------   --------
                                                              $247,599   $714,925
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable....................................  $  3,462   $ 10,774
  Current portion of capital lease liability (Note 7).......     2,695      2,359
  Telecommunications cost payable...........................     2,831     10,629
  Deferred revenue (Note 1).................................     7,443     13,243
  Other accrued expenses....................................    12,105     20,424
  Accrued compensation expense..............................     2,550      4,500
  Income tax payable........................................     2,566         --
  Accrued Interest..........................................        --      1,860
  Network service payable...................................     4,442      9,858
                                                              --------   --------
    Total current liabilities...............................    38,094     73,647
                                                              --------   --------
LONG TERM LIABILITIES
  Convertible Notes (Note 6)................................              179,975
  Capital lease liability (Note 7)..........................     2,424        133
                                                              --------   --------
    Total long term liabilites..............................     2,424    180,108
                                                              --------   --------
    Total Liabilities.......................................    40,518    253,755
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value; 60,000 and 400,000 shares
    authorized at December 31, 1998 and 1999 and 56,568 and
    63,649 issued and outstanding at December 31, 1998 and
    1999, respectively......................................       566        636
  Additional paid-in capital................................   209,698    503,848
  Accumulated deficit.......................................    (3,183)   (43,314)
                                                              --------   --------
    Total stockholders' equity..............................   207,081    461,170
                                                              --------   --------
                                                              $247,599   $714,925
                                                              ========   ========

The accompanying Notes to the Financial Statements are an integral part of these statements

                          MINDSPRING ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                              1997          1998          1999
                                                            --------      --------      --------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
  Access..................................................  $44,802       $ 99,220      $272,015
  Web hosting.............................................    7,355         14,470        35,881
  Broadband...............................................       77             36        16,784
  Content, commerce, and advertising......................      322            947         3,465
                                                            -------       --------      --------
    Total revenues........................................   52,556        114,673       328,145
                                                            -------       --------      --------
OPERATING COSTS AND EXPENSES
  Cost of revenues........................................   19,118         38,306       115,808
  Sales and marketing.....................................   10,310         22,200        93,357
  General and administrative..............................    8,469         12,855        29,866
  Operations and member support...........................   14,194         26,477        77,292
  Acquisition-related amortization........................    4,208          7,049        83,195
                                                            -------       --------      --------
    Total operating expenses..............................   56,299        106,887       399,518
                                                            -------       --------      --------
OPERATING INCOME (LOSS)...................................   (3,743)         7,786       (71,373)
INTEREST INCOME (EXPENSE), NET............................     (338)         1,214         5,927
                                                            -------       --------      --------
INCOME (LOSS) BEFORE TAXES................................   (4,081)         9,000       (65,446)
                                                            -------       --------      --------
  INCOME TAX BENEFIT......................................       --          1,544        25,315
                                                            -------       --------      --------
NET INCOME (LOSS).........................................  $(4,081)      $ 10,544      $(40,131)
                                                            =======       ========      ========
NET INCOME (LOSS) PER SHARE:
  Basic...................................................  $ (0.09)      $   0.21      $  (0.65)
                                                            =======       ========      ========
  Diluted.................................................  $ (0.09)      $   0.21      $  (0.65)
                                                            =======       ========      ========
SHARES USED FOR COMPUTING NET INCOME (LOSS) PER SHARE:
  Basic...................................................   45,084         49,222        61,742
                                                            =======       ========      ========
  Diluted.................................................   45,084         50,862        61,742
                                                            =======       ========      ========

The accompanying Notes to the Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                COMMON STOCK       ADDITIONAL                     TOTAL
                                             -------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                              SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                                             --------   --------   ----------   -----------   -------------
                                                                     (IN THOUSANDS)
Balance, December 31, 1996.................   44,862      $449      $ 34,604      $ (9,646)     $ 25,407
  Issuance of common stock pursuant to
    exercise of options....................      344         3            86            --            89
    Net Loss...............................       --        --            --        (4,081)       (4,081)
                                              ------      ----      --------      --------      --------

Balance, December 31, 1997.................   45,206       452        34,690       (13,727)       21,415
  Issuance of common stock, net of related
    offering expenses......................    6,000        60        49,696            --        49,756
  Issuance of common stock, net of related
    offering expenses......................    4,600        46       124,738            --       124,784
  Issuance of common stock pursuant to
    exercise of options....................      762         8           576            --           584
    Net Income.............................       --        --            --        10,544        10,544
                                              ------      ----      --------      --------      --------

Balance, December 31, 1998.................   56,568       566       209,700        (3,183)      207,083
  Issuance of common stock, net of related
    offering expenses......................    5,520        55       263,484            --       263,539
  Issuance of common stock, pursuant
    customer base acquisition..............      752         7        29,993            --        30,000
  Issuance of common stock pursuant to
    exercise of options....................      809         8           671            --           679
    Net Loss...............................       --        --            --       (40,131)      (40,131)
                                              ------      ----      --------      --------      --------
Balance, December 31, 1999.................   63,649      $636      $503,848      $(43,314)     $461,170
                                              ======      ====      ========      ========      ========

  The accompanying Notes to Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(4,081)   $ 10,544   $(40,131)
                                                              -------    --------   --------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................    8,693      15,227    104,329
  Deferred income taxes.....................................       --      (4,544)   (28,969)
  Changes in operating assets and liabilities:
    Trade receivables.......................................       (5)     (1,276)    (4,010)
    Other current assets....................................     (565)        284     (8,489)
    Trade accounts payable..................................    2,352        (844)     7,312
    Telecommunications cost payable.........................    1,332         598      7,798
    Deferred revenue........................................    1,782       5,245      5,800
    Other accrued expenses..................................    1,166       3,329     15,321
    Accrued interest........................................       --          --      1,860
    Accrued compensations expense...........................      769       1,146      1,950
    Income taxes payable....................................       --       2,566     (2,566)
    Network services payable................................      (89)      3,226      5,416
                                                              -------    --------   --------
      Total adjustments.....................................   15,435      24,957    105,752
                                                              -------    --------   --------
        Net Cash Provided By Operating Activities...........   11,354      35,501     65,621
                                                              -------    --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (8,042)    (20,176)   (62,504)
  Purchase of customer base.................................     (960)    (27,312)  (227,494)
  Other.....................................................       --        (159)       148
                                                              -------    --------   --------
        Net Cash Used in Investing Activities...............   (9,002)    (47,647)  (289,850)
                                                              -------    --------   --------
CASH FLOW FROM FINANCING ACTIVITIES
  Payments of notes payable.................................     (624)     (2,043)
  Cash provided by credit line..............................       --          --     77,987
  Repayment of credit line..................................       --          --    (80,000)
  Proceeds from issuance of convertible debt................       --          --    174,082
  Payments of capital lease obligations.....................   (2,084)     (2,578)    (2,627)
  Issuance of common stock..................................       89     175,124    264,218
                                                              -------    --------   --------
        Net Cash (Used in) Provided By Financing
          Activities........................................   (2,619)    170,503    433,660
                                                              -------    --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (267)    158,357    209,431
CASH AND CASH EQUIVALENTS, beginning of year................    9,653       9,386    167,743
                                                              -------    --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 9,386    $167,743   $377,174
                                                              =======    ========   ========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
  Interest paid.............................................  $   749    $    890   $  6,501
                                                              =======    ========   ========
  Income taxes paid.........................................  $    --    $    434   $  6,580
                                                              =======    ========   ========
SUPPLEMENTAL NONCASH DISCLOSURES:
  Stock issued in conjunction with acquisition..............  $    --    $     --   $ 30,000
                                                              =======    ========   ========
  Assets acquired under capital lease.......................  $ 8,443    $     --   $     --
                                                              =======    ========   ========
  Noncash accrual for acquired subscriber base..............  $    --    $  7,000   $     --
                                                              =======    ========   ========

The accompanying Notes to the Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    MindSpring Enterprises, Inc. ("MindSpring") is a national provider of Internet access. MindSpring was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. MindSpring reincorporated in Delaware and effected a recapitalization in December 1995.

    On February 4, 2000 EarthLink Network, Inc. ("EarthLink Network") and MindSpring merged ("the Merger") into a new company named EarthLink, Inc, ("the newly formed Company" ). The merger was accounted for as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "pooling-of-interests" transaction. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the common stock of the newly formed company and each outstanding share of MindSpring securities was exchanged for one share of the securities of the newly formed company. The newly formed company has also assumed MindSpring's outstanding 5% convertible subordinated notes due 2006 and the indentures pursuant to which the notes were issued. The merger has given rise to the MindSpring noteholders' right to have the new company repurchase the notes at 100% of the principal amount plus accrued interest to the date of the repurchase. Under the Merger Agreement, any notes presented for repurchase will only be repurchased for cash. See Note 6.

    ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

    PRESENTATION

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

    SOURCES OF SUPPLIES

    MindSpring relies on third-party networks, local telephone companies, and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

    CASH AND CASH EQUIVALENTS

    MindSpring considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

    CREDIT RISK

    MindSpring's accounts receivable potentially subject MindSpring to credit risk, as collateral is generally not required. MindSpring's risk of loss is limited due to advance billings to members for services,

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the use of preapproved charges to member credit cards, and the ability to terminate access on delinquent accounts. In addition, the concentration of credit risk is mitigated by the large number of members comprising the member base. The carrying amount of MindSpring's receivables approximates their fair value.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, commencing when assets are installed or placed in service. The estimated useful life for all assets is five years or, for leasehold improvements, the life of the lease, if shorter.

    EQUIPMENT UNDER CAPITAL LEASE

    MindSpring leases certain of its data communication and other equipment under lease agreements accounted for as capital. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over their estimated useful lives of five years, which are longer than the terms of the leases.

    ACQUIRED MEMBER BASE

    MindSpring capitalizes specific costs incurred for the purchase of member bases from other Internet Service Providers ("ISPs"). The member acquisition costs include the actual fee paid to the selling ISP, as well as legal and other expenses specifically related to the transactions. Subscriber acquisition costs capitalized at December 31, 1998 and 1999 were $47,521,000, and $286,488,000, respectively. Amortization is provided using the straight-line method over three years commencing when the member base is received. Amortization expense for the years ended December 31, 1997, 1998, and 1999 was $4,208,000, $7,049,000, and
$83,195,000, respectively. See Note 2 for further discussion.

    LONG-LIVED ASSETS

    MindSpring periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired member bases, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying values of the assets to determine if an impairment has occurred. If an asset is deemed to be impaired, MindSpring records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

    STOCK-BASED COMPENSATION PLANS

    MindSpring accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

    REVENUE RECOGNITION

    MindSpring recognizes revenue when services are provided. Services are generally billed one month in advance. During 1998, MindSpring began offering prepaid services. Advance billings including prepaid services and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

    BARTER TRANSACTIONS

    MindSpring engages in certain exchanges of services for advertising and promotional services. MindSpring records these transactions at the market value of the services provided. Such transactions are not material for the periods presented.

    ADVERTISING COSTS

    MindSpring expenses all advertising costs as incurred.

    NET INCOME (LOSS) PER SHARE

    MindSpring calculates net income (loss) per share as required by SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the year ended. The effect of MindSpring's stock options (using the treasury stock method) was included in the computation of diluted EPS for the year ended December 31, 1998. For the years ended
December 31, 1997 and 1999, the effect of

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the options is excluded as their effect is anti-dilutive. The following table summarizes the shares used in the calculations:

                                                           TWELVE MONTHS ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Weighted average shares
  Outstanding--basic................................   45,084     49,222     61,742

Effect of dilutive stock options....................               1,640
                                                       ------     ------     ------
Shares used for diluted earnings per share..........   45,084     50,862     61,742
                                                       ======     ======     ======

    RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, MindSpring was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on MindSpring's financial statements as MindSpring does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. MindSpring will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

2. MEMBER BASE ACQUISITIONS

    On September 10, 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc. ("Spry"), a wholly owned subsidiary of AOL, to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "Spry Agreement"). Pursuant to the Spry Agreement, MindSpring acquired Spry's subscriber base of individual Internet access members in the United States and Canada as well as various assets used in serving those members, including a member support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "Spry" name. The acquisition was closed on October 15, 1998 and in accordance with the agreement MindSpring paid the initial payment of $25 million in cash to AOL. The ultimate purchase price for these assets was $32 million.

    On February 17, 1999, MindSpring completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communication Services Inc., which subsequently changed its name to ICG Netahead, Inc. and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, MindSpring acquired NETCOM's subscriber base of approximately 408,000 individual Internet access accounts, 25,000 Web hosting accounts and 3,000 dedicated Internet access accounts in the United States. MindSpring paid NETCOM approximately
$245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

2. MEMBER BASE ACQUISITIONS (CONTINUED)
shares, at a price per share of $39.88). MindSpring also incurred expenses of approximately $4.2 million in connection with this acquisition.

    In conjunction with the NETCOM acquisition, MindSpring obtained a $100 million secured revolving credit facility from First Union National Bank and certain other lenders. For more discussion of this credit facility see footnote 6.

    The following table summarizes the net assets purchased in connection with Spry and Netcom acquisitions and the amount attributable to intangibles (in thousands):

                                                            NETCOM      SPRY
                                                           --------   --------
Working Capital..........................................  $ (1,672)  $    --
Property and Equipment...................................  $ 13,200   $    --
Acquired subscriber base.................................  $237,695   $32,450

    The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. MindSpring is amortizing the acquired member base over three years.

    The following unaudited pro forma condensed statements of operations (in millions) assumes the NETCOM and Spry acquisitions occurred on January 1, 1998. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                             1998            1999
                                                           ---------       ---------
                                                           (IN MILLIONS, EXCEPT PER
                                                                  SHARE DATA)
Revenue..................................................   $ 294.9         $347.0
Net loss.................................................   $(121.1)        $(55.4)
Net loss per share.......................................   $ (2.13)        $(0.84)

3. STOCKHOLDERS' EQUITY

    At the annual meeting of stockholders in May 1999 MindSpring voted to approve and adopt an amendment to Article 4 of MindSpring's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock from 60,000,000 to 400,000,000.

    STOCK SPLIT

    On June 25, 1999 MindSpring effected a two-for-one stock split of the outstanding shares of common stock in the form of a stock dividend. Accordingly, all data shown in the accompanying financial statements and notes has been retroactively adjusted to reflect the stock split.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

3. STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK

    In April 1999, MindSpring issued 5,520,000 shares at a public offering price of $50 per share. The total prcoeeds of the offering, net of underwriting discounts and offering expenses, were approximately $263,500,000.

4. STOCK-BASED COMPENSATION PLANS

    EMPLOYEE STOCK OPTION PLAN

    Under MindSpring's 1995 Stock Option Plan, as amended (the "Stock Option Plan"), 9,000,000 shares of common stock are reserved and authorized for issuance upon the exercise of options. All employees of MindSpring are eligible to receive options under the Stock Option Plan. The compensation committee of the board of directors administers the Stock Option Plan. Options granted under the Stock Option Plan are intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended. Options generally become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant or, in certain cases, the commencement date of the holder's employment; (ii) an additional 25% of the options become exercisable three years after the date of grant or, in certain cases, the commencement date of the holder's employment; and (iii) the remaining 25% of the options become exercisable four years after the date of grant or, in certain cases, the commencement date of the holder's employment. Except as noted in the next sentence, all options were granted at an exercise price equal to the estimated fair value of the common stock on the dates of grant as determined by the board of directors based on equity transactions and other analyses. Options granted to holders of 10% or more of the outstanding common stock were granted at an exercise price equal to 110% of the estimated fair value of the common stock on the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant or, in certain circumstances, the commencement date of the option holder's employment.

    DIRECTORS' STOCK OPTION PLAN

    Under MindSpring's Directors' Stock Option Plan (the "Directors' Plan"), adopted in December 1995, 420,000 shares of common stock are authorized for issuance to nonemployee directors in the form of 60,000 options per director) upon their initial election or appointment to the board or, in the case of directors who joined the board prior to the creation of the Directors' Plan, upon the adoption of the Directors' Plan by the board of directors. The Directors' Plan, as amended by the board of directors on March 26, 1999 and approved by the stockholders on April 22, 1999, provides for discretionary option grants. Options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based upon equity transactions and other analyses. The options expire ten years from the date of grant.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

4. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock-based compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in this statement had been applied.

    MindSpring has elected to account for its stock-based compensation plans under APB No. 25; however, MindSpring has computed for pro forma disclosure purposes the value of all options granted during 1997, 1998, and 1999 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1997, 1998, and 1999:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1997        1998        1999
                                                ---------   ---------   ---------
Annual dividends..............................       zero        zero        zero
Expected volatility...........................        58%         95%         84%
Risk free interest rate.......................      6.40%       5.30%       5.40%
Expected life.................................  3.5 years   3.5 years   3.5 years

    The total value of options granted during 1997, 1998, and 1999 was computed as approximately $3,735,000, $38,679,000, and $66,399,000, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If MindSpring had accounted for these plans in accordance with SFAS No. 123, MindSpring's net income (loss) and pro forma net income (loss) per share for the years ended December 31, 1997, 1998 and 1999 would have been as follows:

                                                         AS REPORTED    PRO FORMA
                                                         ------------   ----------
                                                         (IN THOUSANDS EXCEPT PER
                                                                SHARE DATA)
1997
Net loss...............................................     $ (4,081)    $ (5,402)
Net loss per share.....................................     $  (0.09)    $  (0.12)

1998
Net income.............................................     $ 10,544     $  2,291
Net income per share...................................     $   0.21     $   0.05

1999
Net loss...............................................     $(40,131)    $(52,770)
Net loss per share.....................................     $  (0.65)    $  (0.85)

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

4. STOCK-BASED COMPENSATION PLANS (CONTINUED)

    A summary of the status of MindSpring's two stock options plans at December 31, 1997, 1998 and 1999 and changes during the years then ended are presented in the following table:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                        STOCK OPTIONS     PRICE
                                                        --------------   --------
                                                        (IN THOUSANDS)
Balance at December 31, 1996..........................      3,468         $ 0.77
Granted...............................................        906         $ 2.11
Exercised.............................................       (342)        $ 0.15
Forfeited.............................................       (348)        $ 1.56
                                                            -----         ------
Balance at December 31, 1997..........................      3,684         $ 1.08
Granted...............................................      1,722         $18.77
Exercised.............................................       (764)        $ 0.77
Forfeited.............................................       (407)        $ 3.98
                                                            -----         ------
Balance at December 31, 1998..........................      4,235         $ 8.05
Granted...............................................      2,927         $38.13
Exercised.............................................       (809)        $ 0.84
Forfeited.............................................       (885)        $33.60
                                                            -----         ------
Balance at December 31, 1999..........................      5,468         $21.03
                                                            =====         ======
Exercisable at December 31, 1997                              732
                                                            =====
Exercisable at December 31, 1998                            1,074
                                                            =====
Exercisable at December 31, 1999                            1,254
                                                            =====

    The weighted average fair value of the options granted during the three years ended December 31, 1997, 1998, and 1999 were $12.36, $22.50, and $22.81, respectively.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

4. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following is a summary of stock options outstanding as of December 31, 1999

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                   ------------------------------------   ----------------------
                                                  WEIGHTED
                                                   AVERAGE     WEIGHTED                 WEIGHTED
                                                  REMAINING    AVERAGE                  AVERAGE
            RANGE OF                 NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------------------   -----------   -----------   --------   -----------   --------
       $ 0.11            $ 0.60           639        5.56       $ 0.34           639     $ 0.34
       $ 1.06            $ 1.40           590        6.56       $ 1.21           317     $ 1.16
       $ 1.52            $ 4.85           547        7.15       $ 2.37           260     $ 2.30
       $ 5.47            $11.46           649        8.25       $10.19            --     $   --
       $13.43            $28.63           560        9.24       $23.23            --     $   --
       $30.13            $30.34           695        9.19       $30.27            37     $30.34
       $34.50            $36.81           617        9.56       $35.28            --     $   --
       $39.75            $41.94           640        9.36       $40.23            --     $   --
       $46.13            $46.22           518        9.16       $46.21            --     $   --
       $51.44            $51.44            13        9.07       $51.44            --     $   --
                                   ----------                              ---------
                                        5,468                                  1,254
                                   ==========                              =========

    EMPLOYEE BENEFIT PLAN

    MindSpring has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Annually, MindSpring determines whether to make a discretionary matching contribution equal to a percentage, determined by MindSpring, of the employee's deferred compensation contribution. MindSpring has not made any matching contributions to the Savings Plan.

5. RELATED-PARTY TRANSACTIONS

    MindSpring has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding Company, Inc. ("ITC Holding"). Except as noted below, none of these transactions were material for the periods presented.

    MindSpring purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $1,942,000, $3,672,000, and $9,540,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

6. DEBT

    CREDIT FACILITY

    On February 17, 1999, in conjunction with the NETCOM acquisition, MindSpring entered into a credit agreement with First Union National Bank ("First Union") and several other lenders. On February 17, 1999, MindSpring borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. MindSpring repaid all amounts outstanding under the credit facility with a portion of the net proceeds from offering completed in April of 5,520,000 shares of common stock, and MindSpring amended the credit facility to permit the issuance of notes, the payment of interest thereon, and certain redemptions thereof. Subsequent to year end, in conjunction with MindSpring's merger with Earthlink Network, Inc., MindSpring terminated this credit facility.

    CONVERTIBLE NOTES

    In March 1999, MindSpring filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. MindSpring sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million.

    The notes may be converted into shares of common stock of MindSpring at any time before their maturity or their redemption by MindSpring at a rate of 16 shares per each $1,000 principal amount of notes, or $62.50 per share, subject to adjustment in circumstances. Interest is payable semi-annually on April 15 and October 15 of each year beginning October 15, 1999. The notes are subordinated in right of payment to all senior debt of MindSpring.

    MindSpring may redeem the notes before April 15, 2002, in whole or in part, at a redemption price equal to principal amount of the note plus accrued and unpaid interest, if any, to the redemption date, if the closing price for MindSpring's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading prior to the date of the mailing of the notice of redemption. MindSpring will make an additional payment of cash with respect to the notes called for redemption of $200 per $1,000 note, less the amount of interest actually paid on such note prior to the call for redemption. Further MindSpring may redeem the notes on or after April 15, 2002 at 102.86% of the principal amount declining to 100% by April 15, 2006.

    As discussed in Note 1, the merger with EarthLink Network constituted a change in control as defined in the Indenture Agreement. Holders of the notes have the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest to the date of repurchase. Accordingly, MindSpring extended an offer to purchase the notes for cash as of April 7, 2000. If all holders exercise this option the payment will be $184,274,000, including interest.

7. COMMITMENTS AND CONTINGENCIES

    LEASES

    MindSpring leases certain equipment under agreements, which are classified as capital leases. These leases have original terms of three years or less and contain bargain purchase options at the end of the original lease terms. MindSpring also has operating leases, which relate to the lease of office and

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) equipment space. Rental expense attributable to these operating leases was approximately $1,420,000, $1,953,000 and $8,383,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    At December 31, 1999, MindSpring's capital lease obligations and minimum rental commitments under non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

YEAR ENDING                                                 CAPITAL    OPERATING
DECEMBER 31,                                                 LEASES     LEASES
------------                                                --------   ---------
                                                               (IN THOUSANDS)
2000......................................................  $ 2,517     $ 8,168
2001......................................................      134       9,595
2002......................................................       --      10,318
2003......................................................       --       9,627
2004......................................................       --       9,326
Thereafter................................................       --      10,485
                                                            -------     -------
Total minimum lease payments..............................    2,651     $57,519
                                                                        =======
Less amount representing interest.........................     (159)
                                                            -------
Present value of future lease payments....................    2,492
Less current portion......................................   (2,359)
                                                            -------
                                                            $   133
                                                            =======

    LEGAL PROCEEDINGS

    MindSpring is subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 1999, management is not aware of any asserted or pending litigation or claims against MindSpring that would have a material adverse effect on MindSpring's financial condition, results of operations or liquidity.

8. INCOME TAXES

    The provision for income taxes is attributable to:

                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current..........................................  $          $ 3,000    $  3,654
Deferred.........................................   (1,574)       654     (28,969)
Increase in (reversal of) valuation allowance....    1,574     (5,198)         --
                                                   -------    -------    --------
  Income tax provision (benefit).................  $    --    $(1,544)   $(25,315)
                                                   =======    =======    ========

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

8. INCOME TAXES (CONTINUED)
    A reconciliation of the income tax provision (benefit) computed at statutory tax rates to the income tax benefit for the year ended December 31, 1997, 1998 and 1999 is as follows:

                                                               1997       1998       1999
                                                             --------   --------   --------
                                                                  (PERCENT OF TAXABLE
                                                                        INCOME)
Income tax benefit at statutory rate.......................    (34)        34        (34)
State income taxes, net of federal benefit.................     (4)         4         (4)
Other......................................................     --          2         (1)
Valuation allowance........................................    (38)       (57)        --
  Total income tax provision (benefit).....................     --         17        (39)

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of MindSpring's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Acquired customer base..................................  $ 3,902    $30,420
  Deferred revenue........................................    2,829      5,091
  Allowance for doubtful accounts.........................      465      1,161
  Accrued vacation........................................      371        809
                                                            -------    -------
    Total deferred tax assets.............................    7,567     37,481
                                                            -------    -------
Deferred tax liabilities:
  Depreciation............................................   (2,779)    (3,597)
  Other...................................................     (244)      (371)
                                                            -------    -------
    Total deferred tax liabilities........................   (3,023)    (3,968)
                                                            -------    -------
Net deferred tax asset....................................    4,544     33,513
Less current portion......................................    3,421      7,061
                                                            -------    -------
Net deferred taxes-long term..............................  $ 1,123    $26,452
                                                            =======    =======

    Due to the fact that prior to 1998 MindSpring incurred losses since inception, MindSpring did not recognize the income tax benefit of the net operating loss carryforwards. Management provided a 100% valuation reserve against its net deferred tax asset, consisting primarily of net operating loss carryforwards. Management reviewed this position based on the net income generated in 1998 as well as the projections of future income and determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, MindSpring reversed its entire valuation allowance in 1998.

                          MINDSPRING ENTERPRISES, INC.

                       DECEMBER 31, 1997, 1998, AND 1999

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results for 1997, 1998, and 1999:

                                                                                           NET INCOME
                                                                                           (LOSS) PER
                                                                                              SHARE
                                                           OPERATING     NET INCOME    -------------------
QUARTER ENDED                                 REVENUE    INCOME (LOSS)     (LOSS)       BASIC     DILUTED
-------------                                 --------   -------------   -----------   --------   --------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
December 31, 1997...........................  $17,209       $    646      $    498      $ (01      $ 0.1
September 30, 1997..........................   13,967           (465)         (626)      (.02)      (.02)
June 30, 1997...............................   11,600         (1,421)       (1,430)      (.03)      (.03)
March 31, 1997..............................    9,780         (2,505)       (2,525)      (.06)      (.06)

December 31, 1998...........................  $39,534       $  1,299      $  3,679      $ .07      $ .07
September 30, 1998..........................   28,695          3,440         3,985        .08        .08
June 30, 1998...............................   25,060          1,994         2,020        .05        .04
March 31, 1998..............................   21,384          1,053           860        .02        .02

December 31, 1999...........................  $92,674       $(33,125)     $(18,912)     $(.30)     $(.30)
September 30, 1999..........................   88,179        (19,736)      (10,834)      (.17)      (.17)
June 30, 1999...............................   85,664        (12,694)       (7,081)      (.06)      (.06)
March 31, 1999..............................   61,628         (5,818)       (3,304)      (.06)      (.06)

See Note 1 for a discussion of earnings per share.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

    We have audited, in accordance with generally accepted auditing standards, the financial statements of MINDSPRING ENTERPRISES, INC. included in this Form 10-K and have issued our report thereon dated February 7, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of MindSpring's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2000

                 SCHEDULE II--VALUATION OF QUALIFYING ACCOUNTS
                          MINDSPRING ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                  COLUMN A                     COLUMN B           COLUMN C             COLUMN D       COLUMN E
--------------------------------------------  ----------   -----------------------   -------------   ----------
                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
-----------                                   ----------   ----------   ----------   -------------   ----------
                                                                   (AMOUNTS IN THOUSANDS)
DEDUCTION IN THE BALANCE SHEET FROM THE
  ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts
  Receivable................................    $1,224       $5,976         $0          $(4,192)       $3,008

(a) Represents specific accounts written-off considered to be uncollectible.

                          MINDSPRING ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                  COLUMN A                     COLUMN B           COLUMN C             COLUMN D       COLUMN E
--------------------------------------------  ----------   -----------------------   -------------   ----------
                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
-----------                                   ----------   ----------   ----------   -------------   ----------
                                                                   (AMOUNTS IN THOUSANDS)
DEDUCTION IN THE BALANCE SHEET FROM THE
  ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts
  Receivable................................     $751        $3,123         $0          $(2,650)       $1,224

(a) Represents specific accounts written-off considered to be uncollectible.

                          MINDSPRING ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                  COLUMN A                     COLUMN B           COLUMN C             COLUMN D       COLUMN E
--------------------------------------------  ----------   -----------------------   -------------   ----------
                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
-----------                                   ----------   ----------   ----------   -------------   ----------
                                                                   (AMOUNTS IN THOUSANDS)
DEDUCTION IN THE BALANCE SHEET FROM THE
  ASSET TO WHICH IT APPLIES:
Allowance for uncollectible accounts
  Receivable................................     $386        $1,459         $0          $(1,094)        $751

(a) Represents specific accounts written-off considered to be uncollectible.

                                 EXHIBIT INDEX

EXHIBIT                                                    DESCRIPTION
-------                            ------------------------------------------------------------
        2.1                --      Agreement and Plan of Reorganization, dated September 22,
                                   1999, by and among EarthLink Network, Inc., MindSpring
                                   Enterprises, Inc. and Earthlink, Inc., as amended.

        2.2                --      Stock Option Agreement, dated September 22, 1999, between
                                   MindSpring Enterprises, Inc. and EarthLink Network, Inc.
                                   (incorporated by reference to Exhibit 2.2 of EarthLink
                                   Network Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

        2.3                --      Stock Option Agreement, dated September 22, 1999, between
                                   EarthLink Network, Inc. and MindSpring Enterprises, Inc.
                                   (incorporated by reference to Exhibit 2.3 of EarthLink
                                   Network Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

        2.4                --      Form of EarthLink Stockholder Agreement, dated September 22,
                                   1999, between certain stockholders and EarthLink Network,
                                   Inc. (incorporated by reference to Exhibit 2.4 of EarthLink
                                   Network, Inc.'s Form 8-K, dated September 22, 1999, File No.
                                   0-20799).

        2.5                --      Form of MindSpring Stockholder Agreement, dated September
                                   22, 1999, between certain stockholders and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit 2.5 of EarthLink Network, Inc.'s Form 8-K, dated September 22,
                                   1999, File No. 0-20799).

        2.6*               --      Preferred Stock Purchase Agreement, dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc.
                                   Limited.

        2.7*               --      Investor Rights Agreement dated January 4, 2000, between
                                   EarthLink Network, Inc. and Apple Computer, Inc. Limited.

        3.1*               --      Certificate of Incorporation of EarthLink, Inc.

        3.2*               --      Form of Amended and Restated Certificate of Incorporation of
                                   EarthLink, Inc.

        3.3*               --      By-laws of EarthLink, Inc.

        3.4*               --      Form of Certificate of Designation, Preferences and Rights
                                   of Series A Convertible Preferred Stock.

        3.5*               --      Form of Certificate of Designation, Preferences and Rights
                                   of Series B Convertible Preferred Stock and amendment
                                   thereto.

        3.6*               --      Form of Certificate of Designation, Preferences and Rights
                                   of Series C Convertible Preferred Stock.

       10.1                --      1995 Stock Option Plan and form of Stock Option Agreement
                                   (incorporated by reference to Exhibit 10.1 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

       10.2                --      Amended and Restated Stock Option Plan for Directors
                                   (incorporated by reference to Exhibit 10.2 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

       10.3                --      (a) Netscape Communications Corporation Internet Service
                                   Provider Navigator Distribution Agreement, dated May 31,
                                       1996, between EarthLink Network, Inc. and Netscape
                                       Communications Corporation (incorporated by reference to
                                       Exhibit 10.6 to EarthLink Network's Registration
                                       Statement on Form S-1--File No. 333-15781).

                                   (b) Amendment No. 1 to Netscape Communications Corporation
                                   Internet Service Provider Agreement (incorporated by
                                       reference to Exhibit 10.6(a) to EarthLink Network's
                                       Registration Statement on Form S-1--File No. 333-15781).

EXHIBIT                                                    DESCRIPTION
-------                            ------------------------------------------------------------
                                   (c) Amendment No. 2 to Netscape Communications Corporation
                                   Internet Service Provider Agreement (incorporated by
                                       reference to Exhibit 10.6(b) to EarthLink Network's
                                       Registration Statement on Form S-1--File No. 333-15781).

       10.4                --      (a) Network Services Agreement, dated May 31, 1996, between
                                   EarthLink Network, Inc. and UUNET Technologies, Inc.
                                       (incorporated by reference to Exhibit 10.7 to EarthLink
                                       Network's Registration Statement on Form S-1--File No.
                                       333-15781).

                                   (b) Addendum No. 1 to Network Services Agreement
                                   (incorporated by reference to Exhibit 10.7 (a) to EarthLink
                                       Network's Registration Statement on Form S-1--File No.
                                       333-15781).

       10.5                --      Software Distribution Agreement (MacTCP), dated October 2,
                                   1995, between EarthLink Network, Inc. and Apple Computer,
                                   Inc. (incorporated by reference to Exhibit 10.8 to EarthLink
                                   Network's Registration Statement on Form S-1--File No.
                                   333-15781).

       10.6                --      Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8(d) to EarthLink Network's
                                   Registration Statement on Form S-1--File No. 333-53063).

       10.7                --      Standard Industrial/Commercial Multi-Tenant Lease, dated
                                   December 1, 1995, between EarthLink Network, Inc. and Becton
                                   Dickinson and Company (incorporated by reference to Exhibit
                                   10.12 to EarthLink Network's Registration Statement on Form
                                   S-1--File No. 333-15781).

       10.8                --      Internet Wizard Sign-Up Agreement, between EarthLink
                                   Network, Inc. and Microsoft Corporation, dated August 16,
                                   1996 (incorporated by reference to Exhibit 10.19 to
                                   EarthLink Network's Registration Statement on Form S-1--File
                                   No. 333-15781).

       10.9                --      Network Access Agreement, between EarthLink Network, Inc.
                                   and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to
                                   Network Access Agreement (incorporated by reference to
                                   Exhibit 10.20 to EarthLink Network's Registration Statement
                                   on Form S-1--File No. 333-15781).

       10.10               --      (a) Office Lease by and between The Mutual Life Insurance
                                   Company of New York, and EarthLink Network, Inc., dated
                                       September 20, 1996 (incorporated by reference to Exhibit
                                       10.21 to EarthLink Network's Registration Statement on
                                       Form S-1--File No. 333-15781).

                                   (b) Third Amendment to the lease agreement between WHMNY
                                   Real Estate Limited Partnership and EarthLink Network, Inc.
                                       (incorporated by reference to Exhibit 10.1 to EarthLink
                                       Network's Form 10-Q filed on November 16, 1998--File No.
                                       0-20799).

       10.11               --      Amended and Restated Convertible Securities Vesting Plan
                                   (incorporated by reference to Exhibit 10.18 to EarthLink
                                   Network's Report on Form 10-K for the fiscal year ended
                                   December 31, 1997--File No. 0-20799).

       10.12               --      (a) Key Employee Compensation Continuation Plan
                                   (incorporated by reference to Exhibit 10.19 to EarthLink
                                       Network's Report on Form 10-K for the fiscal year ended
                                       December 31, 1997--File No. 0-20799).

                                   (b) Amendment to Key Employee Compensation Continuation Plan
                                   (incorporated by reference to Exhibit 10.19(a) to EarthLink
                                       Network's Report on Form 10-K for the fiscal year ended
                                       December 31, 1997--File No. 0-20799).

       10.13               --      Governance Agreement, dated as of February 10, 1998,
                                   (incorporated by reference to Exhibit 10.1 to EarthLink
                                   Network's Form 8-K filed on February 10, 1998--File No.
                                   0-20799).

EXHIBIT                                                    DESCRIPTION
-------                            ------------------------------------------------------------
       10.14               --      Credit Agreement, dated as of February 10, 1998, with Sprint
                                   Corporation as the Lender (incorporated by reference to
                                   Exhibit 10.3 to EarthLink Network's Form 8-K filed on
                                   February 10, 1998--File No. 0-20799).

       10.15               --      Registration Rights Agreement, dated as of February 10,
                                   1998, with Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 99.1 to
                                   EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

       10.16               --      Stockholders Agreement, dated as of February 10, 1998, among
                                   EarthLink Network, Inc., Sprint Corporation, Sprint
                                   Communications Company L.P., and the persons identified on
                                   Schedule 1 thereto (incorporated by reference to Exhibit
                                   99.2 to EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

       10.17               --      Agreement to Vote Stock, dated as of February 10, 1998,
                                   among the Granting Stockholders named on Schedule A thereto,
                                   Sprint Corporation and Sprint Communications Company L.P.
                                   (incorporated by reference to Exhibit 99.3 to EarthLink
                                   Network's Form 8-K filed on February 10, 1998--File No.
                                   0-20799).

       10.18               --      Agreement to Vote and Tender Stock, dated as of February 10,
                                   1998, among the Granting Stockholders named on Schedule A
                                   thereto, Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 99.4 to
                                   EarthLink Network's Form 8-K filed on February 10,
                                   1998--File No. 0-20799).

       10.19               --      Marketing and Distribution Agreement, dated as of February
                                   10, 1998, Sprint Corporation, and Sprint Communications
                                   Company L.P. (incorporated by reference to Exhibit 10.26 of
                                   EarthLink Network's Registration Statement on Form S-4 filed
                                   May 13, 1998, File No. 333-52507).

       10.20               --      Lease Agreement, between EarthLink Network Inc. and Prentiss
                                   Properties Natomas, L.P. (incorporated by reference to
                                   Exhibit 10.1 to EarthLink Network's Form 10-Q filed on
                                   September 30, 1999--File No. 0-20799).

       10.22               --      Lease Agreement, between Park West E-3 Associates and NETCOM
                                   On-Line Communication Services, Inc., dated February 23,
                                   1996 (incorporated by reference to Exhibit 10.2 to
                                   MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

       10.23               --      Credit Agreement, dated as of February 17, 1999 by and among
                                   MindSpring Enterprises, Inc., as Borrower, the Lenders
                                   referred to herein, First Union Capital Markets Corp., as
                                   Arranger and First Union National Bank, as Administrative
                                   Agent (incorporated by reference to Exhibit 10.1 to
                                   MindSpring's Form 8-K dated February 25, 1999--File No.
                                   0-27890).

       10.24               --      Guaranty and Collateral Agreement made by MindSpring
                                   Enterprises, Inc. and the other Grantors party hereto in
                                   favor of First Union National Bank, as Administrative Agent
                                   (incorporated by reference to Exhibit 10.2 to MindSpring's
                                   Form 8-K dated February 25, 1999--File No. 0-27890).

       10.25               --      First Amendment, Waiver and Consent Agreement, dated as of
                                   April 7, 1999, by and among MindSpring Enterprises, Inc.,
                                   certain Lenders identified therein, First Union Capital
                                   Markets Corp., as Arranger, and First Union National Bank,
                                   as Administrative Agent (incorporated by reference to
                                   Exhibit 10.1 to MindSpring's Form 8-K dated April 7,
                                   1999--File No. 0-27890).

       10.26               --      Lease Agreement, commencing on November 1, 1995, between
                                   West Peachtree Point Partners, L.P. and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit
                                   10(j) to MindSpring's Registration Statement on Form
                                   S-1--File No. 333-108).

EXHIBIT                                                    DESCRIPTION
-------                            ------------------------------------------------------------
       10.27               --      First Amendment dated February 6, 1996 to Lease Agreement
                                   dated November 1, 1995 between John Marshall Law School,
                                   Inc. (assignee of West Peachtree Point Partners, L.P.) and
                                   MindSpring Enterprises, Inc. (incorporated by reference to
                                   Exhibit 10(cc) to MindSpring's Registration Statement on
                                   Form S-1--File No. 333-108).

       10.28               --      MindSpring Enterprises, Inc. 1995 Stock Option Plan, as
                                   amended (incorporated by reference to Exhibit 10.7 to
                                   MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

       10.29               --      Form of Stock Option Agreement (incorporated by reference to
                                   Exhibit 10(v) to MindSpring's Registration Statement on Form
                                   S-1--File No. 333-108).

       10.30               --      MindSpring Enterprises, Inc. 1995 Directors Stock Option
                                   Plan, as amended (incorporated by reference to Exhibit 10.9 to MindSpring's Form 10-K for the fiscal year ended December
                                   31, 1998--File No. 0-27890).

       10.31               --      Form of Director Stock Option Agreement, as amended
                                   (incorporated by reference to Exhibit 10(x) to MindSpring's
                                   Registration Statement on Form S-1--File No. 333-108).

       10.32               --      Form of MindSpring Director or Officer Indemnity Agreement
                                   (incorporated by reference to Exhibit 10(dd) to MindSpring's
                                   Registration Statement on Form S-1--File No. 333-108).

       10.33               --      Master Services Agreement, dated July 15, 1996, between
                                   BellSouth Telecommunications, Inc. and MindSpring
                                   Enterprises, Inc. (incorporated by reference to Exhibit
                                   10(cc) to MindSpring's Form S-1--File No. 333-10779).

       10.34               --      Office Building Lease Agreement, commencing December 15,
                                   1997, between Pennsylvania Dental Service Corporation, a
                                   Pennsylvania corporation d/b/a Delta Dental of Pennsylvania, and MindSpring Enterprises, Inc. (incorporated by reference to Exhibit 10.13 to MindSpring's Form 10-K for the fiscal
                                   year ended December 31, 1998--File No. 0-27890).

       10.35               --      Lease Agreement effective as of January 1, 1997 by and
                                   between CMS Peachtree, L.P. and MindSpring Enterprises, Inc.
                                   (incorporated by reference to Exhibit 10(hh) to MindSpring's
                                   Form 10-K for the fiscal year ended December 31, 1996--File
                                   No. 0-27890).

       10.36               --      Amendment dated June 6, 1997 to Master Services Agreement, dated July 15, 1996, between BellSouth Telecommunications,
                                   Inc. and MindSpring Enterprises, Inc. (incorporated by
                                   reference to Exhibit 10.1 to MindSpring's Form 10-Q for the quarter ended June 30, 1997--File No. 0-27890).

       10.37               --      Special Service Arrangement Agreement, dated June 1997,
                                   between BellSouth Telecommunications, Inc. and MindSpring
                                   Enterprises, Inc. (a substantially identical contract has
                                   been executed for each of Alabama, Florida, Kentucky, North
                                   Carolina, South Carolina and Tennessee) (incorporated by
                                   reference to Exhibit 10.2 to MindSpring's Form 10-Q for the quarter ended June 30, 1997--File No. 0-27890).

       10.38*              --      Lease Agreement dated November 16, 1999, between Kingston
                                   Atlanta Partners, L.P. and MindSpring Enterprises, Inc.

       10.39*              --      First Amendment to Lease, dated October 1, 1999, between
                                   Park West E-3 Associates and NETCOM On-line Communication
                                   Services, Inc.

       10.40*              --      Lease Agreement, dated June 30, 1998, between Ryan Southbank
                                   II, L.L.C. and MindSpring Enterprises, Inc.

       10.41*              --      Sublease, dated September 14, 1999, between International
                                   Business Machines Corporation and MindSpring
                                   Enterprises, Inc.

EXHIBIT                                                    DESCRIPTION
-------                            ------------------------------------------------------------
       10.42*              --      Fourth Amendment dated June 24, 1998, to Lease Agreement
                                   dated August 11, 1995 by and among 1430 L.L.C. and
                                   MindSpring Enterprises, Inc.

       10.43*              --      Fifth Amendment dated October 26, 1999 to Lease Agreement
                                   dated August 11, 1995 by and among 1430 L.L.C. and
                                   MindSpring Enterprises, Inc.

       10.44*              --      Amendment dated December 20, 1999, to Office Building Lease
                                   Agreement dated December 15, 1997, between Pennsylvania
                                   Dental Service Corporation and MindSpring Enterprises, Inc.

       10.45*              --      EarthLink Centre Standard Modified Gross Office Lease, dated
                                   October 5, 1999, by and between Limar Realty Corp. #6 and
                                   Earthlink Network, Inc.

       27.1                --      Financial Data Schedule