Form 10-Q
period 2000-03-31
EARTHLINK INC
filed 2000-05-15
CIK 1102541

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-15605

                                 EARTHLINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    58-2511877
     (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

           1430 WEST PEACHTREE ST., SUITE 400, ATLANTA, GEORGIA 30309 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (404) 815-0770
                  (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---


      There were 118,174,099 shares of Common Stock outstanding as of March 31, 2000.



================================================================================

                                 EARTHLINK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements and Supplementary Data.........................  1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 14


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders................. 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 EARTHLINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                                          DECEMBER 31, 1999         MARCH 31, 2000
                                                                        --------------------      -------------------
                                                                              (AUDITED)               (UNAUDITED)
                                                                                       (in thousands)
Current assets:
     Cash and cash equivalents                                                   $   685,753             $   891,342
     Accounts receivable, net                                                         16,367                  19,085
     Prepaid expenses                                                                 19,596                  11,699
     Other assets                                                                     13,672                  16,970
                                                                        --------------------      -------------------
          Total current assets                                                       735,388                 939,096
Investments in other companies                                                         4,400                  10,400
Other long-term assets                                                                12,536                   1,198
Property and equipment, net                                                          151,435                 166,080
Intangibles, net                                                                     205,388                 181,858
                                                                        --------------------      -------------------
                                                                                 $ 1,109,147             $ 1,298,632
                                                                        ====================      ===================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                      $    47,074             $    29,726
     Accrued payroll and related expenses                                             15,850                  11,189
     Other accounts payable and accrued liabilities                                   58,947                 101,227
     Current portion of capital lease obligations                                     11,724                   8,823
     Convertible notes (Note 9)                                                      179,975                 179,975
     Deferred revenue                                                                 28,732                  31,171
                                                                        --------------------      -------------------
          Total current liabilities                                                  342,302                 362,111

Long-term debt
     Long-term portion of capital lease obligations                                    8,392                   8,203
                                                                        --------------------      -------------------
          Total liabilities                                                          350,694                 370,314

Stockholders' equity:
     Preferred stock                                                                      76                     167
     Common stock                                                                      1,169                   1,182
     Additional paid-in capital                                                    1,085,109               1,366,744
     Warrants to purchase common stock                                                   477                     448
     Accumulated deficit                                                            (328,378)               (440,223)
                                                                        --------------------      -------------------
          Total stockholders' equity                                                 758,453                 928,318
                                                                        --------------------      -------------------
                                                                                 $ 1,109,147             $ 1,298,632
                                                                        ====================      ===================

The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                    -------------------------------------------
                                                                                          1999                     2000
                                                                                    ------------------      -------------------
                                                                                                   (UNAUDITED)
                                                                                      (in thousands, except per share data)
Narrowband access                                                                           $ 114,804               $  185,455
Web hosting                                                                                     9,217                   16,300
Broadband access                                                                                3,493                    8,974
Content, commerce and advertising                                                               2,357                    8,976
                                                                                    ------------------      -------------------
       Total revenues                                                                         129,871                  219,705

Cost of revenues                                                                               50,992                   77,548
Sales and marketing                                                                            31,122                  118,967
Operations and member support                                                                  34,702                   62,828
General and administrative                                                                     13,681                   20,979
Merger and restructuring charges (Note 5)                                                           -                   33,967
Acquisition-related costs (Note 6)                                                             30,996                   23,663
                                                                                                            -------------------
                                                                                    ------------------      -------------------
       Total operating costs and expenses                                                     161,493                  337,952
                                                                                    ------------------      -------------------

Loss from operations                                                                          (31,622)                (118,247)
Interest income                                                                                 5,077                   12,477
Interest expense                                                                               (1,212)                  (2,744)
                                                                                    ------------------      -------------------
       Net loss                                                                               (27,757)                (108,514)
Deductions for accretion dividends (Note 7)                                                 $  (3,646)                  (3,331)
                                                                                    ------------------      -------------------
Net loss attributable to common stockholders                                                $ (31,403)              $ (111,845)
                                                                                    ==================      ===================

Basic and diluted net loss per share (Note 4)                                               $   (0.29)              $    (0.95)
                                                                                    ==================      ===================

Weighted average common shares outstanding                                                    107,902                  117,426
                                                                                    ==================      ===================

The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                     ----------------------------------------
                                                                                            1999                 2000
                                                                                     -------------------  -------------------
                                                                                                   (UNAUDITED)
                                                                                                  (in thousands)
Cash flows from operating activities:
     Net loss                                                                                 $ (27,757)          $ (108,514)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities, net of effect from
       acquisition:
       Depreciation and amortization                                                             39,148               29,822
       Increase in accounts receivable, net                                                        (889)              (2,718)
       (Increase) decrease in prepaid expenses and other assets                                  (4,726)              15,937
       Increase in accounts payable and accrued liabilities                                      21,306               20,271
       Increase in deferred revenue                                                               5,742               (2,439)
                                                                                     -------------------  -------------------
Net cash provided by (used in) operating activities                                           $  32,824           $  (42,763)
                                                                                     -------------------  -------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                        (25,804)             (20,936)
     Purchases of member bases                                                                 (225,409)
     Investments in other companies                                                                                   (6,000)
                                                                                     -------------------  -------------------
         Net cash used in investing activities                                                 (251,213)             (26,936)
                                                                                     -------------------  -------------------

Cash flows from financing activities:
     Proceeds from capital lease obligations                                                        470                  151
     Principal payments under capital lease obligations                                          (3,191)              (3,241)
     Proceeds from line of credit                                                                78,064
     Proceeds from public stock offerings                                                       183,098
     Proceeds from sale of common stock                                                                               19,252
     Proceeds from issuance of redeemable preferred stock                                        42,622              257,097
     Proceeds from liquidation of stock subscription receivable                                   1,041
     Proceeds from stock options and warrants exercised                                           2,448                2,029
                                                                                     -------------------  -------------------
         Net cash provided by financing activities                                              304,552              275,288
                                                                                     -------------------  -------------------

Net increase in cash and cash equivalents                                                        86,163              205,589
Cash and cash equivalents, beginning of period                                                  308,607              685,753
                                                                                     -------------------  -------------------
Cash and cash equivalents, end of period                                                      $ 394,770           $  891,342
                                                                                     ===================  ===================




Supplemental Non-cash Disclosures:
     Stock issued in conjunction with acquisition                                             $  30,000           $        -
                                                                                     ===================  ===================
     Non-cash adjustments related to accretion dividends                                      $   3,646           $    3,331
                                                                                     ===================  ===================


The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

         EarthLink, Inc., (collectively, "EarthLink" or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. EarthLink was formed in February 2000 as a result of the merger of EarthLink Network, Inc ("EarthLink Network") and MindSpring Enterprises, Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests". By combining the two companies, we formed the second largest Internet service provider in the United States.

2.   BASIS OF PRESENTATION

         The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations Inc., for the three month periods ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited supplemental financial statements as of December 31, 1999 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. The condensed consolidated financial statements have been prepared to give retroactive effect to the merger, in February 2000, of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. Separate results of the combined entities for the three months ended March 31, 1999 were as follows:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1999
                                                            --------------
                                                       (In thousands, unaudited)
Revenue:
       EarthLink Network                                      $  68,243
       MindSpring                                                61,628
                                                             ==============
                                                              $ 129,871
                                                             ==============

Net loss attributable to common shareholders:
       EarthLink                                              $ (25,889)
       MindSpring                                                (3,304)
       Adjustment to reflect establishment of tax
         valuation allowance                                     (2,210)
                                                             ==============
                                                              $ (31,403)
                                                             ==============



         These financial statements should be read in conjunction with the audited supplemental financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 2000 and the results of operations and of cash flows for the three month period ended March 31, 2000. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   RECLASSIFICATIONS AND CONVERSIONS

         Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

         Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent security of the new Company and each outstanding share of MindSpring securities was exchanged for one share of the securities of the new Company. Other outstanding securities of the companies were converted on the same basis. The accompanying financial statements have also been retroactively adjusted to give effect to the two-for-one stock split effected by MindSpring in June 1999. The effect of these conversions is reflected in the earnings per share of EarthLink, Inc.

4.  NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

5.   MERGER AND RESTRUCTURING CHARGES

         During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. The following table summarizes the activity in the accruals during the three months ended March 31, 2000. The balance of the merger and restructuring accrual at March 31, 2000 is included in accrued expenses on the condensed consolidated balance sheet and is expected to be paid within 12 months.

                                                              MERGER AND                                      BALANCE AT
                                                             RESTRUCTURING        NON CASH                     MARCH 31,
                                                               CHARGES             ITEMS         PAYMENTS           2000
                                                             -------------        --------       --------      ----------
                                                                                       (in thousands)
Investment banking fees                                       $   16,411                         $ (5,921)      $10,490
Printing, filing, mailing and proxy solicitation, legal,
 accounting and advisory fees                                      6,118                           (5,477)          641
Acceleration of unamortized costs associated with:
 line of credit and convertible debt                               6,792           $(6,792)
Severance costs and accelerated compensation expense               2,716            (1,076)          (300)        1,340
Other                                                              1,930                           (1,835)           95
                                                             -------------         ---------      ---------     ----------
                                                              $   33,967           $(7,868)      $(13,533)      $12,566
                                                             =============         =========      =========     ==========

6.   ACQUISITION-RELATED COSTS

         Acquisition related charges primarily represent amortization related to the acquisition of the Sprint Internet Passport business in June 1998, the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., ("Spry"), in October 1998 and the acquisition of the United States Internet services business of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999. Intangible assets acquired in connection with the Sprint Transaction are being amortized on a straight-line basis over the estimated useful lives. The member base and goodwill, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry and NETCOM are being amortized over three years.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

         Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustment of $3.3 million recorded during the three months ended March 31, 2000 represents a liquidation dividend of $2.3 million based on a 3% dividend and the accretion of a $1.0 million dividend related to the beneficial conversion feature of the convertible preferred stock.

8.   COMMON AND CONVERTIBLE PREFERRED STOCK ISSUED

         In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple Computer, Inc ("Apple") in the U.S. Under the terms of the partnership, EarthLink will become the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh(R) computers sold in the U.S. Under this arrangement EarthLink will pay Apple one time fees for new subscribers on the Apple platform. In addition, Apple purchased 7,083,333 shares of Series C convertible preferred stock for $200 million and appointed a member to the EarthLink Board of Directors in accordance with Apple's rights under the agreement.

         In February 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the aforementioned purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $77 million.

9.   SUBSEQUENT EVENTS

         As discussed in the Company's Annual Report, the merger of EarthLink Network and MindSpring constituted a change in control as defined in the Indenture Agreement of MindSpring's 5 percent Convertible Subordinated Notes. Holders of the notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5 percent Convertible Subordinated Notes. On March 31, 2000 approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million including interest was paid in April 2000 $183.4 million.

         In May 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint agreed to purchase approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint will be approximately $431.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain events to occur, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report. See "Forward Looking Statements."

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

EarthLink, Inc is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 as a result of the merger of EarthLink Network Inc ("EarthLink Network") and MindSpring Enterprises Inc., ("MindSpring"). By combining the two companies we formed the second largest Internet service provider in the United States. We expect to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. We will also be able to take advantage of the complimentary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its member growth rate.

Our member base grew from approximately 3.1 million paying members as of December 31, 1999 to approximately 3.5 million paying members as of March 31, 2000. Our organic growth is a product of our efforts to enhance our members' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior member service and technical support, and (3) member education and support. As a result, we believe we have a high member retention rate for our industry.

The Company continues to pursue revenue growth in four key business areas:

    - NARROWBAND ACCESS REVENUES which consist of monthly fees charged to members for dial up Internet access;

    - WEB HOSTING REVENUES which we earn principally in the form of monthly fees for providing web hosting services to companies and individuals wishing to have a web or e-Commerce presence

    - BROADBAND ACCESS REVENUES which consist of fees charged for high-speed, high capacity access services including cable, dedicated circuits and Digital Subscriber Lines, ("DSL"); and

    - CONTENT, COMMERCE AND ADVERTISING REVENUES which primarily represent revenues from Premier Partnerships. Premier Partnerships are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are received in a variety of forms, including: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; and (iii) payments for ads in our various on-line properties and our bi-monthly magazine bLink.

In January 2000, we entered into a strategic alliance with Apple Computer, Inc., ("Apple") which we expect to help accelerate our member growth. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:


                                                                   Three Months Ended              Three Months Ended
                                                                      March 31, 1999                  March 31, 2000
                                                                   ---------------------          ---------------------
                                                                                  % of                           % of
                                                                     (000's)     Revenue           (000's)     Revenue
                                                                   -----------  ---------         ---------    --------
                                                                                        (Unaudited)
Statement of Operations Data:
Revenues:
    Narrowband access                                                $ 114,804         88         $ 185,455          85
    Web Hosting                                                          9,217          7            16,300           7
    Broadband access                                                     3,493          3             8,974           4
    Content, commerce and advertising                                    2,357          2             8,976           4
                                                                   -----------  ---------         ---------  -----------
        Total revenues                                                 129,871        100           219,705         100
                                                                   -----------  ---------         ---------  -----------

Operating costs and expenses:
    Cost of revenues                                                    50,992         39            77,548          35
    Sales and marketing                                                 31,122         24           118,967          54
    Operations and member support                                       34,702         27            62,828          29
    General and administrative                                          13,681         10            20,979          10
    Merger and restructuring charges (1)                                     -          -            33,967          15
    Acquisition-related costs (2)                                       30,996         24            23,663          11
                                                                   -----------  ---------         ---------  -----------
        Total operating costs and expenses                             161,493        124           337,952         154
                                                                   -----------  ---------         ---------  -----------

Loss from operations                                                   (31,622)       (24)         (118,247)        (54)
Interest income                                                          5,077          4            12,477           6
Interest expense                                                        (1,212)        (1)           (2,744)         (1)
                                                                   -----------  ---------         ---------  -----------

        Net loss                                                       (27,757)       (21)         (108,514)        (49)
Deductions for accretion dividends                                      (3,646)        (3)           (3,331)         (2)
                                                                   -----------  ---------         ---------  -----------
Net loss attributable to common stockholders                         $ (31,403)       (24)       $ (111,845)        (51)
                                                                   ===========  =========         =========  ===========

-----------------
(1) These cost were primarily attribute to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and noncash accelerated compensation expense resulting from the merger.


(2) Represents acquisition and amortization related expenses for the periods ended March 31, 1999 and 2000 resulting from the following:

         a. the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., ("Spry"), in October 1998.

         b. the acquisition of the United States Internet services business of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999.

         c. the acquisition of the Sprint Internet Passport business in June
            1998.

         NARROWBAND ACCESS REVENUES

         Narrowband access revenues consist of monthly fees charged to members for dial up Internet access. EarthLink's narrowband revenues increased from $114.8 million during the three months ended March 31, 1999 to $185.5 million during the three months ended March 31, 2000, a 62 percent increase. The substantial growth in narrowband revenues was primarily due to an increase in the Company's narrowband member base from 2.2 million at March 31, 1999 to 3.3 million at March 31, 2000. The growth in our member base was primarily due to our efforts in sales and marketing. Approximately 408,000 members were acquired from NETCOM in February 1999.

         WEB HOSTING REVENUES

         Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. EarthLink's Web hosting revenues increased from $9.2 million during the three months ended March 31, 1999 to $16.3 million during the three months ended March 31, 2000, a 77 percent increase. As of March 31, 2000, the Company hosted 121,000 Web sites compared to 68,000 as of March 31, 1999, a 78 percent increase.

         BROADBAND ACCESS REVENUES

         Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, dedicated circuits and DSL services. EarthLink's broadband revenues increased from $3.5 million during the three months ended March 31, 1999 to $9.0 million during the three months ended March 31, 2000, a 157 percent increase. The substantial growth in broadband revenues was primarily due to an increase in the Company's broadband member base from 9,400 at March 31, 1999 to 45,000 at March 31, 2000. We serviced 21 broadband markets nationwide as of March 31, 2000.

         CONTENT, COMMERCE AND ADVERTISING REVENUES

         Content, commerce and advertising revenues primarily represent revenues from Premier Partnerships. Premier Partnerships are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are received in a variety of forms, including: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; and (iii) payments for ads in our various on-line properties and our bi-monthly magazine bLink. Content, commerce and advertising revenues increased from $2.4 million during the three months ended March 31, 1999 to $9.0 million during the three months ended March 31, 2000, a 275 percent increase. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties.

         COST OF REVENUES

         Cost of revenues increased from $51.0 million during the three months ended March 31, 1999 to $77.6 million during the three months ended March 31, 2000, primarily due to the increase in our member base. However, cost of revenues as a percentage of revenues decreased from 39% to 35%. This percentage decrease is attributable to: (a) more effective management of our network, (b) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing expenses increased 283% from $31.1 million during the three months ended March 31, 1999 to $119.0 million during the three months ended March 31, 2000. The increase was primarily due to the costs of growing our member base from 2.3 million at March 31, 1999 to 3.5 million at March 31, 2000 and is in accordance with management's increased emphasis on organic growth and increasing market share through marketing strategies. This increased emphasis includes the implementation of an ambitious advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of members are generally expensed as incurred.

         OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems and network operations. Operations and member support expenses increased from $34.7 million or 27% of revenues during the three months ended March 31, 1999 to $62.8 million or 29% of revenues for the three months ended March 31, 2000. These increases reflect (1) the increase in members from
2.3 million at March 31, 1999 to 3.5 million at March 31, 2000, (2) the opening of additional call centers in 1999 and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support capabilities.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the finance, legal and human resources departments, outside professional services, and payment processing, collections and bad debt expenses. General and administrative expenses increased 53% from $13.7 million during the three months ended March 31, 1999 to $21.0 million during the three months ended March 31, 2000. The increase was primarily due to increases in salaries and wages, depreciation, credit card processing fees, and bad debt. The rise in salaries and wages was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our member base. The Company incurred additional integration costs that have not been identified as merger and restructuring charges because they have a future benefit to the Company. Integration costs include travel and lodging, employee events, and fees paid to consultants and attorneys.

         MERGER AND RESTRUCTURING CHARGES

         During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. The following table summarizes the activity in the accruals during the three months ended March 31, 2000. The balance of the merger and restructuring accrual at March 31, 2000 is included in accrued expenses on the condensed consolidated balance sheet and is expected to be paid within 12 months.

                                                              MERGER AND                                      BALANCE AT
                                                             RESTRUCTURING        NON CASH                     MARCH 31,
                                                               CHARGES             ITEMS         PAYMENTS           2000
                                                             -------------        --------       --------      ----------
                                                                                       (in thousands)
Investment banking fees                                       $   16,411                         $ (5,921)      $10,490
Printing, filing, mailing and proxy solicitation, legal,
 accounting and advisory fees                                      6,118                           (5,477)          641
Acceleration of unamortized costs associated with:
 line of credit and convertible debt                               6,792           $(6,792)
Severance costs and accelerated compensation expense               2,716            (1,076)          (300)        1,340
Other                                                              1,930                           (1,835)           95
                                                             -------------         ---------      ---------     ----------
                                                              $   33,967           $(7,868)      $(13,533)      $12,566
                                                             =============         =========      =========     ==========

         ACQUISITION RELATED COSTS

         Intangible assets acquired in connection with the Sprint Transaction are being amortized on a straight-line basis over their estimated useful lives. The member base and goodwill, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry and NETCOM are being amortized over three years.

The decrease in acquisition related costs from $31.0 million during the three months ended March 31, 1999 to $23.7 million during the three months ended March 31, 2000 is primarily due to the fact that the customer base and the goodwill acquired in connection with the sprint transaction were fully amortized by December 31, 1999.

         INTEREST INCOME AND EXPENSE

         Interest income increased from $5.1 million during the three months ended March 31, 1999 to $12.5 million during the three months ended March 31, 2000. The increase was primarily due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the company made by Apple and Sprint during the first quarter of 2000. Interest expense increased from $1.2 million during the three months ended March 31, 1999 to $2.7 million during the three months ended March 31, 2000 due to borrowings of $179.9 million in 5% convertible subordinated notes that were issued in the second quarter of 1999 and outstanding during the first quarter of 2000. This increase in interest expense was partially offset by the aging of capital lease obligations and a general reduction in interest rates paid on capital leases entered into during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities provided approximately $32.8 million and used approximately $42.8 million during the three months ended March 31, 1999 and March 31, 2000, respectively. The Company's net losses of $27.8 million and $108.5 million were the primary components of cash used in operating activities during the three months ended March 31, 1999 and March 31, 2000, respectively. During the three months ended March 31, 1999 the Company's net losses were offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $39.1 million and
(ii) an increase accounts payable and accrued expenses of $21.3 million particularly related to merger costs. During the three months ended March 31, 2000 the Company's net losses were partially offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $29.8 million (ii) an increase accounts payable and accrued expenses of $20.3 million, and (iii) a decrease in accounts receivable and other assets of $13.2 million.

         Our investing activities, used cash of approximately $251.2 million, and $26.9 million during the three months ended March 31, 1999 and March 31, 2000, respectively. In February 1999 we acquired the member base of NETCOM and approximately $13.2 million capital equipment for consideration of $245 million, consisting of $215 million in cash and $30 million in common stock, (752,232 shares, at a price per share of $39.88). Capital equipment purchases were $25.8 million and $20.9 million during the three month periods ended March 31, 1999 and March 31, 2000, respectively. During the three months ended March 31, 2000 the Company invested $6.0 million in eCompanies Venture Group, LP.

         Our financing activities provided approximately $304.6 million and $275.3 million in cash during the three months ended March 31, 1999 and March 31, 2000, respectively. In January 1999, the Company completed a follow-on public offering of 3.9 million shares of its common stock at $45.59 per share. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 1.2 million shares of which 310,000 shares were common stock and 932,000 shares were Series B convertible preferred stock (having the same rights and preferences as the Series A Convertible Preferred Stock already held by Sprint). Net proceeds from the sale of common stock were $183.1 million. Net proceeds from the sale of Series B convertible preferred stock to Sprint were approximately $42.6 million. In February 1999 the Company borrowed approximately $80 million under a secured revolving credit facility for the purpose of funding the acquisition of the NETCOM member base. In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased
7.1 million shares of EarthLink's series C convertible preferred stock for $200 million. In February 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the aforementioned purchase of shares by Apple Computer Corporation. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $77 million.

On March 31, 2000, we had approximately $891.3 million in cash and cash equivalents. On March 31, 2000 approximately $179.1 million of the $180.0 million aggregate principal amount of notes outstanding were tendered to the Company for repurchase. In April 2000, the Company paid $183.4 million including interest on this repurchase. In May 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint agreed to purchase approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint will be approximately $431.5 million. We believe our available cash is sufficient to meet our operating expenses and capital requirements for more than the next 12 months. We also have a $50 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 5, 2001 at an interest rate of 6% per annum. We have not borrowed any funds under this credit arrangement with Sprint and do not anticipate any such borrowings. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing other than the line of credit from Sprint, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

FORWARD LOOKING STATEMENTS

         As the second largest Internet service provider in the United States, the Company intends to grow its business aggressively in order to widen its lead over other Internet service providers and to narrow the gap between itself and the number one ISP. Consistent with this intent, the Company expects to end the year 2000 with approximately 4.5 million paying subscribers and approximately $1 billion in revenues, although there can be no assurances that we will achieve either or both of such levels this year. Consistent with these aggressive growth objectives, the Company will invest significantly in sales and marketing. Accordingly, the Company expects to continue operating at a loss during 2000, with a net loss before transaction costs (acquisition-related costs and merger and restructuring charges) in the range of a negative $170 million to $215 million.

         The preceding paragraph, Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its member base, (3) that the Sprint and/or the Apple alliance may not be as beneficial to the Company as management anticipates, (4) churn may not improve to expected levels, (5) the expected rate of growth in advertising, content and commerce may not be achieved, (6) the Company may not adequately respond to technological developments impacting the Internet, (7) that needed financing may not be available to the Company if and as needed, (8) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (9) that a significant reversal in the trend toward increased usage of the Internet may occur, (10) that a drastic negative change in the market conditions may occur, and (11) that some other unforeseen difficulties may occur. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in recent SEC filings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.    The following exhibits are filed as part of this report:

    EXHIBIT NO.  DESCRIPTION
    -----------  ------------
      27.1       Financial Data Schedule


(b) Reports on Form 8-K.

         On February 16, 2000 the Company filed a Current Report on form 8-K to report the consummation of the Merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises ("MindSpring") into a newly created company, (the "Merger"). On September 22, 1999, EarthLink Network and MindSpring. entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), as previously reported in the Current Report on Form 8-K filed by EarthLink on September 30, 1999. The Merger Agreement and the transactions contemplated thereby were approved by EarthLink Network and MindSpring stockholders at their respective stockholder meetings on February 4, 2000, and the merger of EarthLink Network and MindSpring into the newly created company was consummated on such date pursuant to the Merger Agreement. Upon the closing of the Merger, the new company was renamed "EarthLink, Inc." As a result of the Merger, EarthLink, Inc. is the successor registrant to EarthLink Network, Inc. and MindSpring Enterprises, Inc., and shall for all purposes be considered the successor registrant to such companies under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including without limitation for use of Form S-3 Registration Statements.

     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EARTHLINK, INC.



Date:    MAY 15, 2000                     /s/ CHARLES G. BETTY
     -----------------------              -----------------------------------
                                          Charles G. Betty, Chief Executive
                                          Officer



Date:    MAY 15, 2000                     /s/ LEE ADREAN
     -----------------------              -----------------------------------
                                          Lee Adrean, Executive Vice
                                          President - Finance and
                                          Administration and
                                          Chief Financial Officer
                                          (principal financial officer)


Date:    MAY 15, 2000                     /s/ D. CARY SMITH
     ----------------------               -----------------------------------
                                          D. Cary Smith, Corporate Controller
                                          (chief accounting officer)