Form 10-Q
period 2000-06-30
EARTHLINK INC
filed 2000-08-14
CIK 1102541

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-15605

                                 EARTHLINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                      58-2511877
(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

         1430 WEST PEACHTREE ST. N.W., SUITE 400, ATLANTA, GEORGIA 30309
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (404) 815-0770
                  (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


 There were 124,933,663 shares of Common Stock outstanding as of June 30, 2000.



================================================================================

                                 EARTHLINK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I


Item 1.  Financial Statements and Supplementary Data...................................................  1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................... 9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................... 16


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders............................................17

Item 6.  Exhibits and Reports on Form 8-K...............................................................17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 EARTHLINK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                       DECEMBER 31, 1999                         JUNE 30, 2000
                                                                     --------------------                    --------------------
                                                                                                                  (UNAUDITED)
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                       $            685,753                    $          1,069,114
     Accounts receivable, net                                                      16,367                                  29,034
     Prepaid expenses                                                              19,596                                  19,214
     Other assets                                                                  13,672                                  16,280
                                                                     --------------------                    --------------------
                                                                     --------------------                    --------------------
          Total current assets                                                    735,388                               1,133,642
Investments in other companies                                                      4,400                                  11,500
Other long-term assets                                                             12,536                                   1,089
Property and equipment, net                                                       151,435                                 193,032
Intangibles, net                                                                  205,388                                 177,543
                                                                     --------------------                    --------------------
                                                                     $          1,109,147                    $          1,516,806
                                                                     ====================                    ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                          $             47,074                    $             28,997
     Accrued payroll and related expenses                                          15,850                                  13,347
     Other accounts payable and accrued liabilities                                58,947                                 129,030
     Current portion of capital lease obligations                                  11,724                                   9,503
     Convertible notes                                                            179,975                                    --
     Deferred revenue                                                              28,732                                  33,082
                                                                     --------------------                    --------------------
          Total current liabilities                                               342,302                                 213,959

Long-term debt
     Long-term portion of capital lease obligations                                 8,392                                   5,672
                                                                     --------------------                    --------------------
          Total liabilities                                                       350,694                                 219,631

Stockholders' equity:
     Preferred stock                                                                   76                                     368
     Common stock                                                                   1,169                                   1,250
     Additional paid-in capital                                                 1,085,109                               1,807,116
     Warrants to purchase common stock                                                477                                     448
     Accumulated deficit                                                         (328,378)                               (503,893)
     Common stock in treasury, at cost                                               --                                    (8,114)
                                                                     --------------------                    --------------------
          Total stockholders' equity                                              758,453                               1,297,175
                                                                     --------------------                    --------------------
                                                                     $          1,109,147                    $          1,516,806
                                                                     ====================                    ====================

   The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                 --------------------------------        --------------------------------
                                                     1999                2000                1999                2000
                                                 ------------        ------------        ------------        ------------
                                                                                    (UNAUDITED)
                                                                       (in thousands, except per share data)
Narrowband access                                $    142,898        $    196,300        $    257,702        $    381,755
Web hosting                                            11,431              15,962              20,648              32,262
Broadband access                                        6,241              10,361               9,734              19,335
Content, commerce and advertising                       3,094               8,238               5,451              17,214
                                                 ------------        ------------        ------------        ------------
       Total revenues                                 163,664             230,861             293,535             450,566

Cost of revenues                                       63,852              85,255             114,844             162,803
Sales and marketing                                    39,490              95,906              70,612             214,873
Operations and member support                          44,179              75,923              78,881             138,751
General and administrative                             15,945              22,642              29,626              43,621
Merger and restructuring charges (Note 6)                --                  --                  --                33,967
Acquisition-related costs (Note 7)                     41,393              24,203              72,389              47,866
                                                 ------------        ------------        ------------        ------------
       Total operating costs and expenses             204,859             303,929             366,352             641,881
                                                 ------------        ------------        ------------        ------------

Loss from operations                                  (41,195)            (73,068)            (72,817)           (191,315)
Interest income                                         8,338              14,077              13,416              26,554
Interest expense                                       (3,201)               (399)             (4,414)             (3,143)
                                                                     ------------        ------------        ------------
       Net loss                                       (36,058)            (59,390)            (63,815)           (167,904)
Deductions for accretion dividends (Note 8)            (3,627)             (4,280)             (7,273)             (7,611)
                                                 ============        ============        ============        ============
Net loss attributable to common stockholders     $    (39,685)       $    (63,670)       $    (71,088)       $   (175,515)
                                                 ============        ============        ============        ============

Basic and diluted net loss per share (Note 4)    $      (0.35)       $      (0.52)       $      (0.64)       $      (1.46)
                                                 ============        ============        ============        ============

Weighted average common shares outstanding            114,258             122,851             111,077             120,128
                                                 ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements

                            EARTHLINK, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                          ---------------------------   ---------------------------
                                                                             1999            2000           1999           2000
                                                                          ------------   ------------   ------------   ------------
                                                                                                 (UNAUDITED)
                                                                                                (in thousands)
Cash flows from operating activities:
     Net loss                                                             $    (36,058)  $    (59,390)  $    (63,815)  $   (167,904)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities, net of effect from acquisition:
         Depreciation and amortization                                          51,117         40,402         90,265         77,154
         Loss on sale of equipment                                                  66           --               66           --
         Increase in accounts receivable, net                                   (5,635)        (9,949)        (6,524)       (12,667)
         (Increase) decrease in prepaid expenses and other assets               (8,023)        (6,716)       (12,749)         9,221
         Increase in accounts payable and accrued liabilities                    3,624         19,308         24,930         39,579
         Increase in deferred revenue                                              928          1,911          6,670          4,350
                                                                          ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities                              6,019        (14,434)        38,843        (50,267)
                                                                          ------------   ------------   ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                                       (22,574)       (43,145)       (48,378)       (70,874)
     Proceeds from sale of equipment                                               221           --              221           --
     Purchases of member bases                                                    (920)        (9,970)      (226,329)       (10,108)
     Investments in other companies                                               --           (1,100)          --           (7,100)
                                                                          ------------   ------------   ------------   ------------
         Net cash used in investing activities                                 (23,273)       (54,215)      (274,486)       (88,082)
                                                                          ------------   ------------   ------------   ------------

Cash flows from financing activities:
     Proceeds from capital lease obligations                                     7,292            342          7,762            493
     Principal payments under capital lease obligations                         (3,589)        (2,193)        (6,780)        (5,434)
     Proceeds from issuance of notes payable                                   174,005           --          174,005           --
     Repayment of notes payable                                                   --         (179,975)          --         (179,975)
     Proceeds from line of credit                                                 --             --           78,064           --
     Repayment of line of credit                                               (80,000)          --          (80,000)          --
     Proceeds from sale of common stock                                        263,913        107,974        447,011        127,226
     Proceeds from issuance of redeemable preferred stock                         --          323,707         42,622        580,805
     Proceeds from liquidation of stock subscription receivable                   --             --            1,041           --
     Repurchase of common shares                                                  --           (8,114)          --           (8,114)
     Proceeds from stock options and warrants exercised                          1,262          4,680          3,710          6,709
                                                                          ------------   ------------   ------------   ------------
         Net cash provided by financing activities                             362,883        246,421        667,435        521,710
                                                                          ------------   ------------   ------------   ------------

Net increase in cash and cash equivalents                                      345,629        177,772        431,792        383,361
Cash and cash equivalents, beginning of period                                 394,770        891,342        308,607        685,753
                                                                          ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                                  $    740,399   $  1,069,114   $    740,399   $  1,069,114
                                                                          ============   ============   ============   ============


Supplemental Non-cash Disclosures:
     Stock issued in conjunction with acquisition                         $       --     $       --     $     30,000   $       --
                                                                          ============   ============   ============   ============
     Non-cash adjustments related to accretion dividends                  $      3,627   $      4,280   $      7,276   $      7,611
                                                                          ============   ============   ============   ============


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

2. BASIS OF PRESENTATION

         The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations Inc., for the three and six month periods ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited supplemental financial statements as of December 31, 1999 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. As discussed previously, the condensed consolidated financial statements have been prepared to give retroactive effect to the merger, in February 2000, of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. Separate results of the combined entities for the three and six month periods ended June 30, 1999 were as follows:


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30, 1999           JUNE 30, 1999
                                                           ----------------        ----------------
                                                                  (In thousands, unaudited)
Revenue:
     EarthLink Network                                     $         78,000        $        146,243
     MindSpring                                                      85,664                 147,292
                                                           ----------------        ----------------
                                                           $        163,664        $        293,535
                                                           ================        ================

Net income (loss) attributable to common shareholders:
     EarthLink Network                                     $        (28,174)       $        (54,063)
     MindSpring                                                      (7,081)                (10,385)
     Adjustment to reflect establishment of tax
       valuation allowance                                           (4,430)                 (6,640)
                                                           ----------------        ----------------
                                                           $        (39,685)       $        (71,088)
                                                           ================        ================


         These financial statements should be read in conjunction with the audited supplemental financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 2000 and the results of operations and of cash flows for the three and six month periods ended June 30, 2000. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2000.

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

4. NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included common stock equivalents in the calculation of EPS as such inclusion would have an anti-dilutive effect.

5. ACQUISITIONS.

      In June 2000, EarthLink announced its intention to purchase OneMain.com Inc., for cash and stock valued at approximately $308 million, or approximately $12.26 per share for each of OneMain.com's 25.1 million common shares outstanding, in a transaction to be accounted for as a purchase. The purchase price consists of approximately $150 million in cash and approximately 8.8 million shares of EarthLink common stock valued at $158 million at the closing price of $17.94 on June 7, 2000, subject to adjustment as set forth in the Merger agreement. The OneMain.com purchase includes a subscriber base of approximately 760,000 narrowband accounts, 27,000 Web hosting customers, and 7,000 broadband customers. The transaction is expected to close in the third quarter of 2000.

       In June 2000, EarthLink acquired approximately 92,000 subscribers of InfiNet.com Inc., (InfiNet) for $19.9 million to be paid in two installments. The first installment of $9.9 million was paid in June 2000 and the remainder is to be paid during the third quarter.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. MERGER AND RESTRUCTURING CHARGES

         During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. The following table summarizes the activity in the accruals during the six months ended June 30, 2000. The balance of the merger and restructuring accrual at June 30, 2000 is included in accrued expenses on the condensed consolidated balance sheet and is expected to be paid within 12 months.


                                                            MERGER AND                                                  BALANCE AT
                                                           RESTRUCTURING         NON CASH                                JUNE 30,
                                                              CHARGES             ITEMS              PAYMENTS              2000
                                                           ------------        ------------        ------------        ------------
                                                                                        (in thousands)
Investment banking fees                                    $     16,411        $       --          $     (6,096)       $     10,315
Printing, filing, mailing, proxy solicitation, legal,
   accounting  and advisory fees                                  6,118                --                (6,118)               --
Acceleration of unamortized costs associated with
   line of credit and convertible debt                            6,792              (6,792)               --                  --
Severance costs and accelerated compensation
   expense                                                        2,716              (1,076)               (527)              1,113
Other                                                             1,930                --                (1,930)               --
                                                           ------------        ------------        ------------        ------------
                                                           $     33,967        $     (7,868)       $    (14,671)       $     11,428
                                                           ============        ============        ============        ============


7. ACQUISITION-RELATED COSTS

         Acquisition related charges primarily represent amortization related to
(i) the acquisition of the Sprint Internet Passport business in June 1998, (ii) the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., ("Spry"), in October 1998, and (iii) the acquisition of the United States Internet services business of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999. Intangible assets acquired in connection with the Sprint transaction are being amortized on a straight-line basis over the estimated useful lives. The member base and goodwill acquired from Sprint in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. Our Marketing and Distribution Agreement with Sprint is being amortized over 5 and 10 years, which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry and NETCOM are being amortized over three years.

8. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

         Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustments of $4.3 million and $7.6 million recorded during the three and six month periods ended June 30, 2000, respectively, represent liquidation dividends of $2.9 million and $5.2 million, respectively, based on a 3% dividend and the accretion of a $1.4 million and $2.4 million, respectively, related to a dividend associated to the beneficial conversion feature of the convertible preferred stock.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9. COMMON AND CONVERTIBLE PREFERRED STOCK ISSUED

         In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple Computer, Inc ("Apple") in the U.S. Under the terms of the partnership, EarthLink became the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh-Registered Trademark- computers sold in the U.S. Under this arrangement EarthLink pays Apple one time fees for new subscribers on the Apple platform. In addition, Apple purchased 7,083,333 shares of Series C convertible preferred stock for $200 million and appointed Mr. Phil Schiller to our board of directors in accordance with Apple's rights.

         In February 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the aforementioned purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $77 million.

         As discussed in the Company's Annual Report, the merger of EarthLink Network and MindSpring constituted a change in control as defined in the Indenture Agreement of MindSpring's 5 percent Convertible Subordinated Notes. Holders of the notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5 percent Convertible Subordinated Notes. On March 31, 2000 approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million including interest was paid in April 2000. The untendered notes will continue to be subject to the Indenture Agreement.

         In May 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint agreed to purchase approximately
26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.5 million.

         In June, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced at the beginning of the month. That program authorizes the Company to purchase up to five million common shares from time to time on the open market or pursuant to a plan approved by the Company's Board of directors. As of June 30, 2000, the Company had repurchased 531,300 shares of common stock for approximately $8.1 million.

10. SUBSEQUENT EVENTS

         On July 27, 2000, EarthLink and OneMain entered into a Reimbursement Agreement and a Limited Guaranty, pursuant to which EarthLink agreed to guarantee up to $7.2 million in payments to a marketing/advertising company for services rendered to OneMain. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced by EarthLink under such arrangement will convert into a loan from EarthLink to OneMain, to bear interest at the Prime Rate plus 1% and to be repaid in four equal quarterly installments beginning December 15, 2000.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On August 2, 2000, EarthLink and OneMain entered into an Advance/Repayment Agreement pursuant to which EarthLink advanced OneMain $12.5 million and provided to OneMain a line of credit facility for up to $7.5 million. The amounts advanced under this facility will be used by OneMain to pay certain existing trade payables and to fund future operating costs. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced to OneMain will convert into a loan from EarthLink, to bear interest at the Prime Rate plus 2% and to be repaid within six months after such termination.

     As of August 7, 2000 the Company has acquired a total of 5 million shares of its common stock on the open market. This represents the total amount authorized for repurchased by the Company's board of directors.

         On August 9, 2000, EarthLink and OneMain entered into a "First Amendment to Agreement and Plan of Merger" that made certain changes to the financial structure of the merger. The amendment changed the mix of stock and cash to be received by OneMain stockholders at certain EarthLink closing stock prices, and also provided that the merger will convert to a reverse triangular merger if EarthLink's closing stock price is below $8.00 per share on the date the merger is consummated.

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

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED COMBINED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

         EarthLink, Inc. is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 as a result of the merger of EarthLink Network Inc ("EarthLink Network") and MindSpring Enterprises Inc., ("MindSpring"). By combining the two companies we formed the second largest Internet service provider in the United States. We expect to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. We will also be able to take advantage of the complimentary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its member growth rate.

         Our member base grew from approximately 3.1 million paying members as of December 31, 1999 to approximately 3.7 million paying members as of June 30, 2000. Our organic growth is a product of our efforts to enhance our members' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior member service and technical support, and (3) member education and support. As a result, we believe we have a high member retention rate for our industry.

         The Company continues to pursue revenue growth in four key business areas:

     - NARROWBAND ACCESS REVENUES which consist of monthly fees charged to members for dial up Internet access;

     - WEB HOSTING REVENUES which we earn principally in the form of monthly fees for providing web hosting services to companies and individuals wishing to have a web or e-Commerce presence;

     - BROADBAND ACCESS REVENUES which consist of fees charged for high-speed, high capacity access services including cable, dedicated circuits and digital subscriber lines, ("DSL"); and

     - CONTENT, COMMERCE AND ADVERTISING REVENUES which primarily represent revenues from Premier Partnerships. Premier Partnerships are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are received in a variety of forms, including: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; and (iii) in the form of payments for ads in our various on-line properties and our bi-monthly magazine bLink.

         In January 2000, we entered into a strategic alliance with Apple Computer Inc., which has helped accelerate, and we expect to continue helping to accelerate, our member growth. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005.

RESULTS OF OPERATIONS

         The following table sets forth the% of total revenues represented by certain items in our statement of operations for the periods indicated:


                                                  THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------   -------------------------------------------
                                                     PERCENT                PERCENT                PERCENT                PERCENT
                                                     OF TOTAL               OF TOTAL               OF TOTAL               OF TOTAL
                                            1999     REVENUES      2000     REVENUES      1999     REVENUES     2000      REVENUES
                                          ---------  ---------   ---------  ---------   ---------  ---------  ---------   ---------
Statement of Operations Data:                                      (in thousands, except per share data)
Revenues:
    Narrowband access                     $ 142,898         87%  $ 196,300         85%  $ 257,702         88% $ 381,755          85%
    Web hosting                              11,431          7%     15,962          7%     20,648          7%    32,262           7%
    Broadband access                          6,241          4%     10,361          4%      9,734          3%    19,335           4%
    Content, commerce and advertising         3,094          2%      8,238          4%      5,451          2%    17,214           4%
                                          ---------  ---------   ---------  ---------   ---------  ---------  ---------   ---------
                                          ---------  ---------   ---------  ---------   ---------  ---------  ---------   ---------
      Total revenues                        163,664        100%    230,861        100%    293,535        100%   450,566         100%

Operating costs and expenses:
    Cost of revenues                         63,852         39%     85,255         37%    114,844         39%   162,803          36%
    Sales and marketing                      39,490         24%     95,906         42%     70,612         24%   214,873          48%
    Operations and member support            44,179         27%     75,923         33%     78,881         27%   138,751          31%
    General and administrative               15,945         10%     22,642         10%     29,626         10%    43,621          10%
    Merger and restructuring charges (1)       --            0%       --            0%       --            0%    33,967           7%
    Acquisition-related costs (2)            41,393         25%     24,203         10%     72,389         25%    47,866          10%
                                          ---------   ---------  ---------   ---------  ---------  ---------  ---------
      Total operating costs and expenses    204,859        125%    303,929        132%    366,352        125%   641,881         142%
                                          ---------   ---------  ---------   ---------  ---------  ---------  ---------

Loss from operations                        (41,195)      -25%     (73,068)      -32%     (72,817)      -25%   (191,315)       -42%
Interest income (expense), net                5,137          3%     13,678          6%      9,002          3%    23,411           5%
                                          ---------  ---------   ---------  ---------   ---------  ---------  ---------   ---------
    Net loss                                (36,058)      -22%     (59,390)      -26%     (63,815)      -22%   (167,904)       -37%
Deductions for accretion dividends (3)       (3,627)       -2%      (4,280)       -2%      (7,273)       -2%     (7,611)        -2%
Net loss attributable to
                                          ---------  ---------   ---------  ---------   ---------  ---------  ---------   ---------
    common stockholders                   $ (39,685)      -24%   $ (63,670)      -28%   $ (71,088)      -24%  $(175,515)       -39%
                                          =========  =========   =========  =========   =========  =========  =========   =========

Basic and diluted net loss per share      $   (0.35)             $   (0.52)             $   (0.64)            $   (1.46)
                                          =========              =========              =========             =========

Weighted average common
    shares outstanding                      114,258                122,851                111,077               120,128


-----------
     1. Represents merger and restructuring costs related to the EarthLink Network - MindSpring merger that were incurred during the three months ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense resulting from the merger. There were no such costs during the three months ended June 30, 2000.

     2. Represents acquisition and amortization related expenses for the three and six month periods ended June 30, 1999 and 2000 resulting from the following:

         a. the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., in October 1998.
         b. the acquisition of the United States Internet services business of NETCOM On-Line Communication
         c. the acquisition of the Sprint Internet Passport business in June
            1998.

         NARROWBAND ACCESS REVENUES

         Narrowband access revenues consist of monthly fees charged to members for dial up Internet access. EarthLink's narrowband revenues increased 37% from $142.9 million during the three months ended June 30, 1999 to $196.3 million during the three months ended June 30, 2000. Narrowband revenues increased 48% from $257.7 million during the six months ended June 30, 1999 to $381.8 million during the six months ended June 30, 2000. The substantial growth in narrowband revenues was primarily due to an increase in the Company's narrowband member base from 2.4 million at June 30, 1999 to 3.5 million at June 30, 2000. The growth in our member base was primarily due to our efforts in sales and marketing. Approximately 408,000 members were acquired from NETCOM in February 1999 and approximately 70,000 members were acquired from InfiNet in June 2000.

         WEB HOSTING REVENUES

         Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. EarthLink's Web hosting revenues increased 40% from $11.4 million during the three months ended June 30, 1999 to $16.0 million during the three months ended June 30, 2000. Web hosting revenues increased 57% from $20.6 million during the six months ended June 30, 1999 to $32.3 million during the six months ended June 30, 2000. As of June 30, 2000, the Company hosted 135,000 Web sites compared to 82,000 as of June 30, 1999, a 64% increase.

         BROADBAND ACCESS REVENUES

         Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, dedicated circuits and DSL services. EarthLink's broadband revenues increased 68% from $6.2 million during the three months ended June 30, 1999 to $10.4 million during the three months ended June 30, 2000. Broadband revenues increased 99% from $9.7 million during the six months ended June 30, 1999 to $19.3 million during the six months ended June 30, 2000. The substantial growth in broadband revenues was primarily due to an increase in the Company's broadband member base from 12,000 at June 30, 1999 to 80,000 at June 30, 2000. We serviced 55 broadband markets nationwide as of June 30, 2000.

         CONTENT, COMMERCE AND ADVERTISING REVENUES

         Content, commerce and advertising revenues primarily represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; and (iii) in the form of payments for ads in our various on-line properties and our bi-monthly magazine bLink. Content, commerce and advertising revenues increased 164% from $3.1 million during the three months ended June 30, 1999 to $8.2 million during the three months ended June 30, 2000. Content, commerce and advertising revenues increased 212% from $5.5 million during the six months ended June 30, 1999 to $17.2 million during the six months ended June 30, 2000. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, bLink.

COST OF REVENUES

         Cost of revenues increased 33% from $63.9 million during the three months ended June 30, 1999 to $85.3 million during the three months ended June 30, 2000. Cost of revenues increased 42% from $114.8 million during the six months ended June 30, 1999 to $162.8 million during the six months ended June 30, 2000. The increases were primarily due to the increase in our member base. However, cost of revenues as a% of revenues decreased from 39% to 37% and from 39% to 36% during the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 2000, respectively. This percentage decrease is attributable to: (a) more effective management of our network, and (b) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base. Cost of revenues increased from 36% of total revenues in the first quarter of 2000 to 37% in the second quarter due to the addition of capacity in advance of demand and the increasing percentage of our business in DSL broadband services, which has a higher percentage cost of revenues compared to narrowband access.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing increased 143% from $39.5 million during the three months ended June 30, 1999 to $95.9 million during the three months ended June 30, 2000. Sales and marketing increased 204% from $70.6 million during the six months ended June 30, 1999 to $214.9 million during the six months ended June 30, 2000. The increases in both periods were primarily due to the costs of growing our member base from 2.5 million at June 30, 1999 to 3.7 million at June 30, 2000 and is in accordance with management's increased emphasis on organic growth and increasing market share through marketing strategies. This increased emphasis includes the implementation of an ambitious advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of members are generally expensed as incurred.

         OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems and network operations. Operations and member support increased 72% from $44.2 million during the three months ended June 30, 1999 to $75.9 million during the three months ended June 30, 2000. Operations and member support increased 76% from $78.9 million during the six months ended June 30, 1999 to $138.8 million during the six months ended June 30, 2000. These increases principally reflect (1) the increase in members from 2.5 million at June 30, 1999 to 3.7 million at June 30, 2000, (2) the opening of additional call centers in 1999 and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support capabilities.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the finance, legal and human resources departments, outside professional services, and payment processing, collections and bad debt expenses. General and administrative expense increased 42% from $15.9 million during the three months ended June 30 1999 to $22.6 million during the three months ended June 30, 2000. General and administrative expense increased 47% from $29.6 million during the six months ended June 30, 1999 to $43.6 million during the six months ended June 30, 2000. The increase was primarily due to increases in salaries and wages, depreciation, credit card processing fees, and bad debt. The rise in salaries and wages was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were primarily due to the increase in our member base. The Company incurred additional integration costs that have not been identified as merger and restructuring charges because they have a future benefit to the Company. Integration costs include travel and lodging, employee events, and fees paid to consultants and attorneys.


MERGER AND RESTRUCTURING CHARGES

         The Company recorded a charges of $34.0 million representing all costs related to the merger of EarthLink Network and MindSpring during the three months ended March 31, 2000. There were no further merger related charges during the three months ended June 30, 2000. The following table summarizes the activity in the accruals during the six months ended June 30, 2000. The balance of the merger and restructuring accrual at June 30, 2000 is included in accrued expenses on the condensed consolidated balance sheet and is expected to be paid within 12 months.


                                                            MERGER AND                                                  BALANCE AT
                                                           RESTRUCTURING         NON CASH                                JUNE 30,
                                                              CHARGES             ITEMS              PAYMENTS              2000
                                                           ------------        ------------        ------------        ------------
                                                                                    (in thousands)
Investment banking fees                                    $     16,411        $       --          $     (6,096)       $     10,315
Printing, filing, mailing, proxy solicitation, legal,
   accounting  and advisory fees                                  6,118                --                (6,118)               --
Acceleration of unamortized costs associated with
   line of credit and convertible debt                            6,792              (6,792)               --                  --
Severance costs and accelerated compensation
   expense                                                        2,716              (1,076)               (527)              1,113
Other                                                             1,930                --                (1,930)               --
                                                           ------------        ------------        ------------        ------------
                                                           $     33,967        $     (7,868)       $    (14,671)       $     11,428
                                                           ============        ============        ============        ============


ACQUISITION RELATED COSTS

         Intangible assets acquired in connection with our transaction with Sprint that was closed in June of 1998 are being amortized on a straight-line basis over their estimated useful lives. The member base and goodwill associated with the Sprint Internet Passport business that we acquired in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement which we also entered into with Sprint is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry, NETCOM and InfiNet are being amortized over three years.

         The decrease in acquisition related costs from $41.4 million during the three months ended June 30, 1999 to $24.2 million during the three months ended June 30, 2000 and from $72.4 million during the six months ended June 30, 1999 to $47.9 million during the six months ended June 30, 2000 is primarily due to the fact that the customer base and the goodwill acquired in connection with the Sprint transaction were fully amortized by December 31, 1999.

         INTEREST INCOME AND EXPENSE

         Interest income increased 70% from $8.3 million during the three months ended June 30, 1999 to $14.1 million during the three months ended June 30, 2000. Interest income increased 99% from $13.4 million during the six months ended June 30, 1999 to $26.6 million during the six months ended June 30, 2000. The increase was primarily due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the company made by Apple and Sprint during the six months ended June 30, 2000. Interest expense decreased 88% from $3.2 million during the three months ended June 30, 1999 to $399,000 during the three months ended June 30, 2000 and decreased 30% from $4.4 million during the six months ended June 30, 1999 to $3.1 million during the six months ended June 30, 2000. The decreases are primarily due to the repayment of $179.9 million in convertible debt in early April 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities used approximately $14.4 million and $50.3 million in cash during the three months and six month periods ended June 30, 2000, respectively. The Company's net losses of $59.4 million and $167.9 million were the primary components of cash used in operating activities during the three months ended June 30, 1999 and June 30, 2000, respectively. During the three months ended June 30, 2000, the Company's net losses were offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $40.4 million and (ii) an increase in accounts payable and accrued expenses of $19.3 million, particularly related to $9.9 million payable in connection with the acquisition of the customer base of InfiNet Inc. and $1.5 million payable in conjunction with the repurchase of shares of the Company's common stock. Cash used during the three months ended June 30, 2000 increased due to increases in accounts receivable and other assets of $9.9 million and $6.7 million, respectively. During the six months ended June 30, 2000, the Company's net losses were offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $77.2 million,
(ii) an increase in accounts payable and accrued expenses of $39.6 million, particularly related to expenses incurred in connection with the merger of EarthLink Network and MindSpring, $9.9 million payable in connection with the acquisition of the customer base of InfiNet. and $1.5 million payable in conjunction with the repurchase of shares of the Company's common stock, and
(iii) a decrease in other assets of $9.2 million. Cash used during the six months ended June 30, 2000 increased due to an increase in accounts receivable of $12.7 million.

         Our investing activities used cash of approximately $54.2 million and $88.1 million during the three and six month periods ended June 30, 2000, respectively. Capital equipment purchases were $43.1 million and $70.9 million during the three and six month periods ended June 30, 2000, respectively. In March 2000 the Company invested $6.0 million in eCompanies Venture Group, LP and invested $1.1 million in eMemories Inc. During the three months ended June 30, 2000 the Company acquired customer bases of other ISPs valued at $19.9 million. Approximately $9.9 million of the purchase price was paid in June 2000 and the remainder was paid in July 2000.

         Our financing activities provided approximately $246.4 million and $521.7million in cash during the three and six month periods ended June 30, 2000, respectively. In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased 7.1 million shares of EarthLink's series C convertible preferred stock for $200 million. In February 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the aforementioned purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and
2.0 million were series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $77 million. Proceeds from the exercise of stock options and warrants were $4.7 million and $6.7 million during the three and six month periods ended June 30, 2000. In April 2000 the Company repurchased approximately $180.0 million in aggregate principal amount of its 5% Convertible Subordinated Notes. In May 2000, Sprint exercised its preemptive rights to maintain its ownership level in the

Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.5 million. In June 2000, the Company repurchased 531,300 shares for approximately $8.1 million.


         On June 30, 2000, we had approximately $1.1 billion in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for more than the next 12 months. We also have a $75 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 5, 2001, at an interest rate of 6% per annum. We have not borrowed any funds under this credit arrangement with Sprint and do not anticipate any such borrowings. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing other than the line of credit from Sprint, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

FORWARD LOOKING STATEMENTS

         As the second largest Internet service provider in the United States, the Company intends to grow its business aggressively in order to widen its lead over other Internet service providers and to narrow the gap between itself and the number one ISP. Consistent with this intent, the Company expects to end the year 2000 with approximately 4.5 million paying subscribers and approximately $1 billion in revenues although there can be no assurances that we will achieve either or both of such levels this year. Consistent with these aggressive growth objectives, the Company will invest significantly in sales and marketing. Accordingly, the Company expects to continue operating at a loss during 2000, with a net loss before transaction costs (acquisition-related costs and merger and restructuring charges) in the range of a negative $170 million to $215 million.

         The preceding paragraph, Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its member base, (3) that the Sprint and/or the Apple alliance may not be as beneficial to the Company as management anticipates, (4) churn may not improve to expected levels, (5) the expected rate of growth in advertising, content and commerce may not be achieved, (6) the Company may not adequately respond to technological developments impacting the Internet, (7) that needed financing may not be available to the Company if and as needed, (8) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (9) that a drastic negative change in the market conditions may occur, and (10) that some other unforeseen difficulties may occur. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in recent SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not engage in trading of market-risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has entered into no forward or futures contracts, purchased no options and entered into no swaps.

The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains the majority of its investments in fixed rate debt instruments. Because the Company has no significant outstanding debt balances, it is not exposed to interest rate risk in connection with its operating expenses.

PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         EarthLink held its annual meeting of stockholders on June 1,2000. The following summarized the two proposals submitted for a vote of the stockholders at that meeting:

         Proposal 1. To approve and adopt a new Stock Incentive Plan and reserve 20 million shares of common stock for issuance thereunder:

              Votes "For" -  54,360,831 shares
              Votes "Against" - 7,062,739 shares
              Votes "Abstained" - 402,638 shares

         Proposal 2. To approve and adopt a new Stock Option Plan for Non-Employee Directors and reserve 350,000 shares of common stock for issuance there under:

              Votes "For" - 54,360,831 shares
              Votes "Against" - 4,408,294 shares
              Votes "Abstained" - 442,570 shares

         Both proposals passed.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits.       The following exhibits are filed as part of this report:

     Exhibit No.     Description
     -----------     ------------------------------
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

         On June 29, 2000, EarthLink dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and engaged Ernst & Young LLP as its new independent accountants. The decision to change the Company's accounting firm was recommended and approved by the Company's Audit Committee of the Board of Directors.

     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EARTHLINK, INC.



Date:    AUG 14, 2000         /s/ Charles G. Betty
                              --------------------------------------------------
                              Charles G. Betty, Chief Executive Officer



Date:    AUG 14, 2000         /s/ Lee Adrean
                              --------------------------------------------------
                              Lee Adrean, Executive Vice President - Finance and
                              Administration and Chief Financial Officer
                              (Principal Financial Officer)



Date:    AUG 14, 2000         /s/ D. Cary Smith
                              --------------------------------------------------
                              D. Cary Smith, Corporate Controller (Chief
                              Accounting Officer)