Form 10-Q
period 2000-09-30
EARTHLINK INC
filed 2000-11-14
CIK 1102541

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

            There were 129,920,289 shares of Common Stock outstanding
                           as of September 30, 2000.


================================================================================

                                 EARTHLINK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                   PART I
Item 1.  Financial Statements and Supplementary Data...................................................  1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................................  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................... 17


                                                  PART II

Item 4.  Submission of Matters to a Vote of Security Holders........................................... 18

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 EARTHLINK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31, 1999       SEPTEMBER 30, 2000
                                                                         --------------------     -------------------
                                                                                                      (UNAUDITED)
                                                                                         (in thousands)

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 685,753               $ 749,176
     Accounts receivable, net                                                         16,367                  44,429
     Prepaid expenses                                                                 19,596                  25,786
     Other assets                                                                     13,672                  15,371
                                                                         --------------------     -------------------
          Total current assets                                                       735,388                 834,762
Investments in other companies                                                         4,400                  11,200
Other long-term assets                                                                12,536                   1,811
Property and equipment, net                                                          151,435                 265,109
Intangibles, net (Note 5)                                                            205,388                 461,351
                                                                         --------------------     -------------------
                                                                                 $ 1,109,147             $ 1,574,233
                                                                         ====================     ===================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                         $ 47,074                $ 26,831
     Other accounts payable and accrued liabilities                                   74,797                 162,072
     Current portion of capital lease obligations                                     11,724                  18,932
     Convertible notes                                                               179,975                       -
     Deferred revenue                                                                 28,732                  62,389
                                                                         --------------------     -------------------
          Total current liabilities                                                  342,302                 270,224

Long-term debt
     Long-term portion of capital lease obligations                                    8,392                  14,685
     Other long-term debt                                                                  -                   1,815
                                                                         --------------------     -------------------
          Total liabilities                                                          350,694                 286,724

Stockholders' equity:
     Preferred stock                                                                      76                     368
     Common stock                                                                      1,169                   1,299
     Additional paid-in capital                                                    1,085,109               1,868,888
     Warrants to purchase common stock                                                   477                   1,412
     Accumulated deficit                                                            (328,378)               (584,458)
                                                                         --------------------     -------------------
          Total stockholders' equity                                                 758,453               1,287,509
                                                                         --------------------     -------------------
                                                                                 $ 1,109,147             $ 1,574,233
                                                                         ====================     ===================

   The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ---------------------------------   -----------------------------------
                                                            1999              2000              1999               2000
                                                       ---------------   ---------------   ---------------    ----------------
                                                                                    (UNAUDITED)
                                                                       (in thousands, except per share data)
Narrowband access                                           $ 154,416         $ 210,631         $ 412,118           $ 592,386
Web hosting                                                    12,981            16,535            33,629              48,797
Broadband access                                                6,509            15,480            16,243              34,815
Content, commerce and advertising                               3,847             6,654             9,298              23,868
                                                       ---------------   ---------------   ---------------    ----------------
       Total revenues                                         177,753           249,300           471,288             699,866

Cost of revenues                                               63,525            92,398           178,369             255,201
Sales and marketing                                            63,705           112,466           134,317             327,339
Operations and member support                                  45,809            75,866           124,690             214,617
General and administrative                                     18,966            25,046            48,592              68,667
Merger and restructuring charges (Note 6)                           -                 -                 -              33,967
Acquisition-related costs (Note 7)                             40,975            31,254           113,364              79,120
                                                       ---------------   ---------------   ---------------    ----------------
       Total operating costs and expenses                     232,980           337,030           599,332             978,911
                                                       ---------------   ---------------   ---------------    ----------------

Loss from operations                                          (55,227)          (87,730)         (128,044)           (279,045)
Interest income (expense), net                                  6,102            15,200            15,104              38,611
                                                       ---------------   ---------------   ---------------    ----------------
       Net loss                                               (49,125)          (72,530)         (112,940)           (240,434)
Deductions for accretion dividends (Note 8)                    (3,404)           (8,035)          (10,677)            (15,646)
                                                       ---------------   ---------------   ---------------    ----------------
Net loss attributable to common stockholders                $ (52,529)        $ (80,565)       $ (123,617)         $ (256,080)
                                                       ===============   ===============   ===============    ================

Basic and diluted net loss per share (Note 4)                 $ (0.45)          $ (0.65)          $ (1.10)            $ (2.11)
                                                       ===============   ===============   ===============    ================

Weighted average common shares outstanding                    115,774           123,996           112,601             121,447
                                                       ===============   ===============   ===============    ================





    The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                 -----------------------------------------------
                                                                                         1999                     2000
                                                                                 ----------------------   ----------------------
                                                                                                  (UNAUDITED)
                                                                                                 (in thousands)
Cash flows from operating activities:
     Net loss                                                                               $ (112,940)              $ (240,434)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities, net of effect from acquisition:
         Depreciation and amortization                                                         142,213                  126,521
         Unrealized loss on investment                                                               -                      300
         Increase in accounts receivable, net                                                   (8,996)                 (15,473)
         (Increase) decrease in prepaid expenses and other assets                              (17,816)                  11,058
         Increase (decrease) in accounts payable and accrued liabilities                        35,975                   (5,092)
         Increase in deferred revenue                                                            8,262                    6,484
                                                                                 ----------------------   ----------------------
Net cash provided by (used in) operating activities                                             46,698                 (116,636)
                                                                                 ----------------------   ----------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                       (76,850)                 (97,098)
     Proceeds from sale of equipment                                                             1,416                        -
     Acquistion of business, net of cash acquired                                                    -                 (155,562)
     Transaction costs                                                                               -                  (10,259)
     Net cash acquired from acquisition                                                              -                    2,125
     Purchases of subscriber bases                                                            (226,570)                 (21,591)
     Investments in other companies                                                             (1,500)                  (7,100)
                                                                                 ----------------------   ----------------------
         Net cash used in investing activities                                                (303,504)                (289,485)
                                                                                 ----------------------   ----------------------

Cash flows from financing activities:
     Proceeds from capital lease obligations                                                    11,752                      838
     Principal payments under capital lease obligations                                        (11,242)                  (9,407)
     Proceeds from issuance of notes payable                                                   174,005                        -
     Repayment of notes payable                                                                      -                 (179,975)
     Proceeds from line of credit                                                               78,064                        -
     Repayment of line of credit                                                               (80,000)                       -
     Proceeds from sale of common stock                                                        447,168                  127,163
     Proceeds from issuance of redeemable preferred stock                                       42,622                  580,604
     Proceeds from liquidation of stock subscription receivable                                  1,041                        -
     Repurchase of common shares                                                                     -                  (56,691)
     Proceeds from stock options and warrants exercised                                          9,937                    7,012
                                                                                 ----------------------   ----------------------
         Net cash provided by financing activities                                             673,347                  469,544
                                                                                 ----------------------   ----------------------

Net increase in cash and cash equivalents                                                      416,541                   63,423
Cash and cash equivalents, beginning of period                                                 308,607                  685,753
                                                                                 ----------------------   ----------------------
Cash and cash equivalents, end of period                                                     $ 725,148                $ 749,176
                                                                                 ======================   ======================

    The accompanying notes are an integral part of these financial statements

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

         EarthLink, Inc., ( "EarthLink" or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. EarthLink was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises, Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests". By combining, the two companies formed the second largest Internet service provider in the United States.

2. BASIS OF PRESENTATION

         The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly-owned subsidiary, EarthLink Operations Inc., for the three and nine month periods ended September 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited supplemental financial statements as of December 31, 1999 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All intercompany transactions have been eliminated. As discussed previously, the condensed consolidated financial statements have been prepared to give retroactive effect to the merger, in February 2000, of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. Separate results of the combined entities for the three and nine month periods ended September 30, 1999 were as follows:


                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1999        SEPTEMBER 30, 1999
                                                           --------------------      --------------------
                                                                        (In thousands, unaudited)
Revenue:
     EarthLink Network                                                $ 89,574             $ 235,818
     MindSpring                                                         88,179               235,470
                                                           --------------------      --------------------
                                                                     $ 177,753             $ 471,288
                                                           ====================      ====================

Net loss attributable to common shareholders:
     EarthLink Network                                               $ (34,769)            $ (88,832)
     MindSpring                                                        (10,835)              (21,219)
     Adjustment to reflect establishment of tax
       valuation allowance                                              (6,925)              (13,566)
                                                           --------------------      --------------------
                                                                     $ (52,529)           $ (123,617)
                                                           ====================      ====================

         These financial statements should be read in conjunction with the audited supplemental financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2000 and the results of operations and of cash flows for the three and nine month periods ended September 30, 2000. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2000.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements.

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

5. ACQUISITIONS.

         On September 12, 2000, EarthLink completed its acquisition of OneMain.com Inc., ("OneMain") by way of a merger. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $302.8 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink Common Stock valued at $106.7 million at a closing price of $11.50 on September 11, 2000. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately $16.6 million.

         The acquistion was accounted for under the purchase method. Accordingly the results of OneMain have been included in the financial results of EarthLink since the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. OneMain's accounting policies have been conformed to those of EarthLink.

         Based on an independent appraisal, $187.5 million of the purchase price was attributed to the approximately 758,000 customers acquired from OneMain. Approximately $5.2 million and $6.3 million of the $302.8 million purchase cost were attributed to the value of the assembled work force organization and non-compete agreements, respectively. The excess of cost over the estimated fair value of net assets acquired was $103.8 million and has been allocated to goodwill. All intangible assets acquired in the transaction, including goodwill, will be amortized on a straight-line basis over 36 months. Management may refine the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Earnings for the three months ended September 30, 2000 were reduced by $5.0 million or $0.04 per share due to losses incurred by OneMain since the acquisition. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                        1999                   2000
                                                                  -----------------       ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
Total revenues                                                           $ 521,303              $ 812,004
Net loss                                                                  (200,718)              (366,895)
Deductions for accretion dividends (Note 8)                                (10,677)               (15,646)
Net loss attributable to common stockholders                              (211,395)              (382,541)
Basic and diluted net loss per share                                       $ (1.78)                 (2.95)
Weighted average shares                                                    118,585                129,763


         In connection with the acquisition of OneMain, the Company issued two warrants to purchase a total of 164,388 shares of the Company's common stock. The warrants have an exercise price of $18.25 per share and expire on September 12, 2005.


6. MERGER AND RESTRUCTURING CHARGES

         During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Of that amount, approximately $622,000 remains unpaid and included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2000.

         On September 12, 2000 EarthLink assumed OneMain's restructuring liabilities of $5.4 million. OneMain had acquired 27 Internet service providers (ISP's) and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The plan called for the net reduction of over 650 positions in Operations and Customer Support, Sales and Marketing and General and Administrative departments implemented. As of September 30, 2000, approximately 215 employees have been terminated as a result of this plan. No additional adjustments have been made to the reserve. The following table summarizes the activity in the accruals during the nine months ended September 30, 2000. The balance of the merger and restructuring accrual at September 30, 2000 is expected to be paid within 12 months.


                                                          MERGER AND                                          BALANCE AT
                                                         RESTRUCTURING      NON CASH                         SEPTEMBER 30,
                                                            CHARGES          ITEMS            PAYMENTS           2000
                                                         -------------    ------------      ------------      -----------
                                                                                   (in thousands)
Investment banking fees                                   $    16,411      $        -        $ (16,411)        $       -
Printing, filing, mailing, proxy solicitation,
legal, accounting  and advisory fees                            6,118               -           (6,118)                -
Acceleration of unamortized costs associated with
   line of credit and convertible debt                          6,792          (6,792)               -                 -
Severance costs and accelerated compensation
   expense                                                      7,218          (1,076)          (1,108)            5,034
Real Estate                                                       942               -                -               942
Other                                                           1,930               -           (1,930)                -
                                                         -------------    ------------      ------------      -----------
                                                          $    39,411      $   (7,868)       $ (25,567)        $   5,976
                                                         =============    ============      ============      ===========

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. ACQUISITION-RELATED COSTS

         Acquisition related charges primarily represent amortization related to
(i) the acquisition of the Sprint Internet Passport business in September 1998,
(ii) the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., ("Spry"), in October 1998, (iii) the acquisition of the United States Internet services business of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999, and (iv) the acquisition of OneMain. Intangible assets acquired in connection with the Sprint transaction are being amortized on a straight-line basis over the estimated useful lives. The member base and goodwill acquired from Sprint in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Company's Marketing and Distribution Agreement with Sprint is being amortized over 5 and 10 years, which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry, NETCOM and OneMain are being amortized over three years.




8. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

         Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustments of $8.0 million and $15.6 million recorded during the three and nine month periods ended September 30, 2000, respectively, represent liquidation dividends of $2.7 million and $7.9 million, respectively, based on a 3% dividend and the accretion of $5.3 million and $7.7 million, respectively, related to a dividend associated to the beneficial conversion feature of the convertible preferred stock.

9. COMMON AND CONVERTIBLE PREFERRED STOCK ISSUED

         In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple Computer, Inc. ("Apple") in the United States. Under the terms of the partnership, EarthLink became the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh(R) computers sold in the U.S. Under this arrangement EarthLink pays Apple one time fees for new subscribers on the Apple platform. In addition, Apple purchased 7,083,333 shares of Series C Convertible Preferred Stock for $200 million and appointed Mr. Philip W. Schiller to the Earthlink board of directors in accordance with Apple's rights.

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

                                 EARTHLINK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the merger of EarthLink Network and MindSpring constituted a change in control as defined in the Indenture Agreement of MindSpring's 5 percent Convertible Subordinated Notes. Holders of the notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5 percent Convertible Subordinated Notes. On March 31, 2000 approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million including interest was paid in April 2000. The untendered notes will continue to be subject to the Indenture Agreement.

         In May 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B Convertible Preferred Stock for approximately $431.5 million.

         Pursuant to a Board approved stock repurchase program, during the period of June 2000 through August 2000 the Company repurchased 5 million shares of its common stock for $56.7 million.

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

OVERVIEW

         EarthLink, Inc. is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc ("EarthLink Network") and MindSpring Enterprises, Inc., ("MindSpring"). By combining, the two companies formed the second largest Internet service provider in the United States. The Company expects to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. The Company will also be able to take advantage of the complementary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and achieve a higher member growth rate than otherwise.

         The Company has pursued a strategy of growth by acquisition and organic growth. Our member base grew from approximately 3.1 million paying members as of December 31, 1999 to approximately 4.6 million paying members as of September 30, 2000. On September 12, 2000, EarthLink acquired 758,000 subscribers in connection with its acquisition of OneMain.com, Inc., ("OneMain"), in a transaction accounted for under the purchase method. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $302.8 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink Common Stock valued at $106.7 million. In addition, Earthlink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Our organic growth is a product of our efforts to enhance our members' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior member service and technical support, and (3) member education and support. As a result, we believe we have a high member retention rate for our industry.

         The Company continues to pursue revenue growth in four key business areas:

      - NARROWBAND ACCESS REVENUES which consist of monthly fees charged to members for dial-up Internet access;

      - WEB HOSTING REVENUES which we earn principally in the form of monthly fees for providing web hosting services to companies and individuals wishing to have a web or e-Commerce presence;

      - BROADBAND ACCESS REVENUES which consist of fees charged for high-speed, high capacity access services including cable, dedicated circuits and digital subscriber lines, ("DSL"); and

      - CONTENT, COMMERCE AND ADVERTISING REVENUES which primarily represent revenues from Premier Partnerships. Premier Partnerships are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are received in a variety of forms, including: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; (iii) of payments for ads in our various on-line properties and our bi-monthly magazine bLink, and
         (iv) revenues from the sale of selected products to subscribers.

         In January 2000, we entered into a strategic alliance with Apple Computer, Inc., which has contributed to our member growth. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005.

RESULTS OF OPERATIONS

         The following table sets forth the percent of total revenues represented by certain items in our statement of operations for the periods indicated:

                                                   THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------- -----------------------------------------
                                                         PERCENT                PERCENT               PERCENT              PERCENT
                                                         OF TOTAL               OF TOTAL              OF TOTAL             OF TOTAL
                                                1999     REVENUES     2000      REVENUES    1999      REVENUES    2000     REVENUES
                                              --------- ---------- ----------- ---------- ----------  --------- --------- ---------
                                                                      (in thousands, except per share data)
Statement of Operations Data:
Revenues:
      Narrowband access                       $154,416       87%    $210,631        84%  $ 412,118        87%  $ 592,386        85%
      Web hosting                               12,981        7%      16,535         7%     33,629         7%     48,797         7%
      Broadband access                           6,509        4%      15,480         6%     16,243         3%     34,815         5%
      Content, commerce and advertising          3,847        2%       6,654         3%      9,298         2%     23,868         3%
                                              ---------           -----------            ----------            ----------
           Total revenues                      177,753      100%     249,300       100%    471,288       100%    699,866       100%

Operating costs and expenses:
      Cost of revenues                          63,525       36%      92,398        37%    178,369        38%    255,201        36%
      Sales and marketing                       63,705       36%     112,466        45%    134,317        28%    327,339        47%
      Operations and member support             45,809       26%      75,866        30%    124,690        26%    214,617        31%
      General and administrative                18,966       10%      25,046        10%     48,592        10%     68,667        10%
      Merger related charges (1)                     -        0%           -         0%          -         0%     33,967         5%
      Acquisition-related costs (2)             40,975       23%      31,254        13%    113,364        24%     79,120        11%
                                              ---------           -----------            ----------            ----------
                                               232,980      131%     337,030       135%    599,332        52%    978,911       140%
                                              ---------           -----------            ----------            ----------

Loss from operations                           (55,227)     -31%     (87,730)      -35%   (128,044)      -27%   (279,045)      -40%
Interest income (expense), net                   6,102        3%      15,200         6%     15,104         3%     38,611         6%
                                              ---------           -----------            ----------            ----------
      Net loss                                 (49,125)     -28%     (72,530)      -29%   (112,940)      -24%   (240,434)      -34%
Deductions for accretion dividends (3)          (3,404)      -2%      (8,035)       -3%    (10,677)       -2%    (15,646)       -2%
                                              ---------           -----------            ----------            ----------
Net loss attributable to common stockholders  $(52,529)     -30%    $(80,565)      -32%  $(123,617)      -26%  $(256,080)       36%
                                              =========           ===========            ==========            ==========

-----------
1. Represents merger and restructuring costs related to the EarthLink Network - MindSpring merger that were incurred during the three months ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense resulting from the merger. There were no such costs during the three months ended September 30, 2000.

2. Represents acquisition and amortization related expenses for the three and nine month periods ended September 30, 1999 and 2000 resulting from the following:
         a. the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., in October 1998.
         b. the acquisition of the United States Internet services business of NETCOM On-Line Communication
         c. the acquisition of the Sprint Internet Passport business in June 1998.
         d. The acquisition of OneMain in September 2000

         NARROWBAND ACCESS REVENUES

         Narrowband access revenues consist of monthly fees charged to members for dial up Internet access. EarthLink's narrowband revenues increased 36% from $154.4 million during the three months ended September 30, 1999 to $210.6 million during the three months ended September 30, 2000. Narrowband revenues increased 48% from $412.1 million during the nine months ended September 30, 1999 to $592.4 million during the nine months ended September 30, 2000. The substantial growth in narrowband revenues was primarily due to an increase in the Company's narrowband member base from 2.7 million at September 30, 1999 to
4.3 million at September 30, 2000. The growth in our member base was primarily due to acquisitions and our efforts in sales and marketing. Approximately 387,000 members were acquired from NETCOM in February 1999 and 732,000 members were acquired from OneMain.

         WEB HOSTING REVENUES

         Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. EarthLink's Web hosting revenues increased 27% from $13.0 million during the three months ended September 30, 1999 to $16.5 million during the three months ended September 30, 2000. Web hosting revenues increased 45% from $33.6 million during the nine months ended September 30, 1999 to $48.8 million during the nine months ended September 30, 2000. As of September 30, 2000 and including the 20,000 Web sites acquired from OneMain, the Company hosted 159,000 Web sites, compared to 95,000 as of September 30, 1999.

         BROADBAND ACCESS REVENUES

         Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, dedicated circuits, digital subscriber line (DSL) and fixed wireless services. EarthLink's broadband revenues increased 138% from $6.5 million during the three months ended September 30, 1999 to $15.5 million during the three months ended September 30, 2000. Broadband revenues increased 115% from $16.2 million during the nine months ended September 30, 1999 to $34.8 million during the nine months ended September 30, 2000. The substantial growth in broadband revenues was primarily due to an increase in the Company's broadband member base from 14,000 at September 30, 1999 to 139,000 at September 30, 2000, including 6,000 subscribers acquired from OneMain. We serviced 71 broadband markets nationwide as of September 30, 2000.

         CONTENT, COMMERCE AND ADVERTISING REVENUES

         Content, commerce and advertising revenues primarily represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our bi-monthly magazine bLink and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, bLink. Content, commerce and advertising revenues increased
76% from $3.8 million during the three months ended September 30, 1999 to $6.7 million during the three months ended September 30, 2000. However, content, commerce and advertising revenues declined 19% from the second quarter. In the current soft environment for dot.com advertising, renegotiation or termination of contracts with smaller or niche dot.coms who could not achieve attractive customer acquisition costs slightly more than offset growth in revenues from larger, established partners for whom EarthLink is an effective advertising or content partner. More significantly, our decline in revenue resulted from the absence of special promotional opportunities as with the second quarter's EarthLink-sponsored Wheel of Fortune week and from the loss of the last of the former MindSpring advertising and commerce partners where EarthLink already had competitive relationships. Content, commerce and advertising revenues increased 157% from $9.3 million during the nine months ended September 30, 1999 to $23.9 million during the nine months ended September 30, 2000.

         COST OF REVENUES

         Cost of revenues increased 46% from $63.5 million during the three months ended September 30, 1999 to $92.4 million during the three months ended September 30, 2000. Cost of revenues increased 43% from $178.4 million during the nine months ended September 30, 1999 to $255.2 million during the nine months ended September 30, 2000. The increases were primarily due to the increase in our member base. However, cost of revenues as a percentage of revenues increased from 36% to 37% during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase is primarily due to (i) the increasing percentage of our business in DSL broadband services, which has a higher percentage cost of revenues compared to narrowband access and (ii) the inclusion of $4.2 million in costs of revenue from OneMain. OneMain has a higher cost of revenues as a percent of revenues due to its participation in smaller, more rural markets where lower customer density and less competition among telecommunications infrastructure providers leads to higher communications costs per member. Cost of revenues as percentage of revenues decreased from 38% to 36% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2000. This percentage decrease is attributable to: (i) more effective management of our network, and
(ii) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing increased 77% from $63.7 million during the three months ended September 30, 1999 to $112.5 million during the three months ended September 30, 2000. Sales and marketing increased 144% from $134.3 million during the nine months ended September 30, 1999 to $327.3 million during the nine months ended September 30, 2000. The increases in both periods were primarily due to the costs of growing our member base from 2.8 million at September 30, 1999 to 3.8 million, prior to the inclusion of OneMain subscribers, at September 30, 2000. This subscriber growth is in accordance with management's efforts to achieve organic growth and increasing market share through marketing strategies. These efforts include the implementation of an ambitious advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. The increase is also a result of the cost of modems given to subscribers to the Company's DSL service for free or significantly below EarthLink's costs. Sales, marketing and other direct costs associated with the acquisition of members are generally expensed as incurred.

         OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems, software development, and network operations. Operations and member support increased 66% from $45.8 million during the three months ended September 30, 1999 to $75.9 million during the three months ended September 30, 2000. Operations and member support increased 72% from $124.7 million during the nine months ended September 30, 1999 to $214.6 million during the nine months ended September 30, 2000. These increases principally reflect
(1) the increase in members from 2.5 million at September 30, 1999 to 3.8 million, prior to the acquisition of OneMain subscribers, at September 30, 2000,
(2) the opening of additional call centers and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support capabilities.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the finance, legal and human resources departments, outside professional services, and payment processing, collections and bad debt expenses. General and administrative expense increased 32% from $19.0 million during the three months ended September 30, 1999 to $25.0 million during the three months ended September 30, 2000. General and administrative expense increased 41% from $48.6 million during the nine months ended September 30, 1999 to $68.7 million during the nine months ended September 30, 2000. The increase was primarily due to increases in salaries and wages, depreciation, credit card processing fees, and bad debt. The rise in salaries and wages was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were primarily due to the increase in our member base.

         MERGER AND RESTRUCTURING CHARGES

         During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Of that amount, approximately $622,000 remains unpaid and included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2000.

         On September 12, 2000 EarthLink assumed OneMain's restructuring liabilities of $5.4 million. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The plan called for the net reduction of over 650 positions in Operations and Customer Support, Sales and Marketing and General and Administrative expenses was implemented. As of September 30, 2000, approximately 417 employees have been terminated as a result of this plan. No additional adjustments have been made to the reserve. The following table summarizes the activity in the accruals during the nine months ended September 30, 2000. The balance of the merger and restructuring accrual at September 30, 2000 is expected to be paid within 12 months.


                                                          MERGER AND                                          BALANCE AT
                                                         RESTRUCTURING      NON CASH                         SEPTEMBER 30,
                                                            CHARGES          ITEMS            PAYMENTS           2000
                                                         -------------    ------------      ------------      -----------
                                                                                   (in thousands)
Investment banking fees                                   $    16,411      $        -        $ (16,411)        $       -
Printing, filing, mailing, proxy solicitation,
   legal, accounting  and advisory fees                         6,118               -           (6,118)                -
Acceleration of unamortized costs associated with
   line of credit and convertible debt                          6,792          (6,792)               -                 -
Severance costs and accelerated compensation
   expense                                                      7,218          (1,076)          (1,108)            5,034
Real Estate                                                       942               -                -               942
Other                                                           1,930               -           (1,930)                -
                                                         -------------    ------------      ------------      -----------
                                                          $    39,411      $   (7,868)       $ (25,567)        $   5,976
                                                         =============    ============      ============      ===========


         ACQUISITION RELATED COSTS

         Intangible assets acquired in connection with our transaction with Sprint that was closed in September of 1998 are being amortized on a straight-line basis over their estimated useful lives. The member base and goodwill associated with the Sprint Internet Passport business that we acquired in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreement which we also entered into with Sprint is being amortized over 5 and 10 years which represents the life of the portion of the contract related to Sprint's provision of additional members and the overall contract life relative to the co-branding feature, respectively. The member bases acquired from Spry, NETCOM, InfiNet and OneMain are being amortized over three years from the date of their respective acquisitions.

         The decrease in acquisition related costs from $41.0 million during the three months ended September 30, 1999 to $31.3 million during the three months ended September 30, 2000 and from $113.4 million during the nine months ended September 30, 1999 to $79.1 million during the nine months ended September
30, 2000 is primarily due to the fact that the customer base and the goodwill acquired in connection with the Sprint transaction were fully amortized by December 31, 1999.

         NET INTEREST INCOME

         Net interest income increased 149% from $6.1 million during the three months ended September 30, 1999 to $15.2 million during the three months ended September 30, 2000. Net interest income increased 156% from $15.1 million during the nine months ended September 30, 1999 to $38.6 million during the nine months ended September 30, 2000. The increase was primarily due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the Company made by Apple and Sprint during the nine months ended September 30, 2000. Interest expense decreased due to the repayment of $180.0 million in convertible debt in early April 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities used approximately $116.6 million in cash during the nine months ended September 30, 2000. The Company's net loss of $240.4 million for the nine months ended September 30, 2000, was the primary component of cash used in operating activities. During the nine months ended September 30, 2000, the Company's net losses were offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $126.5 million, and (ii) an increase in deferred revenue of $6.5 million. Cash used in operations during the nine months ended September 30, 2000 increased due to an increase in accounts receivable of $15.5 million.

         Our investing activities used cash of approximately $289.5 million during the nine months ended September 30, 2000. Capital equipment purchases were $97.1 million during the nine months ended September 30, 2000. In March 2000, the Company invested $6.0 million in eCompanies Venture Group, LP and invested $1.1 million in eMemories Inc. In September 2000, the Company acquired OneMain for approximately $302.8 million including transaction costs. The aggregate purchase price included cash of $155.4 million, an estimated $200,000 in cash payments in lieu of fractional shares and $10.3 million in cash payments related to transaction costs. The Company purchased the subscriber bases of other small ISPs for an aggregate amount of approximately $21.6 million.

         Our financing activities provided approximately $469.5 million in cash during the nine months ended September 30, 2000. In January 2000, the Company entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased 7.1 million shares of EarthLink's Series C Convertible Preferred Stock for $200 million. In February 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the aforementioned purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were Series B Convertible Preferred Stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $77 million. Proceeds from the exercise of stock options and warrants were $7.0 million during the nine months ended September 30, 2000. In April 2000, the Company repurchased approximately $180.0 million in aggregate principal amount of its 5% Convertible Subordinated Notes. In May 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the aforementioned merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B Convertible Preferred Stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.5 million. The Company repurchased 5 million shares of its Common stock for approximately $56.7 million.

         On September 30, 2000, we had approximately $749.2 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for more than the next 12 months. We also have a $75 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 2001, at an interest rate of 6% per annum. We have not borrowed any funds under this credit arrangement with Sprint and do not anticipate any such borrowings. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing other than the line of credit from Sprint, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

FORWARD LOOKING STATEMENTS

         The following statements about the Company's business outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligations to update these statements.

Based on current trends and operating plans, EarthLink expects to end the year 2000 with 4.7-4.8 million paying customers. This includes an expected increase of approximately 65,000 broadband customers in the fourth quarter to end the year at over 200,000 retail broadband customers. The company expects to achieve revenues of $290-295 million in the fourth quarter, and EBITDA of negative $47-52 million. The increased EBITDA loss in the fourth quarter versus the third quarter reflects expenses associated with a national advertising program to increase consumer awareness of the EarthLink brand and the inclusion of an entire quarter of results for OneMain. OneMain is operating at an EBITDA loss until its customer base is fully integrated onto a single billing and administrative platform and its operating, general and administrative functions are fully consolidated into EarthLink. Net loss before merger and acquisition-related costs is expected to be $0.48-0.53 per share.

By selectively focusing its marketing efforts on the most efficient channels and continuing to improve operating expense efficiency, the Company is targeting to achieve EBITDA-positive operation during the second half of 2001, subject to market conditions as outlined in our forward looking statements. Further guidance for 2001 will be provided in January 2001 after the completion of the Company's annual business plans.

         The preceding paragraph, Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its member base, (3) that the Sprint and/or the Apple alliance may not be as beneficial to the Company as management anticipates, (4) that demand for and availability and implementation of the Company's DSL broadband services may not continue to grow and improve as expected, (5) that prices which the Company may charge for its services or which are charged generally in the market may decline, (6) churn may not improve to expected levels, (7) the expected level of advertising, content and commerce revenues may not be achieved, (8) that prices charged to the Company by its telecommunications providers may not continue to decline as expected, (9) the Company may not adequately respond to technological developments impacting the Internet, (10) that needed financing may not be available to the Company if and as needed, (11) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (12) that a significant reversal in the trend toward increased usage of the Internet may occur, and (13) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in the Company's most recent filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not engage in trading of market-risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps.

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

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.   The following exhibits are filed as part of this report:

    EXHIBIT NO.     DESCRIPTION
    -----------     -----------
    27.1            Financial Data Schedule


(b) Reports on Form 8-K.

         On February 16, 2000 EarthLink filed a Current Report on form 8-K to report the consummation of the Merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises, Inc. ("MindSpring") into a newly created company, (the "Merger"). On September 22, 1999, EarthLink Network and MindSpring entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), as previously reported in the Current Report on Form 8-K filed by EarthLink on September 30, 1999. The Merger Agreement and the transactions contemplated thereby were approved by EarthLink Network and MindSpring stockholders at their respective stockholder meetings on February 4, 2000, and the merger of EarthLink Network and MindSpring into the newly created company was consummated on such date pursuant to the Merger Agreement. Upon the closing of the Merger, the new company was renamed "EarthLink, Inc." As a result of the Merger, EarthLink, Inc. is the successor registrant to EarthLink Network, Inc. and MindSpring Enterprises, Inc., and shall for all purposes be considered the successor registrant to such companies under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including without limitation for use of Form S-3 Registration Statements.

         On June 29, 2000, EarthLink dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and engaged Ernst & Young LLP as its new independent accountants. The decision to change the Company's accounting firm was recommended and approved by the Company's Audit Committee of the Board of Directors. This change was reported in a Form 8-K Current Report filed on July 6, 2000.

         On July 10, 2000, EarthLink filed a Current Report on Form 8-K to file certain historical financial statements related to the merger with MindSpring.

         On August 14, 2000, EarthLink filed a Current Report on Form 8-K to report an amendment to its Merger Agreement with OneMain.

         On September 19, 2000, EarthLink filed a Current Report on Form 8-K to announce the closing of its acquisition of One Main. The announcement of the pending acquisition was previously reported by EarthLink in a Form 8-K Current Report filed on June 21, 2000. OneMain is an Internet service provider based in Reston, Virginia. The aggregate purchase price for OneMain was approximately $262 million, or $10.06, per share, for each of OneMain's 26,048,003 common shares outstanding. The aggregate purchase price consisted of $155.4 million in cash and $200,000 in estimated cash payments in lieu of fractional shares, and 9,278,298 shares of EarthLink Common Stock valued at $106.7 at a closing price of $11.50 on September 11, 2000.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EARTHLINK, INC.



Date:  NOVEMBER 14, 2000         /s/ CHARLES G. BETTY
     ---------------------       -----------------------------------------------
                                 Charles G. Betty, Chief Executive Officer



Date:  NOVEMBER 14, 2000         /s/ LEE ADREAN
     ---------------------       -----------------------------------------------
                                 Lee Adrean, Executive Vice President - Finance
                                 and Administration and Chief Financial Officer
                                 (Principal Financial Officer)



Date:  NOVEMBER 14, 2000         /s/ D. CARY SMITH
     ---------------------       -----------------------------------------------
                                 D. Cary Smith, Corporate Controller (Chief
                                 Accounting Officer)