Form 10-K405
period 2000-12-31
EARTHLINK INC
filed 2001-03-09
CIK 1102541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 001-15605

                            ------------------------

                                EARTHLINK, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                   58-2511877
         (State of Incorporation)            (I.R.S. Employer Identification Number)

                   1375 PEACHTREE ST., ATLANTA, GEORGIA 30309
          (Address of principal executive offices, including zip code)

                                 (404) 815-0770
                 (Registrant's telephone, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on January 31, 2001 was $924.4 million. There were 130,293,541 shares of Common Stock outstanding as of January 31, 2001.

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 12, 2001 and to be used in connection with the Annual Meeting of Shareholders expected to be held on May 24, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EARTHLINK, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................      7

Item 3.   Legal Proceedings...........................................      8

Item 4.   Submission of Matters to a Vote of Security-Holders.........      8

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      9

Item 6.   Selected Financial Data.....................................     10

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     11

Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     21

Item 8.   Financial Statements and Supplementary Data.................     21

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     21

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     23

Item 11.  Executive Compensation......................................     23

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     23

Item 13.  Certain Relationships and Related Transactions..............     23

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     24

SIGNATURES............................................................     26

INDEX OF FINANCIAL STATEMENTS.........................................    F-1

EXHIBIT INDEX.........................................................    E-1

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--SAFE HARBOR STATEMENT".

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    EarthLink, Inc. (the "Company"), is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network, Inc. By combining the two companies, we formed the second largest ISP in the United States. Our objective is to provide directly to consumers the highest quality access to the real Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our customers. Success in achieving this objective will be measured by achieving the highest customer ratings for quality and the highest customer loyalty in the industry, steady growth in customers and revenues, and high rates of profitability as measured by return on sales and return on equity. This performance will deliver meaningful rewards to our three stakeholders: customers, employees, and stockholders. We are intensely focused on improving profitability by capitalizing on the continuing decline in telecommunications costs, the decline in the number of calls to our call centers due to the quality of our software and reliability of our services, benefits of scale, and streamlining of our internal processes and operations.

    Our customer base grew from approximately 3.1 million paying customers on December 31, 1999 to approximately 4.7 million paying customers on December 31, 2000. Our growth has resulted primarily from strategic acquisitions such as the purchase of OneMain.com, Inc. ("OneMain") in September 2000, as well as traditional marketing channels and alliances. We believe we have a high customer retention rate for our industry. Our retention rate is a product of our efforts to enhance our customers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) customer education and support.

    Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309 and our telephone number at that address is (404) 815-0770.

AMENDED RELATIONSHIP WITH SPRINT

    Since June 1998, our most important strategic alliance has been with Sprint Corporation. As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider, and we had exclusive access to certain dial-up modem ports in Sprint's network. We also had access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name.

    In February of 2001, we renegotiated our commercial and governance arrangements with Sprint to reflect the evolution of both our relationship and the telecommunications-Internet market. While we continue to have a close relationship with Sprint, the following highlights the changes we made:

COMMERCIAL RELATIONSHIP

    EarthLink continues to support a variety of Sprint-branded retail Internet services, such as Sprint's broadband services, and some of its web hosting services. EarthLink does this through a wholesale arrangement with Sprint. Sprint continues to sell EarthLink-branded dial up Internet access service, though Sprint may now, at its election create a Sprint-branded dial-up service, using EarthLink or competitive components on a wholesale basis. Although Sprint may continue to use the EarthLink brand in these wholesale services, it is not required to do so. EarthLink is likewise released from any obligation to co-brand any of its services with the Sprint brand.

    Both companies have removed all exclusivity provisions from the relationship. Sprint is free to pursue relationships with other ISPs, and we are free to enter into commercial relationships with other telecommunications service providers.

    As Sprint had already delivered nearly three quarters of the subscribers required under their five year, 750,000 subscriber guarantee, EarthLink released Sprint from the remainder of its guarantee. We are comfortable that the remainder of the original guarantee levels will be met by Sprint regardless.

GOVERNANCE RELATIONSHIP

    Among changes in the governance relationship commencing in September of 2001, Sprint no longer has the contractual right to acquire EarthLink through an unsolicited bid in September of 2001. Sprint will continue to have the right to maintain its percentage of our fully diluted equity ownership by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in an acquisition, or by the exercise of options or warrants or the conversion of convertible securities into voting stock. However, Sprint will have no other contractual rights to acquire EarthLink securities from the Company. Sprint will retain the ability to make a counteroffer to buy all, but not less than all, of our equity in the event a third-party seeks to acquire a controlling interest in EarthLink. In that case, our Board is not contractually obligated to accept Sprint's counter offer, but will analyze it in exercising their fiduciary duties to our stockholders.

    Sprint has also relinquished its right to appoint two members to our board of directors and Messrs. Esrey and Lauer, Sprint's prior representatives on our board, have resigned from their positions on our board. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, or if Sprint acquires all of the equity of EarthLink pursuant to a counter offer that our board of directors accepts, or if Sprint's ownership of our common and preferred equity falls below 10% of our total voting equity.

OTHER STRATEGIC ALLIANCES AND ACQUISITIONS

    In January 2000, we entered into a strategic alliance with Apple Computer Corporation. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005. In addition, Apple purchased $200 million of our newly created Series C convertible preferred stock.

    In September 2000, we acquired OneMain including approximately 732,000 individual access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.0 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately
$28.8 million.

    In November 2000, we signed a definitive agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable customers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-speed Internet access, content, applications and functionality will be made available to the approximately
20 million homes passed by Time Warner Cable's broadband-capable cable networks. This agreement to offer EarthLink's broadband Internet services over Time Warner Cable's systems was an important advance in bringing the benefits of open access to our subscribers and all Internet users. We expect that by building on our alliances with DSL, satellite, fixed wireless, and other cable operators, this arrangement will significantly expand our ability to provide subscribers with always-on, high-speed Internet access.

MARKETING CHANNELS

    Our sales and marketing efforts consist of the following programs:

    ADVERTISING. We advertise our services in print, billboards, electronic and broadcast media. We participate in national trade shows such as MacWorld, as well as some local and regional trade shows. During the fourth quarter, EarthLink initiated a major visually distinct advertising campaign aimed at raising brand awareness.

    DIRECT MARKETING. EarthLink promotes its services directly to customers in the form of disk and coupon distribution through the mail, and through promotional inserts in packages, periodicals and newspapers.

    ORIGINAL EQUIPMENT MANUFACTURER CHANNELS. EarthLink has marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our OEM partners include, among others, Apple Computer Corporation, and Hewlett Packard.

    APPLE ALLIANCE. Our alliance with Apple makes us the default ISP in Apple's setup software on its Macintosh branded line of computers through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the United States.

    AFFINITY MARKETING PROGRAM. Affinity marketing partners such as Discover Card and AAA of Southern California typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential customers.

    MEMBER REFERRAL PROGRAM. We believe that our existing customers are among our most important marketing tools. We currently waive one month of standard access service fees for each customer who refers a new customer to our service.

KEY BUSINESS AREAS

NARROWBAND ACCESS REVENUES

    Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and one time set up fees. We have approximately
4.3 million narrowband customers. Narrowband revenues were $833.4 million in 2000, which represented 84% of total revenues for the year.

WEB HOSTING

    We lease server space and provide web services to companies and individuals wishing to have a web or e-commerce presence. EarthLink's web hosting revenues were $65.8 million in 2000, which represented 7% of total revenues for the year. As of December 31, 2000, the Company hosted approximately 169,000 Web sites compared to approximately 109,000 in 1999, representing a 55% increase.

BROADBAND

    Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, fixed wireless and dedicated circuit services. Broadband has emerged as a meaningful business line and we are a leading provider in the broadband market. At the end of 1999, we serviced approximately 25,000 broadband customers in 12 major cities. At the end of 2000, we serviced approximately 215,000 broadband customers in 86 markets nationwide. Many of our broadband customers have upgraded from our dial up service. We continue to expand our broadband service so all of our dial up customers will have the option to upgrade to an EarthLink Broadband service rather than use a competing provider elsewhere. EarthLink's broadband revenues were $57.8 million or 6% of total revenues in 2000.

CONTENT, COMMERCE AND ADVERTISING

    We generate content, commerce and advertising revenues by leveraging the value of our customer base and user traffic. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our customers. The Premier Partnership Program focuses on third parties having a natural affinity to and benefit for our customer base. The program generates revenues through (1) sales of online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine eLink, and through our news magazine, bLink. We generally charge transaction fees on electronic commerce activities we facilitate.

SERVICES

    We currently support the pre-merger products and services of both the former EarthLink Network and MindSpring through approximately 6,500 dial-up points of presence, or POPs, as well as through our broadband access alternatives. Our primary service offerings include:

    - Dial-up Internet access,

    - High speed access via DSL, cable modem, fixed wireless or dedicated circuits,

    - Web hosting, and

    - Content, commerce and advertising.

    These services are offered in various competitively priced plans designed to meet the needs of our customers. Our Internet access software incorporates a telephone dialer and email program with several leading third-party Internet access tools, including our own proprietary browser as well as the latest browsers from Netscape and Microsoft. This software provides a functional, easy-to-use Internet access solution for Windows and Macintosh platforms. The software automatically installs these and other software applications on customer computers. The simple point-and-click functionality of our software, combined with its easy-to-use multimedia registration and installation system, permits online credit card registration, allowing both our novice and experienced customers to quickly set up access to the Internet.

    Our business services consist of:

    - Web hosting, the business of maintaining a customer's Internet Web site,

    - Web page design,

    - domain name registration, and

    - e-commerce solutions.

    In December 1999, we debuted our new access software and online interface, EarthLink 5.0. EarthLink 5.0 is designed to provide customers with an intuitive, all-in-one Internet environment. It allows for customization and personalization, letting EarthLink customers take advantage of the power, speed and scope of a direct Internet connection through one fully-integrated user interface. Customers need only click a button to access the Web, email, chat or other Internet applications. In addition to a one-stop Internet environment, EarthLink 5.0's robust feature set includes an intuitive multimedia-aided account setup process, full management of user profiles and locations, seamless setup and use of broadband connections, and multiple personalization and productivity options.

    In December 2000, we introduced the "EarthLink Everywhere" initiative in which we focus on enabling customers to access the Internet no matter where they are; through both wired and wireless non-pc devices and appliances. Under the EarthLink Everywhere program we research and select the most promising new technologies, and bring those access technologies to market.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

    We believe that reliable customer service and technical support are critical to retaining existing customers and attracting new ones. We provide the following services:

    - toll-free, live telephone assistance available seven days a week, 24 hours a day,

    - email-based assistance available seven days a week, 24 hours a day,

    - live chat support 5 days a week from 9 AM to 5 PM PST

    - help sites and Internet guide files on the EarthLink Web site, and

    - printed reference material.

    We also provide support for businesses with dedicated access connections and web sites. In addition, we maintain newsgroups on the Internet where subscribers can post requests for help and other subscribers, as well as our own support personnel, can respond.

    We currently handle an average of over 55,000 customer service and technical support calls a day through our call centers located in Pasadena, California; Sacramento, California; Rocklin, California; Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; San Jose, California; and Dallas, Texas. We also contract with call center services vendors whose EarthLink-trained employees provide additional technical support assistance. We believe the call centers' technology and systems are scaleable to accommodate call volume growth. We actively evaluate our call center facilities in order to deliver more effective and efficient services to our customers.

TECHNICAL DEVELOPMENT AND SERVICE ENHANCEMENT

    We place significant emphasis on expanding and refining our services to enhance our customer's Internet experience. Our technical staff is engaged in a variety of technical development and service enhancement activities and continuously reviews new third-party software products and technology for potential incorporation into our systems and services. EarthLink 5.0 is a recent product of these efforts. The most recent release of EarthLink 5.0, version 5.03, in December 2000 was a significant event for us. Now every EarthLink customer can use the same software to connect to EarthLink. Whether they are a former MindSpring, EarthLink Network, Sprynet, Netcom, or Sprintmail customer, this version of EarthLink 5.0 will get them connected. We also regularly update and expand the online services provided through the EarthLink Web site, organize Web content and develop online guides, help screens and other user services and resources.

POPS AND NETWORK INFRASTRUCTURE

    We provide our customers with Internet access primarily through both Company managed network and third-party network points of presence, ("POPs"). Over 90% of the U.S. population can access our Internet service through a local telephone call. We have access to third-party provider POPs through network services agreements with UUNet, PSINet, Level 3, Sprint, GTE Internetworking Incorporated (formerly BBN Planet Corporation) and ICG Netahead.

    We believe that using a combination of EarthLink-owned POPs and leased third-party POPs enables us to provide Internet access services on a nationwide basis while managing the timing and magnitude of its capital expenditures. We employ a strategy of leasing POPs from third-party providers in locations where it is more economical to do so. These are typically geographic areas where we have lower market penetration than areas we serve through EarthLink-owned POPs. We periodically reevaluate the economics of this strategy and, if warranted, may install a EarthLink POP to replace or overlap with a third-party POP. Customers located in a geographic area not currently serviced by a local POP can access the Internet through an 800 service.

    We have invested in measures to minimize the effects of damage from fire, earthquake, power loss, telecommunications failure, computer viruses, security breaches and similar events using backup Internet services or backbone facilities or other redundant computing or telecommunications facilities.

COMPETITION

    We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

    - established online services, such as America Online, the Microsoft Network and Prodigy,

    - local, regional and national ISPs, such as Internet America,

    - national telecommunications companies, such as AT&T and Verizon,

    - regional Bell operating companies, such as BellSouth and SBC Communications Corp,

    - online cable services, such as @Home and Roadrunner,

    - free ISPs such as Netzero and Juno, and

    - broadband providers such as cable television, utility and local and long distance telephone companies.

    Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire ISPs and otherwise provide ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce (or preventing us from raising) our fees. As a result, our business may suffer.

PROPRIETARY RIGHTS

    GENERAL. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. From time to time, third parties have alleged that certain of our trademarks infringe their trademarks. None of these claims has had an adverse effect on our ability to market and sell our services. However, we cannot ensure that those claims will not have an adverse effect in the future or that others will not assert infringement claims against us in the future.

    LICENSES. We have licenses to distribute and/or use third-party software incorporated in our software. Significant applications which we license for distribution include Netscape Communicator (this license automatically renews each December for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license expires in August 2001 and thereafter automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license renews each year). We acquired some software, trademarks and other proprietary technology from Spry and Netcom which we may continue to use in support of the customers we acquired from those companies. We have an agreement with America Online (AOL) under which we distribute a co-branded EarthLink version of AOL Instant Messenger. We intend to maintain or negotiate renewals of existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could have a material adverse effect on us.

EMPLOYEES

    As of December 31, 2000, we employed 7,377 individuals, including 1,149 sales and marketing personnel, 5,782 operations and customer support personnel and 446 administrative personnel. We believe we have good relations with our employees. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

ITEM 2. PROPERTIES.

    The Company maintains facilities and offices at various locations throughout the United States for general corporate purposes, including technology centers, customer call centers, office space and our corporate headquarters.

    Our principal executive offices are in Atlanta, Georgia. We lease approximately 323,000 square feet in our headquarters building at a current monthly rent of $222,000. We purchased land and a building in Atlanta, Georgia for $5 million to house an equipment and technology center. We also lease a 110,000 square foot facility in Pasadena, California to house an equipment and technology center. Current monthly rent on the facility is $147,000.

    In addition, we maintain leased space for customer support call centers and office purposes in Atlanta, Georgia, Harrisburg, Pennsylvania, Pasadena, California, Phoenix, Arizona, Sacramento, California, San Jose, California, Rocklin, California, and Dallas, Texas.

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

ITEM 3. LEGAL PROCEEDINGS.

    We are not currently involved in any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business or financial condition. There are proceedings pending before the Federal Communications Commission and other governmental legislative and regulatory authorities that could adversely affect the ISP industry and the means by which ISPs conduct business and the cost structure for ISP services. Other than limited lobbying efforts, we are not parties to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Prior to the merger of the two companies in February 2000, EarthLink Network common stock was listed and traded on the Nasdaq National Market under the symbol "ELNK," and MindSpring common stock was listed and traded on the Nasdaq National Market under the symbol "MSPG". This table sets forth for the indicated periods the high and low sales prices per share, as reported as composite transactions in THE WALL STREET JOURNAL. Neither EarthLink Network nor MindSpring has ever paid dividends to its common stockholders. The data given for EarthLink Network has been adjusted for the 1.615 exchange ratio of its common stock in the merger with MindSpring.

                                                   EARTHLINK            MINDSPRING
                                                 NETWORK, INC.       ENTERPRISES, INC.
                                                 COMMON STOCK          COMMON STOCK
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................   $55.26     $35.49     $62.50     $31.25
Second Quarter..............................    56.04      23.07      66.50      27.94
Third Quarter...............................    43.65      22.95      54.88      23.00
Fourth Quarter..............................    39.01      24.15      40.44      23.88
YEAR ENDED DECEMBER 31, 2000
First Quarter (through February 4, 2000)....   $30.15     $25.39     $30.15     $26.00

                                                                EARTHLINK, INC.
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000
February 7 through March 31, 2000...........................   $31.88     $18.81
Second Quarter..............................................    22.19      10.56
Third Quarter...............................................    17.50       8.91
Fourth Quarter..............................................     9.69       4.75
YEAR ENDING DECEMBER 31, 2001
First Quarter (through February 23, 2001)...................   $10.88     $ 5.06

    The last reported sale price of the Company's common stock on the Nasdaq National Market on March 8, 2001 was $9.95 per share. There were approximately 1,708 holders of record of the Company's common stock. Our common stock is listed and traded on the Nasdaq National Market under the symbol "ELNK".

RECENT SALES OF UNREGISTERED SECURITIES

    In January 2000, Apple purchased 7.1 million shares of Series C convertible preferred stock in connection with a multi-year partnership with EarthLink. In February 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the purchase of shares by Apple. Sprint purchased
2.7 million shares of which 682,000 were common stock and 2.0 million were Series B convertible preferred stock. In May 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the merger of EarthLink Network and MindSpring. Sprint purchased approximately
26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Each of these issuances was done pursuant to an exemption from registration based on Section 4(2) of the Securities Act of 1933. The proceeds of the stock issuances were used principally for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1996       1997       1998        1999         2000
                                         --------   --------   --------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $ 51,362   $133,444   $290,614   $  670,433   $  986,630
Operating costs and expenses...........    89,142    165,641    345,069      866,113    1,381,431
Loss from operations...................   (37,780)   (32,197)   (54,455)    (195,680)    (394,801)
Net loss...............................   (38,761)   (33,997)   (53,178)    (173,694)    (345,922)
Deductions for accretion
  dividends(1).........................        --         --     (7,601)     (14,106)     (23,730)
                                         --------   --------   --------   ----------   ----------
Net loss attributable to common
  stockholders.........................  $(38,761)  $(33,997)  $(60,779)  $ (187,800)  $ (369,652)
                                         ========   ========   ========   ==========   ==========
Basic and diluted net loss per
  share(2).............................  $  (0.76)  $  (0.44)  $  (0.66)  $    (1.65)  $    (2.99)
                                         ========   ========   ========   ==========   ==========
Weighted average shares(2).............    51,119     77,387     91,466      113,637      123,592
                                         ========   ========   ========   ==========   ==========
OTHER OPERATING DATA:
  EBITDA(3)............................  $(30,342)  $(14,127)  $ 15,498   $   (6,157)  $ (189,249)
  Cash flows from
    Operating activities...............   (18,227)    (9,936)    62,098       44,211     (127,162)
    Investing activities...............   (39,697)   (25,097)   (56,886)    (339,749)    (351,731)
    Financing activities...............    70,855     47,223    277,559      672,684      467,886

                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                           1996       1997       1998         1999         2000
                                         --------   --------   ---------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents..............  $ 13,646   $ 25,836   $ 308,607   $  685,753   $  674,746
Total assets...........................    62,351     91,175     510,002    1,109,147    1,486,137
Long-term debt.........................     8,813     13,308      10,125      188,367       13,472
Total liabilities......................    44,192     63,685     109,515      350,694      303,886
Accumulated deficit....................   (45,802)   (79,799)   (140,578)    (328,378)    (698,030)
Stockholders' equity...................    18,159     27,490     400,487      758,453    1,182,251

------------------------

(1) Reflects the accretion of liquidation dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF 98-5.

(2) Each outstanding share of then existing EarthLink Network, Inc. common stock was exchanged for 1.615 shares of the common stock of EarthLink and each outstanding share of then existing MindSpring Enterprises, Inc. common stock was exchanged for one share of the common stock of EarthLink. See note 1 of the Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

(3) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discusses the financial condition and results of operations of EarthLink, Inc. for 2000 and the consolidated results of EarthLink
Network, Inc. and MindSpring Enterprises, Inc. for 1998 and 1999. The following should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

SAFE HARBOR STATEMENT

    The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include "forward looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its member base, (3) our arrangement with Apple may not be as beneficial to the Company as management anticipates, (4) that demand for and availability and implementation of the Company's broadband services may not continue to grow and improve as expected, (5) that prices which the Company may charge for its services or which are charged generally in the market may decline, (6) that our customer churn may not improve to expected levels,
(7) that the expected level of advertising, content and commerce revenues may not be achieved, (8) that prices charged to the Company by its telecommunications providers may not continue to decline as expected, (9) that the Company may not adequately respond to technological developments impacting the Internet, (10) that needed financing may not be available to the Company if and as needed, (11) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (12) that a significant reversal in the trend toward increased usage of the Internet may occur, and (13) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in the Company's most recent filings with the SEC.

OVERVIEW

    EarthLink, Inc. is a leading Internet service provider, ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 by the merger of EarthLink Network and MindSpring. The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, we formed the second largest Internet service provider in the United States. The combined company is expected to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies management teams. The combined company will also be able to take advantage of the complementary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its customer growth rate.

    Our customer base grew from approximately 3.1 million paying customers on December 31, 1999 to approximately 4.7 million paying customers on December 31, 2000, making us one of the world's leading ISPs. Our growth has resulted from strategic acquisitions as well as traditional marketing channels and alliances. Our organic growth is a product of our efforts to enhance our customers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) customer education and support. As a result, we believe we have a better than average customer retention rate for our industry.

    The Company continues to pursue revenue growth in four key business areas:

    - NARROWBAND ACCESS REVENUES which consist of monthly fees charged to customers for dial up Internet access and one time set up fees;

    - WEB HOSTING REVENUES which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence

    - BROADBAND ACCESS REVENUES which consists of fees charged for high-speed, high capacity access services including DSL, cable, fixed wireless and dedicated circuits

    - CONTENT, COMMERCE AND ADVERTISING REVENUES which represent (1) sales of banner and other online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and, (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine eLink, and through our bi-monthly magazine, bLink.

    In June 1998, we entered into a strategic alliance with Sprint. As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider with exclusive access to certain dial-up modem ports in Sprint's network. In February 2001, we amended our arrangements with Sprint. While we continue to have a close relationship with Sprint we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. Consequently, we wrote off approximately $11.3 million in related unamortized intangible assets in February 2001. However, we will continue to provide both co-branded and private labeled internet access services to Sprint for sale to its customers. Sprint exceeded the minimum number of new customers in each year during our original arrangement, and we anticipate that they will continue to meet or exceed this level during the foreseeable future.

    In February 1999, we purchased substantially all of NETCOM On-Line Communication Services, Inc.'s subscriber accounts in the U.S., including approximately 408,000 individual access accounts, approximately 25,000 dedicated Internet access accounts and approximately 3,000 Web hosting accounts. NETCOM, now known as ICG Netahead, Inc., is a wholly-owned subsidiary of ICG Communications, Inc. We also acquired assets used in serving those customers, including leased operations facilities in San Jose, California and Dallas, Texas and ICG Netahead's rights to the "NETCOM" name, except in Canada, the United Kingdom and Brazil. ICG Netahead retained all of its assets used in connection with its network operations. Under a separate network services agreement with ICG Netahead, EarthLink purchases access to ICG Netahead's network. EarthLink paid $245 million for the NETCOM assets, consisting of $215 million in cash and $30 million in common stock.

    In January 2000, we entered into a strategic alliance with Apple Computer. Our alliance with Apple makes us the default ISP in Apple's setup software on its Macintosh branded line of computers through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the United States.

    In September 2000, we acquired OneMain, including approximately 732,000 individual access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.0 million. The aggregate purchase price consisted of (i) $155.4 million in cash,
(ii) approximately $200,000 in cash payments in lieu of fractional shares, and
(iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                 DECEMBER 31, 1998        DECEMBER 31, 1999        DECEMBER 31, 2000
                                               ---------------------    ---------------------    ---------------------
                                                              % OF                     % OF                     % OF
                                                (000'S)     REVENUE      (000'S)     REVENUE      (000'S)     REVENUE
                                               ----------   --------    ----------   --------    ----------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Narrowband access..........................  $  260,229      90%      $  582,883      87%      $  833,415      84%
  Web hosting................................      22,007       7           47,435       7           65,756       7
  Broadband access...........................       3,321       1           23,540       4           57,753       6
  Content, commerce and advertising..........       5,057       2           16,575       2           29,706       3
                                               ----------     ---       ----------     ---       ----------     ---
    Total revenues...........................     290,614     100          670,433     100          986,630     100
Operating costs and expenses:
  Cost of revenues...........................     115,529      40          248,487      37          368,133      37
  Sales and marketing........................      65,037      22          219,349      33          443,708      45
  Operations and member support..............      80,244      28          182,134      27          297,027      30
  General and administrative.................      34,575      12           67,876      10          106,148      11
  Merger-related charges(1)..................          --      --               --      --           33,967       4
  Acquistion-related costs(2)................      49,684      17          148,267      22          132,448      13
                                               ----------     ---       ----------     ---       ----------     ---
    Total operating costs and expenses.......     345,069     119          866,113     129        1,381,431     140
                                               ----------     ---       ----------     ---       ----------     ---

Loss from operations.........................     (54,455)    (19)        (195,680)    (29)        (394,801)    (40)
Net interest income (expense)................       3,671       1           21,986       3           46,485       5
Income tax (provision) benefit...............      (2,394)     --               --      --            2,394      --
                                               ----------     ---       ----------     ---       ----------     ---
    Net loss.................................     (53,178)    (18)        (173,694)    (26)        (345,922)    (35)
Deductions for accretion dividends...........      (7,601)     (3)         (14,106)     (2)         (23,730)     (2)
                                               ----------     ---       ----------     ---       ----------     ---
Net loss attributable to common
  stockholders...............................  $  (60,779)    (21)%     $ (187,800)    (28)%     $ (369,652)    (37)%
                                               ==========     ===       ==========     ===       ==========     ===

OTHER OPERATING DATA:
Number of members at year end................   1,640,000                3,122,000                4,690,000
Number of employees at year end..............       2,320                    4,828                    7,377
EBITDA(3)....................................  $   15,498       5%      $   (6,157)     (1)%     $ (189,249)    (19)%

CASH FLOW DATA:
Cash flow from (used in) operations..........  $   62,098               $   44,211               $ (127,162)
Cash flow used in investing activities.......     (56,886)                (339,749)                (351,731)
Cash flow from financing activities..........     277,559                  672,684                  467,886

--------------------------

(1) Represents merger and restructuring costs incurred during the three months ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense resulting from the merger.

(2) Represent the amortization of intangible assets acquired in the acquisition of other companies and groups of subscribers, and a one-time transaction cost, in June 1999, of $1,397,000 resulting from the strategic alliance with Sprint.

(3) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States.

NARROWBAND ACCESS REVENUES

    Narrowband access revenues consist of monthly fees charged to customers for dial up Internet access. Narrowband revenues increased 43% from $582.9 million during 1999 to $833.4 million during 2000. The substantial growth in narrowband revenues was primarily due to an increase in the Company's narrowband customer base from 3.0 million at December 31, 1999 to 4.3 million at December 31, 2000. The growth in our customer base was primarily due to acquisitions and our efforts in sales and marketing. We acquired approximately 408,000 customers from Netcom in February 1999, approximately 732,000 customers were acquired from OneMain in September 2000, and approximately 190,000 were acquired in various smaller subscriber acquisitions from June through December 2000.

WEB HOSTING REVENUES

    Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Web hosting revenues increased 39% from $47.4 million during 1999 to $65.8 million during 2000. As of December 31, 2000, and including the approximately 20,000 Web sites acquired from OneMain, the Company hosted approximately 169,000 Web sites, compared to approximately 109,000 as of December 31, 1999.

BROADBAND ACCESS REVENUES

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including digital subscriber line (DSL), cable, dedicated circuits and fixed wireless services. Broadband revenues increased 146% from $23.5 million during 1999 to $57.8 million during 2000. The substantial growth in broadband revenues was primarily due to an increase in the Company's broadband customer base from 25,000 at December 31, 1999 to 215,000 at December 31, 2000, including 6,000 subscribers acquired from OneMain. We serviced 86 broadband markets nationwide as of December 31, 2000.

CONTENT, COMMERCE AND ADVERTISING REVENUES

    Content, commerce and advertising revenues primarily represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues;
(iii) payments for ads in our various on-line properties and our quarterly magazine, bLink, and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our customers. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall and through our news magazine, bLink. Content, commerce and advertising revenues increased 79% from $16.6 million in 1999 to $29.7 million during 2000. However, content, commerce and advertising revenues declined 19% from the second quarter to the third quarter and 12% from the third quarter to the fourth quarter. In the current soft environment for "dot.com" advertising, renegotiation or termination of contracts with smaller or niche "dot.com" companies, who could not achieve attractive customer acquisition costs, more than offset growth in revenues from larger, established partners, for whom EarthLink is an effective advertising or content partner. Our decline in revenue also resulted from the absence of special promotional opportunities such as the second quarter's EarthLink-sponsored Wheel of Fortune week and the loss of the last of the former MindSpring advertising and commerce partners where EarthLink Network already had competitive relationships.

COST OF REVENUES

    Cost of revenues increased 48% from $248.5 million during 1999 to $368.1 million during 2000. The increase was primarily due to the increase in our customer base. Cost of revenues as a percentage of revenues was unchanged at 37% year to year. However, cost of revenues, as a percentage of revenues, has increased approximately 2% during the fourth quarter as compared to the third quarter. This increase is primarily due to (i) the increasing percentage of our business in DSL broadband services, which has a higher percentage cost of revenues compared to narrowband access, and (ii) the inclusion of $24.3 million in costs of revenue from OneMain. OneMain had a higher cost of revenues as a percent of revenues due to its participation in smaller, more rural markets where lower customer density and less competition among telecommunications infrastructure providers leads to higher communications costs per customer.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial customers, salaries, promotional material, and the cost of consumer premise equipment and installation for broadband customers, net of reimbursements from our providers. Sales and marketing increased 102% from $219.3 million during 1999 to $443.7 million during 2000. The increase was primarily due to the costs of growing our customer base from 3.1 million at December 31, 1999 to 3.9 million at December 31, 2000, prior to the inclusion of OneMain subscribers. This subscriber growth is in accordance with management's efforts to achieve organic growth and increasing market share through marketing strategies. These efforts include the implementation of an advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. The increase is also a result of the cost of modems given to subscribers to the Company's DSL service for free or significantly below EarthLink's costs. Growth in sales and marketing expenses slowed to 3% from the third quarter to the fourth quarter of 2000. The reduction in the growth of sales and marketing expense is a result of managements focus on achieving profitability. This includes reduced spending on the less cost effective channels, particularly in narrowband. Sales, marketing and other direct costs associated with the acquisition of customers are generally expensed as incurred.

OPERATIONS AND CUSTOMER SUPPORT

    Operations and customer support expenses consist primarily of costs associated with technical support and customer service, as well as customer information systems, software development, and network operations. Operations and customer support increased 63% from $182.1 million during 1999 to $297.0 million during 2000. The increase principally reflects (1) the increase in customers from 3.1 million at December 31, 1999 to 3.9 million at December 31, 2000, prior to the acquisition of OneMain subscribers, (2) the inclusion of OneMain, which has historically had higher expense ratios, (3) the opening of additional call centers, and (4) management's focus on retaining existing customers by providing superior service and devoting significant resources to expanding technical support capabilities.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of costs associated with the finance, legal and human resources departments, outside professional services, and payment processing, collections and bad debt expenses. General and administrative expense increased 56% from $67.9 million during 1999 to $106.1 million during 2000. The increase was primarily due to increases in salaries and wages, depreciation, credit card processing fees, bad debt and the inclusion of OneMain, which has historically had higher expense ratios. The rise in salaries and wages was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were primarily due to the increase in our customer base.

MERGER AND RELATED CHARGES

    During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Substantially all of this amount has been paid as of December 31, 2000.

    On September 12, 2000, EarthLink assumed OneMain's restructuring liabilities of $5.4 million. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The plan called for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. As of December 31, 2000, approximately 418 employees have been terminated as a result of this plan. No additional adjustments have been made to the reserve. The following table summarizes the activity in the accruals during the year ended December 31, 2000. The balance of the restructuring accrual at December 31, 2000 is expected to be paid within 12 months.

                                                          MERGER AND                          BALANCE AT
                                                           RELATED     NON-CASH              DECEMBER 31,
                                                            COSTS       ITEMS     PAYMENTS       2000
                                                          ----------   --------   --------   ------------
                                                                          (IN THOUSANDS)
Costs incurred to effect the merger of EarthLink
  Network and MindSpring:
    Investment banking fees.............................   $16,411     $    --    $(16,411)    $    --
    Printing, filing, mailing, proxy solicitation,
      legal, accounting and advisory fees...............     6,118          --     (6,118)          --
    Acceleration of unamortized costs associated with
      line of credit and convertible debt...............     6,792          --     (6,792)          --
    Severance costs and accelerated compensation
      expense...........................................     2,716      (1,076)    (1,640)          --
    Other...............................................     1,930          --     (1,930)          --
                                                           -------     -------    --------     -------
      Subtotal..........................................    33,967      (1,076)   (32,891)          --
OneMain restructuring liabilities assumed by EarthLink:
    Severance costs.....................................     4,502          --       (776)       3,726
    Non-cancellable leases..............................       942          --        (43)         899
                                                           -------     -------    --------     -------
      Subtotal..........................................     5,444          --       (819)       4,625
Exit costs included in OneMain purchase price:
    Severance costs.....................................     6,443          --     (2,000)       4,443
    Write-off of duplicative assets.....................     4,322      (4,322)        --           --
    Non-cancellable leases..............................     1,000          --         --        1,000
                                                           -------     -------    --------     -------
      Subtotal..........................................    11,765      (4,322)    (2,000)       5,443
                                                           -------     -------    --------     -------
                                                           $51,176     $(5,398)   $(35,710)    $10,068
                                                           =======     =======    ========     =======

ACQUISITION RELATED COSTS

    Intangible assets acquired in connection with our transaction with Sprint that was closed in September of 1998 have been amortized on a straight-line basis over their estimated useful lives. The customer base and goodwill associated with the Sprint Internet Passport business that we acquired in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreements, which we also entered into with Sprint, have been amortized over 5 and 10 years, which represented the lives of the original portion of the contracts related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively (see note 16 of the Consolidated Financial Statements). The customer bases acquired from Spry, NETCOM, InfiNet and OneMain are being amortized over three years from the date of their respective acquisitions.

    The decrease in acquisition related costs from $148.3 million 1999 to $132.4 million during 2000 is primarily due to the fact that the customer base and the goodwill acquired in connection with the Sprint transaction were fully amortized by December 31, 1999. Note that the remaining Sprint intangibles of $11.3 million, as of February 2001, will be written off in 2001 due to the aforementioned change in the terms of our agreement with Sprint. See note 16 of the Consolidated Financial Statements.

NET INTEREST INCOME (EXPENSE)

    Net interest income (expense) increased 111% from $22.0 million during 1999 to $46.5 million in 2000. The increase was primarily due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the Company made by Apple and Sprint during 2000. Interest expense decreased due to the repayment of $180.0 million in convertible debt in early April 2000.

1999 COMPARED TO 1998

NARROWBAND ACCESS REVENUES

    EarthLink's narrowband revenues increased from $260.2 million in 1998 to $582.9 million in 1999, a 124% increase. The substantial growth in narrowband revenues was primarily due to an increase in the Company's customer base from
1.6 million at December 31, 1998 to 3.1 million at December 31, 1999. We acquired approximately 408,000 customers from NETCOM in February 1999, 130,000 were acquired from Spry in October 1998, and approximately 130,000 customers were acquired in June 1998 from Sprint.

WEB HOSTING

    EarthLink's Web hosting revenues increased from $22.0 million in 1998 to $47.4 million in 1999, a 116% increase. As of December 31, 1999, the combined company hosted 109,000 Web sites compared to 36,000 in 1998, a 203% increase.

BROADBAND ACCESS

    EarthLink's broadband revenues increased from $3.3 million in 1998 to $23.5 million in 1999, a 612% increase. In 1999, our main broadband focus became DSL. In the fourth quarter of 1999, we began service to 12 major cities giving us access to 15 markets nationwide. As of December 31, 1999, the combined company had 25,000 broadband customers.

CONTENT, COMMERCE AND ADVERTISING

    Content, commerce and advertising revenues increased from $5.1 million in 1998 to $16.6 million in 1999, a 225% increase. This increase resulted from the increase in the number of our Premier Partners and the increase in the EarthLink customer base, which makes us more attractive to our partners.

COST OF REVENUES

    Cost of revenues increased 115% during 1999 as compared 1998, primarily due to the increase in our customer base. However, cost of revenues as a percentage of revenues decreased from 40% to 37%. This is attributable to: (a) more effective management of our network, (b) the addition of lower cost POP providers such as Sprint and Level 3, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leveraged our growing customer base.

SALES AND MARKETING

    Sales and marketing expenses increased 237% from $65.0 million in 1998 to $219.3 million during 1999. The increase was primarily due to the costs of growing our customer base from 1.6 million customers to 3.1 million customers and was in accordance with management's increased emphasis on organic growth through marketing strategies. This increased emphasis included the implementation of an ambitious advertising program to create brand awareness, the development of new marketing channels, the expansion of sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of customers are generally expensed as incurred.

OPERATIONS AND CUSTOMER SUPPORT

    Operations and customer support expenses increased from $80.2 million or 28% of revenue for the year ended December 31, 1998 to $182.1 million or 27% of revenue for the year ended December 31, 1999. These increases reflect (1) the increase in customers from 1.6 million to 3.1 million, (2) the opening of additional call centers in 1999 and (3) management's focus on retaining existing customers by providing superior service and devoting significant resources to expanding technical support capabilities.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 96% from $34.6 million in 1998 to $67.9 million in 1999. The increase was primarily due to increases in payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was primarily due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our customer base. As a percentage of total revenues, general and administrative expenses decreased from 12% in 1998 to 10% in 1999.

ACQUISITION RELATED COSTS

    The increase in acquisition related costs from $49.7 million 1998 to $148.3 million during 1999 is primarily due to the fact that the Company amortized the customer bases and goodwill acquired from Sprint, acquired in June 1998, and Spry, acquired in September 1998, for a full year 1999. In addition, the Company acquired the customer base of NETCOM in February 1999.

INTEREST INCOME AND EXPENSE, NET

    Net interest income increased from $3.7 million in 1998 to $22.0 million 1999. The increase was primarily due to an increase in average cash balances available for investment as a result of our public offerings of common stock completed in 1998 and 1999. Interest expense increased due to borrowings of $80 million under the credit facility to finance the NETCOM acquisition and $179.9 million in 5% convertible subordinated notes. This increase in interest expense was partially offset by aging of lease obligations and a general reduction in interest rates paid on capital leases entered into during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities provided approximately $62.1 million, and $44.2 million during the years ended December 31, 1998 and 1999, respectively, and used approximately $127.2 million in cash during the year ended December 31, 2000. Our net losses of $53.2 million, $173.7 million and $345.9 million were the primary components of cash used in operating activities in the three years ended December 31, 2000 respectively. Our net losses were offset by significant non-cash depreciation and amortization expenses relating to the Company's network and intangible assets of $70.0 million,

$190.5 million and $205.6 million during the three years ended December 31, 2000, respectively. In 1998 and 1999, the Company's net losses were further offset by significant increases in deferred revenues and accounts payable and accrued expenses.

    Our investing activities used cash of approximately $56.9 million, $339.7 million and $351.7 million in 1998, 1999 and 2000, respectively. Capital equipment purchases were $44.5 million, $109.8 million and $139.4 million during the three years then ended. Net cash received in the Sprint transaction of $23.8 million was partially offset by Sprint transaction costs of $9.9 million for the year ended December 31, 1998. MindSpring acquired the subscriber base of Spry, Inc. effective October 1998 with an initial cash payment of $25 million followed by a final payment of $7 million in the first quarter of 1999. In 1999, MindSpring acquired the customer base of NETCOM and approximately $13.2 million of capital equipment for consideration of $245 million, consisting of $215 million in cash and common stock valued at $30 million, (752,232 shares, at a price per share of $39.88). During 1999 and 2000, EarthLink invested
$4.0 million and $6.0 million, respectively, in a limited partnership. In September 2000, EarthLink acquired OneMain for approximately $315.0 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million at a closing price of $11.50 on September 11, 2000. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately
$28.8 million. We purchased the subscriber bases of other small ISPs for an aggregate amount of approximately $40.2 million.

    Financing activities provided approximately $277.6 million, $672.7 million and $467.9 million in cash during 1998, 1999 and 2000, respectively. In
May 1998, MindSpring completed a follow on public offering of 6.0 million shares of its common stock at $8.84 per share. Net proceeds from the offering were approximately $49.8 million. In June 1998, EarthLink Network completed a follow on public offering of 6.1 million shares of its common stock at $18.58 per share. The offering consisted of 4.9 million shares, including 791,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 1.2 million shares. Net proceeds were approximately $106.3 million. In December 1998, MindSpring completed a follow on public offering of 4.6 million of its common stock at $28.50 per share. Net proceeds from the offering were approximately
$124.8 million. In January 1999, EarthLink Network completed a follow on public offering of 3.9 million shares of its common stock at $45.59 per share. The offering consisted of 3.7 million shares and an underwriter's over-allotment of 160,000 shares exercised in February 1999. Net proceeds to EarthLink Network were approximately $170 million. In conjunction with the aforementioned
January 1999 offering, Sprint exercised its preemptive rights to maintain its existing ownership level in EarthLink Network. Accordingly, Sprint purchased
1.2 million shares of which 310,000 were common stock and 932,000 were Series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million. In February 1999, Sprint exercised its preemptive rights the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Sprint purchased 62,000 shares of which 15,000 were common stock and 47,000 were Series B convertible preferred stock. Proceeds from the sale of stock to Sprint were $2.7 million. In
April 1999, MindSpring completed a follow on public offering of 5.5 million shares of its common stock. Net proceeds were approximately $263.5 million. MindSpring also sold $180.0 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately
$174.1 million. In January 2000, EarthLink Network entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased 7.1 million shares of EarthLink's Series C convertible preferred stock. Net proceeds were $199.5 million. In February 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares, of which 682,000 were common stock and
2.0 million were Series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $76.9 million. In

April 2000, the Company repurchased approximately $180.0 million in aggregate principal amount of its 5% Convertible Subordinated Notes. In May 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately
6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.4 million. The Company repurchased 5 million shares of its common stock for approximately
$56.7 million. Proceeds from the exercise of stock options and warrants were $7.4 million during 2000. During 1998, 1999 and 2000 we financed the acquisition of data processing and office equipment amounting to approximately
$9.3 million, $13.5 million and $5.6 million respectively, through equipment leases and sale leaseback agreements. We record sale leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the lease agreement.

    On December 31, 2000, we had approximately $674.7 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for more than the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. See comments under "Safe Harbor Statement" above. The Company undertakes no obligations to update these statements.

    In 2001, the Company's principal operating objectives are to continue growing the broadband business rapidly while significantly improving profitability, demonstrating the ability to generate cash from operations. The Company is targeting achieving EBITDA-positive operation in the fourth quarter of 2001.

    Based on current trends and operating plans now in place for the year, we expect to end 2001 with over 5 million paying customers. Most of that growth will come from the broadband product line. We will capitalize on strong market demand, our national footprint, and our ability to deploy DSL, cable, fixed wireless and satellite broadband solutions to grow our broadband base to over 500,000 subscribers by year-end. We expect the number of our narrowband subscribers to be relatively flat year over year. Revenues for the year are expected to be between $1.2 and $1.3 billion.

    We expect to improve operating margins in 2001 compared to 2000 by continuing to reduce telecommunications costs for both our narrowband and broadband services; consolidating the former OneMain ISPs onto a single operating platform during the first half of the year; reducing broadband installation costs by making the installation process more efficient, particularly through widespread adoption of self-installation; and growing all other operational expenses more slowly than revenues, increasing operating leverage as a result. Sales and marketing expenses are expected to grow slightly year over year as investment in broadband growth and continued brand advertising should more than offset elimination of marketing efforts in less cost-effective channels, particularly in the narrowband product line.

    As a result of revenue growth, improving operating contribution margins before sales and marketing, and the modest increase in marketing expense to fund rapid broadband growth, EBITDA is expected to improve sequentially in each quarter of 2001 and to go positive in the fourth quarter. For the year, EBITDA is expected to be in the range of negative $35-$60 million. Net loss before merger and acquisition-related costs is expected to be in the range of $110-$135 million, and net loss per share, on the same basis, is expected to be in the range of ($0.85)-($1.05).

    In the first quarter of 2001, total subscribers are expected to grow to approximately 4.8 million. Revenues should increase to approximately
$295-$300 million, and EBITDA loss before merger and acquisition related costs should narrow to a negative $31-$36 million. Net loss, before merger and acquisition related costs, is expected to be in the range of ($0.37)-($0.41) per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of December 31, 2000, all of our investments mature in less than 3 months.

    The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                    MATURING IN THREE
                                                     MONTHS OR LESS     FAIR VALUE
                                                    -----------------   ----------
                                                        (DOLLARS IN THOUSANDS)
Included in cash and cash equivalents.............      $540,706         $540,706
Weighted-average interest rates...................          6.73%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears in a subsequent section of this Report. (See Item 14(a)(1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On June 29, 2000, EarthLink dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and engaged Ernst & Young LLP as its new independent auditors. The decision to change the Company's accounting firm was recommended by the Audit Committee of the Board of Directors and approved by the entire Board of Directors.

    PricewaterhouseCoopers LLP's report on our financial statements for 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

    None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933 occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date hereof. During the last two fiscal years and the subsequent interim period to the date hereof, the Company did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Nominees" and "Proposal 1--Election of Directors--Information Regarding Nominees for Director" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10% of the Company's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to management compensation will be set forth under the captions "Proposal 1 --Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation--Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

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

(A) (1) AND (2) DOCUMENTS FILED AS PART OF THIS REPORT.

    1.  Financial Statements of EarthLink, Inc.

    2.  Report of Ernst & Young LLP, Independent Auditors

    3.  Report of PricewaterhouseCoopers LLP, Independent Accountants

    4.  Report of Arthur Andersen LLP, Independent Public Accountants

    5.  Consolidated Balance Sheets as of December 31, 1999 and 2000

    6. Consolidated Statements of Operations for the three years ended December 31, 2000

    7. Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000

    8. Consolidated Statements of Cash Flows for the three years ended December 31, 2000

    9.  Notes to Consolidated Financial Statements

    (3) LISTING OF EXHIBITS

       EXHIBIT
         NO.                                                      DESCRIPTION
       -------                                                    -----------
 2.1                          --          Investor Rights Agreement dated January 4, 2000, between
                                          EarthLink Network, Inc. and Apple Computer, Inc. Limited
                                          (incorporated by reference to Exhibit 2.7 of EarthLink,
                                          Inc.'s Report on Form 10-K for the fiscal year ended
                                          December 31, 1999--File No. 001-15605).

 3.1                          --          Amended and Restated Certificate of Incorporation of
                                          EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of
                                          EarthLink, Inc.'s Report on Form 10-K for the fiscal year
                                          ended December 31, 1999--File No. 001-15605).

 3.2                          --          By-laws of EarthLink, Inc. (incorporated by reference to
                                          Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the
                                          fiscal year ended December 31, 1999--File No. 001-15605).

 3.3                          --          Amended and Restated Certificate of Designation, Preferences
                                          and Rights of Series A Convertible Preferred Stock.

 3.4                          --          Amended and Restated Certificate of Designation, Preferences
                                          and Rights of Series B Convertible Preferred Stock.

 3.5                          --          Certificate of Designation, Preferences and Rights of
                                          Series C Convertible Preferred Stock (incorporated by
                                          reference to Exhibit 3.6 of EarthLink, Inc.'s Report on
                                          Form 10-K for the fiscal year ended December 31, 1999--File
                                          No. 001-15605).

 4.1                          --          Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of
                                          WWW Holdings, Inc. (predecessor to EarthLink, Inc.)--File
                                          No. 333-94177).

 4.2                          --          Subordinated Debt Indenture (incorporated by reference to
                                          Exhibit 4.3 to MindSpring's Form S-3/A--File No. 333-74151).

 4.3                          --          First Supplemental Indenture (incorporated by reference to
                                          Exhibit 4.4 to MindSpring's Form S-3/A--File No. 333-74151).

 4.4                          --          Second Supplemental Indenture (incorporated by reference to
                                          Exhibit 4.3 to EarthLink, Inc.'s Form S-4--File No.
                                          333-41064).

 10.1                         --          Stock Incentive Plan (incorporated by reference to
                                          Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on
                                          Form S-8--No. 333-39456).

       EXHIBIT
         NO.                                                      DESCRIPTION
       -------                                                    -----------
 10.2                         --          Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s
                                          Registration Statement on Form S-8--File No. 333-39456).

 10.3                         --          1995 Stock Option Plan and Form of Stock Option Agreement
                                          (incorporated by reference to Exhibit 4.4 of EarthLink,
                                          Inc.'s Registration Statement on Form S-8--File
                                          No. 333-30024).

 10.4                         --          MindSpring Enterprises, Inc. 1995 Stock Option Plan, as
                                          amended (incorporated by reference to Exhibit 4.5 of
                                          EarthLink, Inc.'s Registration Statement on Form S-8--File
                                          No. 333-30024).

 10.5                         --          MindSpring Enterprises, Inc. 1995 Directors Stock Option
                                          Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form
                                          S-8--File No. 333-30024).

 10.6                         --          (a) Netscape Communications Corporation Internet Service
                                          Provider Navigator Distribution Agreement, dated May 31,
                                              1996, between EarthLink Network, Inc. and Netscape
                                              Communications Corporation (incorporated by reference to
                                              Exhibit 10.6 to EarthLink Network's Registration
                                              Statement on Form S-1--File No. 333-05055).

                                          (b) Amendment No. 1 to Netscape Communications Corporation
                                          Internet Service Provider Agreement (incorporated by
                                              reference to Exhibit 10.6(a) to EarthLink Network's
                                              Registration Statement on Form S-1--File No. 333-05055).

                                          (c) Amendment No. 2 to Netscape Communications Corporation
                                          Internet Service Provider Agreement (incorporated by
                                              reference to Exhibit 10.6(b) to EarthLink Network's
                                              Registration Statement on Form S-1--File No. 333-05055).

 10.7                         --          Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 to EarthLink Network's amended
                                          Report on Form 10-K/A for the fiscal year ended
                                          December 31, 1997--File No. 000-20799).

 10.8                         --          Internet Wizard Sign-Up Agreement, between EarthLink
                                          Network, Inc. and Microsoft Corporation, dated August 16,
                                          1996 (incorporated by reference to Exhibit 10.19 to
                                          EarthLink Network's Registration Statement on Form S-1--File
                                          No. 333-15781).

 10.9                         --          Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint
                                          Communications Company L.P.

 16.1                         --          Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on
                                          Form 8-K, date July 6, 2000--File No. 001-15605).

 21.1                         --          Subsidiaries of the Registrant.

 23.1                         --          Consent of Ernst & Young LLP.

 23.2                         --          Consent of PricewaterhouseCoopers LLP.

 23.3                         --          Consent of Arthur Andersen LLP.

 24.1                         --          Power of Attorney (see the Power of Attorney in the
                                          signature page hereto).

(B) REPORTS ON FORM 8-K FILED IN FOURTH QUARTER OF 2000:

    None

(C) EXHIBITS--The response to this portion of Item 14 is submitted as a separate section of this report.

(D) FINANCIAL STATEMENT SCHEDULE

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required under the related instructions or are inapplicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EARTHLINK, INC.

                                                       By:             /s/ CHARLES G. BETTY
                                                            -----------------------------------------
                                                                        Charles G. Betty,
                                                                     CHIEF EXECUTIVE OFFICER
                                                                       Date:  March 8, 2001

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

         SIGNATURE                                 TITLE
         ---------                                 -----
    Date: March 8, 2001       /s/ CHARLES G. BETTY
                              --------------------------------------
                              Charles G. Betty, Chief Executive Officer and
                              Director (principal executive officer)

    Date: March 8, 2001       /s/ LEE ADREAN
                              --------------------------------------
                              Lee Adrean, Executive Vice President--Finance
                              and Administration and Chief Financial Officer
                              (principal financial officer)

    Date: March 8, 2001       /s/ D. CARY SMITH
                              --------------------------------------
                              D. Cary Smith, Vice President--Corporate
                              Controller (principal accounting officer)

    Date: March 8, 2001       /s/ SKY D. DAYTON
                              --------------------------------------
                              Sky D. Dayton, Chairman of the Board

         SIGNATURE                                 TITLE
         ---------                                 -----
    Date: March 8, 2001       /s/ ROBERT M. KAVNER
                              --------------------------------------
                              Robert M. Kavner, Director

    Date: March 8, 2001       /s/ LINWOOD A. LACY, JR.
                              --------------------------------------
                              Linwood A. Lacy Jr., Director

    Date: March 8, 2001       /s/ MICHAEL S. MCQUARY
                              --------------------------------------
                              Michael S. McQuary, President, Director

    Date: March 8, 2001       /s/ PHILIP W. SCHILLER
                              --------------------------------------
                              Philip W. Schiller, Director

    Date: March 8, 2001       /s/ REED E. SLATKIN
                              --------------------------------------
                              Reed E. Slatkin, Director

                                EARTHLINK, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2

Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................    F-3

Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................    F-4

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    F-5

Consolidated Statements of Operations for the three years
  ended December 31, 2000...................................    F-6

Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2000.......................    F-7

Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................    F-8

Notes to Consolidated Financial Statements..................    F-9

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of EarthLink, Inc.:

    We have audited the accompanying consolidated balance sheet of EarthLink, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthLink, Inc.

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of EarthLink, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MindSpring
Enterprises, Inc., which statements reflect total assets of $714.9 million as of December 31, 1999 and total revenues of $52.6 million and $114.7 million for the years ended December 31, 1998 and 1999, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for MindSpring Enterprises, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Century City, California
March 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EarthLink, Inc.:

    We have audited the balance sheet of MINDSPRING ENTERPRISES, INC. (a Delaware corporation) as of December 31, 1999 and the related statements of operations, stockholders equity, and cash flows for the two years ended
December 31, 1998 and 1999. These financial statements are the responsibility of MindSpring's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MindSpring
Enterprises, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the two years ended December 31, 1998 and 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2000

                                EARTHLINK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                 ASSETS
Current assets:
  Cash and cash equivalents.................................  $  685,753   $  674,746
  Accounts receivable, net of allowance of $3,933
    and $9,643 at December 31, 1999 and 2000,
    respectively............................................      16,367       49,568
  Prepaid expenses..........................................      19,596       17,923
  Other assets..............................................      13,672       26,841
                                                              ----------   ----------
    Total current assets....................................     735,388      769,078
Investments in other companies..............................       4,400        9,600
Other long-term assets......................................      12,536        1,437
Property and equipment, net.................................     151,435      277,399
Intangibles:
  Customer base.............................................     334,695      515,211
  Marketing and distribution agreement......................      20,000       20,000
  Goodwill..................................................      36,164      114,664
  Other.....................................................      16,898       11,934
                                                              ----------   ----------
                                                                 407,757      661,809
  Less accumulated amortization.............................    (202,369)    (233,186)
                                                              ----------   ----------
    Intangibles, net........................................     205,388      428,623
                                                              ----------   ----------
    Total assets............................................  $1,109,147   $1,486,137
                                                              ==========   ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $   47,074   $   44,717
  Accrued payroll and related expenses......................      15,850       21,983
  Other accounts payable and accrued liabilities............      58,947      136,150
  Current portion of capital lease obligations..............      11,724       18,617
  Deferred revenue..........................................      28,732       68,947
                                                              ----------   ----------
    Total current liabilities...............................     162,327      290,414
Long-term liabilities:
  Convertible notes.........................................     179,975           --
  Long-term portion of capital lease obligations............       8,392       13,472
                                                              ----------   ----------
    Total liabilities.......................................     350,694      303,886

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 100,000 shares
    authorized,
    Series A convertible, 6,626 shares issued and
     outstanding at
      December 31, 1999 and 2000, respectively..............          66           66
    Series B convertible, 979 and 23,051 shares issued and
     outstanding at
      December 31, 1999 and 2000, respectively..............          10          231
    Series C convertible, nil and 7,083 shares issued and
     outstanding at
      December 31, 1999 and 2000, respectively..............          --           71
  Common stock, $0.01 par value, 300,000 shares
    authorized, 116,865 and 130,064 shares issued and
    outstanding
    at December 31, 1999 and 2000, respectively.............       1,169        1,301
  Additional paid-in capital................................   1,085,109    1,877,200
  Warrants to purchase common stock.........................         477        1,412
  Accumulated deficit.......................................    (328,378)    (698,030)
                                                              ----------   ----------
    Total stockholders' equity..............................     758,453    1,182,251
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $1,109,147   $1,486,137
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                                EARTHLINK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998         1999           2000
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Narrowband access.........................................   $260,229     $ 582,883     $  833,415
  Web hosting...............................................     22,007        47,435         65,756
  Broadband access..........................................      3,321        23,540         57,753
  Content, commerce and advertising.........................      5,057        16,575         29,706
                                                               --------     ---------     ----------
    Total revenues..........................................    290,614       670,433        986,630

Operating costs and expenses:
  Cost of revenues..........................................    115,529       248,487        368,133
  Sales and marketing.......................................     65,037       219,349        443,708
  Operations and customer support...........................     80,244       182,134        297,027
  General and administrative................................     34,575        67,876        106,148
  Merger-related charges....................................         --            --         33,967
  Acquisition-related costs.................................     49,684       148,267        132,448
                                                               --------     ---------     ----------
    Total operating costs and expenses......................    345,069       866,113      1,381,431
                                                               --------     ---------     ----------

Loss from operations........................................    (54,455)     (195,680)      (394,801)
Interest income, net........................................      3,671        21,986         46,485
Income tax (provision) benefit..............................     (2,394)           --          2,394
                                                               --------     ---------     ----------
    Net loss................................................    (53,178)     (173,694)      (345,922)
Deductions for accretion dividends..........................     (7,601)      (14,106)       (23,730)
                                                               --------     ---------     ----------
Net loss attributable to common stockholders................   $(60,779)    $(187,800)    $ (369,652)
                                                               ========     =========     ==========
Basic and diluted net loss per share attributable to
  common stockholders.......................................   $  (0.66)    $   (1.65)    $    (2.99)
                                                               ========     =========     ==========
Weighted average shares.....................................     91,466       113,637        123,592
                                                               ========     =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements

                                EARTHLINK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK        COMMON STOCK           STOCK       ADDITIONAL
                                     -------------------   -------------------   SUBSCRIPTIONS    PAID-IN     TREASURY
                                      SHARES     AMOUNT     SHARES     AMOUNT     RECEIVABLE      CAPITAL      STOCK
                                     --------   --------   --------   --------   -------------   ----------   --------
                                                                      (IN THOUSANDS)
Balance at December 31, 1997.......       --      $ --      81,545     $  816       $   --       $ 105,380    $    --
Issuance of Series A convertible
  preferred stock..................    6,626        66          --         --           --         134,934         --
Accretion of convertible preferred
  stock............................       --        --          --         --           --           7,601         --
Follow on offerings, net of
  expenses.........................       --        --      16,677        167           --         280,682         --
Conversion of debt to common
  stock............................       --        --       1,265         13           --           5,030         --
Issuance of common stock for
  services.........................       --        --          32         --           --             130         --
Issuance of common stock pursuant
  to exercise of stock options.....       --        --       2,739         27           --           4,216         --
Issuance of common stock pursuant
  to exercise of warrants..........       --        --       1,229         12           --           1,394         --
Warrants issued in conjunction with
  marketing agreement..............       --        --          --         --           --              --         --
Warrants issued in exchange for
  services.........................       --        --          --         --           --              --         --
Issuance of notes receivable from
  stock sales......................       --        --          28         --       (1,041)          1,041         --
Net loss...........................       --        --          --         --           --              --         --
                                      ------      ----     -------     ------       ------       ----------   -------
Balance at December 31, 1998.......    6,626        66     103,515      1,035       (1,041)        540,408         --
Issuance of Series B convertible
  preferred stock..................      979        10          --         --           --          42,612         --
Accretion of convertible preferred
  stock............................       --        --          --         --           --          14,106         --
Follow on offering, net of
  expenses.........................       --        --       9,744         98           --         446,540         --
Issuance of common stock pursuant
  to customer base acquisition.....       --        --         752          7           --          29,993         --
Issuance of common stock pursuant
  to exercise of stock options.....       --        --       2,307         23           --          10,929         --
Issuance of common stock pursuant
  to exercise of warrants..........       --        --         547          6           --             521         --
Collection of notes receivable from
  stock sales......................       --        --          --         --        1,041              --         --
Net loss...........................       --        --          --         --           --              --         --
                                      ------      ----     -------     ------       ------       ----------   -------
Balance at December 31, 1999.......    7,605        76     116,865      1,169           --       1,085,109         --
Issuance of Series B convertible
  preferred stock..................   22,072       221          --         --           --         389,556         --
Issuance of Series C convertible
  preferred stock..................    7,083        71          --         --           --         199,457         --
Accretion of convertible preferred
  stock............................       --        --          --         --           --          23,730         --
Repurchase of common stock.........       --        --          --         --           --              --    (56,691)
Issuance of common stock in OneMain
  acquisition......................       --        --       4,278         43           --          49,964     56,691
Issuance of common stock pursuant
  to top-up agreement with
  Sprint...........................       --        --       6,680         67           --         118,395         --
Issuance of common stock pursuant
  to exercise of stock options.....       --        --       1,917         19           --           6,913         --
Issuance of common stock pursuant
  to exercise of warrants..........       --        --         324          3           --             537         --
Issuance of options and warrants in
  OneMain acquisition..............       --        --          --         --           --           3,539         --
Net loss...........................       --        --          --         --           --              --         --
                                      ------      ----     -------     ------       ------       ----------   -------
Balance at December 31, 2000.......   36,760      $368     130,064     $1,301       $   --       $1,877,200   $    --
                                      ======      ====     =======     ======       ======       ==========   =======

                                     WARRANTS TO
                                      PURCHASE                        TOTAL
                                       COMMON      ACCUMULATED    STOCKHOLDERS'
                                        STOCK        DEFICIT         EQUITY
                                     -----------   ------------   -------------
                                                   (IN THOUSANDS)
Balance at December 31, 1997.......    $1,093       $ (79,799)     $    27,490
Issuance of Series A convertible
  preferred stock..................        --              --          135,000
Accretion of convertible preferred
  stock............................        --          (7,601)              --
Follow on offerings, net of
  expenses.........................        --              --          280,849
Conversion of debt to common
  stock............................        --              --            5,043
Issuance of common stock for
  services.........................        --              --              130
Issuance of common stock pursuant
  to exercise of stock options.....        --              --            4,243
Issuance of common stock pursuant
  to exercise of warrants..........      (647)             --              759
Warrants issued in conjunction with
  marketing agreement..............        91              --               91
Warrants issued in exchange for
  services.........................        60              --               60
Issuance of notes receivable from
  stock sales......................        --              --               --
Net loss...........................        --         (53,178)         (53,178)
                                       ------       ---------      -----------
Balance at December 31, 1998.......       597        (140,578)         400,487
Issuance of Series B convertible
  preferred stock..................        --              --           42,622
Accretion of convertible preferred
  stock............................        --         (14,106)              --
Follow on offering, net of
  expenses.........................        --              --          446,638
Issuance of common stock pursuant
  to customer base acquisition.....        --              --           30,000
Issuance of common stock pursuant
  to exercise of stock options.....        --              --           10,952
Issuance of common stock pursuant
  to exercise of warrants..........      (120)             --              407
Collection of notes receivable from
  stock sales......................        --              --            1,041
Net loss...........................        --        (173,694)        (173,694)
                                       ------       ---------      -----------
Balance at December 31, 1999.......       477        (328,378)         758,453
Issuance of Series B convertible
  preferred stock..................        --              --          389,777
Issuance of Series C convertible
  preferred stock..................        --              --          199,528
Accretion of convertible preferred
  stock............................        --         (23,730)              --
Repurchase of common stock.........        --              --          (56,691)
Issuance of common stock in OneMain
  acquisition......................        --              --          106,698
Issuance of common stock pursuant
  to top-up agreement with
  Sprint...........................        --              --          118,462
Issuance of common stock pursuant
  to exercise of stock options.....        --              --            6,932
Issuance of common stock pursuant
  to exercise of warrants..........       (29)             --              511
Issuance of options and warrants in
  OneMain acquisition..............       964              --            4,503
Net loss...........................        --        (345,922)        (345,922)
                                       ------       ---------      -----------
Balance at December 31, 2000.......    $1,412       $(698,030)     $ 1,182,251
                                       ======       =========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                EARTHLINK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999         2000
                                                              ---------   ------------   ---------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (53,178)   $(173,694)    $(345,922)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities, net of effect from
    acquisition:
    Depreciation and amortization...........................     69,953      190,504       205,552
    Loss on investments in other companies..................         --           --         3,900
    Loss on sale of assets..................................         --           31            --
    Issuance of common stock in exchange for professional
      services..............................................        130           --            --
    Issuance of warrants in exchange for professional
      services..............................................         60           --            --
    Increase in net accounts receivable.....................     (3,536)      (9,801)      (20,611)
    (Increase) decrease in prepaid expenses and other
      assets................................................     (3,496)     (32,077)        7,824
    Increase in accounts payable and accrued liabilities....     41,679       56,790         9,053
    Increase in deferred revenue............................     10,486       12,458        13,042
                                                              ---------    ---------     ---------
Net cash provided by (used in) operating activities.........     62,098       44,211      (127,162)

Cash flows from investing activities:
    Purchase of property and equipment......................    (44,492)    (109,819)     (139,414)
    Sale of property and equipment..........................         --        1,416            --
    Purchase of intangible assets...........................    (27,321)    (227,494)      (37,304)
    Acquisition of business, net of cash acquired...........         --           --      (155,561)
    Transaction costs.......................................     (9,914)          --       (12,477)
    Cash acquired from acquisition..........................     23,750           --         2,125
    Investments in other companies..........................         --       (4,000)       (9,100)
    Liquidation of restricted short-term investment.........      1,250           --            --
    Other...................................................       (159)         148            --
                                                              ---------    ---------     ---------
      Net cash used in investing activities.................    (56,886)    (339,749)     (351,731)

Cash flows from financing activities:
    Proceeds from issuance of notes payable.................        200      174,082            --
    Repayment of notes payable..............................     (6,626)          --      (179,975)
    Proceeds from line of credit............................         --       77,987            --
    Repayment of line of credit.............................         --      (80,000)           --
    Proceeds from sale and leaseback transactions...........      9,275       13,456         5,619
    Principal payments under capital lease obligations......    (11,141)     (14,501)      (16,277)
    Proceeds from public stock offerings....................    280,849      489,260            --
    Proceeds from sale of common stock......................         --           --       118,462
    Proceeds from issuance of preferred stock...............         --           --       589,305
    Proceeds from exercise of stock options.................      4,243       10,952         6,932
    Proceeds from exercise of warrants......................        759          407           511
    Proceeds from liquidation of stock subscription
      receivable............................................         --        1,041            --
    Repurchase of common stock..............................         --           --       (56,691)
                                                              ---------    ---------     ---------
      Net cash provided by financing activities.............    277,559      672,684       467,886

Net increase (decrease) in cash and cash equivalents........    282,771      377,146       (11,007)
Cash and cash equivalents, beginning of year................     25,836      308,607       685,753
                                                              ---------    ---------     ---------
Cash and cash equivalents, end of year......................  $ 308,607    $ 685,753     $ 674,746
                                                              =========    =========     =========
Acquisition, net of cash acquired:
    Issuance of convertible preferred stock.................  $ 135,000                  $      --
    Issuance of common stock................................         --                    106,698
    Acquisition of business.................................         --                    155,561
    Transaction costs.......................................      9,914                     28,839
    Net liabilities assumed.................................         --                     26,025
    Intangible assets.......................................   (121,164)                  (314,998)
                                                              ---------                  ---------
    Cash acquired from acquisition..........................  $  23,750                  $   2,125
                                                              =========                  =========

  The accompanying notes are an integral part of these consolidated financial statements

                                EARTHLINK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 by way of the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises Inc. ("MindSpring") in a transaction accounted for as a "pooling of interests". The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, the Company formed the second largest ISP in the United States. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent security of the new Company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new Company. Other outstanding securities of the companies were converted on the same basis. The Company issued the following as a result of the pooling of interests.

                                                      TO THE FORMER STOCKHOLDERS OF
                                                      ------------------------------
                                                       EARTHLINK
                                                        NETWORK          MINDSPRING
                                                      ------------      ------------
Common shares.......................................   53,265,920        63,719,035
Preferred Series A (convertible into 13,252,499
  shares)...........................................    6,626,250                --
Preferred Series B..................................      978,940                --
Preferred Series C..................................    7,083,333                --
Options and warrants................................    7,924,887         5,626,890
                                                       ----------        ----------
Total...............................................   75,879,330        69,345,925
                                                       ==========        ==========

BASIS OF CONSOLIDATION

    The consolidated financial statements have been prepared to give retroactive effect to the merger of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. The financial statements also include the accounts of EarthLink Operations, Inc. a wholly-owned subsidiary of the Company. All intercompany transactions and balances have been eliminated. Separate results of EarthLink Network and MindSpring for the periods prior to the merger were as follows:

                                                YEAR ENDED
                                               DECEMBER 31,
                                           --------------------     MONTH ENDED
                                             1998       1999      JANUARY 31, 2000
                                           --------   ---------   ----------------
                                                                    (UNAUDITED)
                                                       (IN THOUSANDS)
Revenue:
  EarthLink Network, Inc.................  $175,941   $ 342,288       $ 38,677
  MindSpring Enterprises, Inc............   114,673     328,145         32,075
                                           --------   ---------       --------
                                           $290,614   $ 670,433       $ 70,752
                                           ========   =========       ========

Net loss attributable to common
  stockholders:
  EarthLink Network, Inc.................  $(59,782)  $(108,248)      $(24,721)
  MindSpring Enterprises, Inc............    10,544     (40,131)        (4,647)
  Adjustment to reflect establishment of
    tax valuation allowance..............    (3,940)    (25,315)            --
                                           --------   ---------       --------
                                           $(53,178)  $(173,694)      $(29,368)
                                           ========   =========       ========

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1998, MindSpring's management reviewed its net deferred tax asset, consisting primarily of net operating loss carryforwards and based on the net income generated in 1998, as well as the projections of future income, determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, MindSpring reversed its valuation allowance in 1998 and did not record one in 1999. In the course of the reorganization discussions, management of MindSpring and EarthLink Network reviewed the combined net deferred tax assets and concluded that sufficient uncertainty now exists on a combined basis regarding realizability of the net deferred tax asset. The financial statements of the combined Company include adjustments of $3.9 million and $25.3 million for 1998 and 1999, respectively, to give effect to the reestablishment of a valuation allowance on the MindSpring net deferred tax assets. There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

REVENUES

    Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and one-time set-up fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable and ISDN services. Advertising, content and electronic commerce revenues are generated by leveraging the value of the Company's customer base and user traffic. All revenues are recorded as earned.

CASH AND CASH EQUIVALENTS

    All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

    The Company generally bills for Internet service one month in advance. Accordingly, these non-cancelable advanced billings are included in both accounts receivable and deferred revenue. Deferred revenues are recognized into revenue as services are delivered.

    The Company has recorded an allowance for doubtful accounts of $3.9 million and $9.6 million at December 31, 1999 and 2000, respectively. The Company recorded bad debt expense of $6.8 million, $9.9 million and $17.2 million and write-offs of $6.1 million, $7.6 million and $11.5 million during 1998, 1999 and 2000, respectively.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade receivables and investments in other companies. The Company's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The carrying values reported in the balance sheets for cash, cash equivalents, trade receivables and investments in other companies approximate their fair values.

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer related equipment and five years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

EQUIPMENT UNDER CAPITAL LEASE

    The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of three to five years or the term of the lease.

INTANGIBLES

    Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Intangible assets acquired in the acquisition of the Sprint Internet Passport business are being amortized on a straight-line basis over the estimated useful lives. The Marketing and Distribution Agreement is being amortized over 5 and 10 years, which represents the life of the portion of the contract related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively. (See note 16 for discussion of changes to the Sprint Agreements.) Substantially all acquired customer bases are being amortized over three years. If indicators of impairment exist, the Company reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

ADVERTISING

    Advertising costs are included in sales and marketing. Such costs are expensed as incurred. Advertising expenses were $18.9 million, $98.4 million and $182.0 million in 1998, 1999 and 2000, respectively.

INCOME TAXES

    Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    Net loss per share has been computed according to SFAS No. 128, EARNINGS PER SHARE ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. The Company's potentially dilutive securities are antidilutive and, therefore, are not included in the computation of weighted-average shares used in computing diluted loss per share. Such potentially dilutive securities consist of the following:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Convertible (at two common shares for one preferred share)
  preferred stock...........................................    6,626      6,626      6,626
Convertible (at one common share for one preferred share)
  preferred stock...........................................       --        979     30,134
Options.....................................................   10,424     12,485     21,537
Warrants....................................................    1,520        980        629
                                                               ------     ------     ------
    Total...................................................   18,570     21,070     58,926
                                                               ======     ======     ======

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), sets forth accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. Under APB 25, no compensation expense is recognized for stock or stock options issued to employees at fair market value.

LONG-LIVED ASSETS

    Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses if any, are recognized when the expected undiscounted future operating cash flow derived from such assets are less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 1999 and 2000. If an impairment exists, the amount of such impairment would be calculated based on the estimated fair value of the asset.

                                EARTHLINK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a material impact on its financial statements.

2. STRATEGIC ALLIANCES AND ACQUISITIONS

    On February 10, 1998, EarthLink Network entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 4.0 million shares of EarthLink Network's common stock at a price per share of $13.94 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately 6.6 million shares of the EarthLink Network's Series A convertible preferred stock which was valued at $135 million, in exchange for (i) transfer to the EarthLink Network of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately
$24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink Network and Sprint also entered into a Marketing and Distribution Agreement, which included a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink Network's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint also provided EarthLink Network with a credit facility of up to $50 million (increasing to $100 million over three years) in the form of convertible senior debt. Collectively, the above is referenced to as the "Sprint Transaction".

    In connection with the Sprint Transaction, a newly-formed company, "EarthLink Operations, Inc.," was formed and became a wholly-owned subsidiary of the EarthLink Network, Inc. All references in these financial statements to EarthLink Network relate, collectively, to both EarthLink Network and EarthLink Operations, Inc.

                                EARTHLINK, INC.

2. STRATEGIC ALLIANCES AND ACQUISITIONS (CONTINUED)
    In September 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc. ("Spry"), a wholly-owned subsidiary of AOL, to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "Spry Agreement"). Pursuant to the Spry Agreement, MindSpring acquired Spry's subscriber base of approximately 130,000 individual Internet access customers in the United States and Canada as well as various assets used in serving those customers, including a customer support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "Spry" name. The acquisition was closed in October 1998 and in accordance with the agreement, MindSpring paid the initial payment of $25 million in cash to AOL The ultimate purchase price for these assets was $32 million.

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

    On September 12, 2000, EarthLink completed its acquisition of
OneMain.com, Inc. ("OneMain"). The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.0 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million at a closing price of $11.50 on September 11, 2000. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million.

    The OneMain acquisition was accounted for under the purchase method. Accordingly, the results of OneMain have been included in the financial results of EarthLink since the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. OneMain's accounting policies have been conformed to those of EarthLink. Based on an independent appraisal, $189.5 million of the purchase price was attributed to the approximately 758,000 customers acquired from OneMain. Approximately $5.2 million and $6.3 million of the $315.0 million purchase price were attributed to the value of the OneMain technologies and assembled work force, respectively. The excess of cost over the estimated fair value of net assets acquired was $114.0 million and has been allocated to goodwill. All intangible assets acquired in the transaction, including goodwill, will be

                                EARTHLINK, INC.

2. STRATEGIC ALLIANCES AND ACQUISITIONS (CONTINUED) amortized on a straight-line basis over 36 months. Management may refine the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

    The following unaudited pro forma results of operations for the two years ended December 31, 2000, assume the acquisitions of Netcom and OneMain occurred on January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           1999         2000
                                                        ----------   -----------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Total revenues........................................  $ 791,556    $1,098,768
Net loss..............................................   (317,674)     (514,755)
Deductions for accretion dividends....................    (14,106)      (23,730)
                                                        ---------    ----------
Net loss attributable to common stockholders..........  $(331,780)   $ (538,485)
                                                        =========    ==========
Basic and diluted net loss per share..................  $   (2.63)   $    (4.06)
                                                        =========    ==========
Weighted-average shares...............................    126,387       132,519
                                                        =========    ==========

    During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Substantially all of this amount has been paid as of December 31, 2000.

    On September 12, 2000, EarthLink assumed OneMain's restructuring liabilities of $5.4 million. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The plan called for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. As of December 31, 2000, approximately 418 employees have been terminated as a result of this plan. No additional adjustments have been made to the reserve. The

                                EARTHLINK, INC.

2. STRATEGIC ALLIANCES AND ACQUISITIONS (CONTINUED) following table summarizes the activity in the accruals during the year ended December 31, 2000. The balance of the restructuring accrual at December 31, 2000 is expected to be paid within 12 months.

                                                    MERGER AND                          BALANCE AT
                                                     RELATED     NON-CASH              DECEMBER 31,
                                                      COSTS       ITEMS     PAYMENTS       2000
                                                    ----------   --------   --------   ------------
                                                                    (IN THOUSANDS)
Costs incurred to effect the merger of EarthLink
  Network and MindSpring:
  Investment banking fees.........................   $16,411     $    --    $(16,411)     $    --
  Printing, filing, mailing, proxy solicitation,
    legal, accounting and advisory fees...........     6,118          --      (6,118)          --
  Acceleration of unamortized costs associated
    with line of credit and convertible debt......     6,792          --      (6,792)          --
  Severance costs and accelerated compensation
    expense.......................................     2,716      (1,076)     (1,640)          --
  Other...........................................     1,930          --      (1,930)          --
                                                     -------     -------    --------      -------
    Subtotal......................................    33,967      (1,076)    (32,891)          --
OneMain restructuring liabilities assumed by
  EarthLink:
  Severance costs.................................     4,502          --        (776)       3,726
  Non-cancellable leases..........................       942          --         (43)         899
                                                     -------     -------    --------      -------
    Subtotal......................................     5,444          --        (819)       4,625
Exit costs included in OneMain purchase price:
  Severance costs.................................     6,443          --      (2,000)       4,443
  Write off of duplicative assets.................     4,322      (4,322)         --           --
  Non-cancellable leases..........................     1,000          --          --        1,000
                                                     -------     -------    --------      -------
    Subtotal......................................    11,765      (4,322)     (2,000)       5,443
                                                     -------     -------    --------      -------
                                                     $51,176     $(5,398)   $(35,710)     $10,068
                                                     =======     =======    ========      =======

3. INVESTMENTS IN OTHER COMPANIES

    EarthLink's investments in other companies consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
eCompanies Venture Group, LP................................   $4,000     $7,500
Open Access Broadband Networks..............................      400        100
Ceiva Logic, Inc............................................       --      2,000
                                                               ------     ------
                                                               $4,400     $9,600
                                                               ======     ======

    EarthLink founder and Chairman of the Board of Directors, Sky Dayton is a founding partner in eCompanies Venture Group, LP ("EVG"), a limited partnership formed to invest in domestic emerging growth companies. The investments are accounted for under the cost method, as the Company does

                                EARTHLINK, INC.

3. INVESTMENTS IN OTHER COMPANIES (CONTINUED) not have the ability to exercise significant influence over EVG's operating or financial policies. Any distributions of earnings from the partnership will be recorded as income when declared.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999       2000
                                                         --------   ---------
                                                            (IN THOUSANDS)
Data center equipment..................................  $150,424   $ 189,401
Office and other equipment.............................    58,165     151,024
Land and buildings.....................................        --       5,706
Leasehold improvements.................................    12,488      43,050
Construction-in-progress...............................     4,526      33,803
                                                         --------   ---------
                                                          225,603     422,984
Less accumulated depreciation and amortization.........   (74,168)   (145,585)
                                                         --------   ---------
                                                         $151,435   $ 277,399
                                                         ========   =========

    Property under capital lease, primarily data communications equipment included above, aggregated $41.4 million and $62.1 million at December 31, 1999 and 2000, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $25.3 million and $25.7 million at December 31, 1999 and 2000, respectively. Depreciation expense charged to operations was $20.5 million, $41.0 million and $73.6 million in 1998, 1999 and 2000, respectively.

5. OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Other accounts payable and accrued liabilities consists of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Accrued communications costs.............................  $16,119    $ 41,152
Accrued advertising......................................   13,249      24,499
Fixed asset purchases....................................       --      17,474
Accrued property tax.....................................      343       7,109
Accrued Bounties.........................................    4,462       6,853
Accrued severance........................................       --       4,443
Accrued integration costs................................       --       3,000
Other....................................................   24,774      31,620
                                                           -------    --------
                                                           $58,947    $136,150
                                                           =======    ========

                                EARTHLINK, INC.

6. DEBT

CREDIT FACILITY

    On February 17, 1999, in conjunction with the NETCOM transaction, MindSpring entered into a credit agreement with First Union National Bank and several other lenders. In February 1999, the Company borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. The Company repaid all amounts outstanding under the credit facility using a portion of the net proceeds from the offering of common stock completed in April 1999. As a consequence of MindSpring's merger with EarthLink Network, Inc. the credit facility was terminated which resulted in an extraordinary loss of $1.5 million, which has been recorded as merger-related cost.

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

    Upon completion of the merger of EarthLink Network and MindSpring, EarthLink adopted the indentures and the notes became convertible into shares of EarthLink common stock. Completion of the merger constituted a "change in control" of MindSpring under the indentures. Thus, each holder of notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5% Convertible Subordinated Notes. On March 31, 2000, approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million including interest was paid in April 2000. The untendered notes will continue to be subject to the Indenture Agreement. The repurchase resulted in an extraordinary loss of $5.3 million, which has been recorded as merger-related costs.

7. COMMON STOCK ISSUED

FOLLOW-ON OFFERINGS

    In May 1998, MindSpring completed a follow on public offering of
6.0 million shares of its common stock at $8.84 per share. Net proceeds from the offering were approximately $49.8 million.

    In June 1998, EarthLink Network completed a follow on public offering of
6.1 million shares of its common stock at $18.58 per share. The offering consisted of 4.9 million shares, including 791,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 1.2 million shares. Net proceeds to the Company were approximately $106.3 million.

    In December 1998, MindSpring completed a follow on public offering of
4.6 million of its common stock at $28.50 per share. Net proceeds from the offering were approximately $124.8 million.

    In January 1999, EarthLink Network completed a follow on public offering of
3.9 million shares of its common stock at $45.59 per share. The offering consisted of 3.7 million shares and an underwriter's

                                EARTHLINK, INC.

7. COMMON STOCK ISSUED (CONTINUED)
over-allotment of 160,000 shares exercised in February 1999. Net proceeds to EarthLink Network were approximately $170 million.

    In April 1999, MindSpring completed a follow on public offering of $5.5 million shares of its common stock. Net proceeds were approximately $263.5 million.

SHARES SOLD UNDER PREEMPTIVE RIGHTS AGREEMENTS

    In conjunction with the aforementioned January 1999 offering, Sprint exercised its preemptive rights to maintain its existing ownership level in EarthLink Network of approximately 27%, of which 10% is voting common stock. Accordingly, Sprint purchased 1.2 million shares of which 310,000 were common stock and 932,000 were Series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million.

    In February 1999, Sprint exercised its preemptive rights to maintain its ownership in EarthLink Network after the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Accordingly, Sprint purchased 62,000 shares of which 15,000 were common stock and 47,000 were Series B convertible preferred stock. Series A and Series B convertible preferred stock have the same rights and privileges with the exception of the ultimate conversion terms in June 2003. At such date, Series A will be convertible into two shares of common stock while Series B is convertible into one share of common stock. Proceeds from the sale of stock to Sprint were $2.7 million.

    In February 2000, Sprint exercised its preemptive rights to maintain its ownership in the Company after the purchase of shares by Apple Computer Corporation. Accordingly, Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were Series B convertible preferred stock.

    In May 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock for approximately
$431.4 million.

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

    Sprint receives dividends on Series A and B convertible preferred stock at a rate per annum of 3% of the Liquidation Value (as defined below), compounded quarterly. For a period of five years from June 1999, such dividends are payable "in kind" by way of an increase in the Liquidation Value of the

                                EARTHLINK, INC.

8. CONVERTIBLE PREFERRED STOCK (CONTINUED) shares. Beginning in June 2003, holders of Series A convertible preferred stock will receive cumulative quarterly cash dividends of 3% annually. Beginning in June 2018, holders of the Series A convertible preferred stock are entitled to cumulative quarterly cash dividends at an 8% annual rate of the Liquidation Value per share, increasing annually to a maximum rate of 12%.

    Upon voluntary or involuntary liquidation or winding up of the Company, the holders of Series A and B convertible preferred stock will receive, prior to any payment or distribution in respect of other shares of the Company's capital stock, an amount per share equal to the average market value of the common stock measured over the thirty day period ended on June 5, 1998 (the "Average Stock Price"), plus all accrued and unpaid dividends on such shares, whether in cash or in kind (such amount, the "Liquidation Value").

    Prior to June 2003, the shares of Series A and B convertible preferred stock are convertible into such number of shares of common stock as is determined by dividing the Liquidation Value by the respective Conversion Price in effect at such time. For the five year period following June 1998, the Conversion price for Series B convertible preferred stock is equal to the average stock price multiplied by 116.118%. The Series A convertible preferred stock Conversion Price will be half that of Series B convertible preferred stock.

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

    In conjunction with its multi-year partnership with Apple Computer Corporation, EarthLink issued 7,083,333 shares of Series C convertible preferred stock to Apple for $200 million in January 2000. EarthLink has not declared nor paid dividends in cash or in kind on the Series C convertible preferred

                                EARTHLINK, INC.

8. CONVERTIBLE PREFERRED STOCK (CONTINUED) stock held by Apple. Pursuant to the terms of the Company's Series C convertible preferred stock issued to Apple and our strategic alliance with Apple, Apple has the right to name a member to the Company's Board of Directors. Apple's director designation rights exist generally for so long as Apple maintains a certain percentage of its ownership in EarthLink and EarthLink is Apple's exclusive default Internet Service Provider in the setup software of certain Apple computers.

9. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

    Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $16.3 million based on a 3% dividend
(note 8) and the accretion of a $7.4 million dividend related to the beneficial conversion feature of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the rate at which the preferred stock becomes convertible.

10. STOCK OPTIONS AND WARRANTS

OPTION PLANS

    Options to purchase the Company's common stock under various plans have been granted to employees and directors. All Plans are administered by a committee appointed by the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of ten years and vest over terms of four to five years. Certain options granted to executives will vest when the Company achieves specific performance goals. If the performance goals are not met, the options vest six years from the date of grant.

VALUE OF OPTIONS GRANTED TO EMPLOYEES

    For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by EarthLink:

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1998         1999        2000
                                               ---------   ----------   ---------
Annual dividends.............................       zero         zero        zero
Expected volatility..........................         87%          89%         92%
Risk-free interest rate......................       5.29%        5.42%       5.96%
Expected life (in years).....................        5.5         5.34         6.6

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been increased as follows:

                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1998         1999          2000
                                               ----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common stockholders:
  As reported................................   $(60,779)    $(187,800)    $(369,652)
                                                ========     =========     =========
  Pro forma..................................   $(73,460)    $(227,772)    $(432,428)
                                                ========     =========     =========
Basic and diluted net loss per share:
  As reported................................   $  (0.66)    $   (1.65)    $   (2.99)
                                                ========     =========     =========
  Pro forma..................................   $  (0.80)    $   (2.00)    $   (3.50)
                                                ========     =========     =========

WARRANTS

    The Company has issued to certain Board members, customers, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock.

    In connection with the acquisition of OneMain, the Company issued two warrants to purchase a total of 164,388 shares of the Company's common stock. The warrants have an exercise price of $18.25 per share and expire on September 12, 2005. The value of the warrants was estimated at $5.86 each under the Black-Scholes method assuming volatility of 93%, a risk-free interest rate of 6.11%, an expected life of three years and an annual dividend rate of zero.

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Following is a summary of stock option and warrant activity during the three years ended December 31, 2000:

                                                            NUMBER OF SHARES OF
                                                                COMMON STOCK
                                                          ------------------------   WEIGHTED-AVERAGE
                                                          STOCK OPTIONS   WARRANTS    EXERCISE PRICE
                                                          -------------   --------   ----------------
                                                               (IN THOUSANDS)
Balance at December 31, 1997............................      9,138         2,899         $ 2.05
Granted.................................................      4,657            12         $17.22
Exercised...............................................     (2,813)       (1,151)        $ 1.56
Forfeited...............................................       (545)           --         $ 5.29
Surrendered in cashless exercise........................        (13)         (240)        $ 5.43
                                                             ------        ------
Balance at December 31, 1998............................     10,424         1,520         $ 7.71
Granted.................................................      5,801            --         $37.04
Exercised...............................................     (2,290)         (538)        $ 2.47
Forfeited...............................................     (1,450)           --         $27.61
Surrendered in cashless exercise........................         --            (2)        $ 2.51
                                                             ------        ------
Balance at December 31, 1999............................     12,485           980         $14.72
Granted.................................................     14,850           164         $12.90
Exercised...............................................     (1,917)         (324)        $ 3.31
Forfeited...............................................     (3,881)         (162)        $24.55
Surrendered in cashless exercise........................         --           (29)        $ 3.41
                                                             ------        ------
Balance at December 31, 2000............................     21,537           629         $15.07
                                                             ======        ======
Exercisable at December 31, 1998........................      2,251         1,412
                                                             ======        ======
Exercisable at December 31, 1999........................      2,505           913
                                                             ======        ======
Exercisable at December 31, 2000........................      4,827           589
                                                             ======        ======

    The weighted-average fair values of the options granted by the Company, during the three years ended December 31, 2000, were $16.31, $25.76 and $8.74, respectively. The weighted-average fair values of warrants granted by the Company during 1998 and 2000 were $13.97 and $5.86, respectively. There were no warrants granted in 1999.

                                EARTHLINK, INC.

10. STOCK OPTIONS AND WARRANTS (CONTINUED)

    Following is a summary of stock options and warrants outstanding as of December 31, 2000:

                                       OPTIONS AND WARRANTS OUTSTANDING          OPTIONS AND WARRANTS
                                   ----------------------------------------   --------------------------
                                                     WEIGHTED-
                                                      AVERAGE     WEIGHTED-                    WEIGHTED-
            RANGE OF                                 REMAINING     AVERAGE     EXERCISABLE      AVERAGE
            EXERCISE                   NUMBER       CONTRACTUAL   EXERCISE        NUMBER       EXERCISE
             PRICES                 OUTSTANDING        LIFE         PRICE      EXERCISABLE       PRICE
--------------------------------   --------------   -----------   ---------   --------------   ---------
                                   (IN THOUSANDS)                             (IN THOUSANDS)
                $ 0.26 -- $ 6.63          4,473         6.37       $ 3.51           2,716       $ 1.95
                  6.72 --   9.95            925         7.77         8.40             673         8.19
                 10.06 --  10.06          7,351         9.66        10.06               3        10.06
                 10.38 --  22.56          3,252         8.80        14.77             814        16.37
                 22.69 --  26.32          3,226         8.82        25.13             382        24.93
                 26.41 --  48.61          2,931         8.37        37.18             828        38.68
                 51.44 --  51.44              8         8.07        51.44              --           --
                                     ----------                                 ---------
                $ 0.26 -- $51.44         22,166         8.51       $15.07           5,416       $11.84
                                     ==========                                 =========

11. INCOME TAXES

    The provision (benefit) for income taxes is comprised of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current...........................................   $3,000    $ 3,654    $(6,654)
Deferred..........................................     (606)    (3,654)     4,260
                                                     ------    -------    -------
Income tax provision (benefit)....................   $2,394    $    --    $(2,394)
                                                     ======    =======    =======

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998       1999       2000
                                                --------   --------   ---------
                                                        (IN THOUSANDS)
Federal income tax (benefit) at statutory
  rate........................................  $(17,774)  $(60,793)  $(121,911)
State income taxes, net of federal benefit....    (3,064)    (8,915)    (13,842)
Nondeductible goodwill and acquisition
  costs.......................................     4,922      7,735      12,905
Net change to valuation allowance.............    18,085     62,083     119,908
Other.........................................       225       (110)        546
                                                --------   --------   ---------
                                                $  2,394   $     --   $  (2,394)
                                                ========   ========   =========

    As a result of the tax-free merger with OneMain in September 2000, the Company acquired $32.9 million of additional deferred tax liabilities primarily related to the customer base and related intangibles. These additional deferred tax liabilities impact the net change to the valuation allowance.

                                EARTHLINK, INC.

11. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities include the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        2000
                                                        --------   ----------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating losses................................  $ 67,531   $  179,140
  Accrued liabilities and reserves....................    10,168       10,188
  Member base and other intangibles...................    31,315           --
                                                        --------   ----------
  Gross deferred tax assets...........................   109,014      189,328

Valuation allowance...................................   (95,977)    (187,222)
                                                        --------   ----------

  Net deferred tax assets.............................    13,037        2,106
                                                        --------   ----------

Deferred tax liabilities:
  Member base and other intangibles...................    (6,512)        (476)
  Depreciation and amortization.......................    (2,025)          --
  Other...............................................      (240)      (1,630)
                                                        --------   ----------
    Total deferred tax liabilities....................    (8,777)      (2,106)
                                                        --------   ----------

Net deferred taxes....................................  $  4,260   $       --
                                                        ========   ==========

    At December 31, 1999 and 2000, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately
$177.7 million and $439.7 million, respectively, which begin to expire in 2010. At December 31, 1999 and 2000, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $90.4 million and $360.4 million, respectively, which begin to expire in 2001. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's merger, acquisition, and other issuances of common stock and common stock equivalents, utilization of the Company's net operating loss carryforwards to offset future income may be limited. At December 31, 1999 and 2000, the net operating loss includes $64.0 million and $65.3 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

    In 1999, the Company recorded a net deferred tax asset to the extent that its current deferred taxes will reverse within the two-year federal net operating loss carryback period.

12. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases certain of its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense in 1998, 1999 and 2000 for all operating leases amounted to $4.4 million, $12.8 million and $19.8 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include purchase options at the end of the lease term.

                                EARTHLINK, INC.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    During the three years ended December 31, 2000, the Company financed the acquisition of data processing and office equipment amounting to approximately $9.3 million, $13.5 million and $5.6 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The sale and leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

    Minimum lease commitments under non-cancelable leases at December 31, 2000 are as follows:

YEAR ENDING                                               CAPITAL    OPERATING
DECEMBER 31,                                               LEASES     LEASES
------------                                              --------   ---------
                                                             (IN THOUSANDS)
2001....................................................  $ 20,444   $ 25,418
2002....................................................    10,718     26,678
2003....................................................     3,824     26,430
2004....................................................        --     25,185
2005....................................................        --     19,609
Thereafter..............................................        --     44,719
                                                          --------   --------
Total minimum lease payments............................    34,986    168,039
Less aggregate sublease income..........................        --     (3,176)
Less amount representing interest.......................    (2,897)
                                                          --------
Present value of future lease payments..................    32,089
Less current portion....................................   (18,617)
                                                          --------   --------
                                                          $ 13,472   $164,863
                                                          ========   ========

SIGNIFICANT AGREEMENTS

    Access to the Internet for customers outside of the Company's California regional base is provided through points of presence ("POP") capacity leased from a number of third party providers such as UUNET, PSINet, Level 3, Sprint, GTE Internetworking Incorporated and ICG Netahead, among others. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base at EarthLink's normal rates. Amounts payable under such agreements are included under "Accrued Communications Costs" in note 5.

    Minimum commitments under non-cancelable network service agreements are as follows:

YEAR ENDING
DECEMBER 31,                                                IN MILLIONS
------------                                                -----------
2001......................................................    $247.1
2002......................................................     193.0
2003......................................................      59.9
2004......................................................      24.2
                                                              ------
Total.....................................................    $524.2
                                                              ======

                                EARTHLINK, INC.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Cost of revenue from these non-cancelable network service agreements totaled $67.9 million, $150.7 million and $179.5 million for 1998, 1999 and 2000, respectively.

    EarthLink licenses Netscape Communicator software ("Netscape Communicator") from Netscape Communications Corporation, and Microsoft Internet Explorer software ("Internet Explorer") from Microsoft Corporation. These licenses permit the Company to distribute Netscape Communicator and Internet Explorer in the EarthLink Network TotalAccess software package.

13. PROFIT SHARING PLANS

    The Company has two savings plan (the "Savings Plans") that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Under both plans the Company makes a discretionary matching contribution of up to 25% up to a maximum of 6% of the participant's total eligible compensation. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for 1998, 1999 and 2000 were $285,000, $375,000 and $818,000, respectively.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash paid during the year for interest......................   $2,991    $ 7,776    $  2,942
Cash paid during the year for income taxes..................      435      6,581          --
Non cash transactions related to the conversion of notes
  payable to equity.........................................    5,043         --          --
Common stock subscription...................................    1,041         --          --
Non cash adjustments related to accretion dividends.........    7,601     14,106      23,730
Common stock issued in conjunction with acquisition.........       --     30,000     106,698
Options issued in conjunction with acquisition..............       --         --       3,539
Warrants issued in conjunction with acquisition.............       --         --         964
Noncash accrual for acquired subscriber base................   $7,000    $    --    $     --

15. OTHER RELATED PARTY TRANSACTIONS

    The Company has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding Company, Inc. ("ITC Holding"). Except as noted below, none of these transactions were material for the periods presented.

    The Company purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $3.7 million, $9.5 million and $9.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

    The Company has notes receivable from two officers, who are also members of the Board of Directors, aggregating $3.5 million at December 31, 2000. Such amount is included in other assets.

                                EARTHLINK, INC.

15. OTHER RELATED PARTY TRANSACTIONS (CONTINUED)
    In connection with its multi-year partnership with Apple, EarthLink paid Apple approximately nil, $3.6 million and $34.3 million during 1998, 1999 and 2000. The amount due to Apple under the multi-year partnership was $3.5 million at December 31, 2000.

    Under the network services agreement that was implemented in connection with the Sprint alliance, EarthLink paid Sprint approximately $3.2 million, $29.8 million and $53.6 million during 1998, 1999 and 2000, respectively. The aggregate amount due to Sprint under the network services agreement was $5.0 million at December 31, 2000.

16. SUBSEQUENT EVENTS (UNAUDITED)

    In February of 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resell to their customers. However, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management plans on taking a non-cash charge of approximately $11.3 million to write off unamortized assets related to the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. EarthLink released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year and Sprint's absolute right to acquire EarthLink commencing in September of 2001 has been terminated. Sprint may maintain its percentage of EarthLink's voting equity by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in a transaction or by the exercise of options or warrants or the conversion of convertible equities into voting stock. However, Sprint will have no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counteroffer to buy all, but not less than all, of the Company's equity in the event that the Company proceeds forward for a third-party to acquire controlling interest in EarthLink. In that case, EarthLink's Board is not contractually obligated to accept Sprint's counter offer, but will analyze and weigh it in exercising their fiduciary duties to stockholders.

    Sprint has relinquished its right to appoint two members to the EarthLink Board of Directors. Messrs. Esrey and Lauer, Sprint's prior representatives on our board, have resigned from their positions on our board. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, that Sprint acquires all of the equity of EarthLink pursuant to a counter offer that our board of directors accepts, or Sprint's ownership of our voting equity falls below 10% of our total voting equity.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ended December 31, 2000. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial

                                EARTHLINK, INC.

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          MAR. 31    JUN. 30    SEPT. 30   DEC. 31     MAR. 31    JUN. 30    SEPT. 30    DEC. 31
                                            1999       1999       1999       1999       2000        2000       2000       2000
                                          --------   --------   --------   --------   ---------   --------   --------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:...............................  $129,871   $163,664   $177,753   $199,145   $ 219,705   $230,861   $249,300   $ 286,764
Operating costs and expenses:...........   161,493    204,859    232,980    266,781     337,952    303,929    337,030     402,520
Loss from operations....................   (31,622)   (41,195)   (55,227)   (67,636)   (118,247)   (73,068)   (87,730)   (115,756)
Interest income (expense), net..........     3,865      5,137      6,102      6,882       9,733     13,678     15,200       7,874
Income tax benefit......................        --         --         --         --          --         --         --       2,394
                                          --------   --------   --------   --------   ---------   --------   --------   ---------
Net loss................................   (27,757)   (36,058)   (49,125)   (60,754)   (108,514)   (59,390)   (72,530)   (105,488)
Deductions for accretion dividends(1)...    (3,646)    (3,627)    (3,404)    (3,429)     (3,331)    (4,280)    (8,035)     (8,084)
                                          --------   --------   --------   --------   ---------   --------   --------   ---------
Net loss attributable to common
  stockholders..........................  $(31,403)  $(39,685)  $(52,529)  $(64,183)  $(111,845)  $(63,670)  $(80,565)  $(113,572)
                                          ========   ========   ========   ========   =========   ========   ========   =========
Basic and diluted net loss per share....  $  (0.29)  $  (0.35)  $  (0.45)  $  (0.55)  $   (0.95)  $  (0.52)  $  (0.65)  $   (0.87)
                                          ========   ========   ========   ========   =========   ========   ========   =========
Weighted average shares(2)..............   107,902    114,258    115,774    116,494     117,426    122,851    123,996     129,999
                                          ========   ========   ========   ========   =========   ========   ========   =========

------------------------------

(1) Reflects the accretion of Liquidation Dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF 98-5.

(2) Each outstanding share of EarthLink Network common stock was exchanged for
    1.615 shares of the common stock of EarthLink and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the EarthLink. See note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                                      DESCRIPTION
       -------                                                    -----------
 2.1                          --          Investor Rights Agreement dated January 4, 2000, between
                                          EarthLink Network, Inc. and Apple Computer, Inc. Limited
                                          (incorporated by reference to Exhibit 2.7 of EarthLink,
                                          Inc.'s Report on Form 10-K for the fiscal year ended
                                          December 31, 1999--File No. 001-15605).

 3.1                          --          Amended and Restated Certificate of Incorporation of
                                          EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of
                                          EarthLink, Inc.'s Report on Form 10-K for the fiscal year
                                          ended December 31, 1999--File No. 001-15605).

 3.2                          --          By-laws of EarthLink, Inc. (incorporated by reference to
                                          Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the
                                          fiscal year ended December 31, 1999--File No. 001-15605).

 3.3                          --          Amended and Restated Certificate of Designation, Preferences
                                          and Rights of Series A Convertible Preferred Stock.

 3.4                          --          Amended and Restated Certificate of Designation, Preferences
                                          and Rights of Series B Convertible Preferred Stock.

 3.5                          --          Certificate of Designation, Preferences and Rights of
                                          Series C Convertible Preferred Stock (incorporated by
                                          reference to Exhibit 3.6 of EarthLink, Inc.'s Report on
                                          Form 10-K for the fiscal year ended December 31, 1999--File
                                          No. 001-15605).

 4.1                          --          Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of
                                          WWW Holdings, Inc. (predecessor to EarthLink, Inc.)--File
                                          No. 333-94177).

 4.2                          --          Subordinated Debt Indenture (incorporated by reference to
                                          Exhibit 4.3 to MindSpring's Form S-3/A--File No. 333-74151).

 4.3                          --          First Supplemental Indenture (incorporated by reference to
                                          Exhibit 4.4 to MindSpring's Form S-3/A--File No. 333-74151).

 4.4                          --          Second Supplemental Indenture (incorporated by reference to
                                          Exhibit 4.3 to EarthLink, Inc.'s Form S-4--File No.
                                          333-41064).

 10.1                         --          Stock Incentive Plan (incorporated by reference to
                                          Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on
                                          Form S-8--No. 333-39456).

 10.2                         --          Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s
                                          Registration Statement on Form S-8--File No. 333-39456).

 10.3                         --          1995 Stock Option Plan and Form of Stock Option Agreement
                                          (incorporated by reference to Exhibit 4.4 of EarthLink,
                                          Inc.'s Registration Statement on Form S-8--File
                                          No. 333-30024).

 10.4                         --          MindSpring Enterprises, Inc. 1995 Stock Option Plan, as
                                          amended (incorporated by reference to Exhibit 4.5 of
                                          EarthLink, Inc.'s Registration Statement on Form S-8--File
                                          No. 333-30024).

 10.5                         --          MindSpring Enterprises, Inc. 1995 Directors Stock Option
                                          Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form
                                          S-8--File No. 333-30024).

       EXHIBIT
         NO.                                                      DESCRIPTION
       -------                                                    -----------
 10.6                         --          (a) Netscape Communications Corporation Internet Service
                                          Provider Navigator Distribution Agreement, dated May 31,
                                              1996, between EarthLink Network, Inc. and Netscape
                                              Communications Corporation (incorporated by reference to
                                              Exhibit 10.6 to EarthLink Network's Registration
                                              Statement on Form S-1--File No. 333-05055).

                                          (b) Amendment No. 1 to Netscape Communications Corporation
                                          Internet Service Provider Agreement (incorporated by
                                              reference to Exhibit 10.6(a) to EarthLink Network's
                                              Registration Statement on Form S-1--File No. 333-05055).

                                          (c) Amendment No. 2 to Netscape Communications Corporation
                                          Internet Service Provider Agreement (incorporated by
                                              reference to Exhibit 10.6(b) to EarthLink Network's
                                              Registration Statement on Form S-1--File No. 333-05055).

 10.7                         --          Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 to EarthLink Network's amended
                                          Report on Form 10-K/A for the fiscal year ended
                                          December 31, 1997--File No. 000-20799).

 10.8                         --          Internet Wizard Sign-Up Agreement, between EarthLink
                                          Network, Inc. and Microsoft Corporation, dated August 16,
                                          1996 (incorporated by reference to Exhibit 10.19 to
                                          EarthLink Network's Registration Statement on Form S-1--File
                                          No. 333-15781).

 10.9                         --          Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint
                                          Communications Company L.P.

 16.1                         --          Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on
                                          Form 8-K, date July 6, 2000--File No. 001-15605).

 21.1                         --          Subsidiaries of the Registrant.

 23.1                         --          Consent of Ernst & Young LLP.

 23.2                         --          Consent of PricewaterhouseCoopers LLP.

 23.3                         --          Consent of Arthur Andersen LLP.

 24.1                         --          Power of Attorney (see the Power of Attorney in the
                                          signature page hereto).