Form 10-Q
period 2001-03-31
EARTHLINK INC
filed 2001-05-15
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15605

EARTHLINK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	58-2511877 (IRS Employer Identification No.)
1375 Peachtree St., Atlanta, Georgia 30309 (Address of principal executive offices, including zip code)
(404) 815-0770 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 130,841,109 shares of Common Stock outstanding as of March 31, 2001.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2001

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Part II
Item 6.	Exhibits and Reports on Form 8-K	14

PART I

Item 1. Financial Statements

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	March 31, 2001
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$674,746	$615,030
Accounts receivable, net	49,568	37,403
Prepaid expenses	17,923	18,876
Other assets	26,841	15,862

Total current assets	769,078	687,171
Investments in other companies	9,600	11,600
Other long-term assets	1,437	1,263
Property and equipment, net	277,399	279,183
Intangibles:
Customer base	515,211	532,815
Marketing and distribution agreement	20,000	—
Goodwill	114,664	114,760
Other	11,934	12,301

	661,809	659,876
Less accumulated amortization	(233,186)	(277,624)

Intangibles, net	428,623	382,252

	$1,486,137	$1,361,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,717	$35,479
Accrued payroll and related expenses	21,983	20,382
Other accounts payable and accrued liabilities	136,150	123,372
Current portion of capital lease obligations	18,617	17,468
Deferred revenue	68,947	69,072

Total current liabilities	290,414	265,773
Long-term portion of capital lease obligations	13,472	10,883

Total liabilities	303,886	276,656
Stockholders' equity:
Preferred stock	368	368
Common stock	1,301	1,308
Additional paid-in capital	1,877,200	1,887,672
Warrants to purchase common stock	1,412	1,223
Accumulated deficit	(698,030)	(805,758)

Total stockholders' equity	1,182,251	1,084,813

	$1,486,137	$1,361,469

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2000	2001
	(Unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$185,455	$242,043
Broadband access	8,974	32,356
Web hosting	16,300	16,649
Content, commerce and advertising	8,976	3,890

Total revenues	219,705	294,938
Operating costs and expenses:
Cost of revenues	77,548	120,622
Sales and marketing	118,967	103,250
Operations and customer support	62,828	83,690
General and administrative	20,979	32,014
Merger and restructuring charges	33,967	—
Acquisition-related costs	23,663	53,277
Write-off of intangible assets	—	11,252

Total operating costs and expenses	337,952	404,105
Loss from operations	(118,247)	(109,167)
Interest income, net	9,733	9,573

Net loss	(108,514)	(99,594)
Deductions for accretion dividends	(3,331)	(8,134)

Net loss attributable to common stockholders	$(111,845)	$(107,728)

Basic and diluted net loss per share	$(0.95)	$(0.82)

Weighted average common shares outstanding	117,426	130,583

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2000	2001
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(108,514)	$(99,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,752	79,376
Write-off of intangible assets	—	11,252
Increase (decrease) in accounts receivable, net	(2,718)	12,165
Decrease in prepaid expenses and other assets	15,937	10,200
Increase (decrease) in accounts payable and accrued liabilities	20,271	(21,807)
Increase in deferred revenue	2,439	125

Net cash used in operating activities	(35,833)	(8,283)

Cash flows from investing activities:
Purchases of property and equipment	(27,866)	(27,883)
Purchases of customer bases	—	(19,519)
Investments in other companies	(6,000)	(2,000)

Net cash used in investing activities	(33,866)	(49,402)

Cash flows from financing activities:
Proceeds from capital lease obligations	151	—
Principal payments under capital lease obligations	(3,241)	(3,738)
Proceeds from sale of common stock	19,252	—
Proceeds from issuance of redeemable preferred stock	257,097	—
Proceeds from stock options and warrants exercised	2,029	1,707

Net cash provided by (used in) financing activities	275,288	(2,031)

Net increase (decrease) in cash and cash equivalents	205,589	(59,716)
Cash and cash equivalents, beginning of period	685,753	674,746

Cash and cash equivalents, end of period	$891,342	$615,030

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$—	$450

Non-cash adjustments related to accretion dividends	$3,331	$8,134

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider, (or "ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 through the merger of EarthLink Network, Inc., ("EarthLink Network"), and MindSpring Enterprises, Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests". The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, the Company formed one of the largest ISPs in the United States in terms of paying customers. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent security of the new Company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new Company. Other outstanding securities of the companies were converted on the same basis.

2.  Basis of Presentation

    The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly owned subsidiaries for the three months ended March 31, 2001 and 2000 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2000 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. As discussed previously, the condensed consolidated financial statements have been prepared to give retroactive effect to the merger, in February 2000, of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests.

    These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at March 31, 2001 and the results of operations and of cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements

    In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies should apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. The Company anticipates adopting EITF 00-14 in the first quarter of fiscal 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. The Company offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at March 31, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $20.6 million and $11.3 million during the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net income or loss per share.

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

5.  Acquisitions and Strategic Alliances

    In September 2000, EarthLink acquired OneMain.com, Inc ("OneMain"), in a transaction accounted for as a purchase. Based on an independent appraisal, $189.5 million of the purchase price was attributed to the approximately 758,000 customers acquired from OneMain. Approximately $5.2 million and $6.3 million of the $315.0 million purchase price were attributed to the value of the OneMain technologies and assembled work force, respectively.  The excess of cost over the estimated fair value of net assets acquired was $114.0 million and has been allocated to goodwill. All intangible assets acquired in the transaction, including goodwill, are being amortized on a straight-line basis over 36 months. Management may refine the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

    In February of 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation ("Sprint"). The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resale to their customers. However, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million during the three months ended March 31, 2001 to write off unamortized assets related to the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. The Company released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year and Sprint's absolute right to acquire EarthLink commencing in September of 2001 has been terminated. Sprint may maintain its percentage of EarthLink's voting equity by purchasing shares on the market or from third parties in the event that the Company dilutes Sprint's interest by issuing voting securities in a financing, in a transaction, by the exercise of options or warrants, or by the of convertible equities into voting stock. However, Sprint will have no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counteroffer to buy all, but not less than all, of the Company's equity in the event that the Company considers an offer from a third-party to acquire a controlling interest in EarthLink. In that case, EarthLink's Board is not contractually obligated to accept Sprint's counter offer, but will analyze and weigh it in exercising their fiduciary duties to stockholders. On April 24, 2001, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register 12.5 million shares of the Company's common stock held by Sprint. Sprint has not informed the Company of its immediate intentions with regard to these shares.

    Sprint has relinquished its right to appoint two members to the EarthLink Board of Directors. Messrs. Esrey and Lauer, Sprint's prior representatives on the Company's Board, have resigned from their positions on the Board. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, that Sprint acquires all of the equity of EarthLink pursuant to a counter offer that our Board of Directors accepts, or Sprint's ownership of the Company's voting equity falls below 10% of the Company's total voting equity.

6.  Merger and Restructuring Charges

    During the three months ended March 2000, EarthLink recognized approximately $34.0 million in merger related costs in connection with the merger of EarthLink Network and MindSpring. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs, acceleration of unamortized costs associated with a line of credit and convertible debt and other related charges in connection with the transaction. All of these costs were paid as of December 31, 2000.

    On September 12, 2000, EarthLink assumed OneMain restructuring liabilities of $5.4 million. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain had previously recognized a restructuring charge related to employee termination benefits and certain real estate contracts. EarthLink recorded an additional restructuring charge of $11.8 million related to employee severance, real estate contracts and the write-off of duplicate assets. The combined plans call for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. As of March 31, 2001, approximately 742 employees have been terminated as a result of the combined plans. No additional adjustments have been made to the reserve. The following table summarizes the activity in the accruals during the three months ended March 31, 2001. The balance of the restructuring accrual at March 31, 2001 is expected to be paid within nine months.

	Balance at December 31, 2000	Non Cash Items	Payments	Balance at March 31, 2001
	(in thousands)
OneMain Restructuring Liabilities assumed by EarthLink:
Severance costs	$3,726	$—	$(3,726)	$—
Real Estate	899	—	(103)	796

Subtotal	4,625	—	(3,829)	796
Restructuring costs included in costs to purchase OneMain:
Severance costs	4,443	—	(1,227)	3,216
Real Estate	1,000	—	(143)	857

Subtotal	5,443	—	(1,370)	4,073

	$10,068	$—	$(5,199)	$4,869

7.  Acquisition-related costs

    Acquisition related charges primarily represent the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000, the acquisition of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999, the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc., ("Spry"), in October 1998 and other customer lists acquired by the Company. The intangible assets are generally amortized over three years.

8.  Deductions for Dividends on Convertible Preferred Stock

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustment of $8.1 million recorded during the three months ended March 31, 2001 represents a liquidation dividend of $5.6 million based on a 3% dividend and the accretion of a $2.5 million dividend related to the beneficial conversion feature of the convertible preferred stock.

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

    The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    EarthLink, Inc. is a leading Internet service provider, ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 by the merger of EarthLink Network and MindSpring. The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, we formed one of the largest Internet service providers in the United States. The combined company is achieving significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies' management teams. In addition, the combined company is taking advantage of the complementary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its customer growth rate.

    Our customer base grew from approximately 3.5 million paying customers at March 31, 2000 to approximately 4.8 million paying customers at March 31, 2001. Our growth has resulted from strategic acquisitions as well as traditional marketing channels and alliances. Our organic growth is a product of our efforts to enhance our customers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) customer education and support. As a result, we believe we have a better than average customer retention rate for our industry.

    The Company continues to pursue revenue growth in four key business areas:

  •
  Narrowband access revenues which consist of monthly fees charged to customers for dial up Internet access and one time set up fees;

  •
  Broadband access revenues which consist of monthly fees charged for high-speed, high capacity access services including DSL, cable, fixed wireless and dedicated circuits;

  •
  Web hosting revenues which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence; and

  •
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

    In June 1998, we entered into a strategic alliance with Sprint. As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider with exclusive access to certain dial-up modem ports in Sprint's network. In February 2001, we amended our arrangements with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. Consequently, we wrote off approximately $11.3 million in related unamortized intangible assets in February 2001. However, we will continue to provide both co-branded and private labeled Internet access services to Sprint for sale to its customers. Sprint exceeded the minimum number of new customers in each year during our original arrangement, and we believe that they will continue to meet or exceed this level during the foreseeable future.

    In September 2000, we acquired OneMain, including approximately 732,000 individual access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.0 million.

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:

	Three Months Ended March 31, 2000		Three Months Ended March 31, 2001
	(000's)	% of Revenue	(000's)	% of Revenue
	(Unaudited)
Statement of Operations Data:
Revenues:
Narrowband access	$185,455	85	$242,043	82
Broadband access	8,974	4	32,356	11
Web Hosting	16,300	7	16,649	6
Content, commerce and advertising	8,976	4	3,890	1

Total revenues	219,705	100	294,938	100
Operating costs and expenses:
Cost of revenues	77,548	35	120,622	41
Sales and marketing	118,967	54	103,250	35
Operations and customer support	62,828	29	83,690	28
General and administrative	20,979	10	32,014	11
Merger and restructuring charges	33,967	15	—	—
Acquisition-related costs	23,663	11	53,277	18
Intangible asset write-off	—	—	11,252	4

Total operating costs and expenses	337,952	154	404,105	137

Loss from operations	(118,247)	(54)	(109,167)	(37)
Interest income, net	9,733	4	9,573	3

Net loss	(108,514)	(49)	(99,594)	(34)
Deductions for accretion dividends	(3,331)	(2)	(8,134)	(3)

Net loss attributable to common stockholders	$(111,845)	(51)	$(107,728)	(37)

  Narrowband access revenues

    Narrowband access revenues consist of monthly fees charged to customers for dial up Internet access. Our narrowband revenues increased from $185.5 million during the three months ended March 31, 2000 to $242.0 million during the three months ended March 31, 2001, a 30% increase. The substantial growth in narrowband revenues was primarily due to an increase in the Company's narrowband customer base from 3.3 million at March 31, 2000 to 4.3 million at March 31, 2001. The growth in our customer base was primarily due to acquisitions and our efforts in sales and marketing. We acquired approximately 732,000 customers from OneMain in September 2000.

  Broadband access revenues

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including cable, dedicated circuits and DSL services. EarthLink's broadband revenues increased from $9.0 million during the three months ended March 31, 2000 to $32.4 million during the three months ended March 31, 2001, a 260% increase. The substantial growth in broadband revenues was primarily due to an increase in the Company's broadband customer base from 45,000 at March 31, 2000 to 288,000 at March 31, 2001, partially offset by lower average revenue per subscriber due to a decline in higher priced dedicated circuit customers and growth in wholesale cable and fixed wireless relationships.

  Web hosting revenues

    Web hosting revenues are earned by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence. Revenues increased from $16.3 million during the three months ended March 31, 2000 to $16.6 million during the three months ended March 31, 2001. The Company hosted 121,000 and 173,000 websites at March 31, 2000 and March 31, 2001, respectively. EarthLink's Web hosting revenue growth was relatively flat due to competitive pressures, which led EarthLink to implement lower pricing plans in the first quarter of 2001. In addition, average revenue per user declined, as many new customers are small office or home office customers purchasing basic starter sites and informational sites for $14.95 to $29.95 per month.

  Content, commerce and advertising revenues

    Content, commerce and advertising revenues primarily represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our bi-monthly magazine bLink and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our customers. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall and through our news magazine, bLink. Content, commerce and advertising revenues declined from $9.0 million for the three months ended March 31, 2000 to $3.9 million for the three months ended March 31, 2001. In the current soft environment for "dot.com" advertising, renegotiation or termination of contracts with smaller or niche "dot.com" companies which could not achieve attractive customer acquisition costs, more than offset growth in revenues from larger, established partners, for whom EarthLink is an effective advertising or content partner. This decline continues to reflect the overall decline in the Internet advertising environment. Our decline in revenue also resulted from the loss of the last of the former MindSpring advertising and commerce partners where EarthLink Network already had competitive relationships.

  Cost of revenues

    Cost of revenues increased 56% from $77.5 million during the three months ended March 31, 2000 to $120.6 million during the three months ended March 31, 2001. This increase was primarily due to the increase in our customer base. Cost of revenues as a percentage of revenues increased from 35% to

41% during the same period. This increase is primarily due to (i) the increasing percentage of our business in DSL broadband service, which has a higher percentage cost of revenues compared to narrowband access service, (ii) the decline in our advertising, content and commerce revenues, which have very high incremental margins, and (iii) the inclusion of costs of revenue from OneMain. OneMain incurred higher cost of revenues as a percent of revenues due to its participation in smaller, more rural markets where lower customer density and less competition among telecommunications infrastructure providers leads to higher communications costs per customer. Management expects that opportunities to reduce telecom costs by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of the Company's overall business and allow percentage gross margins overall to stay in a similar range as noted during the three months of March 31, 2001.

  Sales and marketing

    Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial customers, salaries, promotional material, and the cost of customer premises equipment and installation for broadband customers, net of reimbursements from our providers. Sales and marketing expenses decreased 13% from $119.0 million during the three months ended March 31, 2000 to $103.3 million during the three months ended March 31, 2001. As a percentage of revenue, sales and marketing decreased from 54% of total revenues for the three months ended March 31, 2000 to 35% for the three months ended March 31, 2001. This decrease reflects principally a reduction in spending on less effective sales and marketing channels, consistent with the Company's focus on profitable growth, and to a lesser extent on the timing between quarters of certain marketing expenditures and channel partner incentives. Sales, marketing and other direct costs associated with the acquisition of customers are generally expensed as incurred.

  Operations and customer support

    Operations and customer support expenses consist primarily of costs associated with technical support and customer service, as well as customer information systems, software development, and network operations. Operations and customer support increased 33% from $62.8 million during the three months ended March 31, 2000 to $83.7 million during the three months ended March 31, 2001. The increase principally reflects (1) the increase in customers from 3.5 million at March 31, 2000 to 4.8 million at March 31, 2001, (2) the opening of additional call centers, and (3) management's focus on retaining existing customers by providing superior service and devoting significant resources to expanding technical support capabilities.

  General and administrative

    General and administrative expenses consist primarily of costs associated with the finance, legal and human resources departments, outside professional services, and payment processing, collections and bad debt expenses. General and administrative expenses increased 53% from $21.0 million during the three months ended March 31, 2000 to $32.0 million during the three months ended March 31, 2001. The increase was primarily due to increases in salaries and wages, depreciation, credit card processing fees, and bad debt. The rise in salaries and wages was primarily due to growth in headcount from 232 at March 31, 2000 to 428 at March 31, 2001. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our customer base. The Company incurred additional integration costs related to the acquisition of OneMain that have not been identified as merger and restructuring charges because they have a future benefit to the Company.

These integration costs included salaries, travel and lodging, employee events, and fees paid to consultants and attorneys.

  Merger and restructuring charges

    During the three months ended March 2000, EarthLink recognized approximately $34.0 million in merger related costs in connection with the merger of EarthLink Network and MindSpring. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs, the acceleration of unamortized costs associated with a line of credit and convertible debt and other related charges in connection with the transaction. All of these costs were paid as of December 31, 2000.

  Acquisition related costs

    Acquisition related costs primarily represents the amortization of intangible assets, such as customer lists and goodwill acquired in purchase transactions from companies such as NETCOM, Spry and OneMain. Generally, such intangible assets are being amortized over three years from the date of their respective acquisitions. The increase in acquisition related costs from $23.7 million during the three months ended March 31, 2000 to $53.3 million during the three months ended March 31, 2001 is primarily due to (i) the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and (ii) the amortization of customer bases acquired from several other smaller companies.

  Intangible asset write-off

    In February of 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. Under the renegotiated arrangements, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, the Company recorded a non-cash charge of approximately $11.3 million to write off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

  Net interest income (expense)

    Net interest income decreased from $9.7 million during the three months ended March 31, 2000 to $9.6 million during the three months ended March 31, 2001. The decrease was primarily due to a decrease in average cash balances available for investment as a result of (i) our purchase of OneMain in September 2000, (ii) the purchase of customer bases from several companies and (iii) the funding of our operations. The decrease in net interest income was offset by a reduction in net interest expense due to the repayment of $179.1 million in convertible debt in April 2000.

Recent Accounting Pronouncements

    In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies should apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. The Company anticipates adopting EITF 00-14 in the first quarter of fiscal 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. The Company offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at March 31, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $20.6 million and $11.3 million during the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net income or loss per share.

Liquidity and Capital Resources

    Our operating activities used approximately $35.8 million and $8.3 million during the three months ended March 31, 2000 and March 31, 2001, respectively. The Company's net losses of $108.5 million and $99.6 million were the primary components of cash used in operating activities during the three months ended March 31, 2000 and March 31, 2001, respectively. During the three months ended March 31, 2001 the Company's net losses were offset by (i) non-cash depreciation and amortization expenses, relating to the Company's network and intangible assets, of $79.4 million, (ii) a decrease in accounts receivable of $12.2 million, (iii) a non-cash intangible asset write-off of $11.3 million, and (iv) a decrease in prepaid expenses and other assets of $10.2 million. The Company used approximately $21.8 million to reduce accounts payable and accrued expenses.

    Our investing activities used cash of approximately $33.9 million and $49.4 million during the three months ended March 31, 2000 and March 31, 2001, respectively. Capital equipment purchases were $27.9 million and $27.9 million during the three month periods ended March 31, 2000 and March 31, 2001, respectively. The Company used $19.5 million in the purchase of customer bases during the three months ended March 31, 2001. Investments in other companies were $6.0 million and $2.0 million during the three month periods ended March 31, 2000 and March 31, 2001, respectively.

    Our financing activities provided approximately $275.3 million during the three months ended March 31, 2000 and used $2.0 million during the three months ended March 31, 2001. Cash used in financing activities during the three months ended March 31, 2001 included the net of $3.7 million in principal payments under capital leases and $1.7 million in proceeds from warrants and stock options exercised.

    On March 31, 2001, we had approximately $615.0 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for more than the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Forward Looking Statements

    The Management's Discussion and Analysis and other portions of this report include "forward looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company may fail to be competitive with existing and new competitors, (2) that the Company may not retain or grow its customer base, (3) our arrangement with Apple may not be as beneficial to the Company as management anticipates, (4) that demand for the Company's broadband services may not continue to grow and improve as expected, (5) that "last mile" broadband connections from telecom and cable companies may not be available for the Company in the volumes or at the prices anticipated, (6) that prices which the Company may charge for its services or which are charged generally in the market may decline, (7) that churn may not improve to expected levels, (8) that the expected level of advertising, content and commerce revenues may not be achieved, (9) that prices charged to the Company by its telecommunications providers may not continue to decline as expected, (10) that the Company may not adequately respond to technological developments impacting the Internet, (11) that needed financing may not be available to the Company if and as needed, (12) that a significant change in the growth rate of the overall U.S. economy may occur, such that consumer and corporate spending are materially impacted, (13) that a significant reversal in the trend toward increased usage of the Internet may occur, and (14) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in the Company's most recent filings with the SEC.

  Business Outlook

    The Company's principal operating objectives are to continue growing the broadband business rapidly while significantly improving profitability and demonstrating the ability to generate cash from operations. The Company is targeting to be EBITDA-positive in the last quarter of 2001. Based on current trends and operating plans in place for the year, EarthLink expects to end 2001 with more than 5 million paying customers. Most of that growth will come from the broadband product line. EarthLink expects to capitalize on strong market demand, its national footprint, and its ability to deploy DSL, cable, fixed wireless and satellite broadband solutions to grow its broadband base to over 500,000 subscribers by year-end. The Company expects its number of narrowband subscribers to be relatively flat year over year. Revenues for the year are expected to be between $1.2 and $1.3 billion. EarthLink expects to continue improving operating margins in 2001 compared to 2000 by further lowering telecommunications costs for both its narrowband and broadband services, reducing broadband installation costs by making the installation process more efficient, particularly through widespread adoption of self-installation, and growing all other operational expenses more slowly than revenues. Sales and marketing expenses are expected to grow slightly year over year as investment in broadband growth and continued brand advertising should more than offset the elimination of marketing efforts in less cost-effective channels. As a result of revenue growth, improving operating contribution margins before sales and marketing, and the modest increase in marketing expense to fund rapid broadband growth, EBITDA is expected to improve sequentially in each quarter of 2001 and to become positive in the last quarter. For the year, EBITDA is expected to be in the range of negative $35-$50 million. Net loss before merger and acquisition-related costs and an intangible asset write off is expected to be in the range of $110-$135 million, and net loss per share, on the same basis, is expected to be in the range of ($0.85)-($1.05). In the second quarter of 2001, total subscribers are expected to grow to approximately 4.9 million. Revenues should increase to approximately $300 million, and EBITDA loss should be in the range of $14-$18 million. Net loss, before merger and acquisition related costs, is expected to be in the range of ($0.24)-($0.27) per share.

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

    The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. The Company invests in short-term high grade interest bearing instruments to maximize liquidity and minimize principal risk. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Because the Company has no significant outstanding debt balances, it is not exposed to interest rate risk in connection with its operating expenses.

PART II

Item 6.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

10.1	—	Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended.
10.2	—	Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended.
(b)
Reports on Form 8-K.

    On February 8, 2001, the Company filed a Current Report on Form 8-K to report changes in its relationship with Sprint. Sprint and EarthLink renegotiated their commercial and governance arrangements to reflect the evolution of the parties' business relationship and the new dynamics of the telecommunications and Internet markets. While the parties continue to have a business relationship, the new relationship is less restrictive, allowing the parties to act more independently.

    On May 1, 2001, EarthLink, Inc. filed a Current Report on Form 8-K to report the appointment of Mr. Austin M. Beutner to the Company's Board of Directors on April 26, 2001. Mr. Beutner was appointed as a Class I director to fill a vacancy created by the earlier resignation of a former Class I member. Mr. Beutner, and the other Class I members, will stand for re-election at the Company's 2003 annual meeting of stockholders. Also, on April 26, 2001, the Company announced that Mr. Reed E. Slatkin had resigned from the Board of Directors. Mr. Slatkin, a Class II director, was standing for re-election at the Company's upcoming annual meeting of stockholders. As a result of his resignation, he is no longer standing for re-election. The other two director nominees who are standing for re-election, Mr. Michael S. McQuary and Mr. Linwood A. Lacy, Jr., are now the only director nominees to be elected at the Company's meeting of stockholders.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date: May 15, 2001	/s/ CHARLES G. BETTY Charles G. Betty Chief Executive Officer
Date: May 15, 2001	/s/ LEE ADREAN Lee Adrean Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)
Date: May 15, 2001	/s/ CARY SMITH Cary Smith Corporate Controller (chief accounting officer)

QuickLinks

EARTHLINK, INC. Quarterly Report on Form 10-Q For the Quarter Ended March 31, 2001 TABLE OF CONTENTS
PART I
EARTHLINK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II
SIGNATURES