Form 10-K405/A
period 2000-12-31
EARTHLINK INC
filed 2001-08-01
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission file number 001-15605

EARTHLINK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	58-2511877 (I.R.S. Employer Identification Number)

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

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2000

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement".

PART I

Item 1. Business.

Overview

    EarthLink, Inc. (the "Company"), is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, we formed one of the largest ISPs in the United States. Our objective is to provide directly to consumers the highest quality access to the real Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our customers. Success in achieving this objective will be measured by achieving the highest customer ratings for quality and the highest customer loyalty in the industry, steady growth in customers and revenues, and high rates of profitability as measured by return on sales and return on equity. This performance will deliver meaningful rewards to our three stakeholders: customers, employees, and stockholders. We are intensely focused on improving profitability by capitalizing on the continuing decline in telecommunications costs, the decline in the number of calls to our call centers due to the quality of our software and reliability of our services, benefits of scale, and streamlining of our internal processes and operations.

    Our customer base grew from approximately 3.1 million paying customers on December 31, 1999 to approximately 4.7 million paying customers on December 31, 2000. Our growth has resulted primarily from strategic acquisitions such as the purchase of OneMain.com, Inc. ("OneMain") in September 2000, as well as traditional marketing channels and alliances. We enhance our customers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) customer education and support.

    Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309 and our telephone number at that address is (404) 815-0770.

Amended Relationship with Sprint

    Since June 1998, we have maintained a strategic alliance with Sprint Corporation. As a part of this alliance, Sprint transferred approximately 130,000 Internet customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider, and we had exclusive access to certain dial-up modem ports in Sprint's network. We also had access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name.

    In February of 2001, we renegotiated our commercial and governance arrangements with Sprint to reflect the evolution of both our relationship and the telecommunications-Internet market. While we continue to have a close relationship with Sprint, the following highlights the changes we made:

Commercial Relationship

    EarthLink continues to support a variety of Sprint-branded retail Internet services, such as Sprint's broadband services, and some of its web hosting services. EarthLink does this through a wholesale arrangement with Sprint. Sprint continues to sell EarthLink-branded dial up Internet access service, though Sprint may now, at its election, create a Sprint-branded dial-up service, using EarthLink or competitive components on a wholesale basis. Although Sprint may continue to use the EarthLink brand in these wholesale services, it is not required to do so. EarthLink is likewise released from any obligation to co-brand any of its services with the Sprint brand.

    Both companies have removed all exclusivity provisions from the relationship. Sprint is free to pursue relationships with other ISPs, and we are free to enter into commercial relationships with other telecommunications service providers.

    As Sprint had already delivered nearly three quarters of the subscribers required under their five-year, 750,000 subscriber guarantee, EarthLink released Sprint from the remainder of its guarantee.

Governance Relationship

    Among other changes in the governance relationship, Sprint no longer has the contractual right to acquire EarthLink through an unsolicited bid. Sprint will continue to have the right to maintain its percentage of our fully diluted equity ownership by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in an acquisition, or by the exercise of options or warrants or the conversion of convertible securities into voting stock. However, Sprint will, in most cases, have no other contractual rights to acquire EarthLink securities from the Company. Sprint will retain the ability to make a counteroffer to buy all, but not less than all, of our equity in the event a third-party seeks to acquire a controlling interest in EarthLink. In that case, our Board is not contractually obligated to accept Sprint's counter-offer, but will analyze Sprint's counter-offer in exercising its fiduciary duties to our stockholders.

    Sprint has also relinquished its right to appoint two members to our Board of Directors. Sprint's representatives have resigned from their positions on our Board. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, or if Sprint acquires all of the equity of EarthLink pursuant to a counter-offer that our Board of Directors accepts, or if Sprint's ownership of our common and preferred equity falls below 5% of our total voting equity.

Other Strategic Alliances and Acquisitions

    In January 2000, we entered into a strategic alliance with Apple Computer, Inc. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we will serve as the default ISP for Apple's Macintosh line of computers sold in the United States for a minimum of two years and our overall commercial relationship has been extended through January 4, 2005. In addition, Apple purchased $200 million of our newly created Series C convertible preferred stock and has the right to appoint one EarthLink Board member.

    In September 2000, we acquired OneMain including approximately 732,000 individual access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.0 million. The aggregate purchase price consisted of (1) $155.4 million in cash, (2) $200,000 in estimated cash payments in lieu of fractional shares, and (3) 9,278,298 shares of EarthLink common stock valued at $106.7 million. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million.

    In November 2000, we signed a definitive agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable customers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-speed Internet access, content, applications and functionality will be made available to the approximately 20 million homes passed by Time Warner Cable's broadband-capable cable networks. In June 2001, EarthLink announced that it would begin rolling-out high-speed Internet service over Time Warner's cable network in Columbus, Ohio and Syracuse, New York in September 2001 with launches in other cities by the end of 2001. This agreement to offer EarthLink's broadband Internet services over Time Warner Cable's systems was an important advance in bringing the benefits of open access to our subscribers and all Internet users. We expect that by building on our alliances with companies providing DSL, cable, fixed wireless and satellite Internet access, we will significantly expand our ability to provide subscribers with always-on, high-speed Internet access.

Marketing Channels

    Our sales and marketing efforts consist of the following programs:

    Advertising.  We advertise our services in print, billboards, electronic and broadcast media. We participate in national trade shows such as MacWorld, as well as some local and regional trade shows. During the fourth quarter of 2000, EarthLink initiated a major visually distinct advertising campaign aimed at raising brand awareness.

    Direct Marketing.  EarthLink promotes its services directly to customers in the form of disk and coupon distribution through the mail, and through promotional inserts in packages, periodicals and newspapers.

    Original Equipment Manufacturer Channels.  EarthLink has marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our OEM partners include, among others, Apple Computer, Inc. and Hewlett Packard.

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

Key Business Areas

Broadband

    Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, fixed wireless and dedicated circuit services. Broadband has emerged as a meaningful business line and we are a leading provider in the broadband market. At the end of 1999, we serviced approximately 25,000 broadband customers in 12 major cities. At the end of 2000, we serviced approximately 215,000 broadband customers in 86 markets nationwide. As of June 30, 2001, we serviced approximately 346,000 broadband subscribers compared to 80,000 as of June 30, 2000. Many of our broadband customers have upgraded from our dial up service. We continue to expand our broadband service so all of our dial up customers will have the option to upgrade to an EarthLink broadband service rather than use a competing provider. EarthLink's broadband revenues in 2000 were $57.8 million, or 6% of total revenues in 2000. During the first six months of 2001, broadband revenues were $72.9 million, an increase of 277% from the first six months of 2000. Expanded marketing efforts, including those for satellite and cable offerings, are expected to lead to an increase in new subscribers in future quarters.

Narrowband access revenues

    Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and one time set up fees. We had approximately 4.3 million narrowband customers as of December 31, 2000 and 4.4 million as of June 30, 2001. Narrowband revenues were $833.4 million in 2000, which represented 84% of total revenues for the year and were $486.1 million for the first six months of 2001, which represented an increase of 27% from the first six months of 2000.

Web hosting

    We lease server space and provide web services to companies and individuals wishing to have a web or e-commerce presence. EarthLink's web hosting revenues were $65.8 million in 2000, which represented 7% of total revenues for the year. EarthLink's web hosting revenues in the first six months of 2001 were $31.2 million, a 3% decrease compared to the first six months of 2000. As of December 31, 2000, the Company hosted approximately 169,000 web sites compared to approximately 109,000 in 1999, representing a 55% increase. EarthLink's web hosting customers during second quarter 2001 remained the same from the first quarter of 2001 at 173,000, but increased 28% compared to the second quarter of 2000. The decrease in revenues reflects lower domain fees, which can vary from quarter to quarter, and the migration to lower average prices that will allow EarthLink to be more competitive in the SOHO (small office/home office) business market. Web hosting revenue is expected to stabilize around current levels.

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

Services

    We currently support our services through our nationwide points of presence, or POPs, as well as through our broadband access alternatives. Our primary service offerings include:

  •
  Narrowband, or dial-up, Internet access,

  •
  High speed access via DSL, cable, fixed wireless or satellite,

  •
  Web hosting, and

  •
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

    Our business services consist of:

  •
  Web hosting, the business of maintaining a customer's Internet Web site,

  •
  Domain name registration, and

  •
  E-commerce solutions.

    In December 1999, we debuted our new access software and online interface, EarthLink 5.0. EarthLink 5.0 is designed to provide customers with an intuitive, all-in-one Internet environment. It allows for customization and personalization, letting EarthLink customers take advantage of the power, speed and scope of a direct Internet connection through one fully integrated user interface. Customers need only click a button to access the Web, email, chat or other Internet applications. In addition to a one-stop Internet environment, EarthLink 5.0's robust feature set includes an intuitive multimedia-aided account setup process, full management of user profiles and locations, seamless setup and use of broadband connections, and multiple personalization and productivity options.

    In December 2000, we introduced the "EarthLink Everywhere" initiative in which we focus on enabling customers to access the Internet no matter where they are; through both wired and wireless non-pc devices and appliances. Under the EarthLink Everywhere program we research and select the most promising new technologies, and bring those access technologies to market. During the second quarter of 2001, we began offering mobile EarthLink email services on the Motorola Talkabout® 2-way communication device and announced that Sony had selected EarthLink as its ISP for its new eVilla entertainment center.

Customer Service and Technical Support

    We believe that reliable customer service and technical support are critical to retaining existing customers and attracting new ones. We provide the following services:

  •
  toll-free, live telephone assistance available seven days a week, 24 hours a day,

  •
  email-based assistance available seven days a week, 24 hours a day,

  •
  live chat support 5 days a week from 4:00 a.m. to 11:15 p.m. (Pacific time),

  •
  help sites and Internet guide files on the EarthLink Web site, and

  •
  printed reference material.

    We also provide support for businesses with dedicated access connections and web sites. In addition, we maintain newsgroups on the Internet where subscribers can post requests for help and other subscribers, as well as our own support personnel, can respond.

    We currently handle an average of over 79,000 customer service and technical support calls a day through our call centers located in Pasadena, California; Sacramento, California; Rocklin, California; Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; San Jose, California; and Dallas, Texas. We also contract with call center services vendors whose EarthLink-trained employees provide additional technical support assistance. We believe the call centers' technology and systems are scaleable to accommodate call volume growth. We actively evaluate our call center facilities in order to deliver more effective and efficient services to our customers.

Technical Development and Service Enhancement

    We place significant emphasis on expanding and refining our services to enhance our customers' Internet experience. Our technical staff is engaged in a variety of technical development and service enhancement activities and continuously reviews new third-party software products and technology for potential incorporation into our systems and services. EarthLink 5.0 is a recent product of these efforts. The most recent release of EarthLink 5.0, version 5.03, in December 2000 was a significant event for us. Now every EarthLink customer can use the same software to connect to EarthLink. We also regularly update and expand the online services provided through the EarthLink Web site, organize Web content and develop online guides, help screens and other user services and resources.

POPs And Network Infrastructure

    We provide our customers with Internet access primarily through both our Company managed network and third-party network POPs. Over 90% of the U.S. population can access our Internet service through a local telephone call. We have access to third-party provider POPs through network services agreements with UUNet, Level 3, Sprint and Genuity.

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

Competition

    We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

  •
  established online services, such as America Online, the Microsoft Network and Prodigy,

  •
  local, regional and national ISPs, such as Internet America,

  •
  national telecommunications companies, such as AT&T and Verizon,

  •
  regional Bell operating companies, such as BellSouth and SBC Communications Corp,

  •
  online cable services, such as Excite@Home, AT&T Broadband and Roadrunner,

  •
  free and low cost ISPs, such as NetZero and Juno, and

  •
  broadband providers such as cable television, utility and local and long distance telephone companies.

    Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire ISPs and otherwise provide ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may continue to bundle other content, services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce (or preventing us from raising) our fees. As a result, our business may suffer.

Proprietary Rights

    General.  We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. From time to time, third parties have alleged that certain of our trademarks and technologies infringe their intellectual property rights. None of these claims has had an adverse effect on our ability to market and sell our services. However, we cannot ensure that those claims will not have an adverse effect in the future or that others will not assert infringement claims against us in the future.

    Licenses.  We have licenses to distribute and/or use third-party software incorporated in our software. Significant applications which we license for distribution include Netscape Communicator (this license automatically renews each December for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license expires in August 2001 and thereafter automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license automatically renews each year). We acquired some software, trademarks and other proprietary technology from Spry and Netcom which we may continue to use in support of the customers we acquired from those companies. We have an agreement with America Online (AOL) under which we distribute a co-branded EarthLink version of AOL Instant Messenger. We intend to maintain or negotiate renewals of existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could have a material adverse effect on us. There are no associated guaranteed payments or minimum purchase requirements under any of these agreements.

Employees

    As of June 30, 2001, we employed 6,199 individuals, including 1,125 sales and marketing personnel, 4,469 operations and customer support personnel and 425 administrative personnel. We believe we have good relations with our employees. None of our employees is represented by a labor union, and we have no collective bargaining agreement.

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

	EarthLink Network, Inc. Common Stock		MindSpring Enterprises, Inc. Common Stock
	High	Low	High	Low
YEAR ENDED DECEMBER 31, 1999
First Quarter	$55.26	$35.49	$62.50	$31.25
Second Quarter	56.04	23.07	66.50	27.94
Third Quarter	43.65	22.95	54.88	23.00
Fourth Quarter	39.01	24.15	40.44	23.88
YEAR ENDED DECEMBER 31, 2000
First Quarter (through February 4, 2000)	$30.15	$25.39	$30.15	$26.00
	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2000
February 7 through March 31, 2000	$31.88	$18.81
Second Quarter	22.19	10.56
Third Quarter	17.50	8.91
Fourth Quarter	9.69	4.75
YEAR ENDING DECEMBER 31, 2001
First Quarter	$12.50	$5.06
Second Quarter	$15.10	$10.40
Third Quarter (through July 31, 2001)	$17.88	$13.70

    The last reported sale price of the Company's common stock on the Nasdaq National Market on July 31, 2001 was $16.37 per share. There were approximately 1,708 holders of record of the Company's common stock. Our common stock is listed and traded on the Nasdaq National Market under the symbol "ELNK".

Recent Sales of Unregistered Securities

    In January 2000, Apple purchased 7.1 million shares of Series C convertible preferred stock in connection with a strategic alliance with EarthLink. In February 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the purchase of shares by Apple. Sprint purchased 2.7 million shares of which 682,000 were common stock and 2.0 million were Series B convertible preferred stock. In May 2000, Sprint exercised its preemptive rights to maintain its level of ownership in the Company after the merger of EarthLink Network and MindSpring. Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Each of these issuances was done pursuant to an exemption from registration based on Section 4(2) of the Securities Act of 1933. The proceeds of the stock issuances were used principally for working capital purposes.

Item 6. Selected Financial Data.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Selected Consolidated Financial Information

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$51,362	$133,444	$290,614	$670,433	$986,630
Operating costs and expenses	89,142	165,641	345,069	866,113	1,381,431
Loss from operations	(37,780)	(32,197)	(54,455)	(195,680)	(394,801)
Net loss	(38,761)	(33,997)	(53,178)	(173,694)	(345,922)
Deductions for accretion dividends(1)	—	—	(7,601)	(14,106)	(23,730)

Net loss attributable to common stockholders	$(38,761)	$(33,997)	$(60,779)	$(187,800)	$(369,652)

Basic and diluted net loss per share(2)	$(0.76)	$(0.44)	$(0.66)	$(1.65)	$(2.99)

Weighted average shares(2)	51,119	77,387	91,466	113,637	123,592

Other operating data:
EBITDA(3)	$(30,342)	$(14,127)	$15,498	$(6,157)	$(189,249)
Cash flows from
Operating activities	(18,227)	(9,936)	62,098	44,211	(127,162)
Investing activities	(39,697)	(25,097)	(56,886)	(339,749)	(351,731)
Financing activities	70,855	47,223	277,559	672,684	467,886
	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$13,646	$25,836	$308,607	$685,753	$674,746
Total assets	62,351	91,175	510,002	1,109,147	1,486,137
Long-term debt	8,813	13,308	10,125	188,367	13,472
Total liabilities	44,192	63,685	109,515	350,694	303,886
Accumulated deficit	(45,802)	(79,799)	(140,578)	(328,378)	(698,030)
Stockholders' equity	18,159	27,490	400,487	758,453	1,182,251

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
(3)
EBITDA is defined as earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. EBITDA should not be considered a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of our profitability or liquidity. We understand that our presentation of EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the method of calculation.

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

Safe Harbor Statement

    The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that our service offerings may fail to be competitive with existing and new competitors and competitive pressures could cause us to reduce, or prevent us from raising, prices for our services; (2) that we may not retain or grow our customer base; (3) that fluctuations in the use of the Internet for e-commerce transactions could negatively impact our subscriber growth rates and incremental revenue levels; (4) that service interruptions could harm our business; (5) that we are not profitable and may never achieve profitability or positive cash flow; (6) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (7) that our third party network providers may be unwilling or unable to provide Internet access; (8) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial up and/or broadband access; (9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (10) that our commercial and alliance arrangements may not be as beneficial to us as management anticipates; (11) that we may experience difficulties that limit our growth potential and lower future overall revenues; (12) that our stockholders have a limited ability to effect changes in control; (13) that Sprint can exercise significant control over us; (14) that government regulations could force us to change our business practices; (15) that our stock price may fluctuate significantly regardless of EarthLink's actual operating performance; and (16) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in the Company's most recent filings with the SEC.

Overview

    EarthLink, Inc. is a leading Internet service provider, ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 by the merger of EarthLink Network and MindSpring. The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, we formed one of the largest ISPs in the United States. The combined company is expected to achieve significant revenue, expense and capital synergies through economies of scale, the elimination of duplicative expenditures and the combined skills of the two companies management teams. The combined company will also be able to take advantage of the complementary blend of assets and capabilities contributed by the two companies to improve and expand service offerings and accelerate its customer growth rate.

    Our customer base grew from approximately 3.1 million paying customers on December 31, 1999 to approximately 4.7 million paying customers on December 31, 2000. We ended the second quarter of 2001 with approximately 4.9 million paying customers, up 1.2 million from the same quarter in 2000. Our growth has resulted primarily from strategic acquisitions, such as the acquisition of OneMain in September 2000, as well as traditional marketing channels and alliances. We enhance our customers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) customer education and support.

    The Company continues to pursue revenue growth in four key business areas:

  •
  Narrowband access revenues which consist of monthly fees charged to customers for dial-up Internet access and one time set up fees;
  •
  Web hosting revenues which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence;
  •
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

    In June 1998, we entered into a strategic alliance with Sprint Corporation. As a part of this alliance, Sprint transferred approximately 130,000 Internet customers to us and committed to generating at least 150,000 new Internet customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider with exclusive access to certain dial-up modem ports in Sprint's network. In February 2001, we renegotiated our commercial and governance arrangements with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year and its commitment to co-brand. Consequently, we wrote off approximately $11.3 million in related unamortized intangible assets in February 2001.

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

    In January 2000, we entered into a strategic alliance with Apple Computer, Inc. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we serve as the default ISP in Apple's setup software on its Macintosh branded line of computers for a minimum of two years, and our overall commercial relationship extends through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the United States. In addition, Apple purchased $200 million of our newly created Series C convertible preferred stock and has the right to appoint one EarthLink board member.

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

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year Ended December 31, 1998		Year Ended December 31, 1999		Year Ended December 31, 2000
	(000's)	% of Revenue	(000's)	% of Revenue	(000's)	% of Revenue
Statement of Operations Data:
Revenues:
Narrowband access	$260,229	90%	$582,883	87%	$833,415	84%
Web hosting	22,007	7	47,435	7	65,756	7
Broadband access	3,321	1	23,540	4	57,753	6
Content, commerce and advertising	5,057	2	16,575	2	29,706	3

Total revenues	290,614	100	670,433	100	986,630	100
Operating costs and expenses:
Cost of revenues	115,529	40	248,487	37	368,133	37
Sales and marketing	65,037	22	219,349	33	443,708	45
Operations and member support	80,244	28	182,134	27	297,027	30
General and administrative	34,575	12	67,876	10	106,148	11
Merger-related charges(1)	—	—	—	—	33,967	4
Acquistion-related costs(2)	49,684	17	148,267	22	132,448	13

Total operating costs and expenses	345,069	119	866,113	129	1,381,431	140

Loss from operations	(54,455)	(19)	(195,680)	(29)	(394,801)	(40)
Net interest income (expense)	3,671	1	21,986	3	46,485	5
Income tax (provision) benefit	(2,394)	—	—	—	2,394	—

Net loss	(53,178)	(18)	(173,694)	(26)	(345,922)	(35)
Deductions for accretion dividends	(7,601)	(3)	(14,106)	(2)	(23,730)	(2)

Net loss attributable to common stockholders	$(60,779)	(21)%	$(187,800)	(28)%	$(369,652)	(37)%

Other Operating Data:
Number of members at year end	1,640,000		3,122,000		4,690,000
Number of employees at year end	2,320		4,828		7,377
EBITDA(3)	$15,498	5%	$(6,157)	(1)%	$(189,249)	(19)%
Cash Flow Data:
Cash flow from (used in) operations	$62,098		$44,211		$(127,162)
Cash flow used in investing activities	(56,886)		(339,749)		(351,731)
Cash flow from financing activities	277,559		672,684		467,886

(1)
Represents merger and restructuring costs incurred during the three months ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense of $1.1 million related to accelerated vesting of options previously granted to an executive of the Company.

(2)
Represent the amortization of intangible assets acquired in the acquisition of other companies and groups of subscribers, and a one-time transaction cost, in June 1999, of $1,397,000 resulting from the strategic alliance with Sprint.

(3)
EBITDA is defined as earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. EBITDA should not be considered a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of our profitability or liquidity. We understand that our presentation of EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the method of calculation.

Narrowband access revenues

    Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and one-time set up fees. Narrowband revenues increased 43% from $582.9 million in 1999 to $833.4 million in 2000. The Company's narrowband subscriber base grew by 1.3 million subscribers in 2000, from 3 million subscribers as of December 31, 1999, to 4.3 million subscribers as of December 31, 2000, also a 43% increase. The increase in narrowband subscribers included the acquisition of approximately 732,000 subscribers in September 2000 and an additional 190,000 acquired in various smaller subscriber acquisitions during the last half of the year. Average subscribers billed in 2000 was 3.6 million, up 48% from 2.4 million in 1999. The 43% increase in narrowband revenues reflected the 48% increase in subscribers billed in the year, offset partially by a 3% decrease in average revenue per user, which resulted principally from the addition of the OneMain subscribers, which were at a lower average revenue per user than the EarthLink subscribers, and to an approximately 1% decline in average revenue per user on the EarthLink subscribers due to an increase in sales of discounted service plans.

Web hosting revenues

    Web hosting revenues are earned by leasing server space and providing web services to companies and individuals wishing to operate a web or e-commerce presence on the Internet. Web hosting revenues increased 39% from $47.4 million in 1999 to $65.8 million in 2000. The Company's web hosting subscriber base grew from 109,000 subscribers as of December 31, 1999, to 169,000 subscribers as of December 31, 2000, a 55% increase. The increase in web hosting subscribers included the acquisition of approximately 20,000 subscribers from OneMain in September 2000. Average subscribers billed in 2000 was 139,000, up 68% from 83,000 average subscribers billed in 1999. The 39% increase in web hosting revenue reflected the 68% increase in average subscribers billed, but was offset by a 17% decrease in average revenue per user. The decline in web hosting average revenue per user is due to downward pricing pressure driven by the increasingly competitive nature of the web hosting market for small office/home office subscribers, our target web hosting market.

Broadband access revenues

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including digital subscriber line (DSL), cable, dedicated circuits and fixed wireless services. Broadband revenues grew 145% in 2000, an increase of $34.3 million, from $23.5 million in 1999 to $57.8 million in 2000. The Company's broadband subscriber base increased by 190,000, or 760%, from 25,000 at December 31, 1999, to 215,000 at December 31, 2000. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable, offered at prices significantly less expensive than dedicated circuits. Average subscribers billed in 2000 was 102,000, up 659% from 13,000 average subscribers billed in 1999. The 145% increase in broadband revenue reflects the 659% growth in average broadband subscribers, offset by a 68% decline in average revenue per user. The decline in average revenue per user in 2000 is due to the significant shift in the mix of the Company's broadband subscriber base from dedicated circuit subscribers to DSL and cable subscribers. At the start of 2000, subscribers using dedicated circuits with average revenue per user in excess of $500 per month, comprised 14% of the Company's broadband base. As of December 31, 2000, subscribers with dedicated circuits had actually declined and comprised approximately 1% of the Company's broadband subscriber base. Revenue from dedicated circuit subscribers in 2000 comprised approximately 37% of 2000 total broadband revenue. We serviced 86 broadband markets nationwide as of December 31, 2000.

Content, commerce and advertising revenues

    Content, commerce and advertising revenues consist of revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. We earn these revenues through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of customers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our quarterly magazine, bLink, and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our customers. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall and through our news magazine, bLink. Content, commerce and advertising revenues increased 79% from $16.6 million in 1999 to $29.7 million during 2000. However, content, commerce and advertising revenues declined 19% from the second quarter to the third quarter and 12% from the third quarter to the fourth quarter. In the current soft environment for "dot.com" advertising, renegotiation or termination of contracts with smaller or niche "dot.com" companies, who could not achieve attractive customer acquisition costs, contributed to the third and fourth quarter declines. Our quarter to quarter decline in revenue also resulted from the absence of special promotional opportunities such as the second quarter's EarthLink-sponsored Wheel of Fortune week and the loss of the last of the former MindSpring advertising and commerce partners where EarthLink Network already had competitive relationships. In total, $2.1 million, was recognized in the second quarter of 2000, relating to these promotions.

Cost of revenues

    Cost of revenues increased 48% from $248.5 million during 1999 to $368.1 million during 2000. The increase was due to the increase in the size of our customer base. Cost of revenues as a percentage of revenues was unchanged at 37% year to year. However, cost of revenues, as a percentage of revenues, has increased approximately 2% during the fourth quarter as compared to the third quarter. This increase is due to (i) the increasing percentage of our business in DSL broadband services as described above, which has a higher percentage cost of revenues compared to narrowband access, and (ii) the inclusion of $24.3 million in costs of revenue from OneMain. OneMain had a higher cost of revenues as a percentage of revenues due to its participation in smaller, more rural markets where lower customer density and less competition among telecommunications infrastructure providers leads to higher communications costs per customer.

Sales and marketing

    Sales and marketing expenses consist of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial customers, salaries, promotional material, and the cost of consumer premise equipment and installation for broadband customers offered to potential customers as an incentive to use our services, net of reimbursements from our providers. Sales and marketing increased 102% from $219.3 million during 1999 to $443.7 million during 2000. The increase was due to the costs of growing our customer base from 3.1 million on December 31, 1999 to 3.9 million on December 31, 2000, prior to the inclusion of OneMain subscribers. This subscriber growth is in accordance with management's efforts to achieve organic growth and increasing market share through marketing strategies. These efforts include the implementation of an advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. The increase is also a result of the cost of modems when given as an incentive to subscribers to the Company's DSL service for free or significantly below EarthLink's costs. Growth in sales and marketing expenses slowed to 3% from the third quarter to the fourth quarter of 2000. The reduction in the growth of sales and marketing expenses is a result of management's focus on achieving profitability. This includes reduced spending on the less cost effective channels, particularly in narrowband. Sales, marketing and other direct costs associated with the acquisition of customers are expensed as incurred.

Operations and customer support

    Operations and customer support expenses consist of costs associated with technical support and customer service, as well as customer information systems, software development, and network operations. Operations and customer support increased 63% from $182.1 million during 1999 to $297.0 million during 2000. The increase reflects (1) $60.5 million representing the increase in customers from 3.1 million on December 31, 1999 to 3.9 million on December 31, 2000, prior to the acquisition of OneMain subscribers, (2) $16.3 million representing the inclusion of OneMain, which has historically had higher expense ratios, and (3) $38.1 million representing management's focus on retaining existing customers by providing superior service and devoting significant resources to expanding technical support capabilities.

General and administrative

    General and administrative expenses consist of fully burdened costs associated with the finance, legal, and human resource departments, outside professional services, payment processing, credit card fees, collections and bad debt. General and administrative expenses increased 56% from $67.9 million in 1999 to $106.1 million in 2000. As a percentage of revenue, general and administrative costs increased by .6% in 2000. The increase was due to the (1) normal growth in headcount and related fully burdened costs necessary to support the administrative functions of the fast growing Company, (2) headcount and related fully burdened costs related to management's effort to enhance the quality of the Company's administrative functions, by adding additional expertise within the Company such as additional experienced accountants and analysts, human resource experts, and in-house attorneys, (3) the acquisition of OneMain, which had historically higher general and administrative expense ratios due to the additional amount of support required for their more than 30 geographically dispersed office locations and related administrative functions, and (4) retention bonuses accrued as period expense necessary to keep OneMain administrative functions operating during the integration of the functions into EarthLink during the fourth quarter. Additionally, credit card fees and bad debt increased due to the increase in the Company's subscriber base.

Merger and related charges

    During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Substantially all of this amount has been paid as of December 31, 2000.

    Prior to its acquisition by EarthLink and in the first quarter of 2000, OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. During the first quarter of 2000, OneMain recorded approximately $7,179,000, of which $6,004,000 related to employee termination benefits and $1,175,000 related to the consolidation of the Company's facilities. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. The plan called for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2000, approximately 418 employees had been terminated as a result of this plan on a cumulative basis. EarthLink's acquisition of OneMain included costs related to a formal plan to integrate OneMain's operations into EarthLink's operations. The plan called for the net reduction of approximately 500 positions in operations and customer support, sales and marketing and in general and administrative departments. These costs included $6,443,000 related to employee termination benefits, $1,000,000 related to the consolidation of the Company's facilities, and $4,322,000 related to the write-off of duplicative assets. As of December 31, 2000, approximately 47 employees had been terminated as a result of this plan.

    Under both plans, charges related to real estate contracts represent payments made under non-cancellable leases, after the Company's operations had been moved from the facilities or discontinued. The write-off of duplicative assets under the EarthLink plan represents the write-off of the OneMain accounting management information systems. No additional adjustments have been made to the reserve. The following table summarizes the activity in the accruals during the year ended December 31, 2000. The balance of the restructuring accrual at December 31, 2000 is expected to be paid with 12 months.

	Merger and Related Costs	Non-Cash Items	Payments	Balance at December 31, 2000
	(In thousands)
Costs incurred to effect the merger of EarthLink
Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—
Acceleration of unamortized costs associated with line of credit and convertible debt	6,792	—	(6,792)	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—
Other	1,930	—	(1,930)	—

Subtotal	33,967	(1,076)	(32,891)	—
OneMain restructuring liabilities assumed by EarthLink:
Severance costs	4,502	—	(776)	3,726
Non-cancellable leases	942	—	(43)	899

Subtotal	5,444	—	(819)	4,625
Exit costs included in OneMain purchase price:
Severance costs	6,443	—	(2,000)	4,443
Write-off of duplicative assets	4,322	(4,322)	—	—
Non-cancellable leases	1,000	—	—	1,000

Subtotal	11,765	(4,322)	(2,000)	5,443

	$51,176	$(5,398)	$(35,710)	$10,068

Acquisition related costs

    Intangible assets acquired in connection with our transaction with Sprint that closed in September of 1998 have been amortized on a straight-line basis over their estimated useful lives. The customer base and goodwill associated with the Sprint Internet Passport business that we acquired in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreements, which we also entered into with Sprint, have been amortized over 5 and 10 years, which represented the lives of the original portion of the contracts related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively (see note 16 of the Consolidated Financial Statements). The customer bases acquired from Spry, NETCOM, InfiNet and OneMain are being amortized over three years from the date of their respective acquisitions.

    The decrease in acquisition related costs from $148.3 million 1999 to $132.4 million during 2000 is due to the fact that the customer base and the goodwill acquired in connection with the Sprint transaction were fully amortized by December 31, 1999. Note that the remaining Sprint intangibles of $11.3 million, as of February 2001, will be written off in 2001 due to the aforementioned change in the terms of our agreement with Sprint. See note 16 of the Consolidated Financial Statements.

Net interest income (expense)

    Net interest income (expense) increased 111% from $22.0 million during 1999 to $46.5 million in 2000. The increase was due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the Company made by Apple and Sprint during 2000. Interest expense decreased due to the repayment of $180.0 million in convertible debt in early April 2000.

1999 Compared to 1998

Narrowband access revenues

    EarthLink's narrowband revenues increased from $260.2 million in 1998 to $582.9 million in 1999, a 124% increase. The substantial growth in narrowband revenues was due to an increase in the Company's customer base from 1.6 million at December 31, 1998 to 3.1 million at December 31, 1999. We acquired approximately 408,000 customers from NETCOM in February 1999, 130,000 were acquired from Spry in October 1998, and approximately 130,000 customers were acquired in June 1998 from Sprint.

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

Cost of revenues

    Cost of revenues increased 115% during 1999 as compared 1998, due to the increase in our customer base. However, cost of revenues as a percentage of revenues decreased from 40% to 37%. This is attributable to: (1) more effective management of our network, (2) the addition of lower cost POP providers such as Sprint and Level 3, and (3) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leveraged our growing customer base.

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

General and administrative

    General and administrative expenses increased 96% from $34.6 million in 1998 to $67.9 million in 1999. The increase was due to increases in payroll, depreciation, credit card processing fees and bad debt. The rise in payroll costs was due to growth in headcount. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increases in credit card processing fees and bad debt were due to the increase in our customer base. As a percentage of total revenues, general and administrative expenses decreased from 12% in 1998 to 10% in 1999.

Acquisition related costs

    The increase in acquisition related costs from $49.7 million 1998 to $148.3 million during 1999 is due to the fact that the Company amortized the customer bases and goodwill acquired from Sprint, acquired in June 1998, and Spry, acquired in September 1998, for a full year 1999. In addition, the Company acquired the customer base of NETCOM in February 1999.

Interest income and expense, net

    Net interest income increased from $3.7 million in 1998 to $22.0 million 1999. The increase was due to an increase in average cash balances available for investment as a result of our public offerings of common stock completed in 1998 and 1999. Interest expense increased due to borrowings of $80 million under the credit facility to finance the NETCOM acquisition and $179.9 million in 5% convertible subordinated notes. This increase in interest expense was partially offset by aging of lease obligations and a general reduction in interest rates paid on capital leases entered into during 1999.

Liquidity and Capital Resources

    Our operating activities provided approximately $62.1 million, and $44.2 million during the years ended December 31, 1998 and 1999, respectively, and used approximately $127.2 million in cash during the year ended December 31, 2000. Our net losses of $53.2 million, $173.7 million and $345.9 million were the primary components of cash used in operating activities in the three years ended December 31, 2000 respectively. Our net losses were offset by significant non-cash depreciation and amortization expenses relating to the Company's network and intangible assets of $70.0 million, $190.5 million and $205.6 million during the three years ended December 31, 2000, respectively. Cash used in operations was also increased as a result of the increase in accounts receivable—$3.5 million, $9.8 million and $20.6 million for 1998, 1999 and 2000, respectively. The increase in cash used in 2000 is higher than the increases 1998 and 1999 due to an increase in the (i) growth in our subscriber base and (ii) addition of legacy OneMain. Approximately 40% of legacy OneMain subscribers pay their Internet Access fees by check. Approximately 10% of legacy EarthLink customers pay by check. On average, checks take 30 days longer to collect than credit card charges, thereby increasing accounts receivable. This increase was offset by an increase in deferred revenue of $10.5 million, $12.5 million and $13.0 million for 1998, 1999 and 2000, respectively. The slowdown in the rate of deferred revenue growth is due to a decrease in the rate of our subscriber growth during the latter part of 2000, and a decrease in the number of subscribers willing to pay for more than a month of service in advance. Specifically, a large portion of OneMain subscribers had previously paid for multiple months of service in advance at significantly discounted rates as a result of OneMain promotions. These promotions and discounted rates are no longer available and therefore as the prepayments expire many of the customers are renewing service on a month to month payment plan (they pay one month in advance) rather than paying for multiple months in advance. The impact of OneMain subscribers reducing prepayments continued in 2001. Cash was also provided in each of the past three years through the increase in accounts payable and accrued expenses. The increase in 2000 was not as substantial as in prior years because EarthLink used its substantial cash resources to reduce certain vendor payable amounts.

    Our investing activities used cash of approximately $56.9 million, $339.7 million and $351.7 million in 1998, 1999 and 2000, respectively. Capital equipment purchases were $44.5 million, $109.8 million and $139.4 million during the three years then ended. Net cash received in the Sprint transaction of $23.8 million was partially offset by Sprint transaction costs of $9.9 million for the year ended December 31, 1998. MindSpring acquired the subscriber base of Spry, Inc. effective October 1998 with an initial cash payment of $25 million followed by a final payment of $7 million in the first quarter of 1999. In 1999, MindSpring acquired the customer base of NETCOM and approximately $13.2 million of capital equipment for consideration of $245 million, consisting of $215 million in cash and common stock valued at $30 million (752,232 shares, at a price per share of $39.88). During 1999 and 2000, EarthLink invested $4.0 million and $6.0 million, respectively, in a limited partnership. In September 2000, EarthLink acquired OneMain for approximately $315.0 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million at a closing price of $11.50 on September 11, 2000. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $1.8 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million. We purchased the subscriber bases of other small ISPs for an aggregate amount of approximately $40.2 million.

    Financing activities provided approximately $277.6 million, $672.7 million and $467.9 million in cash during 1998, 1999 and 2000, respectively. In May 1998, MindSpring completed a follow-on public offering of 6.0 million shares of its common stock at $8.84 per share. Net proceeds from the offering were approximately $49.8 million. In June 1998, EarthLink Network completed a follow-on public offering of 6.1 million shares of its common stock at $18.58 per share. The offering consisted of 4.9 million shares, including 791,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 1.2 million shares. Net proceeds were approximately $106.3 million. In December 1998, MindSpring completed a follow-on public offering of 4.6 million of its common stock at $28.50 per share. Net proceeds from the offering were approximately $124.8 million. In January 1999, EarthLink Network completed a follow on public offering of 3.9 million shares of its common stock at $45.59 per share. The offering consisted of 3.7 million shares and an underwriter's over-allotment of 160,000 shares exercised in February 1999. Net proceeds to EarthLink Network were approximately $170 million. In conjunction with the aforementioned January 1999 offering, Sprint exercised its preemptive rights to maintain its existing ownership level in EarthLink Network. Accordingly, Sprint purchased 1.2 million shares of which 310,000 were common stock and 932,000 were Series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million. In February 1999, Sprint exercised its preemptive rights with respect to the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow-on public offering. Sprint purchased 62,000 shares of which 15,000 were common stock and 47,000 were Series B convertible preferred stock. Proceeds from the sale of stock to Sprint were $2.7 million. In April 1999, MindSpring completed a follow-on public offering of 5.5 million shares of its common stock. Net proceeds were approximately $263.5 million. MindSpring also sold $180.0 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. In January 2000, EarthLink Network entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased 7.1 million shares of EarthLink's Series C convertible preferred stock. Net proceeds were $199.5 million. In February 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares, of which 682,000 were common stock and 2.0 million were Series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $76.9 million. In April 2000, the Company repurchased approximately $180.0 million in aggregate principal amount of its 5% Convertible Subordinated Notes. In May 2000, Sprint exercised its preemptive rights to maintain its ownership level in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.4 million. The Company repurchased

5 million shares of its common stock for approximately $56.7 million. Proceeds from the exercise of stock options and warrants were $7.4 million during 2000. During 1998, 1999 and 2000 we financed the acquisition of data processing and office equipment amounting to approximately $9.3 million, $13.5 million and $5.6 million respectively, through equipment leases and sale leaseback agreements. We record sale leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the lease agreement.

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

	Maturing in Three Months or Less	Fair Value
	(Dollars in thousands)
Included in cash and cash equivalents	$540,706	$540,706
Weighted-average interest rates	6.73%

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

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1—Election of Directors—Nominees" and "Proposal 1—Election of Directors—Information Regarding Nominees for Director" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10% of the Company's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment.

Item 11. Executive Compensation

    Information relating to management compensation will be set forth under the captions "Proposal 1 —Election of Directors—Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation—Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

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
7.
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000
8.
Consolidated Statements of Cash Flows for the three years ended December 31, 2000
9.
Notes to Consolidated Financial Statements

(3)
Listing of Exhibits

Exhibit No.		Description
2.1	—	Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.1	—	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.2	—	By-laws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.3	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.
3.4	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.
3.5	—	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.6	—	Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc.
3.7	—	Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc.
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).
4.2	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring's Form S-3/A—File No. 333-74151).

4.3		—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring's Form S-3/A—File No. 333-74151).
4.4		—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
10.1		—	Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—No. 333-39456).
10.2		—	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.3		—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.4		—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5		—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6		—	(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).
(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).
(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).
10.7		—	Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 to EarthLink Network's amended Report on Form 10-K/A for the fiscal year ended December 31, 1997—File No. 000-20799).
10.8		—	Internet Wizard Sign-Up Agreement, between EarthLink Network, Inc. and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 to EarthLink Network's Registration Statement on Form S-1—File No. 333-15781).
10.9		—	Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P.
16.1		—	Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on Form 8-K, date July 6, 2000—File No. 001-15605).
21.1		—	Subsidiaries of the Registrant.
23.1	*	—	Consent of Ernst & Young LLP.
23.2	*	—	Consent of PricewaterhouseCoopers LLP.
23.3	*	—	Consent of Arthur Andersen LLP.
24.1	*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).

(b)
Reports on Form 8-K filed in fourth quarter of 2000:

    None

(c)
Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

(d)
Financial Statement Schedule

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required under the related instructions or are inapplicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.
By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer Date: August 1, 2001

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

Signature	Title

Date: August 1, 2001	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date: August 1, 2001	/s/ LEE ADREAN Lee Adrean, Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)
Date: August 1, 2001	/s/ D. CARY SMITH D. Cary Smith, Vice President—Corporate Controller (principal accounting officer)
Date: August 1, 2001	* Sky D. Dayton, Chairman of the Board

Date: August 1, 2001	* Robert M. Kavner, Director
Date: August 1, 2001	* Linwood A. Lacy Jr., Director
Date: August 1, 2001	* Michael S. McQuary, President, Director
Date: August 1, 2001	* Philip W. Schiller, Director
Date: August 1, 2001	/s/ AUSTIN M. BEUTNER Austin M. Beutner, Director
*/s/ CHARLES G. BETTY Charles G. Betty Attorney-in-Fact

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F–1

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

F–2

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

F–3

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

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2000

F–4

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	2000
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$685,753	$674,746
Accounts receivable, net of allowance of $3,933 and $9,643 at December 31, 1999 and 2000, respectively	16,367	49,568
Prepaid expenses	19,596	17,923
Other assets	13,672	26,841

Total current assets	735,388	769,078
Investments in other companies	4,400	9,600
Other long-term assets	12,536	1,437
Property and equipment, net	151,435	277,399
Intangibles:
Customer base	334,695	515,211
Marketing and distribution agreement	20,000	20,000
Goodwill	36,164	114,664
Other	16,898	11,934

	407,757	661,809
Less accumulated amortization	(202,369)	(233,186)

Intangibles, net	205,388	428,623

Total assets	$1,109,147	$1,486,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,074	$44,717
Accrued payroll and related expenses	15,850	21,983
Other accounts payable and accrued liabilities	58,947	136,150
Current portion of capital lease obligations	11,724	18,617
Deferred revenue	28,732	68,947

Total current liabilities	162,327	290,414
Long-term liabilities:
Convertible notes	179,975	—
Long-term portion of capital lease obligations	8,392	13,472

Total liabilities	350,694	303,886
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized,
Series A convertible, 6,626 shares issued and outstanding at December 31, 1999 and 2000, respectively	66	66
Series B convertible, 979 and 23,051 shares issued and outstanding at December 31, 1999 and 2000, respectively	10	231
Series C convertible, nil and 7,083 shares issued and outstanding at December 31, 1999 and 2000, respectively	—	71
Common stock, $0.01 par value, 300,000 shares authorized, 116,865 and 130,064 shares issued and outstanding at December 31, 1999 and 2000, respectively	1,169	1,301
Additional paid-in capital	1,085,109	1,877,200
Warrants to purchase common stock	477	1,412
Accumulated deficit	(328,378)	(698,030)

Total stockholders' equity	758,453	1,182,251

Total liabilities and stockholders' equity	$1,109,147	$1,486,137

The accompanying notes are an integral part of these consolidated financial statements

F–5

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1998	1999	2000
	(In thousands, except per share data)
Revenues:
Narrowband access	$260,229	$582,883	$833,415
Web hosting	22,007	47,435	65,756
Broadband access	3,321	23,540	57,753
Content, commerce and advertising	5,057	16,575	29,706

Total revenues	290,614	670,433	986,630
Operating costs and expenses:
Cost of revenues	115,529	248,487	368,133
Sales and marketing	65,037	219,349	443,708
Operations and customer support	80,244	182,134	297,027
General and administrative	34,575	67,876	106,148
Merger-related charges	—	—	33,967
Acquisition-related costs	49,684	148,267	132,448

Total operating costs and expenses	345,069	866,113	1,381,431

Loss from operations	(54,455)	(195,680)	(394,801)
Interest income, net	3,671	21,986	46,485
Income tax (provision) benefit	(2,394)	—	2,394

Net loss	(53,178)	(173,694)	(345,922)
Deductions for accretion dividends	(7,601)	(14,106)	(23,730)

Net loss attributable to common stockholders	$(60,779)	$(187,800)	$(369,652)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(1.65)	$(2.99)

Weighted average shares	91,466	113,637	123,592

The accompanying notes are an integral part of these consolidated financial statements

F–6

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Warrants to Purchase Common Stock
					Stock Subscriptions Receivable	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 1997	—	$—	81,545	$816	$—	$105,380	$—	$1,093	$(79,799)	$27,490
Issuance of Series A convertible preferred stock	6,626	66	—	—	—	134,934	—	—	—	135,000
Accretion of convertible preferred stock	—	—	—	—	—	7,601	—	—	(7,601)	—
Follow on offerings, net of expenses	—	—	16,677	167	—	280,682	—	—	—	280,849
Conversion of debt to common stock	—	—	1,265	13	—	5,030	—	—	—	5,043
Issuance of common stock for services	—	—	32	—	—	130	—	—	—	130
Issuance of common stock pursuant to exercise of stock options	—	—	2,739	27	—	4,216	—	—	—	4,243
Issuance of common stock pursuant to exercise of warrants	—	—	1,229	12	—	1,394	—	(647)	—	759
Warrants issued in conjunction with marketing agreement	—	—	—	—	—	—	—	91	—	91
Warrants issued in exchange for services	—	—	—	—	—	—	—	60	—	60
Issuance of notes receivable from stock sales	—	—	28	—	(1,041)	1,041	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(53,178)	(53,178)

Balance at December 31, 1998	6,626	66	103,515	1,035	(1,041)	540,408	—	597	(140,578)	400,487
Issuance of Series B convertible preferred stock	979	10	—	—	—	42,612	—	—	—	42,622
Accretion of convertible preferred stock	—	—	—	—	—	14,106	—	—	(14,106)	—
Follow on offering, net of expenses	—	—	9,744	98	—	446,540	—	—	—	446,638
Issuance of common stock pursuant to customer base acquisition	—	—	752	7	—	29,993	—	—	—	30,000
Issuance of common stock pursuant to exercise of stock options	—	—	2,307	23	—	10,929	—	—	—	10,952
Issuance of common stock pursuant to exercise of warrants	—	—	547	6	—	521	—	(120)	—	407
Collection of notes receivable from stock sales	—	—	—	—	1,041	—	—	—	—	1,041
Net loss	—	—	—	—	—	—	—	—	(173,694)	(173,694)

Balance at December 31, 1999	7,605	76	116,865	1,169	—	1,085,109	—	477	(328,378)	758,453
Issuance of Series B convertible preferred stock	22,072	221	—	—	—	389,556	—	—	—	389,777
Issuance of Series C convertible preferred stock	7,083	71	—	—	—	199,457	—	—	—	199,528
Accretion of convertible preferred stock	—	—	—	—	—	23,730	—	—	(23,730)	—
Repurchase of common stock	—	—	—	—	—	—	(56,691)	—	—	(56,691)
Issuance of common stock in OneMain acquisition	—	—	4,278	43	—	49,964	56,691	—	—	106,698
Issuance of common stock pursuant to top-up agreement with Sprint	—	—	6,680	67	—	118,395	—	—	—	118,462
Issuance of common stock pursuant to exercise of stock options	—	—	1,917	19	—	6,913	—	—	—	6,932
Issuance of common stock pursuant to exercise of warrants	—	—	324	3	—	537	—	(29)	—	511
Issuance of options and warrants in OneMain acquisition	—	—	—	—	—	3,539	—	964	—	4,503
Net loss	—	—	—	—	—	—	—	—	(345,922)	(345,922)

Balance at December 31, 2000	36,760	$368	130,064	$1,301	$—	$1,877,200	$—	$1,412	$(698,030)	$1,182,251

The accompanying notes are an integral part of these consolidated financial statements.

F–7

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(53,178)	$(173,694)	$(345,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect from acquisition:
Depreciation and amortization	69,953	190,504	205,552
Loss on investments in other companies	—	—	3,900
Loss on sale of assets	—	31	—
Issuance of common stock in exchange for professional services	130	—	—
Issuance of warrants in exchange for professional services	60	—	—
Increase in net accounts receivable	(3,536)	(9,801)	(20,611)
(Increase) decrease in prepaid expenses and other assets	(3,496)	(32,077)	7,824
Increase in accounts payable and accrued liabilities	41,679	56,790	9,053
Increase in deferred revenue	10,486	12,458	13,042

Net cash provided by (used in) operating activities	62,098	44,211	(127,162)
Cash flows from investing activities:
Purchase of property and equipment	(44,492)	(109,819)	(139,414)
Sale of property and equipment	—	1,416	—
Purchase of intangible assets	(27,321)	(227,494)	(37,304)
Acquisition of business, net of cash acquired	—	—	(155,561)
Transaction costs	(9,914)	—	(12,477)
Cash acquired from acquisition	23,750	—	2,125
Investments in other companies	—	(4,000)	(9,100)
Liquidation of restricted short-term investment	1,250	—	—
Other	(159)	148	—

Net cash used in investing activities	(56,886)	(339,749)	(351,731)
Cash flows from financing activities:
Proceeds from issuance of notes payable	200	174,082	—
Repayment of notes payable	(6,626)	—	(179,975)
Proceeds from line of credit	—	77,987	—
Repayment of line of credit	—	(80,000)	—
Proceeds from sale and leaseback transactions	9,275	13,456	5,619
Principal payments under capital lease obligations	(11,141)	(14,501)	(16,277)
Proceeds from public stock offerings	280,849	489,260	—
Proceeds from sale of common stock	—	—	118,462
Proceeds from issuance of preferred stock	—	—	589,305
Proceeds from exercise of stock options	4,243	10,952	6,932
Proceeds from exercise of warrants	759	407	511
Proceeds from liquidation of stock subscription receivable	—	1,041	—
Repurchase of common stock	—	—	(56,691)

Net cash provided by financing activities	277,559	672,684	467,886
Net increase (decrease) in cash and cash equivalents	282,771	377,146	(11,007)
Cash and cash equivalents, beginning of year	25,836	308,607	685,753

Cash and cash equivalents, end of year	$308,607	$685,753	$674,746

Acquisition, net of cash acquired:
Issuance of convertible preferred stock	$135,000		$—
Issuance of common stock	—		106,698
Acquisition of business	—		155,561
Transaction costs	9,914		28,839
Net liabilities assumed	—		26,025
Intangible assets	(121,164)		(314,998)

Cash acquired from acquisition	$23,750		$2,125

The accompanying notes are an integral part of these consolidated financial statements

F–8

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

	To the former stockholders of
	EarthLink Network	MindSpring
Common shares	53,265,920	63,719,035
Preferred Series A (convertible into 13,252,499 shares)	6,626,250	—
Preferred Series B	978,940	—
Preferred Series C	7,083,333	—
Options and warrants	7,924,887	5,626,890

Total	75,879,330	69,345,925

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

	Year Ended December 31,
			Month Ended January 31, 2000
	1998	1999
			(Unaudited)
	(In thousands)
Revenue:
EarthLink Network, Inc.	$175,941	$342,288	$38,677
MindSpring Enterprises, Inc.	114,673	328,145	32,075

	$290,614	$670,433	$70,752

Net loss attributable to common stockholders:
EarthLink Network, Inc.	$(59,782)	$(108,248)	$(24,721)
MindSpring Enterprises, Inc.	10,544	(40,131)	(4,647)
Adjustment to reflect establishment of tax valuation allowance	(3,940)	(25,315)	—

	$(53,178)	$(173,694)	$(29,368)

F–9

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

Revenues

    EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as our service is provided on a month to month basis and collection for the service is generally made within 30 days of the service being provided. Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and one-time set-up fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable and ISDN services. Advertising, content and electronic commerce revenues are generated by leveraging the value of the Company's customer base and user traffic. All revenues are recorded as earned.

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

F–10

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

F–11

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

	December 31,
	1998	1999	2000
Convertible (at two common shares for one preferred share) preferred stock	6,626	6,626	6,626
Convertible (at one common share for one preferred share) preferred stock	—	979	30,134
Options	10,424	12,485	21,537
Warrants	1,520	980	629

Total	18,570	21,070	58,926

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

F–12

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

F–13

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

    In January 2000, the Company entered into a multi-year alliance to deliver services to customers of Apple Computer, Inc. in the U.S. Under the terms of the alliance, EarthLink is the exclusive default ISP in Apple's Internet Setup Software included with all Apple Macintosh® computers sold in the U.S for a minimum of two years. In addition, Apple purchased 7,083,333 shares of Series C convertible preferred stock for $200 million. Apple has the right to appoint a member to EarthLink's Board of Directors.

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

F–14

of operations that actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

	Year ended December 31,
	1999	2000
	(In thousands, except per share data) (unaudited)
Statement of operations data:
Total revenues	$791,556	$1,098,768
Net loss	(317,674)	(514,755)
Deductions for accretion dividends	(14,106)	(23,730)

Net loss attributable to common stockholders	$(331,780)	$(538,485)

Basic and diluted net loss per share	$(2.63)	$(4.06)

Weighted-average shares	126,387	132,519

    During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. Substantially all of this amount has been paid as of December 31, 2000.

    Prior to its acquisition by EarthLink and in the first quarter of 2000, OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. During the first quarter of 2000, OneMain recorded approximately $7,179,000, of which $6,004,000 related to employee termination benefits and $1,175,000 related to the consolidation of the Company's facilities. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The plan called for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2000, approximately 418 employees had been terminated as a result of this plan on a cumulative basis. EarthLink's acquisition of OneMain included costs related to a formal plan to integrate OneMain's operations into EarthLink's operations. The plan called for the net reduction of approximately 500 positions in operations and customer support, sales and marketing and in general and administrative departments. These costs included $6,443,000 related to employee termination benefits $1,000,000 related to the consolidation of the Company's facilities, and $4,322,000 related to the write-off of duplicative assets. As of December 31, 2000, approximately 47 employees had been terminated as a result of this plan.

    Under both plans charges related to real estate contracts represent payments made under noncancelable leases, after the Company's operations had been moved from the facilities or discontinued. The write

F–15

off of duplicative assets under the EarthLink Plan represents the write-off of the OneMain accounting management information systems. No additional adjustments have been made to the reserve.

	Merger and Related Costs	Non-Cash Items	Payments	Balance at December 31, 2000
	(In thousands)
Costs incurred to effect the merger of EarthLink Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—
Acceleration of unamortized costs associated with line of credit and convertible debt	6,792	—	(6,792)	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—
Other	1,930	—	(1,930)	—

Subtotal	33,967	(1,076)	(32,891)	—
OneMain restructuring liabilities assumed by EarthLink:
Severance costs	4,502	—	(776)	3,726
Non-cancellable leases	942	—	(43)	899

Subtotal	5,444	—	(819)	4,625
Exit costs included in OneMain purchase price:
Severance costs	6,443	—	(2,000)	4,443
Write off of duplicative assets	4,322	(4,322)	—	—
Non-cancellable leases	1,000	—	—	1,000

Subtotal	11,765	(4,322)	(2,000)	5,443

	$51,176	$(5,398)	$(35,710)	$10,068

3. Investments in Other Companies

   EarthLink's investments in other companies consist of:

	December 31,
	1999	2000
	(In thousands)
eCompanies Venture Group, LP	$4,000	$7,500
Open Access Broadband Networks	400	100
Ceiva Logic, Inc.	—	2,000

	$4,400	$9,600

    EarthLink founder and Chairman of the Board of Directors, Sky Dayton is a founding partner in eCompanies Venture Group, LP ("EVG"), a limited partnership formed to invest in domestic emerging growth companies. The investments are accounted for under the cost method, as the Company does not have the ability to exercise significant influence over EVG's operating or financial policies. Any distributions of earnings from the partnership will be recorded as income when declared.

F–16

4. Property and Equipment

    Property and equipment consist of:

	December 31,
	1999	2000
	(In thousands)
Data center equipment	$150,424	$189,401
Office and other equipment	58,165	151,024
Land and buildings	—	5,706
Leasehold improvements	12,488	43,050
Construction-in-progress	4,526	33,803

	225,603	422,984
Less accumulated depreciation and amortization	(74,168)	(145,585)

	$151,435	$277,399

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

5. Other accounts payable and accrued liabilities

    Other accounts payable and accrued liabilities consists of the following:

	December 31,
	1999	2000
	(In thousands)
Accrued communications costs	$16,119	$41,152
Accrued advertising	13,249	24,499
Fixed asset purchases	—	17,474
Accrued property tax	343	7,109
Accrued Bounties	4,462	6,853
Accrued severance	—	4,443
Accrued integration costs	—	3,000
Other	24,774	31,620

	$58,947	$136,150

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

F–17

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

F–18

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

F–19

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

    In conjunction with its multi-year partnership with Apple Computer, Inc., EarthLink issued 7,083,333 shares of Series C convertible preferred stock to Apple for $200 million in January 2000. EarthLink has not declared nor paid dividends in cash or in kind on the Series C convertible preferred stock held by Apple. Pursuant to the terms of the Company's Series C convertible preferred stock issued to Apple and our strategic alliance with Apple, Apple has the right to name a member to the Company's Board of Directors. Apple's director designation rights exist generally for so long as Apple maintains a certain percentage of its ownership in EarthLink and EarthLink is Apple's exclusive default Internet Service Provider in the setup software of certain Apple computers.

9. Deductions for Dividends on Convertible Preferred Stock

    Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $16.3 million

F–20

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

Value of Options Granted to Employees

    For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by EarthLink:

	Year Ended December 31,
	1998	1999	2000
Annual dividends	zero	zero	zero
Expected volatility	87%	89%	92%
Risk-free interest rate	5.29%	5.42%	5.96%
Expected life (in years)	5.5	5.34	6.6

    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been increased as follows:

	Year Ended December 31,
	1998	1999	2000
	(In thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(60,779)	$(187,800)	$(369,652)

Pro forma	$(73,460)	$(227,772)	$(432,428)

Basic and diluted net loss per share:
As reported	$(0.66)	$(1.65)	$(2.99)

Pro forma	$(0.80)	$(2.00)	$(3.50)

F–21

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

    Following is a summary of stock option and warrant activity during the three years ended December 31, 2000:

	Number of Shares of Common Stock
	Stock Options	Warrants	Weighted-Average Exercise Price
	(In thousands)
Balance at December 31, 1997	9,138	2,899	$2.05
Granted	4,657	12	$17.22
Exercised	(2,813)	(1,151)	$1.56
Forfeited	(545)	—	$5.29
Surrendered in cashless exercise	(13)	(240)	$5.43

Balance at December 31, 1998	10,424	1,520	$7.71
Granted	5,801	—	$37.04
Exercised	(2,290)	(538)	$2.47
Forfeited	(1,450)	—	$27.61
Surrendered in cashless exercise	—	(2)	$2.51

Balance at December 31, 1999	12,485	980	$14.72
Granted	14,850	164	$12.90
Exercised	(1,917)	(324)	$3.31
Forfeited	(3,881)	(162)	$24.55
Surrendered in cashless exercise	—	(29)	$3.41

Balance at December 31, 2000	21,537	629	$15.07

Exercisable at December 31, 1998	2,251	1,412

Exercisable at December 31, 1999	2,505	913

Exercisable at December 31, 2000	4,827	589

    The weighted-average fair values of the options granted by the Company, during the three years ended December 31, 2000, were $16.31, $25.76 and $8.74, respectively. The weighted-average fair values of warrants granted by the Company during 1998 and 2000 were $13.97 and $5.86, respectively. There were

F–22

no warrants granted in 1999. Following is a summary of stock options and warrants outstanding as of December 31, 2000:

	Options and Warrants Outstanding			Options and Warrants
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 0.26—$ 6.63	4,473	6.37	$3.51	2,716	$1.95
6.72— 9.95	925	7.77	8.40	673	8.19
10.06— 10.06	7,351	9.66	10.06	3	10.06
10.38— 22.56	3,252	8.80	14.77	814	16.37
22.69— 26.32	3,226	8.82	25.13	382	24.93
26.41— 48.61	2,931	8.37	37.18	828	38.68
51.44— 51.44	8	8.07	51.44	—	—

$ 0.26—$51.44	22,166	8.51	$15.07	5,416	$11.84

11. Income Taxes

    The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Current	$3,000	$3,654	$(6,654)
Deferred	(606)	(3,654)	4,260

Income tax provision (benefit)	$2,394	$—	$(2,394)

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Federal income tax (benefit) at statutory rate	$(17,774)	$(60,793)	$(121,911)
State income taxes, net of federal benefit	(3,064)	(8,915)	(13,842)
Nondeductible goodwill and acquisition costs	4,922	7,735	12,905
Net change to valuation allowance	18,085	62,083	119,908
Other	225	(110)	546

	$2,394	$—	$(2,394)

    As a result of the tax-free merger with OneMain in September 2000, the Company acquired $32.9 million of additional deferred tax liabilities primarily related to the customer base and related intangibles. These additional deferred tax liabilities impact the net change to the valuation allowance.

F–23

    Deferred tax assets and liabilities include the following:

	December 31,
	1999	2000
	(in thousands)
Deferred tax assets:
Net operating losses	$67,531	$179,140
Accrued liabilities and reserves	10,168	10,188
Member base and other intangibles	31,315	—

Gross deferred tax assets	109,014	189,328
Valuation allowance	(95,977)	(187,222)

Net deferred tax assets	13,037	2,106

Deferred tax liabilities:
Member base and other intangibles	(6,512)	(476)
Depreciation and amortization	(2,025)	—
Other	(240)	(1,630)

Total deferred tax liabilities	(8,777)	(2,106)

Net deferred taxes	$4,260	$—

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

F–24

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

    Minimum lease commitments under non-cancelable leases at December 31, 2000 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2001	$20,444	$25,418
2002	10,718	26,678
2003	3,824	26,430
2004	—	25,185
2005	—	19,609
Thereafter	—	44,719

Total minimum lease payments	34,986	168,039
Less aggregate sublease income	—	(3,176)
Less amount representing interest	(2,897)

Present value of future lease payments	32,089
Less current portion	(18,617)

	$13,472	$164,863

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

    Minimum commitments under non-cancelable network service agreements are as follows:

Year ending December 31,	In millions
2001	$247.1
2002	193.0
2003	59.9
2004	24.2

Total	$524.2

F–25

    Cost of revenue from these non-cancelable network service agreements totaled $67.9 million, $150.7 million and $179.5 million for 1998, 1999 and 2000, respectively.

    EarthLink licenses Netscape Communicator software ("Netscape Communicator") from Netscape Communications Corporation, and Microsoft Internet Explorer software ("Internet Explorer") from Microsoft Corporation. These licenses permit the Company to distribute Netscape Communicator and Internet Explorer in the EarthLink Network TotalAccess software package. There are no associated guaranteed payments or minimum purchase requirements under any of these agreements.

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

14. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Cash paid during the year for interest	$2,991	$7,776	$2,942
Cash paid during the year for income taxes	435	6,581	—
Non cash transactions related to the conversion of notes payable to equity	5,043	—	—
Common stock subscription	1,041	—	—
Non cash adjustments related to accretion dividends	7,601	14,106	23,730
Common stock issued in conjunction with acquisition	—	30,000	106,698
Options issued in conjunction with acquisition	—	—	3,539
Warrants issued in conjunction with acquisition	—	—	964
Noncash accrual for acquired subscriber base	$7,000	$—	$—

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

F–26

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

F–27

statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Mar. 31 1999	Jun. 30 1999	Sept. 30 1999	Dec. 31 1999	Mar. 31 2000	Jun. 30 2000	Sept. 30 2000	Dec. 31 2000
			(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:	$129,871	$163,664	$177,753	$199,145	$219,705	$230,861	$249,300	$286,764
Operating costs and expenses:	161,493	204,859	232,980	266,781	337,952	303,929	337,030	402,520
Loss from operations	(31,622)	(41,195)	(55,227)	(67,636)	(118,247)	(73,068)	(87,730)	(115,756)
Interest income (expense), net	3,865	5,137	6,102	6,882	9,733	13,678	15,200	7,874
Income tax benefit	—	—	—	—	—	—	—	2,394

Net loss	(27,757)	(36,058)	(49,125)	(60,754)	(108,514)	(59,390)	(72,530)	(105,488)
Deductions for accretion dividends(1)	(3,646)	(3,627)	(3,404)	(3,429)	(3,331)	(4,280)	(8,035)	(8,084)

Net loss attributable to common stockholders	$(31,403)	$(39,685)	$(52,529)	$(64,183)	$(111,845)	$(63,670)	$(80,565)	$(113,572)

Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.45)	$(0.55)	$(0.95)	$(0.52)	$(0.65)	$(0.87)

Weighted average shares(2)	107,902	114,258	115,774	116,494	117,426	122,851	123,996	129,999

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

F–28

EXHIBIT INDEX

Exhibit No.		Description
2.1	—	Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.1	—
Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.2	—	By-laws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.3**	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.
3.4**	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.
3.5	—
Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.6*	—	Certificate of Correction-Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc.
3.7*	—	Certificate of Correction-Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc.
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).
4.2	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring's Form S-3/A—File No. 333-74151).
4.3	—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring's Form S-3/A—File No. 333-74151).
4.4	—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
10.1	—	Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—No. 333-39456).
10.2	—	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.3	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.4	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).

E–1

10.5	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6	—
(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).

(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).

(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) to EarthLink Network's Registration Statement on Form S-1—File No. 333-05055).
10.7	—
Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 to EarthLink Network's amended Report on Form 10-K/A for the fiscal year ended December 31, 1997—File No. 000-20799).
10.8	—
Internet Wizard Sign-Up Agreement, between EarthLink Network, Inc. and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 to EarthLink Network's Registration Statement on Form S-1—File No. 333-15781).
10.9	—	Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P.
16.1	—	Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on Form 8-K, date July 6, 2000—File No. 001-15605).
21.1**	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of PricewaterhouseCoopers LLP.
23.3*	—	Consent of Arthur Andersen LLP.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).

*
Filed herewith

**
Previously filed

E–2

QuickLinks

EARTHLINK, INC. Annual Report on Form 10-K For the Year Ended December 31, 2000
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
EARTHLINK, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
EARTHLINK, INC. CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX