Form 10-Q
period 2001-06-30
EARTHLINK INC
filed 2001-08-10
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 131,388,593 shares of Common Stock outstanding as of June 30, 2001.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2001

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Part II
Item 6.	Exhibits and Reports on Form 8-K	18

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$674,746	$600,526
Accounts receivable, net	49,568	41,366
Prepaid expenses	17,923	16,292
Other assets	26,841	14,041

Total current assets	769,078	672,225
Investments in other companies	9,600	7,400
Other long-term assets	1,437	735
Property and equipment, net	277,399	258,607
Intangibles:
Customer base	515,211	559,866
Marketing and distribution agreement	20,000	—
Goodwill	114,664	114,760
Other	11,934	12,711

	661,809	687,337
Less accumulated amortization	(233,186)	(333,847)

Intangibles, net	428,623	353,490

Total assets	$1,486,137	$1,292,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,717	$46,483
Accrued payroll and related expenses	21,983	25,930
Other accounts payable and accrued liabilities	136,150	137,500
Current portion of capital lease obligations	18,617	15,607
Deferred revenue	68,947	61,431

Total current liabilities	290,414	286,951
Long-term portion of capital lease obligations	13,472	7,895

Total liabilities	303,886	294,846
Stockholders' equity:
Preferred stock	368	368
Common stock	1,301	1,314
Additional paid-in capital	1,877,200	1,899,152
Warrants to purchase common stock	1,412	1,223
Accumulated deficit	(698,030)	(904,446)

Total stockholders' equity	1,182,251	997,611

Total liabilities and stockholders' equity	$1,486,137	$1,292,457

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
	(Unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$196,300	$244,090	$381,755	$486,133
Broadband access	10,361	40,577	19,335	72,933
Web hosting	15,962	14,511	32,262	31,160
Content, commerce and advertising	8,238	4,595	17,214	8,485

Total revenues	230,861	303,773	450,566	598,711
Operating costs and expenses:
Cost of revenues	85,255	128,672	162,803	249,294
Sales and marketing	95,906	99,936	214,873	203,186
Operations and customer support	75,923	83,579	138,751	167,269
General and administrative	22,642	28,951	43,621	60,965
Merger and restructuring charges	—	—	33,967	—
Acquisition-related costs	24,203	55,406	47,866	108,683
Write-off of intangible assets	—	—	—	11,252

Total operating costs and expenses	303,929	396,544	641,881	800,649

Loss from operations	(73,068)	(92,771)	(191,315)	(201,938)
Write-off of investments in other companies	—	(4,100)	—	(4,100)
Interest income, net	13,678	6,367	23,411	15,940

Net loss	(59,390)	(90,504)	(167,904)	(190,098)
Deductions for accretion dividends	(4,280)	(8,184)	(7,611)	(16,318)

Net loss attributable to common stockholders	$(63,670)	$98,688)	$(175,515)	$(206,416)

Basic and diluted net loss per share	$(0.52)	$(0.75)	$(1.46)	$(1.58)

Weighted average common shares outstanding	122,851	131,147	120,128	130,866

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2000	2001
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(167,904)	$(190,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,154	163,935
Write-off of investments in other companies	—	4,100
Write-off of intangible assets	—	11,252
(Increase) decrease in accounts receivable, net	(12,667)	8,202
Decrease in prepaid expenses and other assets	9,221	15,233
Increase (decrease) in accounts payable and accrued liabilities	39,579	(5,267)
Increase (decrease) in deferred revenue	4,350	(7,516)

Net cash used in operating activities	(50,267)	(159)

Cash flows from investing activities:
Purchases of property and equipment	(70,874)	(36,459)
Purchases of customer bases	(10,108)	(31,165)
Investments in other companies	(7,100)	(2,000)

Net cash used in investing activities	(88,082)	(69,624)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions	493	873
Principal payments under capital lease obligations	(5,434)	(9,433)
Repayment of notes payable	(179,975)	—
Proceeds from sale of common stock	127,226	—
Proceeds from issuance of redeemable preferred stock	580,805	—
Repurchase of common shares	(8,114)	—
Proceeds from stock options and warrants exercised	6,709	4,123

Net cash provided by (used in) financing activities	521,710	(4,437)

Net increase (decrease) in cash and cash equivalents	383,361	(74,220)
Cash and cash equivalents, beginning of period	685,753	674,746

Cash and cash equivalents, end of period	$1,069,114	$600,526

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$—	$860

Non-cash adjustments related to accretion dividends	$7,611	$16,318

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider, (or "ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. The Company was formed in February 2000 through the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring") in a transaction accounted for as a "pooling of interests". The Company's objective is to provide directly to consumers the highest quality access to the real Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers.

2.  Basis of Presentation

    The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly owned subsidiaries for the three and six month periods ended June 30, 2000 and 2001, respectively, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2000 contained in the Company's annual report on Form 10-K/A, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. As discussed previously, the condensed consolidated financial statements have been prepared to give retroactive effect to the merger, in February 2000, of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests.

    These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at June 30, 2001, the results of operations for the three and six month periods ended June 30, 2000 and 2001, and cashflows for the six month periods ended June 30, 2000 and 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles". Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. The Company has not yet determined the effect of adoption of the Statement on the financial position or results of operations.

    In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies are required to apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. The Company anticipates adopting EITF 00-14 in the first quarter of fiscal 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. The Company offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at June 30, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $12.7 million and $19.7 million during the three months ended June 30, 2000 and 2001, respectively, and $24.0 million and $40.3 million during the six months ended June 30, 2000 and 2001, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net loss or net loss per share.

4.  Net Loss per Share

    The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

5.  Acquisitions and Strategic Alliances

    In January 2000, EarthLink entered into a strategic alliance with Apple Computer, Inc. ("Apple"). In connection with this alliance, EarthLink expanded its existing commercial relationship with Apple so that EarthLink serves as the default ISP for Apple's line of Macintosh branded computers sold in the United States for a minimum of two years and the overall commercial relationship with Apple has been extended through January 4, 2005. In addition, Apple purchased 7.1 million shares of the Company's series C convertible preferred stock for $200 million and gained the right to appoint one member to EarthLink's Board of Directors for so long as Apple retains ownership of 75% or more of the shares it purchased from the Company in the investment or until Apple converts all of its series C preferred stock into common stock.

    In September 2000, EarthLink acquired OneMain.com, Inc. ("OneMain"), in a transaction accounted for as a purchase. Based on an independent appraisal, $189.5 million of the purchase price was attributed to the approximately 758,000 subscribers acquired from OneMain. Approximately $5.2 million and $6.3 million of the $315.0 million purchase price was attributed to the value of the OneMain technologies and assembled work force, respectively. The excess of cost over the estimated fair value of net assets acquired was $114.0 million and was allocated to goodwill. All intangible assets acquired in the transaction, including goodwill, are being amortized on a straight-line basis over 36 months.

    In November 2000, the Company signed a definitive agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-speed Internet access, content, applications and functionality will be made available to the approximately 20 million homes passed by Time Warner Cable's broadband-capable cable networks. In June 2001, EarthLink announced that it would begin rolling-out high-speed Internet service over Time

Warner's cable network in Columbus, Ohio and Syracuse, New York in September 2001 with launches in other cities by the end of 2001.

    In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation ("Sprint"). The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resale to their subscribers. However, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million in February 2001 to write-off unamortized assets related to the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. The Company released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year and Sprint's absolute right to acquire EarthLink commencing in September of 2001 has been terminated.

    On August 1, 2001, the Company filed an amended Registration Statement on Form S-3 with the Securities and Exchange Commission to register 32.1 million shares of the Company's common stock. Of the 32.1 million shares, (i) 12.5 million represent previously unregistered shares of common stock held by Sprint, (ii) 12.5 million represent common stock underlying approximately 13.1 million convertible preferred shares held by Sprint and (iii) 7.1 million represent common shares underlying 7.1 million convertible preferred shares held by Apple. The holders of the 32.1 million newly registered shares may sell the shares at their discretion. On August 2, 2001, the Company filed a prospectus supplement to the Registration Statement on Form S-3 indicating the intention of Sprint to offer 20 million of its registered shares of the Company's common stock for public sale.

6.  Merger and Restructuring Charges

    During the three months ended March 2000, EarthLink recognized approximately $34.0 million in merger related costs in connection with the merger of EarthLink Network and MindSpring. These expenses were associated with fees for investment banking, legal and accounting services, severance costs, acceleration of unamortized costs associated with a line of credit and convertible debt and other related charges in connection with the transaction. All of these costs were paid as of December 31, 2000.

    In September 2000, EarthLink acquired OneMain. Prior to being acquired by EarthLink, OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. As part of this consolidation, OneMain had developed a restructuring plan and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain restructuring plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of June 30, 2001, 650 employees had been terminated on a cumulative basis as a result of this plan.

    EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan to integrate OneMain's operations into EarthLink's operations. The plan called for the net reduction of approximately 500 positions in operations and customer support, sales and marketing and in general and administrative departments. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of the Company's facilities, and $4.3 million related to the write-off of duplicative assets. As of June 30, 2001, approximately 440 employees had been terminated as a result of this plan.

    Under both plans, charges related to real estate contracts represent payments made under non-cancelable leases, after the Company's operations had been moved from the facilities or discontinued. The write-off of duplicative assets under the EarthLink Plan represents the write-off of the OneMain accounting management information systems. No additional adjustments have been made to the reserve.

    The following table summarizes the activity in the accruals during the six months ended June 30, 2001. The balance of the restructuring accrual at June 30, 2001 is expected to be paid within six months.

	Balance at December 31, 2000	Non Cash Items	Payments	Balance at June 30, 2001
	(in thousands)
OneMain Restructuring Liabilities assumed by EarthLink:
Severance costs	$3,726	$—	$(3,726)	$—
Real Estate	899	—	(178)	721

Subtotal	4,625	—	(3,904)	721
Restructuring costs included in costs to purchase OneMain:
Severance costs	4,443	—	(3,023)	1,420
Real Estate	1,000	—	(942)	58

Subtotal	5,443	—	(3,965)	1,478

	$10,068	$—	$(7,869)	$2,199

7.  Acquisition-related costs

    Acquisition related charges represent the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000, the acquisition of NETCOM On-Line Communication Services, Inc., ("NETCOM"), in February 1999, the acquisition of various assets used in connection with the consumer dial-up Internet access business of Spry, Inc. ("Spry"), in October 1998 and other subscriber lists acquired by the Company. The intangible assets are generally amortized over three years.

8.  Deductions for Dividends on Convertible Preferred Stock

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustments of $8.2 million and $16.3 million recorded during the three and six month periods ended June 30, 2001, respectively, represent liquidation dividends of $5.6 million and $11.2 million, respectively, based on a 3% dividend and the accretion of a $2.6 million and $5.1 million dividend, respectively, related to a dividend associated with the beneficial conversion feature of the convertible preferred stock.

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

    The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K/A for the year ended December 31, 2000.

Overview

    EarthLink, Inc. (or the "Company"), is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Our base of approximately 4.9 million paying subscribers makes us one of the largest ISPs in the United States. Our primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative we offer wireless Internet access through devices such as personal digital assistants, or PDAs, and web enabled mobile phones. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

    Our objective is to provide directly to consumers the highest quality access to the Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers. Success in achieving this objective will be measured by achieving the highest customer ratings for quality and the highest subscriber loyalty in the industry, steady growth in subscribers and revenues, and high rates of profitability as measured by return on sales and return on equity. This performance will deliver meaningful rewards to our three stakeholders: subscribers, employees, and stockholders. We are intensely focused on improving margins by capitalizing on the continuing decline in telecommunications costs, the decline in the number of calls to our call centers due to the quality of our software and reliability of our services, benefits of scale, and streamlining of our internal processes and operations.

    Our subscriber base grew from approximately 3.7 million paying subscribers at June 30, 2000 to approximately 4.9 million paying subscribers at June 30, 2001. Our growth has resulted from strategic acquisitions such as the purchase of OneMain.com, Inc. ("OneMain"), in September of 2000, as well as traditional marketing channels and alliances. We enhance our subscribers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) subscriber education and support.

    In June 2001 we announced a price increase for our unlimited dial-up service, from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for most of our existing subscribers.

Key Business Areas

    The Company continues to pursue revenue growth in four key business areas:

  •
  Narrowband access revenues which consist of monthly fees charged to subscribers for dial-up Internet access;

  •
  Broadband access revenues which consist of monthly fees charged for high-speed, high capacity access services including DSL, cable, fixed wireless, satellite and dedicated circuits. Broadband services are provided on a retail basis directly to consumers as well as on a wholesale basis through arrangements with telecommunications and cable companies;

  •
  Web hosting revenues which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence; and

  •
  Content, commerce and advertising revenues which represent (1) sales of banner and other online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and, (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine, eLink, and through our bi-monthly magazine, bLink.

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2000	% of Revenue	2001	% of Revenue	2000	% of Revenue	2001	% of Revenue
	(in millions)
Revenues:
Narrowband access	$196.3	85	$244.1	80	$381.8	85	$486.1	82
Broadband access	10.4	4	40.6	13	19.3	4	72.9	12
Web Hosting	16.0	7	14.5	5	32.3	7	31.2	5
Content, commerce and advertising	8.2	4	4.6	2	17.2	4	8.5	1

Total revenues	230.9	100	303.8	100	450.6	100	598.7	100
Operating costs and expenses:
Cost of revenues	85.3	37	128.7	42	162.8	36	249.3	42
Sales and marketing	95.9	42	99.9	33	214.9	48	203.2	34
Operations and customer support	75.9	33	83.6	28	138.7	31	167.2	28
General and administrative	22.6	10	29.0	10	43.6	10	61.0	10
Merger and restructuring charges	—	—	—	—	34.0	7	—	—
Acquisition-related costs	24.2	10	55.4	18	47.9	10	108.6	18
Intangible asset write-off	—	—	—	—	—	—	11.3	2

Total operating costs and expenses	303.9	132	396.6	131	641.9	142	800.6	134

Loss from operations	(73.1)	(32)	(92.8)	(31)	(191.3)	(42)	(201.9)	(34)
Write-off of investments in other companies	—	—	(4.1)	—	—	—	(4.1)	—
Interest income, net	13.7	6	6.4	1	23.4	5	15.9	2

Net loss	(59.4)	(26)	(90.5)	(30)	(167.9)	(37)	(190.1)	(32)
Deductions for accretion dividends	(4.3)	(2)	(8.2)	(3)	(7.6)	(2)	(16.3)	(3)

Net loss attributable to common stockholders	$(63.7)	(28)	$(98.7)	(32)	$(175.5)	(39)	$(206.4)	35

Narrowband access revenues

    Narrowband access revenues consist of monthly fees charged to subscribers for dial-up Internet access. Our narrowband revenues increased 24% from $196.3 million during the three months ended June 30, 2000 to $244.1 million during the three months ended June 30, 2001. Narrowband revenues increased 27% from $381.8 million during the six months ended June 30, 2000 to $486.1 million during the six months ended June 30, 2001. Our narrowband subscriber base grew 900,000 from 3.5 million at June 30, 2000 to 4.4 million at June 30, 2001. Average subscribers increased from 3.4 million in the six months ended June 30, 2000 to 4.3 million in the six months ended June 30, 2001. The 27% increase in narrowband revenues reflected the 32% increase in average subscribers billed in the six month period, offset partially by a 3% decrease in average revenue per user in the same period, which resulted principally from the addition of the OneMain subscribers, which were at a lower average revenue per user than the EarthLink subscribers.

Broadband access revenues

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including digital subscriber lines (DSL), cable, dedicated circuits and fixed wireless services. Our broadband revenues increased 290% from $10.4 million during the three months ended June 30, 2000 to $40.6 million during the three months ended June 30, 2001. Broadband revenues increased 278% from $19.3 million during the six months ended June 30, 2000 to $72.9 million during the six months ended June 30, 2001. The Company's broadband subscriber base increased 333%, from 80,000 at June 30, 2000, to 346,000 at June 30, 2001. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable, offered at prices significantly less expensive than dedicated circuits. Average subscribers increased 465% from 52,000 during the six months ended June 30, 2000 to 294,000 during the six months ended June 30, 2001 while average revenue per user declined 33% due to a significant shift in the mix of the Company's broadband subscriber base from dedicated circuit subscribers to DSL and cable subscribers. At the beginning of 2000, subscribers using dedicated circuits with average revenue per user in excess of $500 per month comprised 14% of the Company's broadband base. As of December 31, 2000, subscribers with dedicated circuits had declined to less than 1% of the Company's broadband subscriber base. Revenue from dedicated circuit subscribers comprised approximately 18% of total broadband revenue for the six months ended June 30, 2001, versus 57% for the same period in 2000.

Web hosting revenues

    Web hosting revenues are earned by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 9% from $16.0 million during the three months ended June 30, 2000 to $14.5 million during the three months ended June 30, 2001. Web hosting revenues decreased 3% from $32.3 million during the six months ended June 30, 2000 to $31.2 million during the six months ended June 30, 2001. Our web hosting subscriber base grew by 38,000 from 135,000 at June 30, 2000 to 173,000 at June 30, 2001, an increase of 28%. The increase in web hosting subscribers included the acquisition of approximately 20,000 subscribers from OneMain in September 2000. Average subscribers increased 40% from 124,000 during the six months ended June 30, 2000 to 173,000 during the six months ended June 30, 2001. The decrease in web hosting revenue reflected the 40% increase in average subscribers billed offset by a 31% decrease in average revenue per user. The decline in web hosting average revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/home office) business market and lower domain fee revenue.

Content, commerce and advertising revenues

    Content, commerce and advertising revenues represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of subscribers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our bi-monthly magazine bLink and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our subscribers. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall and through our news magazine, bLink. Our content, commerce and advertising revenues decreased 44% from $8.2 million during the three months ended June 30, 2000 to $4.6 million during the three months ended June 30, 2001. Content, commerce and advertising revenues decreased 51% from $17.2 million during the six months ended June 30, 2000 to $8.5 million during the six months ended June 30, 2001. In the current soft environment for "dot.com" advertising, renegotiation or termination of contracts with smaller or niche "dot.com" companies, which could not achieve attractive customer acquisition costs, more than offset growth in revenues from larger, established partners, for whom EarthLink is an effective advertising or content partner. This decline continues to reflect the overall decline in the Internet advertising environment.

Cost of revenues

    Cost of revenues increased 51% from $85.3 million during the three months ended June 30, 2000 to $128.7 million during the three months ended June 30, 2001 and increased 53% from $162.8 million during the six months ended June 30, 2000 to $249.3 million during the six months ended June 30, 2001. Cost of revenues as a percentage of revenues increased from 37% to 42% for the three months ended June 30, 2000 and 2001, respectively and increased from 36% to 42% for the six months ended June 30, 2000 and 2001, respectively. The 53% increase in cost of revenues is due to a 38% increase in average subscribers combined with an 11% increase in average cost per subscriber. Average cost of revenue per subscriber increased due to the increasing portion of our business represented by broadband subscribers and the inclusion of the OneMain dial-up subscribers effective September 2000. Broadband revenue was 4% of total revenue for the six months ended June 30, 2000, versus 12% for the six months ended June 30, 2001. Broadband cost of revenue as a percent of revenue averaged approximately 80% during the three months ended June 30, 2001 versus average narrowband cost of revenues of slightly under 40% and web hosting and content, commerce and advertising costs of revenue of less than 10% during the same period. Additionally, OneMain incurred higher cost of revenues compared to EarthLink's traditional narrowband business due to its significant number of subscribers in smaller, rural markets where lower subscriber density and less competition among telecommunications infrastructure providers results in higher communications costs per subscriber.

    Management expects that opportunities to reduce telecom costs by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of the Company's overall business and allow percentage gross margins overall to stabilize at approximately current levels over the remainder of 2001. This means that margins for both narrowband and broadband are expected to increase, but the offsetting effects of the larger proportional share of broadband will keep overall rates relatively stable during 2001. Over time, it will be necessary to reduce line charges from telecom and cable companies in order to maintain attractive overall margins.

Sales and marketing

    Sales and marketing expenses consist of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial subscribers, salaries, promotional material, and the cost of subscriber premises equipment and installation for broadband subscribers, net of reimbursements from our providers. Sales and marketing expenses increased 4% from $95.9 million during the three months ended June 30, 2000 to $99.9 million during the three months ended June 30, 2001. Sales and marketing expenses decreased 5% from $214.9 million during the six months ended June 30, 2000 to $203.2 million during the six months ended June 30, 2001. As a percentage of revenue, sales and marketing decreased from 42% to 33% of total revenues for the three months ended June 30, 2000 and 2001, respectively and from 48% to 34% of total revenues for the six months ended June 30, 2001, respectively. The decrease in sales and marketing costs was due to a 20% decrease in gross subscribers added in the six month period ended June 30, 2001 versus the same six month period in 2000, offset by an 18% increase in costs per gross subscriber. This increase in marketing acquisition cost per subscriber is a result of penetration in the marketplace resulting in increased expenditures to generate new demand, plus the increased proportion of new broadband subscribers which have higher average acquisition costs due to the costs of consumer premise equipment and provisioning.

Operations and customer support

    Operations and customer support expenses consist of costs associated with technical support and customer service, as well as customer information systems, software development, and network operations. Operations and customer support increased 10% from $75.9 million during the three months ended June 30, 2000 to $83.6 million during the three months ended June 30, 2001 and increased 21% from $138.7 million during the six months ended June 30, 2000 to $167.2 million during the six months ended June 30, 2001. The increase in costs reflects the 38% increase in average subscribers, reduced by a 13% cost improvement related to efficiencies gained by leveraging operating costs as the subscriber base grows.

General and administrative

    General and administrative expenses consist of costs associated with the finance, legal and human resources departments, outside professional services, payment processing, collections and bad debt. General and administrative expenses increased 28% from $22.6 million during the three months ended June 30, 2000 to $29.0 million during the three months ended June 30, 2001 and 40% from $43.6 million during the six months ended June 30, 2000 to $61.0 million during the six months ended June 30, 2001. As a percentage of revenue, general and administrative expenses remained relatively flat for both the three months and six months ended June 30, 2000 and 2001.

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

Acquisition related costs

    Acquisition related costs represents the amortization of intangible assets, such as subscriber lists and goodwill, acquired in purchase transactions from companies such as NETCOM, Spry and OneMain as well as the acquisition of subscribers from smaller ISPs. Generally, such intangible assets are being amortized over three years from the date of their respective acquisitions. During the year ended June 30, 2001, the Company acquired approximately 1.0 million subscribers including 758,000 from OneMain, in September 2000, and 236,000 acquired in numerous smaller subscriber purchases. Acquisition related costs increased 129% from $24.2 million during the three months ended June 30, 2000 to $55.4 million during the three months ended June 30, 2001 and increased 127% from $47.9 million during the six months ended June 30, 2000 to $108.6 million during the six months ended June 30, 2001. The increases are due to (i) the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and (ii) the amortization of subscriber bases acquired from several other smaller companies.

Intangible asset write-off

    In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. Under the renegotiated arrangements, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, the Company recorded a non-cash charge of approximately $11.3 million to write off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

Write-off of investments in other companies

    EarthLink has made equity investments in several companies. During the three months ended June 30, 2001, EarthLink management determined that the full recovery of certain investments is unlikely. Accordingly, EarthLink recorded a charge of $4.1 million to write investments down to their net realizable value.

Net Interest income (expense)

    Net interest income decreased 53% from $13.7 million during the three months ended June 30, 2000 to $6.4 million during the three months ended June 30, 2001 and decreased 32% from $23.4 million during the six months ended June 30, 2000 to $16.0 million during the six months ended June 30, 2001. The decreases were due to a decrease in average cash balances available for investment as a result of (i) our purchase of OneMain in September 2000, (ii) the purchase of subscriber bases from several companies and (iii) the funding of our operations. The decrease in net interest income during the six months ended June 30, 2001 as compared to the same period of the prior year was partially offset by a reduction in net interest expense due to the repayment of $179.1 million in convertible debt in April 2000.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangibles". Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. The Company has not yet determined the effect of adoption of the Statement on the financial position or results of operations.

    In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies should apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. The Company anticipates adopting EITF 00-14 in the first quarter of fiscal 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. The Company offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at June 30, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $12.7 million and $19.7 million during the three months ended June 30, 2000 and 2001, respectively, and $24.0 million and $40.3 million during the six months ended June 30, 2000 and 2001, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net loss or net loss per share.

Liquidity and Capital Resources

    Our operating activities used approximately $159,000 during the six months ended June 30, 2001. The Company's net loss of $190.1 million was the primary component of cash used in operating activities during the six months ended June 30, 2001. During the six months ended June 30, 2001 the Company's net losses were offset by (i) non-cash depreciation and amortization expenses relating to the Company's network and intangible assets of $163.9 million, (ii) a decrease in accounts receivable of $8.2 million, (iii) a non-cash intangible asset write-off of $11.3 million, (iv) a non-cash write-off of investments in other companies of $4.1 million, and (iv) a decrease in prepaid expenses and other assets of $15.2 million. The reduction in prepaid expenses and other assets is due to the use of approximately $5.4 million in prepaid advertising costs, the collection of approximately $3.2 million in income taxes receivable, the use of approximately $6.1 million in inventories and the use of approximately $1.4 million in various miscellaneous assets.

    The Company used approximately $5.3 million to reduce accounts payable and accrued expenses and $7.5 million to reduce deferred revenue liabilities. The reduction in accounts payable and accrued expenses occurred as the Company used its substantial cash resources to reduce certain vendor payable amounts. The reduction in deferred revenue is due to a decrease in the number of subscribers paying for more than a month of service in advance. Specifically, a large portion of the OneMain subscribers acquired in September 2000 had previously paid for multiple months of service in advance at significantly discounted rates as a result of OneMain promotions. These promotions and discounted rates are no longer available and therefore as the prepayments expire many of the subscribers are renewing service on a month to month payment plan (they pay one month in advance) rather than paying for multiple months in advance.

    Our investing activities used cash of approximately $69.6 million during the six months ended June 30, 2001. Capital equipment purchases were $36.5 million and cash investments in other companies were $2.0 million during the six months ended June 30, 2001. The Company used $31.2 million in the purchase of subscriber bases during the six months ended June 30, 2001 .

    Our financing activities used $4.4 million during the six months ended June 30, 2001. Cash used in financing activities during the six months ended June 30, 2001 included the net of $9.4 million in principal payments under capital leases, proceeds of $873,000 from sale-leaseback transactions and $4.1 million in proceeds from warrants and stock options exercised.

    On June 30, 2001, we had approximately $600.5 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Forward Looking Statements

    The Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are subject to risks and uncertainties that could cause actual results to differ materially from those described. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. In addition, and with respect to each of these forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "believe," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include, without limitation, (1) that our service offerings may fail to be competitive with existing and new competitors and competitive pressures could cause us to reduce, or prevent us from raising, prices for our services; (2) that we may not retain or grow our subscriber base; (3) that fluctuations in the use of the Internet for e-commerce transactions could negatively impact our subscriber growth rates and incremental revenue levels; (4) that service interruptions could harm our business; (5) that we are not profitable and may never achieve profitability or positive cash flow; (6) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet subscriber demand in the rapidly evolving market for Internet services; (7) that our third party network providers may be unwilling or unable to provide Internet access; (8) that we may be unable to maintain or increase our subscriber levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial up and/or broadband access; (9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (10) that our commercial and alliance arrangements may not be as beneficial to us as management anticipates; (11) that we may experience difficulties that limit our growth potential and lower future overall revenues; (12) that our stockholders have a limited ability to effect changes in control; (13) that Sprint can exercise significant control over us; (14) that government regulations could force us to change our business practices; (15) that our stock price may fluctuate significantly regardless of EarthLink's actual operating performance; and (16) that some other unforeseen difficulties may occur. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in the Company's most recent filings with the SEC.

  Business Outlook

    EarthLink's principal operating objectives are to continue growing the broadband business rapidly while significantly improving profitability and demonstrating the ability to generate cash from operations. The Company is targeting to be EBITDA-positive in the last quarter of 2001. Based on current trends and operating plans in place for the year, EarthLink expects to end 2001 with approximately 5 million paying subscribers. Management anticipates that most of that growth will come from the broadband product line. EarthLink intends to capitalize on strong market demand, its national footprint, and its ability to deploy DSL, cable, fixed wireless and satellite broadband solutions to grow its broadband base to at least 500,000 subscribers by year-end. However, the Company expects the number of its narrowband subscribers to decline slightly year over year as a result of its recently announced price increase and the continued migration to broadband services. Revenues for the year are expected to be between $1.2 and $1.3 billion. EarthLink expects to continue improving operating margins in 2001 compared to 2000 by lowering telecommunications costs for both its narrowband and broadband services; reducing broadband installation costs by making the installation process more efficient, particularly through widespread adoption of self-installation; and growing all other operational expenses more slowly than revenues. Sales and marketing expenses are expected to decline modestly year over year as the elimination of marketing in less cost-effective channels more than offsets investment in broadband growth and brand advertising. As a result of anticipated revenue growth, increased gross profits, and reductions in operating costs and sales and marketing as percentages of revenue, EBITDA is expected to improve sequentially in each quarter of 2001 and to become positive in the last quarter. For the year, EBITDA is expected to be in the range of negative $17-$27 million. For the year, net loss before merger and acquisition-related costs and intangible asset write-offs is expected to be in the range of $105-$120 million, and net loss per share, on the same basis, is expected to be in the range of ($0.80) to ($0.95). In the third quarter of 2001, due to a temporary increase in subscriber churn resulting from the recently announced price increase, total subscribers may decline modestly but are expected to remain in the range of 4.75 to 4.9 million. Third quarter revenues should grow to approximately $315-$320 million due to the net benefit of the price increase and continued growth in broadband services. Sales and marketing spending is expected to increase to approximately $105 million during the third quarter to offset the effects of price increases and to expand marketing of broadband satellite and cable services. Member support expenses will also increase temporarily in response to an expected increase in call volume resulting from the price increase and the continued conversion of OneMain subscribers to the EarthLink billing systems. Overall, the third quarter EBITDA loss is expected to narrow to between $5 million and breakeven. The Company expects net loss for the quarter, before merger and acquisition-related costs, to be in the range of ($0.17)—($0.20) per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company does not issue or engage in trading of market-risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps.

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

Item 6.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)
Exhibits.  The following exhibits are filed as part of this report:

3.1	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.2
Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
3.3
Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
3.4
Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.5
Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.8 of EarthLink, Inc.'s Registration Statement on Form S-3/A—File No. 333-59456).
3.6
Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.9 of EarthLink, Inc.'s Registration Statement on Form S-3/A—File No. 333-59456).
3.7	By-laws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.) File No. 333-94177).
4.2
Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
4.3
Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.4	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring's Form S-3/A—File No. 333-74151).
4.5	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring's Form S-3/A—File No. 333-74151).
4.6	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).

(b)
Reports on Form 8-K.

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

      On August 1, 2001 the Company filed a Current Report on Form 8-K attaching certain financial statements relating to its strategic alliance with Sprint Corporation and related transactions in June 1998.

      On August 2, 2001, the Company filed a Current Report on Form 8-K attaching its July 19, 2001 press release containing certain unaudited earnings information for second quarter 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date: August 10, 2001	By:	/s/ CHARLES G. BETTY Charles G. Betty Chief Executive Officer

Date: August 10, 2001	By:	/s/ LEE ADREAN Lee Adrean Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)

Date: August 10, 2001	By:	/s/ CARY SMITH Cary Smith Vice President—Finance and Corporate Controller (chief accounting officer)

QuickLinks

TABLE OF CONTENTS
PART I
EARTHLINK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES