Form 10-Q/A
period 2001-06-30
EARTHLINK INC
filed 2001-08-14
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2001

    Information contained in this Amendment to Quarterly Report on Form 10-Q automatically updates and supersedes the information contained in any registration statement previously filed under the Securities Act of 1933, as amended, which incorporates the information in this Report by reference therein.

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$674,746	$600,526
Accounts receivable, net	49,568	41,366
Prepaid expenses	17,923	16,292
Other assets	26,841	14,041

Total current assets	769,078	672,225
Investments in other companies	9,600	7,400
Other long-term assets	1,437	735
Property and equipment, net	277,399	258,607
Intangibles:
Customer base	515,211	559,866
Marketing and distribution agreement	20,000	—
Goodwill	114,664	114,760
Other	11,934	12,711

	661,809	687,337
Less accumulated amortization	(233,186)	(333,847)

Intangibles, net	428,623	353,490

Total assets	$1,486,137	$1,292,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,717	$46,483
Accrued payroll and related expenses	21,983	25,930
Other accounts payable and accrued liabilities	136,150	137,500
Current portion of capital lease obligations	18,617	15,607
Deferred revenue	68,947	61,431

Total current liabilities	290,414	286,951
Long-term portion of capital lease obligations	13,472	7,895

Total liabilities	303,886	294,846
Stockholders' equity:
Preferred stock	368	368
Common stock	1,301	1,314
Additional paid-in capital	1,877,200	1,899,152
Warrants to purchase common stock	1,412	1,223
Accumulated deficit	(698,030)	(904,446)

Total stockholders' equity	1,182,251	997,611

Total liabilities and stockholders' equity	$1,486,137	$1,292,457

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
	(Unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$196,300	$244,090	$381,755	$486,133
Broadband access	10,361	40,577	19,335	72,933
Web hosting	15,962	14,511	32,262	31,160
Content, commerce and advertising	8,238	4,595	17,214	8,485

Total revenues	230,861	303,773	450,566	598,711
Operating costs and expenses:
Cost of revenues	85,255	128,672	162,803	249,294
Operations and customer support	75,923	83,579	138,751	167,269
General and administrative	22,642	28,951	43,621	60,965
Sales and marketing	95,906	99,936	214,873	203,186
Merger and restructuring charges	—	—	33,967	—
Acquisition-related costs	24,203	55,406	47,866	108,683
Write-off of intangible assets	—	—	—	11,252

Total operating costs and expenses	303,929	396,544	641,881	800,649

Loss from operations	(73,068)	(92,771)	(191,315)	(201,938)
Write-off of investments in other companies	—	(4,100)	—	(4,100)
Interest income, net	13,678	6,367	23,411	15,940

Net loss	(59,390)	(90,504)	(167,904)	(190,098)
Deductions for accretion dividends	(4,280)	(8,184)	(7,611)	(16,318)

Net loss attributable to common stockholders	$(63,670)	$(98,688)	$(175,515)	$(206,416)

Basic and diluted net loss per share	$(0.52)	$(0.75)	$(1.46)	$(1.58)

Weighted average common shares outstanding	122,851	131,147	120,128	130,866

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

5.  Acquisitions and Strategic Alliances

    In January 2000, EarthLink entered into a strategic alliance with Apple Computer, Inc. and a subsidiary (together, "Apple"). In connection with this alliance, EarthLink expanded its existing commercial relationship with Apple so that EarthLink serves as the default ISP for Apple's line of Macintosh branded computers sold in the United States for a minimum of two years and the overall commercial relationship with Apple has been extended through January 4, 2005. In addition, Apple purchased 7.1 million shares of the Company's series C convertible preferred stock for $200 million and gained the right to appoint one member to EarthLink's Board of Directors; provided, however, that such director appointment right shall terminate upon the earlier to occur of (i) the termination of the exclusivity provisions of the Internet Access Services Agreement entered into by Apple and EarthLink on January 4, 2000, (ii) Apple's conversion of all of its series C preferred stock into common stock, (iii) Apple's sale, prior to January 4, 2003, of more than 25% of the shares of series C preferred stock that it purchased from the Company, or (iv) Apple's sale, on or after January 4, 2003, of more than 50% of the shares of series C preferred stock that it purchased from the Company.

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

    In November 2000, the Company signed a definitive agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-

speed Internet access, content, applications and functionality will be made available to the approximately 20 million homes passed by Time Warner Cable's broadband-capable cable networks. In June 2001, EarthLink announced that it would begin rolling-out high-speed Internet service over Time Warner's cable network in Columbus, Ohio and Syracuse, New York in September 2001 with launches in other cities by the end of 2001.

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

    On August 1, 2001, the Company filed an amended Registration Statement on Form S-3 with the Securities and Exchange Commission to register approximately 32.1 million shares of the Company's common stock. Of the approximately 32.1 million shares, (i) approximately 12.5 million represent previously unregistered shares of common stock held by Sprint, (ii) approximately 12.5 million represent common stock underlying approximately 13.1 million convertible preferred shares held by Sprint and (iii) approximately 7.1 million represent common shares underlying approximately 7.1 million convertible preferred shares held by Apple. The holders of the approximately 32.1 million newly registered shares may sell the shares at their discretion. On August 2, 2001, the Company filed a preliminary prospectus supplement to the Registration Statement on Form S-3 indicating the intention of Sprint to offer 20 million of its registered shares of the Company's common stock for public sale.

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

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2000	% of Revenue	2001	% of Revenue	2000	% of Revenue	2001	% of Revenue
	(in millions)
Revenues:
Narrowband access	$196.3	85	$244.1	80	$381.8	85	$486.1	82
Broadband access	10.4	4	40.6	13	19.3	4	72.9	12
Web Hosting	16.0	7	14.5	5	32.3	7	31.2	5
Content, commerce and advertising	8.2	4	4.6	2	17.2	4	8.5	1

Total revenues	230.9	100	303.8	100	450.6	100	598.7	100
Operating costs and expenses:
Cost of revenues	85.3	37	128.7	42	162.8	36	249.3	42
Operations and customer support	75.9	33	83.6	28	138.7	31	167.2	28
General and administrative	22.7	10	29.0	10	43.6	10	61.0	10
Sales and marketing	95.9	42	99.9	33	214.9	48	203.2	34
Merger and restructuring charges	—	—	—	—	34.0	7	—	—
Acquisition-related costs	24.2	10	55.4	18	47.9	10	108.6	18
Intangible asset write-off	—	—	—	—	—	—	11.3	2

Total operating costs and expenses	304.0	132	396.6	131	641.9	142	800.6	134

Loss from operations	(73.1)	(32)	(92.8)	(31)	(191.3)	(42)	(201.9)	(34)
Write-off of investments in other companies	—	—	(4.1)	—	—	—	(4.1)	—
Interest income, net	13.7	6	6.4	1	23.4	5	15.9	2

Net loss	(59.4)	(26)	(90.5)	(30)	(167.9)	(37)	(190.1)	(32)
Deductions for accretion dividends	(4.3)	(2)	(8.2)	(3)	(7.6)	(2)	(16.3)	(3)

Net loss attributable to common stockholders	$(63.7)	(28)	$(98.7)	(32)	$(175.5)	(39)	$(206.4)	35

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

General and administrative

    General and administrative expenses consist of costs associated with the finance, legal and human resources departments, outside professional services, payment processing, collections and bad debt. General and administrative expenses increased 28% from $22.7 million during the three months ended June 30, 2000 to $29.0 million during the three months ended June 30, 2001 and 40% from $43.6 million during the six months ended June 30, 2000 to $61.0 million during the six months ended June 30, 2001. As a percentage of revenue, general and administrative expenses remained relatively flat for both the three months and six months ended June 30, 2000 and 2001.

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

Net Interest income (expense)

    Net interest income decreased 53% from $13.7 million during the three months ended June 30, 2000 to $6.4 million during the three months ended June 30, 2001 and decreased 32% from $23.4 million during the six months ended June 30, 2000 to $15.9 million during the six months ended June 30, 2001. The decreases were due to a decrease in average cash balances available for investment as a result of (i) our purchase of OneMain in September 2000, (ii) the purchase of subscriber bases from several companies and (iii) the funding of our operations. The decrease in net interest income during the six months ended June 30, 2001 as compared to the same period of the prior year was partially offset by a reduction in net interest expense due to the repayment of $179.1 million in convertible debt in April 2000.

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

Liquidity and Capital Resources

    Our operating activities used approximately $159,000 during the six months ended June 30, 2001 as compared to $50.3 million during the six months ended June 30, 2000. The Company's net loss of $190.1 million was the primary component of cash used in operating activities during the six months ended June 30, 2001. During the six months ended June 30, 2001 the Company's net losses were offset by (i) non-cash depreciation and amortization expenses relating to the Company's network and intangible assets of $163.9 million, (ii) a decrease in accounts receivable of $8.2 million, (iii) a non-cash intangible asset write-off of $11.3 million, (iv) a non-cash write-off of investments in other companies of $4.1 million, and (iv) a decrease in prepaid expenses and other assets of $15.2 million. The reduction in prepaid expenses and other assets is due to the use of approximately $5.4 million in prepaid advertising costs, the collection of approximately $3.2 million in income taxes receivable, the use of approximately $6.1 million in inventories and the use of approximately $0.5 million in various miscellaneous assets.

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

    Our investing activities used cash of approximately $69.6 million during the six months ended June 30, 2001 as compared to $88.1 million during the six months ended June 30, 2000. Capital equipment purchases were $36.5 million and cash investments in other companies were $2.0 million during the six months ended June 30, 2001. The Company used $31.2 million in the purchase of subscriber bases during the six months ended June 30, 2001 .

    Our financing activities used $4.4 million during the six months ended June 30, 2001 and our financing activities provided $521.7 million during the six months ended June 30, 2000. Cash used in financing activities during the six months ended June 30, 2001 included the net of $9.4 million in principal payments under capital leases, proceeds of $873,000 from sale-leaseback transactions and $4.1 million in proceeds from warrants and stock options exercised.

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

PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

    EarthLink held its annual meeting of stockholders for 2001 on May 24, 2001. The following summarizes the two proposals submitted for a vote of the stockholders at that meeting:

    Proposal 1.  To elect Linwood A. Lacy, Jr. and Michael S. McQuary to EarthLink's Board of Directors as Class II directors for a three year term. Reed E. Slatkin was identified in the proxy statement for the meeting as also standing for election as a Class II director. However, Mr. Slatkin did not stand for election at the meeting and was not elected. In addition, the terms of the following directors continued after the annual meeting: Sky D. Dayton, Charles G. Betty, Austin M. Beutner, Robert M. Kavner, and Philip W. Schiller.

  Votes "For"—114,337,695 shares
  Votes "Against"—0 shares
  Votes "Abstained"—2,305,314 shares

    Proposal 2. To approve the selection of Ernst & Young LLP as EarthLink's independent auditors for the fiscal year ending December 31, 2001.

  Votes "For"—115,827,754 shares
  Votes "Against"—656,814 shares
  Votes "Abstained"—158,441 shares

Both Proposal 1 and Proposal 2 were approved by the EarthLink stockholders at the annual meeting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date: August 14, 2001	By:	/s/ CHARLES G. BETTY Charles G. Betty Chief Executive Officer

Date: August 14, 2001	By:	/s/ LEE ADREAN Lee Adrean Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)

Date: August 14, 2001	By:	/s/ CARY SMITH Cary Smith Vice President—Finance and Corporate Controller (chief accounting officer)

QuickLinks

TABLE OF CONTENTS
PART I
EARTHLINK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II
SIGNATURES