Form 10-Q
period 2001-09-30
EARTHLINK INC
filed 2001-11-14
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2001

or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

There were 144,532,868 shares of Common Stock outstanding as of September 30, 2001.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2001

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Part II
Item 6.	Exhibits and Reports on Form 8-K	21

PART I

Item 1. Financial Statements 1

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	September 30, 2001
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$674,746	$599,778
Accounts receivable, net	49,568	48,794
Prepaid expenses	17,923	20,741
Other assets	26,841	14,628

Total current assets	769,078	683,941
Investments in other companies	9,600	5,600
Other long-term assets	1,437	232
Property and equipment, net	277,399	242,807
Intangibles:
Customer base	515,211	551,464
Marketing and distribution agreement	20,000	—
Goodwill	114,664	114,760
Other	11,934	12,851

	661,809	679,075
Less accumulated amortization	(233,186)	(387,397)

Intangibles, net	428,623	291,678

Total assets	$1,486,137	$1,224,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,717	$44,301
Accrued payroll and related expenses	21,983	33,810
Other accounts payable and accrued liabilities	136,150	144,448
Current portion of capital lease obligations	18,617	13,654
Deferred revenue	68,947	61,309

Total current liabilities	290,414	297,522
Long-term portion of capital lease obligations	13,472	4,630

Total liabilities	303,886	302,152
Stockholders' equity:
Preferred stock	368	235
Common stock	1,301	1,445
Additional paid-in capital	1,877,200	1,908,044
Warrants to purchase common stock	1,412	1,223
Accumulated deficit	(698,030)	(988,841)

Total stockholders' equity	1,182,251	922,106

Total liabilities and stockholders' equity	$1,486,137	$1,224,258

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$210,631	$254,301	$592,386	$740,434
Broadband access	15,480	45,146	34,815	118,079
Web hosting	16,535	14,638	48,797	45,798
Content, commerce and advertising	6,654	4,927	23,868	13,412

Total revenues	249,300	319,012	699,866	917,723
Operating costs and expenses:
Cost of revenues	92,398	129,890	255,201	379,184
Operations and customer support	75,866	87,729	214,617	254,998
General and administrative	25,046	31,988	68,667	92,953
Sales and marketing	112,466	95,995	327,339	299,181
Merger and restructuring charges	—	—	33,967	—
Acquisition-related costs	31,254	54,367	79,120	163,050
Write-off of intangible assets	—	—	—	11,252

Total operating costs and expenses	337,030	399,969	978,911	1,200,618

Loss from operations	(87,730)	(80,957)	(279,045)	(282,895)
Write-off of investments in other companies	—	(1,800)	—	(5,900)
Interest income, net	15,200	5,738	38,611	21,678

Net loss	(72,530)	(77,019)	(240,434)	(267,117)
Deductions for accretion dividends	(8,035)	(7,376)	(15,646)	(23,694)

Net loss attributable to common stockholders	$(80,565)	$(84,395)	$(256,080)	$(290,811)

Basic and diluted net loss per share	$(0.65)	$(0.62)	$(2.11)	$(2.20)

Weighted average common shares outstanding	123,996	135,192	121,447	132,315

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2000	2001
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(240,434)	$(267,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,521	246,435
Write-off of investments in other companies	300	5,900
Write-off of intangible assets	—	11,252
(Increase) decrease in accounts receivable, net	(15,473)	774
Decrease in prepaid expenses and other assets	11,058	10,700
(Decrease) increase in accounts payable and accrued liabilities	(5,092)	23,017
Increase (decrease) in deferred revenue	6,484	(7,638)

Net cash (used in) provided by operating activities	(116,636)	23,323

Cash flows from investing activities:
Purchases of property and equipment	(97,098)	(48,793)
Acquisition of business, net of cash acquired	(155,562)	—
Transaction costs	(10,259)	—
Net cash acquired from acquisition	2,125	—
Purchases of customer bases	(21,591)	(39,046)
Investments in other companies	(7,100)	(2,000)

Net cash used in investing activities	(289,485)	(89,839)

Cash flows from financing activities:
Proceeds from sale-leaseback transactions	838	873
Principal payments under capital lease obligations	(9,407)	(14,470)
Repayment of notes payable	(179,975)	—
Proceeds from sale of common stock	127,163	—
Proceeds from issuance of redeemable preferred stock	580,604	—
Repurchase of common shares	(56,691)	—
Proceeds from stock options and warrants exercised	7,012	5,145

Net cash provided by (used in) financing activities	469,544	(8,452)

Net increase (decrease) in cash and cash equivalents	63,423	(74,968)
Cash and cash equivalents, beginning of period	685,753	674,746

Cash and cash equivalents, end of period	$749,176	$599,778

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$106,698	$1,351

Non-cash adjustments related to accretion dividends	$15,646	$23,694

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

    EarthLink, Inc. ("EarthLink" or the "Company"), is a leading Internet service provider (or "ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. The Company was formed in February 2000 through the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring") in a transaction accounted for as a "pooling of interests." The Company's objective is to provide directly to consumers and small businesses the highest quality access to the Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers.

2.  Basis of Presentation

    The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly owned subsidiaries for the three and nine month periods ended September 30, 2000 and 2001, respectively, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2000 contained in the Company's annual report on Form 10-K/A, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. As previously stated, the condensed consolidated financial statements have been prepared to give retroactive effect to the February 2000 merger of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests.

    These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2000 and 2001, and cashflows for the nine months ended September 30, 2000 and 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangibles." Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill balance of $114.8 million as of September 30, 2001, was recorded in September 2000 in conjunction with the acquisition of OneMain.com, Inc. ("OneMain"). The goodwill balance is being amortized over three years. The impact of the adoption as it relates to existing goodwill is expected to be a reduction of amortization expense of $38.2 million and $28.7 during the years ended December 31, 2002 and 2003, respectively.

    In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies are required to apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. The Company anticipates adopting EITF 00-14 in the first quarter of fiscal year 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. The Company offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at September 30, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $20.8 million and $14.8 million during the three months ended September 30, 2000 and 2001, respectively, and $44.9 million and $55.1 million during the nine months ended September 30, 2000 and 2001, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net loss or net loss per share.

4.  Net Loss per Share

    The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

5.  Acquisitions and Strategic Alliances

    In January 2000, EarthLink entered into a strategic alliance with Apple Computer, Inc. and a subsidiary (together, "Apple"). In connection with this alliance, EarthLink expanded its existing commercial relationship with Apple so that EarthLink serves as the default ISP for Apple's line of Macintosh branded computers sold in the United States for a minimum of two years and the overall commercial relationship with Apple has been extended through January 4, 2005. In addition, Apple purchased 7.1 million shares of the Company's series C convertible preferred stock for $200.0 million and gained the right to appoint one member to EarthLink's Board of Directors. However, Apple's right to appoint a Director terminated in September 2001 upon Apple's conversion of all of its series C preferred stock into common stock.

    In September 2000, EarthLink acquired OneMain in a transaction accounted for as a purchase. Based on an independent appraisal, $189.5 million of the $315.8 million purchase price was attributed to the approximately 758,000 subscribers acquired from OneMain. Approximately $5.2 million and $6.3 million of the purchase price was attributed to the value of the OneMain technologies and assembled work force, respectively.  The excess of cost over the estimated fair value of net assets acquired was $114.8 million and was allocated to goodwill. All intangible assets acquired in the transaction, including goodwill, are being amortized on a straight-line basis over 36 months.

    In November 2000, the Company entered into a definitive agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-speed Internet access, content, applications and functionality will be made available to the approximately 20 million homes accessed by Time Warner Cable's broadband-capable cable networks. The Company has provisioned customers in a number of Time Warner cable markets and expects to market in cable markets comprising approximately one-half of the Time Warner homes passed in the fourth quarter of 2001.

    In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation ("Sprint"). The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resale to its subscribers. However, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million in February 2001 to write-off unamortized assets related to the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. The Company released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year and Sprint's absolute right to acquire EarthLink commencing in September of 2001 has been terminated.

    In August 2001, the Company registered 32.1 million shares of its common stock with the Securities and Exchange Commission on Form S-3. Of the 32.1 million shares, (i) approximately 12.5 million represent previously unregistered shares of common stock held by Sprint, (ii) approximately 12.5 million represent common stock underlying approximately 13.2 million shares of convertible preferred shares held by Sprint and (iii) 7.1 million represent common shares underlying 7.1 million shares of series C convertible preferred held by Apple. This registration represented Apple's entire stock ownership in EarthLink.

    Sprint subsequently sold 18.4 million shares of common stock in August. Of that amount, 12.5 million shares were previously unregistered shares of EarthLink common stock held by Sprint and 5.9 million shares were obtained by Sprint upon conversion of 6.2 million shares of series B preferred stock.

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

    Prior to being acquired by EarthLink, OneMain had acquired 27 Internet service providers and was working to consolidate the operating and administrative functions of the ISPs. As part of this consolidation, OneMain had developed a restructuring plan ("the OneMain Plan"), and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain Plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of September 30, 2001, all of the 650 employees had been terminated in accordance with the OneMain Plan.

    EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan to integrate OneMain's operations into EarthLink's operations. The plan called for the net reduction of approximately 500 positions in operations and customer support, sales and marketing and in general and administrative departments. As of September 30, 2001, all of these positions had been terminated as a result of the plan. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of the Company's facilities, and $4.3 million related to the write-off of duplicative assets.

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

    The following table summarizes the activity in the accruals during the nine months ended September 30, 2001. The balance of the restructuring accrual at September 30, 2001 is expected to be paid within three months.

	Balance at December 31, 2000	Non Cash Items	Payments	Balance at September 30, 2001
	(in thousands)
OneMain restructuring liabilities assumed by EarthLink:
Severance costs	$3,726	$—	$(3,726)	$—
Real Estate	899	—	(599)	300

Subtotal	4,625	—	(4,325)	300
Restructuring costs included in costs to purchase OneMain:
Severance costs	4,443	—	(4,443)	—
Real Estate	1,000	—	(994)	6

Subtotal	5,443	—	(5,437)	6

Total	$10,068	$—	$(9,762)	$306

7.  Acquisition-related Costs

    Acquisition related charges represent the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000, the acquisition of NETCOM On-Line Communication Services, Inc., ("NETCOM") in February 1999 and the acquisition of customer bases acquired from a number of smaller internet service providers. The intangible assets are generally amortized over three years.

8.  Deductions for Dividends on Convertible Preferred Stock

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. The adjustments of $7.4 million and $23.7 million recorded during the three and nine month periods ended September 30, 2001, respectively, represent liquidation dividends of $5.0 million and $16.2 million, respectively, based on a 3% dividend and the accretion of a $2.4 million and $7.5 million dividend, respectively, related to a dividend associated with the beneficial conversion feature of the convertible preferred stock. The dividends have been adjusted for the effect of the conversion of series B convertible preferred stock to common stock during August 2001.

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

Overview

    EarthLink, Inc. ("EarthLink", "We" or the "Company") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Our base of approximately 4.8 million paying subscribers makes us one of the largest ISPs in the United States. Our primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative, we offer wireless Internet access through devices such as personal digital assistants, or PDAs, and web enabled mobile phones. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

    Our objective is to provide directly to subscribers the highest quality access to the Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers. Success in achieving this objective will be measured by achieving the highest subscriber ratings for quality and the highest subscriber loyalty in the industry, steady growth in subscribers and revenues, and high rates of profitability as measured by return on sales and return on equity. This performance will deliver meaningful rewards to our three stakeholders: subscribers, employees, and stockholders. We are intensely focused on improving margins by capitalizing on the continuing decline in telecommunications costs, a decline in the number of calls to our call centers due to the quality of our software and reliability of our services, benefits of scale, and streamlining of our internal processes and operations.

    Our subscriber base grew from approximately 4.6 million paying subscribers at September 30, 2000 to approximately 4.8 million paying subscribers at September 30, 2001. Our growth has resulted from a combination of customer base acquisitions as well as organic growth. Our organic growth is a product of traditional marketing channels and alliances as well as our efforts to enhance our subscribers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) subscriber education and support. Our recent growth has come entirely from our broadband services, as our narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of a recent price increase.

    In June 2001, we announced a price increase for our unlimited dial-up service, from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers.

Recent Acquisition

    In October 2001, we entered into an agreement to acquire Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition is expected to add approximately 120,000 customers to our subscriber base and give us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. It further extends our ability to offer bundled and enhanced Internet products and services to our current and future subscribers. Under the terms of the agreement, we have offered cash of $0.36 per outstanding common share of Cidco for an aggregate purchase price of approximately $5.0 million. Conditions of the offer require greater than 50 percent of Cidco common stock be tendered before the offer expires. Any shares not acquired in the tender offer are expected to be acquired in a subsequent merger transaction at the same $0.36 per share cash price. Cidco has granted us an option to purchase 19.9% of Cidco's outstanding stock, exercisable upon termination of the agreement under certain circumstances, at an exercise price of $0.36 per share. We have agreed to provide interim financing of up to $5.0 million to Cidco, with advances to be secured by substantially all of Cidco's assets.

Key Business Areas

We continue to pursue revenue growth in four key business areas:

•
Narrowband access revenues which consist of monthly fees charged to subscribers for dial up Internet access;

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

•
Web hosting revenues which we earn by providing web services to companies and individuals wishing to have a web or e-Commerce presence; and

•
Content, commerce and advertising revenues which represent (1) payments for placing links from our properties to third-party content; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) sales of banner and other online ads. We also sell advertising and content space on our various online properties, such as the Personal Start Page, the Mall and our online magazine, eLink, and through our quarterly magazine, bLink.

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000	% of Revenue	2001	% of Revenue	2000	% of Revenue	2001	% of Revenue
	(in millions)
Revenues:
Narrowband access	$210.6	84	$254.3	80	$592.4	85	$740.4	82
Broadband access	15.5	6	45.2	13	34.8	5	118.1	12
Web hosting	16.5	7	14.6	5	48.8	7	45.8	5
Content, commerce and advertising	6.7	3	4.9	2	23.9	3	13.4	1

Total revenues	249.3	100	319.0	100	699.9	100	917.7	100
Operating costs and expenses:
Cost of revenues	92.4	37	129.9	41	255.2	36	379.2	41
Operations and customer support	75.9	30	87.7	27	214.6	31	255.0	28
General and administrative	25.0	10	32.0	10	68.7	10	92.9	10
Sales and marketing	112.4	45	96.0	30	327.3	47	299.2	33
Merger and restructuring charges	—	—	—	—	34.0	5	—	—
Acquisition-related costs	31.3	13	54.4	17	79.1	11	163.0	18
Write-off of intangible assets	—	—	—	—	—	—	11.3	1

Total operating costs and expenses	337.0	135	400.0	125	978.9	140	1,200.6	131

Loss from operations	(87.7)	(35)	(81.0)	(25)	(279.0)	(40)	(282.9)	(31)
Write-off of investments in other companies	—	—	(1.8)	(1)	—	—	(5.9)	(1)
Interest income, net	15.2	6	5.8	2	38.6	6	21.7	2

Net loss	(72.5)	(29)	(77.0)	(24)	(240.4)	(34)	(267.1)	(30)
Deductions for accretion dividends	(8.0)	(3)	(7.4)	(2)	(15.7)	(2)	(23.7)	(3)

Net loss attributable to common stockholders	$(80.5)	(32)	$(84.4)	(26)	$(256.1)	(36)	$(290.8)	(33)

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Narrowband access revenues

    Narrowband access revenues consist of monthly fees charged to subscribers for dial-up Internet access. Our narrowband revenues increased 21% from $210.6 million during the three months ended September 30, 2000 to $254.3 million during the three months ended September 30, 2001. The increase in narrowband revenues was due to (i) an increase in the average number of subscribers during the three months ended September 30, 2001 as compared to the corresponding period of the previous year and (ii) an increase in average revenue per narrowband subscriber.

    Average narrowband subscribers increased 13% from 3.8 million during the three months ended September 30, 2000 to 4.3 million during the three months ended September 30, 2001. Narrowband access revenues per subscriber increased 6% from $18.70 per month during the three months ended September 2000 to $19.77 per month during the three months ended September 2001. We increased our price for unlimited narrowband dial-up service from $19.95 to $21.95 per month during the three months ended September 30, 2001.

    While the price increase had a positive impact on revenues it negatively impacted EarthLink's narrowband subscriber growth along with certain other factors. On September 30, 2001, we had 4.2 million narrowband subscribers. This represented a 119,000 decrease from our narrowband subscriber count as of September 30, 2000, and a 175,000 decrease from the prior quarter ended June 30, 2001. This decrease resulted from: (i) increased churn caused by the price increase as well as the conversion of OneMain and other acquired subscribers to standard EarthLink billing plans, (ii) the migration of narrowband subscribers to our broadband service, (iii) a decline in the number of subscribers that we purchased from smaller ISPs, and (iv) the continued maturing of the market for narrowband Internet access. Given the current general slowdown in the economy, we do not expect growth in narrowband to resume until some time in 2002.

Broadband access revenues

    Broadband access revenues represent fees charged for high-speed, high-capacity access services including digital subscriber lines (DSL), cable, dedicated circuits and fixed wireless services. Our broadband revenues increased 192% from $15.5 million during the three months ended September 30, 2000 to $45.2 million during the three months ended September 30, 2001. The increase in broadband revenues was due to an increase in the average number of broadband subscribers during the three months ended September 30, 2001 as compared to the corresponding period of the prior year. The effect of the increase in subscribers was partially offset by a decrease in average revenues per broadband subscriber during the same periods.

    Average broadband subscribers increased 234% from 116,000 during the three months ended September 30, 2000 to 387,000 during the three months ended September 30, 2001. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable, offered at prices significantly less expensive than dedicated circuits.

    Average revenues per subscriber declined 13% from $44.54 per month during the three months ended September 30, 2000 to $38.91 per month during the three months ended September 30, 2001. The decrease in average revenues per broadband subscriber was due to: (i) a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to DSL and cable subscribers and (ii) an increase in the proportion of our business being provided on a wholesale basis through Sprint and Charter Cable. At the beginning of 2000, subscribers using dedicated circuits with average revenues per user in excess of $500 per month comprised 14% of our broadband base. As of September 30, 2001, subscribers with dedicated circuits had declined to less than 1% of our broadband subscriber base.

Web hosting revenues

    Web hosting revenues are earned by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Our web hosting revenues decreased 12% from $16.5 million during the three months ended September 30, 2000 to $14.6 million during the three months ended September 30, 2001. The decrease in web hosting revenues was due to a decrease in average revenues per subscriber during the three months ended September 30, 2001 as compared to the same period of the prior year.

    Average revenue per subscriber declined 26% from $38.34 per month during the three months ended September 30, 2000 to $28.48 per month during the three months ended September 30, 2001. The decline in average web hosting revenues per subscriber reflects the migration to lower price points to be competitive in the SOHO (small office/home office) business market and lower domain fee revenue.

    The effect of the decrease in average revenues was partially offset by an increase in average subscribers. Average web hosting subscribers increased 19% from 144,000 during the three months ended September 30, 2000 to 171,000 during the three months ended September 30, 2001.

Content, commerce and advertising revenues

    Content, commerce and advertising revenues represent revenues from Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. Revenues are earned through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of subscribers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our quarterly magazine bLink, and (iv) the sale of selected consumer products to the Company's subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our subscribers. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall and through our news magazine, bLink.

    Our content, commerce and advertising revenues decreased 27% from $6.7 million during the three months ended September 30, 2000 to $4.9 million during the three months ended September 30, 2001 due to a general decline in the market for Internet advertising. These revenues may continue to be under pressure as certain existing agreements reach renewal dates in 2002.

Cost of revenues

    Cost of revenues increased 41% from $92.4 million during the three months ended September 30, 2000 to $129.9 million during the three months ended September 30, 2001. Cost of revenues as a percentage of revenues increased from 37% to 41% for the three months ended September 30, 2000 and 2001, respectively. The increase in cost of revenues during the three months ended September 30, 2001 as compared to the same period of 2000 is due to a 20% increase in average subscribers combined with an 18% increase in average cost of revenues per subscriber.

    Average cost of revenues per subscriber increased due to the increasing portion of our business represented by broadband subscribers and the inclusion of the OneMain dial-up subscribers in September 2000. Broadband revenues were 6% and 13% of total revenues for the three months ended September 30, 2000 and 2001, respectively.

    Additionally, OneMain incurred higher cost of revenues compared to EarthLink's traditional business due to its significant number of subscribers in smaller, rural markets where lower subscriber density and less competition among telecommunications infrastructure providers results in higher communications costs per subscriber.

    Management expects that opportunities to reduce telecom costs by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of the Company's overall business and allow gross margin percentages overall to stabilize at approximately current levels over the remainder of 2001. This means that margins for both narrowband and broadband are expected to increase, but the offsetting effects of the larger proportional share of broadband will keep overall margins relatively stable during 2001. Over time, it will be necessary to reduce line charges from telecom and cable companies in order to maintain attractive overall margins.

Operations and subscriber support

    Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support increased 16% from $75.9 million during the three months ended September 30, 2000 to $87.7 million during the three months ended September 30, 2001. Operations and customer support expenses increased as we (i) added customer support staff to handle increased call volume resulting from the recent price increase, (ii) incurred increased communication costs associated with the increase in call volume and (iii) incurred the costs of system conversions and integrations.

General and administrative

    General and administrative expenses consist of costs associated with the finance, legal and human resources departments, outside professional services, payment processing, collections and bad debt. General and administrative expenses increased 28% from $25.0 million during the three months ended September 30, 2000 to $32.0 million during the three months ended September 30, 2001. This increase was due to increases in salaries and wages, credit card processing fees, bad debt and professional fees. The rise in salaries and wages was primarily due to growth in headcount. The increase in credit card processing fees and bad debt were due to the increase in our subscriber base. Professional fees increased as a result of costs associated with the secondary offering of 18.4 million shares of EarthLink stock by Sprint and certain other non-recurring expenses.

Sales and marketing

    Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) sales compensation, (iv) bounties, (v) communications costs related to trial subscribers, (vi) salaries, (vii) promotional material, (viii) the cost of customer premises equipment offered to new subscribers as sales incentives, and (ix) the net installation costs for broadband subscribers. Sales and marketing expenses decreased 15% from $112.4 million during the three months ended September 30, 2000 to $96.0 million during the three months ended September 30, 2001. As a percentage of revenue, sales and marketing decreased from 45% to 30% of total revenues for the three months ended September 30, 2000 and 2001, respectively. The decrease in sales and marketing was due to (1) lower spending on direct mail, television and radio advertising, in light of lower sales trends, and (2) lower expenses on promotional items such as consumer premise equipment, partner bounties, web and digital cameras, printer and scanners directly related to the 5% decline in gross new subscribers. This decrease reflects the Company's disciplined response to the current industry environment as well as a delay in the roll out of marketing for retail cable.

Acquisition-related costs

    Acquisition-related costs represent the amortization of intangible assets, such as customer lists and goodwill, acquired in purchase transactions from companies such as NETCOM and OneMain as well as the acquisition of subscribers from smaller ISPs. Generally, such intangible assets are amortized over three years from the date of their respective acquisitions.

    Acquisition-related costs increased 74% from $31.3 million during the three months ended September 30, 2000 to $54.4 million during the three months ended September 30, 2001. The increase was due to (i) the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and (ii) the amortization of subscriber bases acquired from several other smaller companies.

    Acquisition-related costs will remain at approximately the same level for the remainder of 2001, but are expected to decline as the intangibles from the NETCOM acquisition in February 1999 become fully amortized and due to the adoption of SFAS 142 under which we will no longer amortize the goodwill portion of the OneMain acquisition intangibles.

Write-off of investments in other companies

    EarthLink has made equity investments in several companies. During the three months ended September 30, 2001, EarthLink management determined that the full recovery of certain investments is unlikely. Accordingly, EarthLink recorded a charge of $1.8 million to write investments down to their estimated net realizable value during the three months ended September 30, 2001.

Net interest income (expense)

    Net interest income decreased 62% from $15.2 million during the three months ended September 30, 2000 to $5.8 million during the three months ended September 30, 2001. The decrease was due to a decrease in average cash balances available for investment and a decrease in investment yields.

    Our cash balances decreased as a result of (i) our purchase of OneMain in September 2000, (ii) the purchase of subscriber bases from several companies and (iii) the funding of our operations. Our monthly investment yields have decreased from approximately 6.7% in September 2000 to approximately 3.6% in September 2001 as the Federal Reserve has reduced interest rates.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Narrowband access revenues

    Narrowband revenues increased 25% from $592.4 million during the nine months ended September 30, 2000 to $740.4 million during the nine months ended September 30, 2001. The increase in narrowband revenues was due to (i) an increase in the average number of subscribers during the nine months ended September 30, 2001 as compared to the corresponding period of the previous year and (ii) an increase in average revenue per narrowband subscribers.

    Average narrowband subscribers increased 26% from 3.4 million during the nine months ended September 30, 2000 to 4.3 million in the nine months ended September 30, 2001. The acquisition of OneMain accounted for 73% of this growth, with organic growth and acquisition of smaller ISPs contributing the remainder. Narrowband access revenues per subscriber remained relatively flat at $19.08 per month during the nine months ended September 2000 and 2001.

Broadband access revenues

    Broadband revenues increased 239% from $34.8 million during the nine months ended September 30, 2000 to $118.1 million during the nine months ended September 30, 2001. The increase in broadband revenues was due to an increase in the average number of broadband subscribers during the nine months ended September 30, 2001 as compared to the same period of the prior year. However, the effect of the increase in subscribers was partially offset by a decrease in average revenues per broadband subscriber during the same period.

    Average broadband subscribers increased 339% from 74,000 during the nine months ended September 30, 2000 to 325,000 during the nine months ended September 30, 2001. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable offered at prices significantly less expensive than dedicated circuits.

    Average revenues per subscriber declined 23% from $52.56 per month during the nine months ended September 30, 2000 to $40.38 per month during the nine months ended September 30, 2001. The decrease in average revenues per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to DSL and cable subscribers. At the beginning of 2000, subscribers using dedicated circuits with average revenues per user in excess of $500 per month comprised 14% of our broadband base. As of September 30, 2001, subscribers with dedicated circuits had declined to less than 1% of our broadband subscriber base.

Web hosting revenues

    Web hosting revenues decreased 6% from $48.8 million during the nine months ended September 30, 2000 to $45.8 million during the nine months ended September 30, 2001. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the three and nine months ended September 30, 2001 as compared to the same period of the prior year.

    Average revenues per user declined 29% from $41.60 per month during the nine months ended September 30, 2000 to $29.46 per month during the nine months ended September 30, 2001. The decline in average web hosting revenues per user reflects the migration to lower price points to be competitive in the SOHO (small office/home office) business market and lower domain fee revenue. The effect of the decrease in average revenues was partially offset by an increase in average subscribers. Average web hosting subscribers increased 32% from 130,000 during the nine months ended September 30, 2000 to 172,000 during the nine months ended September 30, 2001.

Content, commerce and advertising revenues

    Content, commerce and advertising revenues decreased 44% from $23.9 million during the nine months ended September 30, 2000 to $13.4 million during the nine months ended September 30, 2001 due to a general decline in the market for Internet advertising.

Cost of revenues

    Cost of revenues increased 49% from $255.2 million during the nine months ended September 30, 2000 to $379.2 million during the nine months ended September 30, 2001. Cost of revenues as a percentage of revenues increased from 36% to 41% for the nine months ended September 30, 2000 and 2001, respectively. The increase in cost of revenues during the nine months ended September 30, 2001 as compared to the same period of 2000 is due to a 32% increase in average subscribers combined with an 13% increase in average cost of revenues per subscriber.

    Average cost of revenues per subscriber increased due to the increasing portion of our business represented by broadband subscribers and the inclusion of the OneMain dial up subscribers effective September 2000. Broadband revenue was 5% and 12% of total revenues for the nine months ended September 30, 2000 and 2001, respectively.

    Additionally, OneMain incurred higher cost of revenues compared to EarthLink's traditional business due to its significant number of subscribers in smaller, rural markets where lower subscriber density and less competition among telecommunications infrastructure providers results in higher communications costs per subscriber.

Operations and subscriber support

    Operations and customer support increased 19% from $214.6 million during the nine months ended September 30, 2000 to $255.0 million during the nine months ended September 30, 2001. Operations and customer support expenses increased as we (i) added customer support staff to handle increased call volume resulting from the price increase, (ii) incurred increased communication costs associated with the increase in call volume and (iii) incurred the costs of system conversions and integrations.

General and administrative

    General and administrative expenses increased 35% from $68.7 million during the nine months ended September 30, 2000 to $92.9 million during the nine months ended September 30, 2001. The increase was due to increases in salaries and wages, credit card processing fees, bad debt and professional fees. The rise in salaries and wages was primarily due to growth in headcount. The increases in credit card processing fees and bad debt were due to the increase in our average subscriber base. Professional fees increased as a result of costs associated with the secondary offering of 18.4 million shares of EarthLink stock by Sprint and certain other non-recurring expenses.

Sales and marketing

    Sales and marketing expenses decreased 9% from $327.3 million during the nine months ended September 30, 2000 to $299.2 million during the nine months ended September 30, 2001. As a percentage of revenues, sales and marketing decreased from 47% to 33% of total revenues for the nine months ended September 30, 2000 and 2001, respectively. The decrease in sales and marketing was due to a 16% decrease in gross subscribers added in the nine month period ended September 30, 2001 versus the same nine month period in 2000, offset by a 9% increase in costs per gross subscriber added. This increase in marketing acquisition cost per subscriber is a result of higher spending required to meet the increasing competition for new narrowband subscribers over the course of 2000, plus the increased proportion of new broadband subscribers which have higher average acquisition costs due to the costs of provisioning and consumer premise equipment given to new subscribers.

Merger and restructuring charges

    During the three months ended March 2000, EarthLink recognized approximately $34.0 million in merger related costs in connection with the merger of EarthLink Network and MindSpring. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs, the acceleration of unamortized costs associated with a line of credit and convertible debt and other related charges in connection with the transaction. All of these costs had been paid as of December 31, 2000.

Acquisition-related costs

    Acquisition-related costs increased 106% from $79.1 million during the nine months ended September 30, 2000 to $163.0 million during the nine months ended September 30, 2001. The increase was due to (i) the amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and (ii) the amortization of subscriber bases acquired from several other smaller companies.

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

Write-off of investments in other companies

    During the nine months ended September 30, 2001, EarthLink management determined that the full recovery of certain investments is unlikely. Accordingly, EarthLink recorded charges of $5.9 million to write investments down to their estimated net realizable value during the nine months ended September 30, 2001.

Net Interest income (expense)

    Net interest income decreased 44% from $38.6 million during the nine months ended September 30, 2000 to $21.7 million during the nine months ended September 30, 2001. The decrease was due to a decrease in average cash balances available for investment and a decrease in investment yields. Our cash balances decreased as a result of (i) our purchase of OneMain in September 2000, (ii) the purchase of subscriber bases from several companies and (iii) the funding of our operations. Our monthly investment yields have decreased from approximately 6.7% in September 2000 to approximately 3.6% in September 2001 as the Federal Reserve has reduced interest rates. The decrease in net interest income during the nine months ended September 30, 2001 as compared to the same period of the prior year was partially offset by a reduction in net interest expense due to the repayment of $179.1 million in convertible debt in April 2000.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangibles." Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. We anticipate adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. The impact of the adoption as it relates to existing goodwill is expected to be a reduction to amortization expense of $38.2 million and $28.7 during the years ended December 31, 2002 and 2003, respectively.

    In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies should apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. We anticipate adopting EITF 00-14 in the first quarter of fiscal year 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. We offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at September 30, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $20.8 million and $14.8 million during the three months ended September 30, 2000 and 2001, respectively, and $44.9 million and $55.1 million during the nine months ended September 30, 2000 and 2001, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net loss or net loss per share.

Liquidity and Capital Resources

    Our operating activities provided approximately $23.3 million during the nine months ended September 30, 2001 and used approximately $116.6 million during the nine months ended September 30, 2000. The Company's net loss of $267.1 million was the primary component of cash used in operating activities during the nine months ended September 30, 2001. During the nine months ended September 30, 2001 the effect of the Company's net loss on cash was offset by (i) non-cash depreciation and amortization expenses relating to our network and intangible assets of $246.4 million, (ii) a non-cash intangible asset write-off of $11.3 million, (iii) a non-cash write-off of investments in other companies of $5.9 million, (iv) an increase in accounts payable and accrued expenses of $23.0 million, (v) a decrease in accounts receivable of $774,000 and (vi) a decrease in prepaid expenses and other assets of $10.7 million. The reduction in prepaid expenses and other assets is due to the use of approximately $5.4 million in prepaid advertising costs, the collection of approximately $3.2 million in income taxes receivable, the use of approximately $8.9 million in inventories and the use of approximately $2.0 million in prepaid line installation costs. These changes were partially offset by the prepayment of approximately $6.2 million in subscriber rebates and the prepayment of $2.0 million in access fees and an increase in miscellaneous assets of approximately $600,000.

    The Company used $7.6 million to reduce deferred revenue liabilities. The reduction in deferred revenue was due to a decrease in the number of subscribers paying for more than a month of service in advance. Specifically, a large portion of the OneMain subscribers acquired in September 2000 had previously paid for multiple months of service in advance at significantly discounted rates as a result of OneMain promotions. These promotions and discounted rates are no longer available and therefore as the prepayments expire many of the subscribers are renewing service on a month to month payment plan (they pay one month in advance) rather than paying for multiple months in advance.

    Our investing activities used cash of approximately $89.8 million during the nine months ended September 30, 2001 as compared to $289.5 million during the nine months ended September 30, 2000. Capital equipment purchases were $48.8 million and cash investments in other companies were $2.0 million during the nine months ended September 30, 2001. We used $39.0 million in the purchase of subscriber bases during the nine months ended September 30, 2001.

    Our financing activities used $8.4 million during the nine months ended September 30, 2001 and provided $469.5 million during the nine months ended September 30, 2000. Cash used in financing activities during the nine months ended September 30, 2001 included the net of $14.5 million in principal payments under capital leases, proceeds of $873,000 from sale-leaseback transactions and $5.1 million in proceeds from warrants and stock options exercised.

    On September 30, 2001, we had approximately $599.8 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for at least the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Forward Looking Statements

    The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include "forward looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are subject to risks and uncertainties that could cause actual results to differ materially from those described. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections.

In addition, and with respect to each of these forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward- looking words such as "may," "will," "believe," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include, without limitation, (1) that our service offerings may fail to be competitive with existing and new competitors and competitive pressures could cause us to reduce, or prevent us from raising, prices for our services; (2) that we may not retain or grow our customer base; (3) that fluctuations in the use of the Internet for e-commerce transactions could negatively impact our subscriber growth rates and incremental revenue levels; (4) that service interruptions could harm our business; (5) that we are not profitable and may never achieve profitability or positive cash flow; (6) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (7) that our third party network providers may be unwilling or unable to provide Internet access; (8) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access; (9) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (10) that our commercial and alliance arrangements including our partnerships with Sprint and Apple may not be as beneficial to us as management anticipates; (11) that we may experience difficulties that limit our growth potential and lower future overall revenues; (12) that our stockholders have a limited ability to effect changes in control; (13) that Sprint can exercise significant control over us; (14) that government regulations could force us to change our business practices; (15) that our stock price may fluctuate significantly regardless of EarthLink's actual operating performance; (16) that the current economic slowdown may be longer and deeper than expected, impacting consumer and corporate spending; and (17) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our filings with the Securities and Exchange Commission.

  Business Outlook

    EarthLink's principal operating objectives are to continue growing its high-speed access business rapidly while significantly improving profitability and demonstrating the ability to generate cash from operations. Based on current market conditions and EarthLink's operating plans, EarthLink expects to end 2001 with approximately 4.8 million paying customers, excluding the acquisition of Cidco, which was announced on October 17, 2001 and which is expected close in late 2001 or early 2002. In light of softer economic conditions and expectations for weak holiday season personal computer sales, we do not expect the normal seasonal strength in new Internet access sign-ups. While we are forecasting only slight growth overall, we continue to see good growth prospects for the high-speed access product line.  EarthLink will continue to capitalize on its national footprint, and its ability to deploy DSL, cable, fixed wireless and satellite high-speed access solutions, to grow its high-speed access base by 60,000 to

70,000 subscribers in the fourth quarter. By year's end, EarthLink will be able to offer its award-winning, high-speed Internet access to half of the homes passed by AOL Time Warner Cable's network.

    Revenues for the fourth quarter are expected to be between $330.0 million and $335.0 million, reflecting the effect of a full quarter at the new dial-up prices and continued growth in broadband subscribers. EBITDA is expected to be in the range of $7.0 million to $12.0 million. Gross profit will increase due to the dial-up service price increase and declining communications costs, but we expect to increase sales and marketing spending to build awareness of EarthLink's high-speed offering in Time Warner Cable markets even though some of the benefits of this marketing spending will not be felt until the first quarter of 2002. Net loss, before merger and acquisition-related costs, is expected to be in the range of ($0.08) to ($0.11) per share.

    In 2002, the Company expects to continue the trends established this year, delivering strong broadband growth while steadily improving overall profitability by managing operating expenses and margins.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Company does not issue or engage in the trading of market-risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not entered into any forward nor purchased any futures contracts, nor purchased any options or entered into any swaps.

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

PART II

Item 6. Exhibits, and Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

3.1	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999 — File No. 001-15605).
3.2
Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000 — File No. 001-15605).
3.3
Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000 — File No. 001-15605).
3.4
Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.8 of EarthLink, Inc.'s Registration Statement on Form S-3/A — File No. 333-59456).
3.5
Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.9 of EarthLink, Inc.'s Registration Statement on Form S-3/A — File No. 333-59456).
3.6	By-laws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999 — File No. 001-15605).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.) File No. 333-94177).
4.2
Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit (2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999 — File No. 001-15605).

4.3
Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000 — File No. 001-15605).
4.4	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring's Form S-3/A — File No. 333-74151).
4.5	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring's Form S-3/A — File No. 333-74151).
4.6	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4 — File No. 333-41064).
(b)
Reports on Form 8-K.

      On August 1, 2001, the Company filed a Current Report on Form 8-K attaching certain financial statements relating to its strategic alliance with Sprint Corporation and related transactions in June 1998.

      On August 2, 2001, the Company filed a Current Report on Form 8-K attaching its July 19, 2001 press release containing certain unaudited earnings information for second quarter 2001.

      On August 16, 2001, the Company filed a Current Report on Form 8-K attaching its Underwriting Agreement with Credit Suisse First Boston Corporation for an underwritten offering of shares of the Company's common stock by one of its stockholders, Sprint Corporation.

      On September 10, 2001, the Company filed a Current Report on Form 8-K disclosing the establishment of a Rule 10b5-1 sales plan for Mr. Sky Dayton, the Chairman of the Company's Board of Directors.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date: November 14, 2001	/s/ Charles G. Betty Charles G. Betty, Chief Executive Officer
Date: November 14, 2001	/s/ Lee Adrean Lee Adrean, Executive Vice President — Finance and Administration and Chief Financial Officer (principal financial officer)
Date: November 14, 2001	/s/ Cary Smith Cary Smith, Vice President — Finance and Corporate Controller (chief accounting officer)

QuickLinks

EARTHLINK, INC. Quarterly Report on Form 10-Q For the Quarter Ended September 30, 2001
TABLE OF CONTENTS
PART I
EARTHLINK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II
SIGNATURES