Form 10-K
period 2001-12-31
EARTHLINK INC
filed 2002-03-21
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number 001-15605

EARTHLINK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	58-2511877 (I.R.S. Employer Identification Number)

1375 Peachtree St., Atlanta, Georgia 30309
(Address of principal executive offices, including zip code)

(404) 815-0770
(Registrant's telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant on February 28, 2002 was approximately $1.2 billion. There were 148,143,820 shares of common stock outstanding as of February 28, 2002.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or about April 8, 2002 and to be used in connection with the Annual Meeting of Stockholders expected to be held on May 23, 2002 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2001

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement".

PART I

Item 1. Business.

Overview

        EarthLink, Inc. ("EarthLink", "We" or the "Company"), is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network"), and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. By combining the two companies, we formed one of the largest ISPs in the United States.

        We provide a variety of Internet access and related services, including narrowband access, broadband or high speed access, and web hosting. We focus on providing a high-quality user experience for our users through reliable access, superior customer service and support, and useful features like email. Our customer base grew from approximately 4.7 million paying customers on December 31, 2000 to approximately 4.8 million paying customers on December 31, 2001. We have grown our customer base through traditional marketing channels such as direct marketing, alliances with strategic partners and original equipment manufacturers, or OEMs, retail outlets, and word of mouth and referral marketing, as well as through acquisitions, such as the purchase of OneMain.com in September 2000.

        Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309 and our telephone number at that address is (404) 815-0770.

Our Business Strategy

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband; increasing the range of services offered, including new forms of access as well as value-added services; pursuing acquisitions to supplement the growth we achieve through traditional sales and marketing channels; and leveraging the scale of our large customer base and existing infrastructure to improve profitability.

Continue to emphasize customer service, fostering increased customer loyalty and lower churn.

        We continue to focus significant resources on retaining subscribers by providing them with fast, reliable and ubiquitous access to the Internet through a variety of platforms and services. By providing a service that is easy to install and use, in addition to offering high-quality customer service and technical support, we intend to continue to achieve high levels of customer satisfaction. In addition, we provide a customizable personal start page that lets our subscribers create their own launch point to the Internet. As a result, they can search, organize, shop and communicate—via email, chat or Instant Messaging—all from one convenient location. Historically, our focus on providing fast and reliable access to the Internet has resulted in recognition in the form of "Best in Service" and quality awards from industry sources such as MacHome, PC World.Com and Mobile Computing.

Aggressively grow our broadband business.

        EarthLink is one of the largest broadband access providers in the U.S. with approximately 471,000 subscribers as of December 31, 2001. We are focused on offering our customers a choice of technologies through which they can access the Internet. We have a national broadband footprint via multiple wholesale vendors, enabling us to deploy DSL, cable, fixed wireless and satellite broadband solutions. We believe that our ability to leverage our existing narrowband subscriber base by migrating those subscribers to our broadband service is a key competitive advantage in growing our broadband subscriber base.

Increase our revenues from value-added services.

        We are focused on deploying products and services to further enhance our customers' desktop PC experience as well as extending Internet access beyond the desktop PC via our "EarthLink Everywhere" initiative. In the first quarter of 2001, we launched the industry's first nationwide wired and wireless home networking service; introduced a DSL service targeted at SOHO (small office/home office) and telecommuter customers; and introduced services that enable access to email and other applications from mobile wireless devices. We intend to create additional revenue opportunities from value-added products and services such as special security or privacy services, additional wireless services and Internet appliance-based services.

Pursue selected acquisitions.

        We recently made two acquisitions, which expand our service offerings. In January 2002, we acquired the key assets of OmniSky Corporation ("OmniSky"), a provider of wireless data applications and services for use on mobile devices. The acquisition of OmniSky's subscribers, and the underpinnings of its award-winning wireless data services, allows us to extend our mobile service offerings onto popular Palm and PocketPC wireless handheld devices. The acquisition also will establish EarthLink as one of the leading providers of mobile wireless Internet services. In December 2001, we acquired Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes.

        We believe that as the ISP market continues to evolve, customers will place greater emphasis on ISP performance, network coverage, reliability and support. As a result, smaller ISPs may be unable to remain competitive on a national or regional basis and may choose to sell their businesses. We intend to continue to evaluate these and other acquisition opportunities as they become available and make disciplined acquisitions where they are attractive.

Leverage the scale of our large customer base and existing infrastructure.

        We focus on leveraging our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing our network to increase its efficiency. We will also continue to manage our operating expenses and attempt to increase them more slowly than revenues, leveraging our infrastructure as we grow our customer base and revenues. Finally, we will remain focused on maximizing and increasing our marketing effectiveness and utilizing the most cost effective channels.

Key Business Areas

        We continue to pursue four key business areas:

Narrowband access

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees, any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative and equipment fees. We had approximately 4.2 million narrowband customers at December 31, 2001. Narrowband revenues were $999.3 million in 2001, which represented 80% of total revenues for the year.

Broadband access

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, and dedicated circuit services, installation fees, termination fees and fees for equipment. We expect broadband access to drive further growth across our national footprint and across a wide variety of access methods. During 2001, we added 256,000 net new broadband subscribers to end the year at 471,000 broadband subscribers. Late in the third quarter of 2001, we began providing service over the Time Warner cable network and entered several new markets each week during the fourth quarter. At December 31, 2001, we were in 20 Time Warner cable markets covering 15 million households across the United States. We will continue to expand our broadband service so that most (if not all) of our dial-up customers will have the option to upgrade to an EarthLink broadband service rather than use a competing provider. During 2001, approximately 62,000 of our broadband customers upgraded from our dial-up service. In addition, we added a static IP address telecommuting service and our home network product to leverage the value and revenue potential of our retail DSL offering. EarthLink's broadband revenues were $167.9 million or 14% of total revenues in 2001.

Web hosting

        We lease server space and provide web hosting services to companies and individuals wishing to have a web or electronic commerce presence. Our web hosting revenues were $59.3 million in 2001, which represented 5% of total revenues for the year. The number of web sites hosted remained constant as we hosted approximately 169,000 Web sites at December 31, 2000 and 2001, respectively.

Content, commerce and advertising

        We generate content, commerce and advertising revenues by leveraging the value of our customer base and user traffic. The principal component of our strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our customers. The Premier Partnership Program focuses on third parties having a natural affinity to and benefit for our customer base. The program generates revenues through (1) sales of online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) payments for placing links from our properties to third-party content. We also sell advertising and content space on our various online properties, such as the Personal Start Page™ and our online magazine eLink, and through our news magazine, bLink. We generally charge transaction fees on electronic commerce activities we facilitate. Our content, commerce and advertising revenues were $18.5 million or 1% of total revenues in 2001.

Marketing Channels

        Our sales and marketing efforts consist of the following programs:

        Advertising.    We advertise our services in print, billboards, electronic and broadcast media. We participate in national trade shows such as MacWorld, as well as numerous local and regional trade shows. During 2001, EarthLink continued a major visually distinct advertising campaign aimed at raising brand awareness.

        Direct Marketing.    We promote our services directly to customers in the form of direct mail offers, which include a free trial period or a free promotional item to attract consumers to sign up for our services; disk and coupon distribution through the mail; and through promotional inserts in packages, periodicals and newspapers.

        Original Equipment Manufacturer Channels.    We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our OEM partners include, among numerous others, Apple Computer, Compaq, IBM, Sony and Hewlett Packard.

        Apple Alliance.    Our alliance with Apple makes us the default ISP in Apple's setup software on its Macintosh branded line of computers through January 4, 2005. We are the exclusive default ISP for dial-up services on Macintosh computers sold in the United States.

        Affinity Marketing Program.    Our affinity marketing partners include many AAA clubs, AARP, and several airlines including Delta, Northwest, and America West. These partners typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential customers.

        Retail.    We market our products through retail outlets such as Best Buy, Micro Center, First Union Bank, Fry's Electronics and Office Max.

        Member Referral Program.    We believe that our existing customers are among our most important marketing tools. We currently waive one month of standard access service fees for each customer who refers a new customer to our service.

Services

        Our primary service offerings include:

  •
  Narrowband or dial-up Internet access,

  •
  High speed or broadband access via DSL, cable modem, satellite, fixed wireless or dedicated circuits,

  •
  Web hosting, and

  •
  Content, commerce and advertising.

        We currently support our services through our nationwide telecommunications points of presence, or POPs, as well as through our broadband access alternatives. These services are offered in various competitively priced plans designed to meet the needs of our customers. Our Internet access software incorporates a telephone dialer and email program with several leading third-party Internet access tools, including our own proprietary browser as well as the latest browsers from Netscape and Microsoft. This software provides a functional, easy-to-use Internet access solution for Windows and Macintosh platforms. The software automatically installs these and other software applications on customer computers. The simple point-and-click functionality of our software, combined with its easy-to-use multimedia registration and installation system, permits online credit card registration, allowing both our novice and experienced customers to quickly set up access to the Internet.

        Our business services consist of:

  •
  Web hosting, the business of maintaining a customer's Internet Web site,

  •
  Domain name registration, and

  •
  E-commerce solutions.

Customer Service and Technical Support

        We believe that reliable customer service and technical support are critical to retaining existing customers and attracting new ones. To that end, we provide the following services:

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

        We currently handle an average of over 53,000 customer service and technical support calls a day through our call centers located in Pasadena, California; Sacramento, California; Roseville, California; Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; San Jose, California; and Dallas, Texas. We also contract with call center services vendors whose EarthLink-trained employees provide additional technical support assistance. We believe our call centers' technology and systems are scaleable to accommodate call volume growth. We actively evaluate our call center facilities in order to deliver more effective and efficient services to our customers.

Technical Development and Service Enhancement

        In December 2000, we introduced the "EarthLink Everywhere" initiative in which we focus on enabling customers to access the Internet no matter where they are through both wired and wireless devices and appliances. Under the EarthLink Everywhere initiative, we research and select the most promising new technologies, and establish core groups dedicated to bringing those access technologies to market. The announcement of our EarthLink Everywhere initiative coincided with our launch of our BlackBerry™ wireless email solution utilizing two popular, wearable, two-way wireless handhelds developed by Research In Motion Limited (RIM). The product offering gives Internet users unlimited mobile access to their EarthLink email along with an address book, task list and calendar functions.

        In April 2001, we began offering mobile EarthLink email services on the Motorola Talkabout® 2-way communication device. This wireless service allows our subscribers to send and receive email from their primary email address. Talkabout T900s using EarthLink's wireless email service come with an EarthLink email account and can also be configured to send and receive email from most other open-standard Internet email addresses. EarthLink subscribers can direct their existing email accounts to be delivered to their handheld device, where they can reply, forward, delete and store emails.

        In April 2001, we launched EarthLink Home Networking. EarthLink Home Networking allows subscribers to share their high-speed DSL connection throughout their home and easily link all their computers, printers and peripherals onto a central, shared network. The resulting system enables entire families and individuals to enjoy a variety of Internet, telephony and entertainment applications simultaneously.

        In May 2001, we launched two-way, high-speed satellite Internet access service, "EarthLink Satellite Powered by DirecPC". The service provides broadband coverage to most of the continental U.S. and faster connections to those who can't get DSL or cable service.

        In October 2001, we added mobile wireless Neomar™-powered Internet browser functionality to our BlackBerry™ offering, expanding its capability to deliver Internet services through wireless handheld devices.

        Since our acquisition of Cidco in December 2001, we have provided Cidco's affordable, portable, and easy-to-use email appliances such as the MailStation® and Mivo™ and related services.

        Our acquisition of certain assets of OmniSky in January 2002 allows us to extend our mobile service offerings onto popular Palm OS and PocketPC wireless handheld devices. The devices now supported by EarthLink Wireless Email and Internet Service as a result of this service launch include: Palm's Vx (OS 3.5 and higher), m500 and m505 (OS 4.0 and higher) models; and HandSpring's Visor Edge, Pro, Prism, Platinum, and Neo (OS 3.5 or higher) models.

POPs And Network Infrastructure

        We provide our customers with Internet access through both EarthLink managed facilities and third-party POPs. Over 90% of the U.S. population can access our Internet service through a local telephone call. This number grows each year as unique markets are added and subscriber acquisitions expand our nationwide footprint. We have access to third-party provider POPs through network service agreements with UUNet, Level 3, Sprint, and regional carriers.

        Using a combination of EarthLink-owned POPs and vendor-managed POP facilities enables us to provide Internet services on a nationwide basis, while managing the timing and magnitude of our capital expenditures. We employ a strategy of buying Internet access from third-party providers in locations where it is more economical to do so. These are typically less densely populated areas or regions where the provider can achieve greater economies of scale. We continually evaluate owned vs. outsourced decisions and, if warranted, may install an EarthLink POP to replace or overlap a vendor-managed POP. Customers located in a geographic area not currently serviced by a local POP can access the Internet through an 800 service.

Competition

        We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

  •
  established online services, such as AOL Time Warner and the Microsoft Network,

  •
  local and regional ISPs,

  •
  national telecommunications companies, such as AT&T and MCI Worldcom,

  •
  regional Bell operating companies, such as BellSouth, Verizon and SBC Communications Corp,

  •
  fixed wireless and satellite Internet access service providers such as Hughes Network System,

  •
  free or low cost ISPs such as United Online, and

  •
  broadband providers such as cable television, utility and local and long distance telephone companies.

        Our competition is likely to continue increasing particularly as large diversified telecommunications and media companies acquire ISPs and otherwise provide ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may continue to bundle other content, services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. For instance, AOL Time Warner may be able to use its diverse media holdings and Internet service delivery capabilities to develop or expand Internet services and content that could attract a significant number of new users and increased traffic. In addition, AOL Time Warner will likely use its subscription-based services as an advertising mechanism to attract users to its Internet services.

        Increased competition for users of Internet services and content may result in lower subscriber growth rates for our Internet services and lower advertising rates and decreased demand for advertising space on our web sites. Competitors may charge less than we do for Internet services, causing us to reduce (or preventing us from raising) our fees. As a result, our revenues may not grow at anticipated rates and our business may suffer.

        As the ISP market continues to develop and competition intensifies, our competitors may merge or form strategic alliances that would increase their ability to compete with us for subscribers, traffic and advertisers. These relationships may also negatively impact our ability to form or maintain our own strategic relationships with those companies.

Amended Relationship with Sprint

        From June 1998 through February 2001, we maintained a strategic alliance with Sprint Corporation. As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider, and we had exclusive access to certain dial-up modem ports in Sprint's network. We also had access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name.

        In February 2001, we renegotiated our commercial and governance arrangements with Sprint to reflect the evolution of both our relationship and the telecommunications-Internet market. While we continue to have a close relationship with Sprint, the following highlights the changes we made:

Commercial Relationship

        EarthLink continues to support a variety of Sprint-branded retail Internet services, such as Sprint's broadband services, and some of its web hosting services. We do this through a wholesale arrangement with Sprint. Sprint continues to sell EarthLink-branded dial-up Internet access service, though Sprint may now, at its election, create a Sprint-branded dial-up service, using EarthLink components on a wholesale basis. Although Sprint may continue to use the EarthLink brand in these wholesale services, it is not required to do so. EarthLink is likewise released from any obligation to co-brand any of its services with the Sprint brand.

        Both companies have removed all exclusivity provisions from the relationship. Sprint is free to pursue relationships with other ISPs, and we are free to enter into commercial relationships with other telecommunications service providers.

        As Sprint had already delivered nearly three quarters of the subscribers required under their five-year, 750,000 subscriber guarantee, EarthLink released Sprint from the remainder of its guarantee and took a non-cash charge of $11.3 million to write-off the related asset.

Governance Relationship

        Among other changes in the governance relationship, Sprint no longer has the contractual right to acquire EarthLink. Sprint will continue to have the right to maintain its percentage of our fully diluted equity ownership by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in an acquisition, or by the exercise of options or warrants or the conversion of convertible securities into voting stock. However, Sprint will, in most cases, have no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counter-offer to buy all, but not less than all, of our equity in the event a third-party seeks to acquire a controlling interest in EarthLink. In that case, our Board is not contractually obligated to accept Sprint's counter-offer, but will analyze Sprint's counter-offer in exercising its fiduciary duties to our stockholders.

        Sprint has also relinquished its right to appoint two members to our Board of Directors and its representatives have resigned from their positions on our Board. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, or if Sprint acquires all of the equity of EarthLink pursuant to a counter-offer that our Board of Directors accepts, or if Sprint's ownership of our common and preferred equity falls below 5% of our total voting equity.

Changes in Sprint's ownership of EarthLink

        In August 2001, we created a "shelf" registration allowing Sprint and Apple Computer to publicly sell approximately 32.1 million shares of our common stock from time to time. Of such shares, (i) approximately 12.5 million represented shares of common stock owned by Sprint, (ii) approximately 12.5 million represented common stock underlying approximately 13.2 million shares of Series B convertible preferred stock held by Sprint and (iii) approximately 7.1 million represented common shares underlying 7.1 million shares of Series C convertible preferred held by Apple. This registration represented Apple's entire stock ownership in EarthLink.

        Sprint subsequently sold approximately 18.4 million shares of EarthLink common stock. Of that amount, approximately 12.5 million shares were shares of EarthLink common stock held by Sprint and approximately 5.9 million shares were issued upon conversion of approximately 6.2 million shares of Series B convertible preferred stock.

        In November 2001, Sprint obtained 3.0 million shares of the Company's common stock upon conversion of 3.1 million shares of the Company's Series A convertible preferred stock. The underlying shares were registered for sale through a Rule 144 filing.

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

        Licenses.    We have licenses to distribute and/or use third-party software incorporated in our software. Significant applications that we license for distribution include Netscape Communicator (this license automatically renews each year for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license renews each year). We have an agreement with AOL Time Warner under which we distribute a co-branded EarthLink version of AOL Instant Messenger. We intend to maintain or negotiate renewals of existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could have a material adverse effect on us.

Employees

        As of December 31, 2001, we employed 6,736 permanent and temporary employees, including 1,748 sales and marketing personnel, 4,551 operations and customer support personnel and 437 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

Item 2. Properties.

        The Company maintains facilities and offices at various locations throughout the United States for general corporate purposes, including technology centers, customer call centers, office space and our corporate headquarters.

        Our principal executive offices are in Atlanta, Georgia. We lease approximately 328,000 square feet in our headquarters building at a current monthly rent of $362,000. We also lease a 110,000 square foot facility in Pasadena, California to house an equipment and technology center, at a current monthly rent of $158,000.

        In addition, we maintain leased space for customer support call centers and office purposes in Atlanta, Georgia; Harrisburg, Pennsylvania; Pasadena, California; Phoenix, Arizona; Sacramento, California; San Jose, California; Roseville, California; Seattle, Washington; and Dallas, Texas.

        Certain of these leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. In addition to the base rent payments, the Company generally pays a monthly allocation of the buildings' operating expenses. We believe we have adequate facilities and plan to acquire additional space to meet our future growth needs.

Item 3. Legal Proceedings.

        The Company is involved in routine legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        This table sets forth for the indicated periods the high and low sales prices per share, as reported as composite transactions in The Wall Street Journal. EarthLink has never paid dividends to its common stockholders.

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2000
First Quarter (February 7 through March 31, 2000)	$31.88	$18.81
Second Quarter	22.19	10.56
Third Quarter	17.50	8.91
Fourth Quarter	9.69	4.75
YEAR ENDING DECEMBER 31, 2001
First Quarter	$12.50	$5.06
Second Quarter	15.10	10.40
Third Quarter	18.00	12.41
Fourth Quarter	18.92	10.74
YEAR ENDING DECEMBER 31, 2002
First Quarter (through March 19, 2002)	13.52	7.81

        The last reported sale price of the Company's common stock on the Nasdaq National Market on March 19, 2002 was $10.83 per share. There were approximately 2,156 holders of record of the Company's common stock on such date. Our common stock is listed and traded on the Nasdaq National Market under the symbol "ELNK".

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Selected Consolidated Financial Information

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$133,444	$290,614	$670,433	$986,630	$1,244,928
Operating costs and expenses	165,641	345,069	866,113	1,381,431	1,601,458
Loss from operations	(32,197)	(54,455)	(195,680)	(394,801)	(356,530)
Net loss	(33,997)	(53,178)	(173,694)	(345,922)	(341,061)
Deductions for accretion of dividends (1)	—	(7,601)	(14,106)	(23,730)	(29,880)

Net loss attributable to common stockholders	$(33,997)	$(60,779)	$(187,800)	$(369,652)	$(370,941)

Basic and diluted net loss per share (2)	$(0.44)	$(0.66)	$(1.65)	$(2.99)	$(2.73)

Weighted average shares (2)	77,387	91,466	113,637	123,592	135,738

Reconciliaiton of loss from operations to EBITDA:
Loss from operations	$(32,197)	$(54,455)	$(195,680)	$(394,801)	$(356,530)
Depreciation and amortization	18,070	69,953	189,523	205,552	329,210
Write-off of intangible asset (3)	—	—	—	—	11,252

EBITDA (4)	$(14,127)	$15,498	$(6,157)	$(189,249)	$(16,068)

Other operating data:
Cash flows from
Operating activities	$(9,936)	$62,098	$44,211	$(127,162)	$47,388
Investing activities	(25,097)	(56,886)	(339,749)	(351,731)	(287,986)
Financing activities	47,223	277,559	672,684	467,886	(10,119)

	December 31,
	1997	1998	1999	2000	2001
Balance sheet data:
Cash and cash equivalents	$25,836	$308,607	$685,753	$674,746	$424,029
Investments in marketable securities (5)	—	—	—	—	169,995

Cash and marketable securities	25,836	308,607	685,753	674,746	594,024
Total assets	91,175	510,002	1,109,147	1,486,137	1,179,319
Long-term debt	13,308	10,125	188,367	13,472	2,423
Total liabilities	63,685	109,515	350,694	303,886	328,265
Accumulated deficit	(79,799)	(140,578)	(328,378)	(698,030)	(1,068,971)
Stockholders' equity	27,490	400,487	758,453	1,182,251	851,054

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

(3)
In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. The Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the marketing and co-branding agreements with Sprint.

(4)
Represents earnings (loss) before depreciation and amortization, write-off of investments in other companies, interest income and expense and income tax expense. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States.

(5)
Investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A, and government agency notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discusses the financial condition and results of operations of EarthLink, Inc. for 2000 and 2001 and the consolidated results of EarthLink Network, Inc. and MindSpring Enterprises, Inc. for 1999. The following should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

        The Management's Discussion and Analysis, other portions of this report, and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. In addition, and with respect to each of these forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "believe," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

        Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (2) that our service offerings may fail to be competitive with existing and new competitors; (3) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (4) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (5) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (6) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (7) that service interruptions could harm our business; (8) that we are not profitable and may never achieve profitability or positive cash flow; (9) that our third party network providers may be unwilling or unable to provide Internet access; (10) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to the Company on a wholesale basis at all or on terms or at prices that allow the Company to grow and be profitable in the broadband market; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that our new initiatives such as "EarthLink Everywhere" may not be as successful as management anticipates; (13) that government regulations could force us to change our business practices; (14) that our stock price may fluctuate significantly regardless of EarthLink's actual operating performance; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink's other filings with the Securities and Exchange Commission.

Overview

        EarthLink is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. The Company was formed in February 2000 by the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Our base of approximately 4.8 million paying subscribers makes us one of the largest ISPs in the United States. Our primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative, we offer wireless Internet access through devices such as the RIM Blackberry, the Motorola T-900 and email appliances. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

        Our objective is to provide directly to subscribers the highest quality access to the Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers. Success in achieving this objective will be measured by achieving the highest subscriber ratings for quality and the highest subscriber loyalty in the industry, steady growth in subscribers and revenues, and high rates of profitability as measured by return on sales and equity. We are intensely focused on improving margins by capitalizing on the continuing decline in telecommunications costs, and on the benefits of scale throughout our business, reducing the number of calls to our call centers due to the quality of our software and reliability of our services, and streamlining of our internal processes and operations.

        Our subscriber base grew from approximately 4.7 million paying subscribers at December 31, 2000 to approximately 4.8 million paying subscribers at December 31, 2001. Historically, our growth has resulted primarily from strategic acquisitions such as the acquisition of OneMain in September 2000 and Cidco in December 2001 as well as from traditional marketing and sales efforts through a variety of channels and alliances, particularly for broadband services. We enhance our subscribers' Internet experience through (1) simple, rapid and reliable access to the Internet, (2) superior customer service and technical support, and (3) subscriber education and support. Our recent growth has come entirely from our broadband services, as our narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of an increase in our price for our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. Prices were also increased by varying, but somewhat greater, amounts up to $21.95 for acquired subscribers, particularly for the former OneMain subscriber base at varying times during 2001.

Key Business Areas

        We continue to pursue revenue growth in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged to customers for dial-up Internet access, monthly service fees, any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative and equipment fees;

  •
  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, and dedicated circuit services, installation fees, termination fees and fees for equipment;

  •
  Web hosting revenues, which consist of fees charged for web services to companies and individuals wishing to have a web or e-Commerce presence; and

  •
  Content, commerce and advertising revenues, which represent (1) payments for placing links from our properties to third-party content; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) sales of banner and other online ads. We also sell advertising and content space on our various online properties, such as the Personal Start Page™, and our online magazine, eLink, and through our quarterly magazine, bLink.

Strategic Alliances and Acquisitions

        In June 1998, we entered into a strategic alliance with Sprint Corporation. As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider with exclusive access to certain dial-up modem ports in Sprint's network. In February 2001, we renegotiated our commercial and governance arrangements with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. Consequently, we wrote off approximately $11.3 million in related unamortized intangible assets in February 2001. However, we will continue to provide both co-branded and private labeled internet access services to Sprint for sale to its customers. Sprint exceeded the minimum number of new customers in each year during our original arrangement.

        In February 1999, we purchased substantially all of NETCOM On-Line Communication Services, Inc.'s subscriber accounts in the U.S., including approximately 408,000 individual access accounts, approximately 25,000 dedicated Internet access accounts and approximately 3,000 Web hosting accounts. We also acquired assets used in serving those customers, including leased operations facilities in San Jose, California and Dallas, Texas. We paid $245 million for the NETCOM assets, consisting of $215 million in cash and $30 million in common stock.

        In January 2000, we entered into a strategic alliance with Apple Computer, Inc. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we serve as the default ISP in Apple's setup software on its Macintosh branded line of computers for a minimum of two years and our overall commercial relationship extends through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the United States. In addition, Apple purchased $200 million of our newly created Series C convertible preferred stock.

        In September 2000, we acquired OneMain, including approximately 732,000 individual narrowband access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate of acquisition price and costs incurred to acquire OneMain was approximately $315.8 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) approximately $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $2.6 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million.

        In November 2000, we entered into an agreement with Time Warner Cable, a company that serves 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Under this agreement, EarthLink's full package of high-speed Internet access, content, applications and functionality is now or will soon be available to the approximately 20 million homes accessed by Time Warner Cable's broadband-capable cable networks. We began providing service over the Time Warner Cable network late in the third quarter of 2001.

Recent Acquisitions

        In December 2001, we purchased, via a cash tender offer, approximately 80% of the outstanding stock of Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related Internet services. The acquisition added approximately 123,000 customers to our subscriber base and gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. It further extends our ability to offer bundled and enhanced Internet products and services to our current and future subscribers. The aggregate purchase price consisted of $5.8 million in cash and the assumption of $12.6 million in net liabilities. The related transaction charges were approximately $261,000. The results of operations of Cidco for the period December 1, 2001 to December 31, 2001 are included in our results of operations for 2001. Based on estimated fair values at the date of acquisition, approximately $11.6 million of the $18.4 million purchase price was allocated to Cidco's approximately 123,000 subscribers. The excess of the purchase cost over the estimated fair value of net assets acquired in the amount of $6.8 million was allocated to goodwill. In February 2002 we acquired the remaining 20% of Cidco's outstanding stock for approximately $1.0 million, making Cidco a wholly-owned subsidiary of EarthLink. Management may refine the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

        In December 2001, we entered into an agreement to purchase certain key assets and liabilities of OmniSky Corporation ("OmniSky"), a provider of wireless data applications and services for use on mobile devices, for approximately $5.0 million. In January 2002, the bankruptcy court in which the OmniSky bankruptcy was pending approved our Section 363 asset purchase plan and we completed the purchase. Under the plan, EarthLink acquired certain assets and liabilities of OmniSky and OmniSky's Israeli subsidiary, Nomad IQ. Assets purchased include OmniSky's approximately 32,000 subscribers, as well as its client software, mobile wireless application platform, browser proxy, mail proxy, and all other components required to continue OmniSky's existing service without interruption. The acquisition of OmniSky's subscribers, and the software platform underlying its wireless data services, will serve to extend EarthLink's mobile wireless service offerings onto popular Palm OS and PocketPC wireless handheld devices. The acquisition also will establish EarthLink as one of the leading providers of mobile wireless Internet services.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
	1999	% of Revenue	2000	% of Revenue	2001	% of Revenue
	(In thousands, except employee data)
Statement of operations data:
Revenues:
Narrowband access	$582,883	87	$833,415	84	$999,251	80
Broadband access	23,540	4	57,753	6	167,935	14
Web hosting	47,435	7	65,756	7	59,263	5
Content, commerce and advertising	16,575	2	29,706	3	18,479	1

Total revenues	670,433	100	986,630	100	1,244,928	100
Operating costs and expenses:
Cost of revenues	248,487	37	368,133	37	509,514	41
Sales and marketing	219,349	33	443,708	45	395,870	32
Operations and member support	182,134	27	297,027	30	339,490	27
General and administrative	67,876	10	106,148	11	127,849	10
Merger related charges(1)	—	—	33,967	4	—	—
Acquistion-related costs(2)	148,267	22	132,448	13	217,483	18
Intangible asset write-off(3)	—	—	—	—	11,252	1

Total operating costs and expenses	866,113	129	1,381,431	140	1,601,458	129

Loss from operations	(195,680)	(29)	(394,801)	(40)	(356,530)	(29)
Write-off of investments in other companies(4)	—	—	(3,900)	—	(10,000)	(1)
Net interest income (expense)	21,986	3	50,385	5	25,469	2
Income tax benefit	—	—	2,394	—	—	—

Net loss	(173,694)	(26)	(345,922)	(35)	(341,061)	(28)
Deductions for accretion dividends	(14,106)	(2)	(23,730)	(2)	(29,880)	(2)

Net loss attributable to common stockholders	$(187,800)	(28)	$(369,652)	(37)	$(370,941)	(30)

Other operating data:
Loss from operations	$(195,680)		$(394,801)		$(356,530)
Depreciation and Amortization	189,523		205,552		329,210
Intangible asset write-off(3)	—		—		11,252

EBITDA(5)	$(6,157)		$(189,249)		$(16,068)

Cash flow data:
Cash flow from (used in) operations	$44,211		$(127,162)		$47,388
Cash flow used in investing activities	(339,749)		(351,731)		(287,986)
Cash flow from (used in) financing activities	672,684		467,886		(10,119)
Narrowband customers	2,988		4,306		4,203
Broadband customers	25		215		471
Webhosting customers	109		169		169
Number of members at year end	3,122		4,690		4,843

Number of employees at year end	4,828		7,377		6,736

(1)
Represents merger and restructuring costs incurred during the three months ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense resulting from the merger of EarthLink Network and MindSpring.

(2)
Represent the amortization of intangible assets acquired in the acquisition of other companies and groups of subscribers.

(3)
In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. The Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the marketing and co-branding agreements with Sprint.

(4)
We have made investments in a number of other companies including eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, EarthLink's founder and Chairman of the Board of Directors, is a founding partner in EVG. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies, valuations in subsequent financings, and other evidence of market value. The write-off of investments in other companies represents losses incurred to write those investments down to their estimated realizable value. This included charges of $2.5 million and $6.0 million during the two years ended December 31, 2001, respectively, to write down EarthLink's investment in EVG. EVG has an affiliation with eCompanies, LLC ("eCompanies"). Sky Dayton is a founder and director of eCompanies and Austin Beutner, a member of our Board of Directors, is a director of eCompanies.

(5)
Represents earnings (loss) before depreciation and amortization, write-off of investments in other companies, interest income and expense and income tax expense. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States.

2001 Compared to 2000

Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees, any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative and equipment fees. Narrowband revenues increased $165.9 million or 20% from $833.4 million in 2000 to $999.3 million in 2001. The increase in narrowband revenues was due to (i) an increase in the average number of subscribers in 2001 as compared to 2000 and (ii) an increase in average revenue per narrowband subscribers.

        Average narrowband subscribers increased 605,000 or 16% from 3.7 million during 2000 to 4.3 million in the year ended December 31, 2001. The acquisition of OneMain accounted for 57% of this growth, with organic growth and acquisitions of smaller ISPs contributing the remainder. Average narrowband access revenues per subscriber were $18.96 and $19.51 per month in 2000 and 2001, respectively.

        Following is a summary of our narrowband subscriber activity:

	Year ended December 31,
	1999	2000	2001
	(In thousands)
Subscribers at beginning of the year	1,599	2,988	4,306
Gross organic additions	2,306	2,328	1,856
Acquired subscribers	419	941	428
Subscribers converted to broadband	(6)	(46)	(62)
Churn	(1,330)	(1,905)	(2,325)

Subscribers at end of year	2,988	4,306	4,203

        While the August 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth along with certain other factors. On December 31, 2001, we had 4.2 million narrowband subscribers, a decrease of 100,000 from December 31, 2000. This decrease resulted from: (i) increased churn caused by the price increase to traditional EarthLink customers as well as the conversion of OneMain and other acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs. Given the current general slowdown in the economy, we do not expect growth in narrowband to resume until some time in 2002. The Company is undertaking initiatives to increase the number of new narrowband subscribers to be added in 2002, including new or expanded programs with retail, OEM and affinity marketing partners. Subscriber acquisitions continue to be an important component of our strategy for growth and we may continue to acquire subscriber accounts or companies that bring specific products, service capabilities or marketing channels that complement ours. However, the availability of subscribers for acquisition on favorable terms is uncertain.

        Our results of operations are significantly affected by subscriber cancellations or "churn". Churn increased during the second half of 2001. Our quarterly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% during the four quarters of 2001. Continuation at the levels incurred during the third and fourth quarters could cause our narrowband business to shrink rather than remain steady or grow slightly. While we expect certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, to have a diminished effect in 2002 and have implemented plans to address other potential causes of churn, insufficient time has passed to predict with certainty the effect of these programs or of other competitive factors that may be contributing to higher than historic rates of churn.

Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, and dedicated circuit services, installation fees, termination fees and fees for equipment. Broadband revenues increased $110.1 million or 190% from $57.8 million in 2000 to $167.9 million in 2001. The increase in broadband revenues was due to an increase in the average number of broadband subscribers during 2001 as compared to 2000. Average broadband subscribers increased 253,000 or 248% from 102,000 in 2000 to 355,000 in 2001. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable offered at prices significantly less expensive than dedicated circuits.

        However, the effect of the increase in subscribers was partially offset by a decrease in average revenues per broadband subscriber during the same period. Average revenues per subscriber declined 16% from $47.05 per month in 2000 to $39.38 per month in 2001. The decrease in average revenues per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL, cable subscribers and to wholesale broadband relationships. At the beginning of 2000, subscribers using dedicated circuits with average revenues per user in excess of $500 per month comprised 14% of our broadband base. As of December 31, 2001, subscribers with dedicated circuits had declined to less than 1% of our broadband subscriber base. Both retail DSL and wholesale broadband relationships increased as proportions of our subscriber base.

        Our broadband business consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers, receives all the revenue paid by the consumer for the service, and is responsible for all aspects of providing the service, including provisioning, the communications costs, customer support, and all Internet functionality. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news, and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all the costs of the service, wholesale relationships are priced below $10 per month recognizing the more limited set of activities performed by EarthLink. We have wholesale relationships with Sprint and Charter Cable, which together represent approximately 215,000 subscribers of our broadband customer base. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our channel partners. For example, Sprint's termination of its Integrated On-Demand Network (ION) service and cessation of marketing of its fixed wireless consumer Internet service (Sprint Broadband Direct) reduced the number of new subscriber additions we realized through our wholesale partnerships in the fourth quarter of 2001. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination. Our contract with Charter Cable is scheduled to expire in July of 2003. In neither case are we able to be certain of renewal or non-termination of our contracts with these channel partners.

Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 10% from $65.8 million during the year ended December 31, 2000 to $59.3 million during the year ended December 31, 2001. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

        Average revenues per user declined 27% from $39.36 per month during the year ended December 31, 2000 to $28.70 per month during the year ended December 31, 2001. The decline in average web hosting revenues per user reflects the migration to lower price points to be competitive in the SOHO (small office/

home office) business market and lower domain fee revenue. The effect of the decrease in average revenues was partially offset by an increase in the number of average subscribers. Average web hosting subscribers increased 24% from 139,000 during the year ended December 31, 2000 to 172,000 during the year ended December 31, 2001.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues consist of revenues from our Premier Partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. We earn these revenues through: (i) fixed payments for placing links from our properties to third party sites; (ii) variable payments based on the volume of traffic delivered to our partners in the form of subscribers, page views, or e-commerce revenues; (iii) payments for ads in our various on-line properties and our quarterly magazine bLink; and (iv) the sale of selected consumer products to our subscribers. The principal component of our content, commerce and advertising strategy is our Premier Partnership Program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our subscribers. We also sell advertising and content space on our various online properties, such as the Personal Start Page™ and through our news magazine, bLink.

        Content, commerce and advertising revenues decreased 38% from $29.7 million during the year ended December 31, 2000 to $18.5 million during the year ended December 31, 2001 due to a general decline in the market for Internet advertising.

Cost of revenues

        Cost of revenues consists principally of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Cost of revenues increased 38% from $368.1 million during the year ended December 31, 2000 to $509.5 million during the year ended December 31, 2001. Cost of revenues as a percentage of revenues increased from 37% to 41% for the year ended December 31, 2000 and 2001, respectively. Accordingly, gross margins were 63% and 59%, respectively, in the years ended December 31, 2000 and December 31, 2001. The increase in cost of revenues during the year ended December 31, 2001 as compared to the same period of 2000 was due to a 23% increase in average subscribers combined with a 13% increase in average cost of revenues per subscriber.

        Average cost of revenues per subscriber increased due to the increasing portion of our business represented by broadband subscribers and the inclusion of the OneMain dial-up subscribers. Broadband access has both a higher price and a higher cost of revenue per subscriber than the Company average, as broadband is a more costly service to deliver. Broadband subscribers were 5% and 10% of total subscribers for the years ended December 31, 2000 and 2001, respectively. Also, OneMain incurred higher cost of revenues compared to EarthLink's traditional business due to its significant number of subscribers in smaller, rural markets where lower subscriber density and less competition among telecommu nications infrastructure providers results in higher communications costs per subscriber.

        Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average. On a fully costed basis, broadband margins are not yet sufficient to generate positive EBITDA from our broadband revenues. Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for the broadband business to be profitable. We expect that opportunities to reduce telecom costs by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to stabilize at approximately current levels. This means that margins for both narrowband and broadband are expected to increase, but the offsetting effects of the larger proportional share of broadband will keep overall margins relatively stable. Over time, it will be necessary to reduce broadband line charges from telecom and cable comp anies in order to achieve attractive margins in broadband and maintain stable overall margins.

Operations and customer support expenses

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses increased $42.5 million or 14% from $297.0 million during the year ended December 31, 2000 to $339.5 million during the year ended December 31, 2001. Operations expenses increased due to the increasing diversity and complexity of our product lines. Customer support expenses increased as we hired additional customer support staff to cope with increased call volume resulting from our price increase and the increase in our average customer count of approximately 891,000 or 23% and the complexities of integrating legacy OneMain customers.

General and administrative expenses

        General and administrative expenses consist of fully burdened costs associated with the finance, legal, and human resource departments, outside professional services, payment processing, credit card fees, collections and bad debt. General and administrative expenses increased $21.7 million or 21% from $106.1 million during the year ended December 31, 2000 to $127.8 million during the year ended December 31, 2001. Our credit card fees increased approximately $4.0 million or 20% as a result of the increase in our average subscriber count. Bad debt expense increased as result of (i) the increase in our average subscriber base and (ii) the repricing of a significant portion of former OneMain customers from lower rate plans to our new pricing. We experienced significantly higher churn for this group. Professional fees increased approximately $1.7 million as a result of costs associated with the secondary offering of 18.4 million shares of EarthLink stock by Sprint and certain other non-recurring expenses.

Sales and marketing expenses

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) sales compensation, (iv) bounties, (v) communications costs related to trial subscribers, (vi) salaries, (vii) promotional material, (viii) the cost of customer premises equipment offered to new subscribers as sales incentives, and (ix) the installation costs for broadband subscribers. Sales and marketing expenses decreased 11% from $443.7 million during the year ended December 31, 2000 to $395.9 million during the year ended December 31, 2001. As a percentage of revenues, sales and marketing decreased from 45% to 32% of total revenues for the year ended December 31, 2000 and 2001, respectively. The reduction in sales and marketing expense was a result of management's focus on achieving profitability. This focus includes reduced spending on less cost-effective channels, particularly in narrowband. The effect of this decrease was partially offset by increased broadband marketing in support of the roll-out of our retail cable offering in the fourth quarter of 2001 and an increase in sales incentives.

Merger and related charges

        During the three months ended March 31, 2000, the Company recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. This entire amount was paid as of December 31, 2000.

        Prior to being acquired by EarthLink, OneMain had acquired 27 Internet service providers and was working to consolidate the operating and administrative functions of the acquired ISPs. As part of this consolidation, OneMain had developed a restructuring plan ("the OneMain Plan"), and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain Plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2001, all of the 650 employees had been terminated in accordance with the OneMain Plan.

        EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan (the "EarthLink Plan") to integrate OneMain's operations into EarthLink's operations. The EarthLink Plan called for the net reduction of approximately 500 additional positions in operations and customer support, sales and marketing and in general and administrative departments. As of December 31, 2001, all of these positions had been terminated as a result of the EarthLink Plan. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of the Company's facilities, and $4.3 million related to the write-off of the duplicative OneMain accounting and management information systems.

        EarthLink's acquisition of Cidco included costs related to a formal EarthLink plan to integrate Cidco's operations into EarthLink's operations (the "Cidco Plan"). The Cidco Plan called for the net reduction of approximately 49 positions in operations and customer support, sales and marketing and in general and administrative departments. As of December 31, 2001, none of these positions had been terminated as a result of the Cidco Plan. In addition, the costs associated with the Cidco Plan included (i) $1.2 million related to the write-off of duplicative assets,(ii) $2.0 million related to employee termination benefits and (iii) $2.0 million related to the consolidation of the Company's facilities. The following table summarizes the activity in the merger and restructuring charge accounts during the two years ended December 31, 2001.

	Merger and Related Charges	Non Cash Items	Payments	Balance at December 31, 2000	Purchase Related Costs	Non Cash Items	Payments	Balance at December 31, 2001
	(in thousands)
Costs incurred to effect the merger of EarthLink Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—	$—	$—	$—	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—	—	—	—	—
Acceleration of unamortized costs associated with line of credit and convertible debt	6,792	—	(6,792)	—	—	—	—	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—	—	—	—	—
Other	1,930	—	(1,930)	—	—	—	—	—

Subtotal	33,967	(1,076)	(32,891)	—	—	—	—	—
OneMain Restructuring Liabilities assumed by EarthLink:
Severance costs	4,502	—	(776)	3,726	—	—	(3,726)	—
Non-cancellable leases	942	—	(43)	899	—	—	(899)	—

Subtotal	5,444	—	(819)	4,625	—	—	(4,625)	—
Restructuring costs included in costs to purchase OneMain:
Severance costs	6,443	—	(2,000)	4,443	—	—	(4,443)	—
Asset written off	4,322	(4,322)	—	—	—	—	—	—
Non-cancellable leases	1,000	—	—	1,000	—	—	(1,000)	—

Subtotal	11,765	(4,322)	(2,000)	5,443	—	—	(5,443)	—
Exit costs included in CIDCO purchase price
Write-off of duplicative assets	—	—	—	—	1,219	(1,219)	—	—
Severance costs	—	—	—	—	2,043	—	—	2,043
Non-cancellable leases	—	—	—	—	2,000	—	—	2,000

Subtotal	—	—	—	—	5,262	(1,219)	—	4,043

	$51,176	$(5,398)	$(35,710)	$10,068	$5,262	$(1,219)	$(10,068)	$4,043

Acquisition-related costs

        Acquisition-related costs represent the amortization of intangible assets, such as customer lists and goodwill, acquired in purchase transactions from companies such as NETCOM and OneMain as well as the acquisition of subscribers from smaller ISPs. Generally, such intangible assets are amortized on a straight line basis over three years from the date of their respective acquisitions.

        Acquisition-related costs increased 64% from $132.4 million during the year ended December 31, 2000 to $217.5 million during the year ended December 31, 2001. The increase was due to the full year amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and also to the amortization of subscriber bases acquired from several other smaller companies.

        Following is a summary of our acquisition related costs during the three years ended December 31, 2001:

	Year ended December 31,
	1999	2000	2001
	(In thousands)
Acquisition related costs:
Customer lists and other intangibles	$126,167	$119,697	$179,230
Goodwill	22,100	12,751	38,253

Acquisition related costs	$148,267	$132,448	$217,483

        Acquisition-related costs are expected to decline in 2002 as the intangibles from the NETCOM acquisition in February 1999 become fully amortized and due to the adoption of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangibles" under which we will no longer amortize goodwill.

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

Write-off of investments in other companies

        We have made investments in a number of other companies including eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, EarthLink's founder and Chairman of the Board of Directors, is a founding partner in EVG. During the two years ended December 31, 2001, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded charges of $3.9 million and $10.0 million to write investments down to their estimated net realizable value during each of the two years ended December 31, 2000 and 2001. This included charges of $2.5 million and $6.0 million during the two years ended December 31, 2001, respectively, to write down EarthLink's investment in EVG. EVG has an affiliation with eCompanies, LLC ("eCompanies"). Sky Dayton is a founder and director of eCompanies and Austin Beutner, a member of our Board of Directors, is a director of eCompanies.

Net interest income (expense)

        Net interest income decreased 49% from $50.4 million during the year ended December 31, 2000 to $25.5 million during the year ended December 31, 2001. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) our purchase of OneMain in September 2000 and (ii) the purchase of subscriber bases from several companies during 2001. Our monthly investment yields have decreased from approximately 6.7% as of December 2000 to approximately 2.7% as of December 2001 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income during the year ended December 31, 2001, as compared to the same period of the prior year, was partially offset by a reduction in net interest expense due to the repayment of $180.0 million in convertible debt in April 2000 and a reduction in obligations under capital leases of $18.1 million.

2000 Compared to 1999

Narrowband access revenues

        Narrowband revenues increased 43% from $582.9 million in 1999 to $833.4 million in 2000. Our narrowband subscriber base grew by 1.3 million subscribers in 2000, from 3 million subscribers as of December 31, 1999, to 4.3 million subscribers as of December 31, 2000, also a 43% increase. The increase in narrowband subscribers included the acquisition of approximately 732,000 OneMain subscribers in September 2000 and an additional 190,000 acquired in various smaller subscriber acquisitions during the last half of the year. Average subscribers billed in 2000 was 3.6 million, up 48% from 2.4 million in 1999. The 43% increase in narrowband revenues reflected the 48% increase in subscribers billed in the year, offset partially by a 3% decrease in average revenue per user, which resulted principally from the addition of the OneMain subscribers, which were at a lower average revenue per user than the EarthLink subscribers, and to an approximately 1% decline in average revenue per user on the EarthLink subscribers due to an increase in sales of discounted service plans.

Broadband access revenues

        Broadband revenues grew 145% in 2000, an increase of $34.3 million, from $23.5 million in 1999 to $57.8 million in 2000. Our broadband subscriber base increased by 190,000, or 760%, from 25,000 at December 31, 1999, to 215,000 at December 31, 2000. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable, offered at prices significantly less expensive than dedicated circuits. Average subscribers billed in 2000 was 102,000, up 659% from 13,000 average subscribers billed in 1999. The 145% increase in broadband revenue reflects the 659% growth in average broadband subscribers, offset by a 68% decline in average revenue per user. The decline in average revenue per user in 2000 is due to the significant shift in the mix of our broadband subscriber base from dedicated circuit subscribers to DSL and cable subscribers. At the start of 2000, subscribers using dedicated circuits with average revenue per user in excess of $500 per month, comprised 14% of our broadband base. As of December 31, 2000, subscribers with dedicated circuits had actually declined and comprised approximately 1% of our broadband subscriber base. Revenue from dedicated circuit subscribers in 2000 comprised approximately 37% of our total broadband revenue in 2000.

Web hosting revenues

        Web hosting revenues increased 39% from $47.4 million in 1999 to $65.8 million in 2000. Our web hosting subscriber base grew from 109,000 subscribers as of December 31, 1999, to 169,000 subscribers as of December 31, 2000, a 55% increase. The increase in web hosting subscribers included the acquisition of approximately 20,000 subscribers from OneMain in September 2000. Average subscribers billed in 2000 was 139,000, up 68% from 83,000 average subscribers billed in 1999. The 39% increase in web hosting revenue reflected the 68% increase in average subscribers billed, but was offset by a 17% decrease in average revenue per user. The decline in web hosting average revenue per user was due to downward pricing pressure driven by the increasingly competitive nature of the web hosting market for small office/home office subscribers, our target web hosting market.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues increased 79% from $16.6 million in 1999 to $29.7 million during 2000. However, content, commerce and advertising revenues declined 19% from the second quarter to the third quarter and 12% from the third quarter to the fourth quarter. In the soft environment for "dot.com" advertising, renegotiation or termination of contracts with smaller or niche "dot.com" companies, which could not achieve attractive customer acquisition costs, contributed to the third and fourth quarter declines. Our quarter to quarter decline in revenue also resulted from the absence of special promotional opportunities such as the second quarter's EarthLink-sponsored Wheel of Fortune week and the loss of the last of the former MindSpring advertis ing and commerce partners where EarthLink Network already had competitive relationships. In total, $2.1 million was recognized in the second quarter of 2000, relating to these promotions.

Cost of revenues

        Cost of revenues increased 48% from $248.5 million during 1999 to $368.1 million during 2000. The increase was due to the increase in the size of our customer base. Cost of revenues as a percentage of revenues was unchanged at 37% year to year. However, cost of revenues, as a percentage of revenues, increased approximately 2% during the fourth quarter as compared to the third quarter. This increase is due to (i) the increasing percentage of our business in DSL broadband services as described above, which has a higher percentage cost of revenues compared to narrowband access, and (ii) the inclusion of $24.3 million in costs of revenue from OneMain. OneMain had a higher cost of revenues as a percentage of revenues due to its participation in smaller, more rural markets where lower customer density and less competition among telecommunications infrastructure providers led to higher communications costs per customer.

Sales and marketing expenses

        Sales and marketing expenses increased 102% from $219.3 million during 1999 to $443.7 million during 2000. The increase was due to the costs of growing our customer base from 3.1 million on December 31, 1999 to 3.9 million on December 31, 2000, prior to the inclusion of OneMain subscribers. This increase in sales and marketing expenses was also a result of our efforts to achieve organic growth and increased market share through marketing strategies. These efforts included the implementation of an advertising program to create brand awareness, expansion of direct mail marketing programs, the development of new marketing channels, increased third party bounties and increased marketing personnel headcount. The increase was also a result of the cost of modems, which were given to customers for free, or amounts significantly below EarthLink's costs, as an inducement to subscribe to our DSL service. Growth in sales and marketing expenses slowed to 3% from the third quarter to the fourth quarter of 2000. The reduction in the growth of sales and marketing expenses was a result of our focus on achieving profitability. This included reduced spending on the less cost effective channels, particularly in narrowband. Sales, marketing and other direct costs associated with the acquisition of customers are expensed as incurred.

Operations and customer support expenses

        Operations and customer support expenses increased 63% from $182.1 million during 1999 to $297.0 million during 2000. The increase reflects (i) $60.5 million representing the increase in customers from 3.1 million on December 31, 1999 to 3.9 million on December 31, 2000, prior to the inclusion of OneMain subscribers, (ii) $16.3 million representing the inclusion of OneMain, which historically had higher expense ratios, and (iii) $38.1 million representing our focus on retaining existing customers by providing superior service and devoting significant resources to expanding technical support capabilities.

General and administrative expenses

        General and administrative expenses increased 56% from $67.9 million in 1999 to $106.1 million in 2000. The increase was due to the (i) normal growth in headcount and related fully burdened costs necessary to support the administrative functions of a fast growing company, (ii) headcount and related fully burdened costs related to management's effort to enhance the quality of our administrative functions by adding additional internal expertise such as additional experienced accountants and analysts, human resource experts, and in-house attorneys, (iii) the acquisition of OneMain, which historically had higher general and administrative expense ratios due to the additional amount of support required for their more than 30 geographically dispersed office locations and related administrative functions, and (iv) retention bonuses accrued as period expense necessary to keep OneMain administrative functions operating during the integration of the functions into EarthLink during the fourth quarter of 2000. Additionally, credit card fees and bad debt increased due to the increase in our subscriber base.

Merger and related charges

        During the three months ended March 31, 2000, we recorded a charge of $34.0 million related to the merger of EarthLink Network and MindSpring. This entire amount was paid as of December 31, 2000.

        Prior to its acquisition by EarthLink and in the first quarter of 2000, OneMain recognized a restructuring charge related to employee termination benefits and certain real estate contracts. During the first quarter of 2000, OneMain recorded a charge of approximately $7.2 million, of which $6.0 million related to employee termination benefits and $1.2 million related to the consolidation of OneMain's facilities. OneMain had acquired 27 Internet service providers and was working to consolidate the operating, general and administrative functions of the ISPs. The plan called for the net reduction of over 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2000, approximately 418 employees had been terminated as a result of this plan on a cumulative basis. EarthLink's acquisition of OneMain included costs related to a formal plan to integrate OneMain's operations into our operations. The plan called for the net reduction of approximately 500 additional positions in operations and customer support, sales and marketing and in general and administrative departments. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of OneMain's facilities, and $4.3 million related to the write-off of duplicative assets. As of December 31, 2000, approximately 47 employees had been terminated as a result of this plan.

        Under both plans, charges related to real estate contracts represent payments made under non-cancellable leases, after OneMain's operations had been moved from the facilities or discontinued. The write-off of duplicative assets under the EarthLink plan represents the write-off of the OneMain accounting management information systems. No additional adjustments have been made to the reserve.

Acquisition related costs

        Intangible assets acquired in connection with our transaction with Sprint in June 1998 have been amortized on a straight-line basis over their estimated useful lives. The customer base and goodwill associated with the Sprint Internet Passport business that we acquired in that transaction, which represents the excess of consideration over the fair value of net assets acquired, were fully amortized as of December 31, 1999. The Marketing and Distribution Agreements, which we also entered into with Sprint, have been amortized over 5 and 10 years, which represented the lives of the original portion of the contracts related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively. The customer bases acquired from NETCOM, OneMain and other smaller subscriber acquisitions are being amortized over three year periods from the date of their respective acquisitions.

        Acquisition related costs decreased from $148.3 million during 1999 to $132.4 million during 2000 as the customer base and the goodwill acquired in connection with the Sprint transaction were fully amortized by December 31, 1999. The remaining Sprint intangibles of $11.3 million were written off in February 2001 due to the aforementioned change in the terms of our agreement with Sprint.

Interest income and expense, net

        Net interest income (expense) increased 129% from $22.0 million during 1999 to $50.4 million in 2000. The increase was due to an increase in average cash balances available for investment as a result of our public stock offerings completed in 1999 as well as investments in the Company made by Apple and Sprint during 2000. Interest expense decreased due to the repayment of $180.0 million in convertible debt in early April 2000.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2001

        Our operating activities provided cash of $47.4 million. Our net loss of $341.1 million was the primary component of cash used in operating activities. However, the effect of the loss on cash was offset by significant non-cash expenses such as (i) depreciation and amortization expenses, relating to our network, facilities and intangible assets, of $329.2 million, and (ii) the write-off of investments and Sprint related intangibles of $10.0 million and $11.3 million, respectively. Additional cash was provided by a $10.9 million reduction in receivables and a $12.3 million reduction in prepaid expenses and other assets. In addition, the net increase in accounts payable, accrued liabilities and deferred revenue provided $14.8 million in cash.

        Our investing activities used cash of $288.0 million. This consists of net purchases of marketable securities of $170.0 million and the use of $116.2 million in our business operations. Capital equipment purchases were $69.5 million. Cash used in the purchase of subscriber bases from smaller ISPs was $40.7 million. In December 2001, we acquired approximately 80% of the outstanding stock of Cidco for $5.8 million in cash as well as the assumption of net liabilities of $12.6 million. In addition, we invested $2.0 million in other companies.

        Financing activities used cash of $10.1 million. Proceeds from the exercise of stock options and warrants were $8.0 million and we financed the acquisition of data processing and office equipment amounting to $873,000 through equipment leases and sale-leaseback agreements. Principal payments on capital lease agreements were $19.0 million. We record sale-leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the associated lease agreements.

Cash flows for the year ended December 31, 2000

        Our operating activities used cash of approximately $127.2 million. Our net loss of $345.9 million was the primary component of cash used in operating activities. However, non-cash expenses, such as depreciation and amortization expenses, relating to our network, facilities, and intangible assets, of $205.6 million and an investment write-off of $3.9 million partially offset the loss. Additional cash was provided by the use of $7.8 million in prepaid expenses and other assets. Increases in accounts payable, accrued expenses and deferred revenue provided a total of $22.1 million. Our cash balance decreased approximately $20.6 million due to an increase in receivables.

        Our investing activities used cash of approximately $351.7 million. Capital equipment purchases were $139.4 million. In September 2000, EarthLink acquired OneMain for approximately $315.8 million. The aggregate purchase price consisted of (i) $155.4 million in cash, (ii) $200,000 in estimated cash payments in lieu of fractional shares, and (iii) 9,278,298 shares of EarthLink common stock valued at $106.7 million at a closing price of $11.50 on September 11, 2000. In addition, EarthLink assumed capital lease liabilities of $22.1 million and other net liabilities of $2.6 million. Transaction charges incurred in the acquisition totaled approximately $28.8 million. Cash used in the purchase of subscriber bases from smaller ISPs was $37.3 million. In addition, we invested $9.1 million in other companies.

        Financing activities provided approximately $467.9 million. In January 2000, EarthLink Network entered into a multi-year partnership to deliver services to customers of Apple in the U.S. Under the terms of the partnership, Apple purchased 7.1 million shares of EarthLink's Series C convertible preferred stock. Net proceeds to the Company were $199.5 million. In February 2000, Sprint exercised its top-up rights to maintain its ownership level in the Company after the purchase of shares by Apple. Accordingly, Sprint purchased 2.7 million shares, of which approximately 682,000 were common stock and approximately 2.0 million were Series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $76.9 million. In April 2000, we repurchased approximately $180.0 million in aggregate principal amount of our 5% Convertible Subordinated Notes originally incurred by MindSpring. In May 2000, Sprint exercised its top-up rights to maintain its ownership level in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock. Proceeds from this sale of common and preferred stock to Sprint were approximately $431.4 million. Over the three months ended August 31, 2000, the Company repurchased 5 million shares of its common stock for approximately $56.7 million. Proceeds from the exercise of stock options and warrants were $7.4 million. We financed the acquisition of data processing and office equipment amounting to $5.6 million through equipment leases and sale-leaseback agreements. Principal payments on capital lease agreements were $16.3 million.

Commitments

        At December 31, 2001, we had the following contractual commitments:

	Year ending December 31,
	2002	2003	2004- 2011
	(in millions)
Obligations under capital leases (nondiscounted)	$12.5	$2.9	$0.2
Non cancellable operating leases net of subleases	22.1	22.4	75.0
Non-cancelable network service agreements	277.6	122.2	33.1

	$312.2	$147.5	$108.3

        We lease certain of our facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. We also lease equipment, primarily data communications equipment, under non-cancelable capital leases. Most of our capital leases include purchase options at the end of the lease term.

        Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third party providers under non-cancelable network service agreements expiring in various years through 2011.

        On December 31, 2001, we had approximately $424.0 million in cash and cash equivalents. In addition we held short-term and long-term investments in marketable securities worth $131.1 million and $38.9 million, respectively. The short-term investments in marketable securities mature within three to twelve months and the long-term investments in marketable securities mature in twelve to sixteen months. We believe our available cash and marketable securities are sufficient to meet our operating expenses and capital requirements for more than the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs and general economic developments. We may judiciously use a portion of our cash to acquire companies that bring specific products, service capabilities, marketing channels and subscriber bases that complement ours. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned, if revenues do not grow as anticipated, or if the company is not successful in reducing telecommunications and operating costs as planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Critical Accounting Policies and Estimates

General

        Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, intangible assets, network service costs, bad debts, sales and marketing costs, investments, intangible assets, restructuring, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended and other related guidance. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Cash and Cash Equivalents

        All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Investments

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company has classified all short and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a specific identification basis.

Bad Debt

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our policy is to record a reserve for all consumer receivables 60 days, or more, past due. We record a reserve for all other receivables on a case by case basis.

Goodwill and other identifiable intangible assets

        Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of December 31, 2001. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operations. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized, based on appropriate borrowing rates.

Network service costs

        Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third-party telecom providers. We are, in effect, buying this capacity in bulk at a discount, and providing access to our customer base at our normal rates. Our network service costs represent a significant portion of our cost of revenues and the related liabilities represent a significant portion our accrued expenses. Network service cost accruals are frequently based on our best estimates due to delayed or late billing by telecom companies, the complexity of our agreements with telecom companies and the frequency of disputes.

Liquidation accretion dividends

        Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. Adjustments to record dividends reflect the liquidation dividend based on a 3% dividend and the accretion of dividends related to the beneficial conversion features of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the rate at which the preferred stock becomes convertible.

Legal contingencies

        We are involved in legal proceedings that we consider normal to our business. We have accrued our estimate of the probable costs for the resolution of these proceedings. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

Other Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, Business Combinations and 142, Accounting for Goodwill and Other Intangibles ("SFAS 141" and "SFAS 142",

respectively). SFAS 141 eliminated the use of poolings for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. We adopted SFAS 141 in connection with our acquisition of Cidco on December 1, 2001. We adopted SFAS 142 on January 1, 2002. The impact of the adoption as it relates to existing goodwill is expected to be a reduction to amortization expense of $38.2 million and $28.7 million during the years ended December 31, 2002 and 2003, respectively.

        In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. Companies should apply EITF 00-14 in annual or interim financial statements for periods beginning after December 15, 2001. We will adopt EITF 00-14 in the first quarter of fiscal year 2002. Upon adoption of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. The impact of the adoption is expected to be limited to the classification of expense items within the statements of operations. We offered sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these incentives were recorded as sales and marketing expenses. If this standard had been adopted at December 31, 2001, including required retroactive adjustment of prior periods, cost of revenues would have been increased by $5.5 million, $56.3 million and $67.9 million for the three years ended December 31, 2001, respectively. Sales and marketing expenses would have been reduced by equal and offsetting amounts during the same periods. The above reclassifications will have no impact on net loss or net loss per share.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations—Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the statement, more dispositions will qualify for discontinued operations treatment in the income statement, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The statement is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS 144 will have a material impact on our financial statements 33

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of December 31, 2001, all of our cash equivalents mature in less than 3 months.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Fair Value
	(In thousands)

Included in cash and cash equivalents	$421,121	$421,121
Weighted-average interest rates	2.67%

Item 8. Financial Statements And Supplementary Data.

        The information required by this item appears in a subsequent section of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1—Election of Directors—Nominees" and "Proposal 1—Election of Directors—Directors Standing for Election" in our Proxy Statement for our 2002 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to our executive officers will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than 10% of the Company's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment.

Item 11. Executive Compensation

        Information relating to compensation of our directors and executive officers will be set forth under the captions "Directors Continuing in Office—Director Compensation" and "Executive Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated by reference, except for the information set forth under the captions "Executive Compensation—Compensation Committee Report on Executive Officer Compensation", "Audit Committee—Audit Committee Report" and "Stock Performance Graph", which specifically are not so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding ownership of our securities by certain persons is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and transactions between the Company and certain of our affiliates is set forth under the caption "Executive Compensation—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)
(1) and (2) Documents filed as part of this Report.
1.
Financial Statements of EarthLink, Inc.
2.
Report of Ernst & Young LLP, Independent Auditors
3.
Report of PricewaterhouseCoopers LLP, Independent Accountants
4.
Report of Arthur Andersen LLP, Independent Public Accountants
5.
Consolidated Balance Sheets as of December 31, 2000 and 2001
6.
Consolidated Statements of Operations for the three years ended December 31, 2001
7.
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001
8.
Consolidated Statements of Cash Flows for the three years ended December 31, 2001
9.
Notes to Consolidated Financial Statements

(3)
Listing of Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.2	—	Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).
4.2	—
Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.3	—
Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.4	—
Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.8 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.5	—
Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.9 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.6	—
Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).

4.7	—
Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to EarthLink Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.8	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.9	—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.10	—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
10.1	—	Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.2	—	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.3	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.4	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6	—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-83870).
10.7	—
(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).

(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).

(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).
10.8	—
Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 of EarthLink Network, Inc.'s amended Report on Form 10-K/A for the fiscal year ended December 31, 1997—File No. 000-20799).
10.9	—
Internet Wizard Sign-Up Agreement, between EarthLink Network, Inc. and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).

10.10	—
Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.11	—
Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
16.1	—	Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on Form 8-K, dated July 6, 2000—File No. 001-15605).
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of PricewaterhouseCoopers LLP.
23.3*	—	Consent of Arthur Andersen LLP.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).

*
Filed herewith.

(b)
Reports on Form 8-K filed in fourth quarter of 2001:

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

EARTHLINK, INC.

By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer Date: March 20, 2002

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

Date: March 20, 2002	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date: March 20, 2002	/s/ LEE ADREAN Lee Adrean, Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)
Date: March 20, 2002	/s/ D. CARY SMITH D. Cary Smith, Vice President—Corporate Controller (principal accounting officer)
Date: March 20, 2002	/s/ SKY D. DAYTON Sky D. Dayton, Chairman of the Board
Date: March 20, 2002	/s/ AUSTIN M. BEUTNER Austin M. Beutner, Director

Date: March 20, 2002	/s/ MARCE FULLER Marce Fuller, Director
Date: March 20, 2002	/s/ ROBERT M. KAVNER Robert M. Kavner, Director
Date: March 20, 2002	Linwood A. Lacy, Jr., Director
Date: March 20, 2002	/s/ MICHAEL S. MCQUARY Michael S. McQuary, President, Director
Date: March 20, 2002	/s/ DR. ROBERT M. METCALFE Dr. Robert M. Metcalfe, Director

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Atlanta, Georgia January 23, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of EarthLink, Inc.

        In our opinion, based on our audit and the report of other auditors, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of EarthLink, Inc. and its subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of MindSpring Enterprises, Inc., which statements reflect total revenues of $114.7 million for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for MindSpring Enterprises, Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Century City, California
March 28, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EarthLink, Inc.:

        We have audited the accompanying statements of operations, stockholder's equity, and cash flows of MindSpring Enterprises, Inc. (a Delaware corporation) for the year ended December 31, 1999 (not presented herein) consolidated statements of operations, changes in stockholder's equity, and cash flows for the three years in the period ended December 31, 1999 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above (not presented herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1999 of MindSpring Enterprises, Inc. in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 7, 2000

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$674,746	$424,029
Investments in marketable securities	—	131,052
Accounts receivable, net of allowance of $9,643 and $5,017 at December 31, 2000 and 2001, respectively	49,568	40,624
Prepaid expenses	17,923	19,526
Other assets	26,841	23,819

Total current assets	769,078	639,050
Long-term investments in marketable securities	—	38,943
Investments in other companies	9,600	1,500
Other long-term assets	1,437	284
Property and equipment, net	277,399	235,988
Intangibles:
Customer base	515,211	570,389
Marketing and distribution agreements	20,000	—
Goodwill	114,664	121,619
Other	11,934	13,376

	661,809	705,384
Less accumulated amortization	(233,186)	(441,830)

Intangibles, net	428,623	263,554

Total assets	$1,486,137	$1,179,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,717	$47,757
Accrued payroll and related expenses	21,983	35,126
Other accounts payable and accrued liabilities	136,150	166,528
Current portion of capital lease obligations	18,617	11,674
Deferred revenue	68,947	64,757

Total current liabilities	290,414	325,842
Long-term liabilities:
Other long-term liabilities	562	677
Long-term portion of capital lease obligations	12,910	1,746

Total liabilities	303,886	328,265
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 43,386 and 26,951 shares issued and outstanding at December 31, 2000 and 2001, respectively	434	270
Common stock, $0.01 par value, 300,000 shares authorized, 130,064 and 147,994 shares issued and outstanding at December 31, 2000 and 2001, respectively	1,301	1,480
Additional paid-in capital	1,877,134	1,917,052
Warrants to purchase common stock	1,412	1,223
Accumulated deficit	(698,030)	(1,068,971)

Total stockholders' equity	1,182,251	851,054

Total liabilities and stockholders' equity	$1,486,137	$1,179,319

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
	(In thousands, except per share data)
Revenues:
Narrowband access	$582,883	$833,415	$999,251
Broadband access	23,540	57,753	167,935
Web hosting	47,435	65,756	59,263
Content, commerce and advertising	16,575	29,706	18,479

Total revenues	670,433	986,630	1,244,928
Operating costs and expenses:
Cost of revenues	248,487	368,133	509,514
Sales and marketing	219,349	443,708	395,870
Operations and customer support	182,134	297,027	339,490
General and administrative	67,876	106,148	127,849
Merger-related charges	—	33,967	—
Acquisition-related costs	148,267	132,448	217,483
Intangible asset write-off	—	—	11,252

Total operating costs and expenses	866,113	1,381,431	1,601,458

Loss from operations	(195,680)	(394,801)	(356,530)
Write-off of investments in other companies	—	(3,900)	(10,000)
Interest income, net	21,986	50,385	25,469
Income tax benefit	—	2,394	—

Net loss	(173,694)	(345,922)	(341,061)
Deductions for accretion of dividends	(14,106)	(23,730)	(29,880)

Net loss attributable to common stockholders	$(187,800)	$(369,652)	$(370,941)

Basic and diluted net loss per share attributable to common stockholders	$(1.65)	$(2.99)	$(2.73)

Weighted average shares	113,637	123,592	135,738

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Warrants to Purchase Common Stock
					Stock Subscriptions Receivable	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 1998	13,252	$132	103,515	$1,035	$(1,041)	$540,342	$—	$597	$(140,578)	$400,487
Issuance of Series B convertible preferred stock	979	10	—	—	—	42,612	—	—	—	42,622
Accretion of convertible preferred stock	—	—	—	—	—	14,106	—	—	(14,106)	—
Follow on offering, net of expenses	—	—	9,744	98	—	446,540	—	—	—	446,638
Issuance of common stock pursuant to customer base acquisition	—	—	752	7	—	29,993	—	—	—	30,000
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	2,854	29	—	11,450	—	(120)	—	11,359
Collection of notes receivable from stock sales	—	—	—	—	1,041	—	—	—	—	1,041
Net loss	—	—	—	—	—	—	—	—	(173,694)	(173,694)

Balance at December 31, 1999	14,231	142	116,865	1,169	—	1,085,043	—	477	(328,378)	758,453
Issuance of Series B convertible preferred stock	22,072	221	—	—	—	389,556	—	—	—	389,777
Issuance of Series C convertible preferred stock	7,083	71	—	—	—	199,457	—	—	—	199,528
Accretion of convertible preferred stock	—	—	—	—	—	23,730	—	—	(23,730)	—
Repurchase of common stock	—	—	—	—	—	—	(56,691)	—	—	(56,691)
Issuance of common stock pursuant to OneMain acquisition	—	—	4,278	43	—	49,964	56,691	—	—	106,698
Issuance of common stock pursuant to top-up agreement with Sprint	—	—	6,680	67	—	118,395	—	—	—	118,462
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	2,241	22	—	7,450	—	(29)	—	7,443
Issuance of options and warrants in OneMain acquisition	—	—	—	—	—	3,539	—	964	—	4,503
Net loss	—	—	—	—	—	—	—	—	(345,922)	(345,922)

Balance at December 31, 2000	43,386	434	130,064	1,301	—	1,877,134	—	1,412	(698,030)	1,182,251
Conversion of Series A convertible preferred stock to common stock	(3,000)	(30)	3,000	30	—	—	—	—	—	—
Conversion of Series B convertible preferred stock to common stock	(5,888)	(59)	5,888	59	—	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	(7,083)	(71)	7,083	71	—	—	—	—	—	—
Forfeiture of convertible preferred stock due to early conversion	(464)	(4)	—	—	—	4	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	—	29,880	—	—	(29,880)	—
Issuance of common stock pursuant to acquisitions	—	—	140	1	—	1,875	—	—	—	1,876
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	1,819	18	—	8,159	—	(189)	—	7,988
Net loss	—	—	—	—	—	—	—	—	(341,061)	(341,061)

Balance at December 31, 2001	26,951	$270	147,994	$1,480	$—	$1,917,052	$—	$1,223	$(1,068,971)	$851,054

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(173,694)	$(345,922)	$(341,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effect from acquisitions:
Depreciation and amortization	189,523	205,552	329,210
Write-off of deferred financing costs	981	—	—
Loss on investments in other companies	—	3,900	10,000
Write-off of intangible assets	—	—	11,252
Loss on sale of assets	31	—	—
(Increase) decrease in net accounts receivable	(9,801)	(20,611)	10,896
(Increase) decrease in prepaid expenses and other assets	(32,077)	7,824	12,320
Increase in accounts payable and accrued liabilities	56,790	9,053	27,304
Increase (decrease) in deferred revenue	12,458	13,042	(12,533)

Net cash provided by (used in) operating activities	44,211	(127,162)	47,388
Cash flows from investing activities:
Purchase of property and equipment	(109,819)	(139,414)	(69,450)
Investments in marketable securities:
Purchases	—	—	(192,621)
Maturities	—	—	22,626
Sale of property and equipment	1,416	—	—
Purchase of intangible assets	(227,494)	(37,304)	(40,688)
Cash acquired from acquisition	—	2,125	240
Acquistion of business	—	(155,561)	(5,832)
Transaction costs	—	(12,477)	(261)
Investments in other companies	(4,000)	(9,100)	(2,000)
Other	148	—	—

Net cash used in investing activities	(339,749)	(351,731)	(287,986)
Cash flows from financing activities:
Proceeds from issuance of notes payable	174,082	—	—
Repayment of notes payable	—	(179,975)	—
Proceeds from line of credit	77,987	—	—
Repayment of line of credit	(80,000)	—	—
Proceeds from sale and leaseback transactions	13,456	5,619	873
Principal payments under capital lease obligations	(14,501)	(16,277)	(18,980)
Net proceeds from public stock offerings	489,260	—	—
Proceeds from sale of common stock	—	118,462	—
Proceeds from issuance of preferred stock	—	589,305	—
Proceeds from exercise of stock options and warrants	11,359	7,443	7,988
Proceeds from liquidation of stock subscription receivable	1,041	—	—
Repurchase of common stock	—	(56,691)	—

Net cash provided by (used in) financing activities	672,684	467,886	(10,119)
Net increase (decrease) in cash and cash equivalents	377,146	(11,007)	(250,717)
Cash and cash equivalents, beginning of year	308,607	685,753	674,746

Cash and cash equivalents, end of year	$685,753	$674,746	$424,029

Acquisition, net of cash acquired (Note 2):
Issuance of common stock		$106,698	$—
Acquistion of business		155,561	5,832
Transaction costs		12,477	261
Other non-cash costs		16,362	—
Net liabilities assumed		26,025	12,583
Intangible assets		(314,998)	(18,436)

Cash acquired from acquisition		$2,125	$240

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        EarthLink, Inc. (or the "Company"), is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business customers. The Company was formed in February 2000 by way of the merger of EarthLink Network, Inc., ("EarthLink Network"), and MindSpring Enterprises Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests". The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent security of the new Company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the new Company. Other outstanding securities of the companies were converted on the same basis. The Company issued the following securities as a result of the pooling of interests transaction:

	To the former stockholders of
	EarthLink Network	MindSpring
Common shares	53,265,920	63,719,035
Preferred Series A	13,252,499	—
Preferred Series B	978,940	—
Preferred Series C	7,083,333	—
Options and warrants	7,924,887	5,626,890

Total	82,505,579	69,345,925

Basis of Consolidation

        The consolidated financial statements have been prepared to give retroactive effect to the merger of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. The financial statements also include the accounts of EarthLink Operations, Inc., a wholly-owned subsidiary of the Company. All intercompany transactions and balances have been eliminated. Separate results of EarthLink Network and MindSpring for the periods prior to the merger were as follows:

	Year Ended December 1999	Month Ended January 31, 2000
		(Unaudited)
Revenue:
EarthLink Network, Inc.	$342,288	$38,677
MindSpring Enterprises, Inc.	328,145	32,075

	$670,433	$70,752

Net loss attributable to common stockholders:
EarthLink Network, Inc.	$(108,248)	$(24,721)
MindSpring Enterprises, Inc.	(40,131)	(4,647)
Adjustment to reflect establishment of tax valuation allowance	(25,315)	—

	$(173,694)	$(29,368)

        In 1998, MindSpring's management reviewed its net deferred tax asset, consisting primarily of net operating loss carryforwards and based on the net income generated in 1998, as well as the projections of future income, determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, MindSpring reversed its valuation allowance in 1998 and did not record one in 1999. In the course of the reorganization discussions, management of MindSpring and EarthLink Network reviewed the combined net deferred tax assets and concluded that sufficient uncertainty then existed on a combined basis regarding realizability of the net deferred tax asset. The financial statements of the combined Company include an adjustment of $25.3 million for 1999 to give effect to the reestablishment of a valuation allowance on the MindSpring net deferred tax assets. There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

Revenues

        EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as our service is provided on a month to month basis and collection for the service is generally made within 30 days of the service being provided.

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees, any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative and equipment fees. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, and dedicated circuit services, installation, termination fees and fees for equipment. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising, content and electronic commerce revenues are generated by leveraging the value of the Company's customer base and user traffic. All revenues are recorded as earned.

Cost of revenue

        Cost of revenues consists principally of set up fees, telecommunications fees and network operations costs incurred to provide the Company's Internet access services. It also includes fees paid to content providers for information carried on the Company's service. We provide our Internet access service through both the Company's managed network and third-party network points of presence ("POPs"). In addition, cost of revenues includes cost of equipment sold to customers for use with the Company's SDSL, satellite, and EarthLink Everywhere services and the costs of shipping and handling the consumer premises equipment, such as DSL and cable modems, we provide for our subscribers use to receive our broadband access services.

Cash and Cash Equivalents

        All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Investments

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company has classified all short and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a specific identification basis.

Accounts Receivable and Deferred Revenues

        The Company generally bills for Internet service one month in advance. Accordingly, these non-cancelable advanced billings are initially included in both accounts receivable and deferred revenue. Deferred revenues are recognized as revenue as services are delivered.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's policy is to record a reserve for all consumer receivables 60 days, or more, past due. EarthLink records a reserve for all other receivables on a case by case basis. The Company has recorded an allowance for doubtful accounts of $9.6 million and $5.0 million at December 31, 2000 and 2001, respectively. The Company recorded bad debt expense of $9.9 million; $17.2 million and $29.1 million during the three years ended December 31, 2001, respectively.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade receivables, investments in marketable securities and investments in other companies. The Company's cash investment policies limit investments to shorter-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The carrying values reported in the balance sheets for cash, cash equivalents, trade receivables, investments in marketable securities and investments in other companies approximate their fair values.

Property and Equipment

        Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three to five years for computers and computer and telecommunications related equipment and five years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

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

Intangibles

        Intangible assets consist primarily of acquired customer bases, long-term marketing agreements, goodwill, and other items. Customer bases acquired directly are valued at cost, which approximates fair value at the time of purchase. When material intangible assets, such as customer bases and goodwill are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the total purchase price to the various assets acquired and the liabilities assumed. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 36 months for substantially all remaining intangible assets as of December 31, 2001. Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate an impairment issue exists include an economic downturn, changes in the churn rate of subscribers or a change in the assessment of future operations. In the event that a condition is identified that may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized, based on appropriate economic factors, risk and cost of capital.

Advertising

        Advertising costs are included in sales and marketing. Advertising costs include a variety of programs and strategies including, (i) broadcast campaigns in television and radio, (ii) direct mail, (iii) co-marketing and bundling agreements, (iv) print publications, and (v) other more innovative means, such as extensive online promotion and co-branding with a wide variety of interactive services partners. Direct mail advertising consists of production, printing, mailing and postage, related to disks and coupons distributed through the mail; and through promotional inserts in packages, periodicals and newspapers. Such costs are expensed as incurred. Advertising expenses were $98.4 million, $182.0 million and $157.2 million in 1999, 2000 and 2001, respectively.

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

	December 31,
	1999	2000	2001
	(In thousands)
Convertible preferred stock	14,231	43,386	26,951
Options and warrants	13,465	22,166	21,022

Total	27,696	65,552	47,973

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

Stock-Based Compensation

        The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, presents disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments With Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, and valued using the Black-Scholes model.

Long-Lived Assets

        Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses if any, are recognized when the expected undiscounted future operating cash flow derived from such assets is less than their carrying value. Management believes that no such impairments have occurred during the years ended December 31, 2000 and 2001. If impairment exists, the amount of such impairment would be calculated based on the estimated fair value of the asset.

Reclassification

        Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, Business Combinations and 142, Accounting for Goodwill and Other Intangibles ("SFAS 141" and "SFAS 142", respectively). SFAS 141 eliminated the use of poolings for business combinations after June 30, 2001. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets such as our customer lists that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 141 in connection with our acquisition of Cidco on December 1, 2001. We adopted SFAS 142 on January 1, 2002. The impact of the adoption as it relates to existing goodwill is expected to be a reduction to amortization expense of $38.2 million and $28.7 million during the years ended December 31, 2002 and 2003, respectively.

        Effective January 1, 2002, we will adopt the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. The Company provided sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. The costs of these sales incentives were recorded as sales and marketing expenses during the three years ended December 31, 2001 were $5.5 million, $56.3 million and $67.9 million, respectively. Upon adoption of EITF Issue No. 00-14, in January 2002, the Company will retroactively reclassify the costs of these sales incentives from sales and marketing to costs of revenues. The impact of the adoption will be limited to the classification of expense items within the statements of operations. This reclassification is not expected to affect the Company's financial position, results of operations or net loss per share.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets("SFAS 144"). The Statement supersedes SFAS 121 and supersedes the provisions of APB Opinion 30, Reporting the Results of Operations—Discontinued Events and Extraordinary Items, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of operations, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

2. Strategic Alliances and Acquisitions

        On February 10, 1998, EarthLink Network entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 4.0 million shares of EarthLink Network's common stock at a price per share of $13.94 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint purchased approximately 13.2 million shares of the EarthLink Network's Series A convertible preferred stock, which was valued at $135 million, in exchange for (i) transfer to the EarthLink Network of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink Network and Sprint also entered into a Marketing and Distribution Agreement, which included a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink Network's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint also provided EarthLink Network with a credit facility of up to $50 million (increasing to $100 million over three years) in the form of convertible senior debt. Collectively, the above is referenced to as the "Sprint Transaction".

        In February of 2001, the Company renegotiated its commercial and governance arrangements with Sprint. The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resale to its customers. However, the Company's exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, management took a non-cash charge of approximately $11.3 million to write off unamortized assets related to the termination of the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. EarthLink released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year and Sprint's absolute right to acquire EarthLink commencing in September of 2001 was terminated. Sprint may maintain its percentage of EarthLink's voting equity by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in a transaction or by the exercise of options or warrants or the conversion of convertible equities into voting stock. However, Sprint has no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counter-offer to buy all, but not less than all, of the Company's equity in the event that the Company proceeds forward for a third-party to acquire controlling interest in EarthLink. In that case, EarthLink's Board is not contractually obligated to accept Sprint's counter offer, but will analyze and weigh it in exercising their fiduciary duties to stockholders.

        In addition, Sprint relinquished its right to appoint two members to the EarthLink Board of Directors. Accordingly, Sprint's representatives resigned from their positions on our Board.

        In February 1999, MindSpring completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communication Services Inc., which subsequently changed its name to ICG Netahead, Inc. and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, MindSpring acquired NETCOM's subscriber base of approximately 408,000 individual Internet access accounts, 25,000 Web hosting accounts, 3,000 dedicated Internet access accounts in the United States and property and equipment valued at $13.2 million. MindSpring paid NETCOM approximately $245 million for these assets, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232 shares, at a price per share of $39.88). MindSpring incurred additional expenses of approximately $4.2 million in connection with this acquisition.

        In January 2000, EarthLink entered into a strategic alliance with Apple Computer, Inc. and a subsidiary (together, "Apple"). In connection with this alliance, EarthLink expanded its existing commercial relationship with Apple so that EarthLink serves as the default ISP for Apple's line of Macintosh branded computers sold in the United States for a minimum of two years and the overall commercial relationship with Apple has been extended through January 4, 2005. In addition, Apple purchased 7.1 million shares of the Company's Series C convertible preferred stock for $200.0 million and gained the right to appoint one member to EarthLink's Board of Directors. However, Apple's right to appoint a member of the Company's board of directors terminated in September 2001 upon Apple's conversion of all of its Series C preferred stock into common stock. As a result, Apple's appointee resigned from the Board of Directors.

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

        In November 2000, the Company entered into an agreement with Time Warner Cable, a company whose networks pass 20 million homes and directly serve 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Late in the third quarter the Company started providing services to subscribers via the Time Warner cable network and entered several new markets each week during the fourth quarter. EarthLink's full package of high-speed Internet access, content, applications and functionality is now or will soon be available in 20 markets covering approximately 15 million households across the country including the New York and Los Angeles markets.

        In December 2001, EarthLink purchased, via a tender offer, approximately 80% of the outstanding stock of Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition added approximately 123,000 customers to EarthLink's subscriber base and provided additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extended the reach of EarthLink's products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. It further extended EarthLink's ability to offer bundled and enhanced Internet products and services to our current and future subscribers. The aggregate purchase price consisted of $5.8 million in cash and the assumption of $12.6 million in net liabilities. The related transaction charges were $261,000. The Cidco acquisition has been accounted for under the purchase method and accordingly, the results of operations of Cidco for the period December 1, 2001 through December 31, 2001 are included in the accompanying consolidated financial statements. Based on estimated fair values at the date of acquisition, approximately $11.6 million of the $18.4 million purchase price was allocated to Cidco's approximately 123,000 subscribers. The assets and liabilities acquired included $1.9 million in accounts receivable, $3.8 million in prepaid expenses and other assets, $866,000 in fixed assets, $5.0 million in trade accounts payable, $11.7 million in accrued expenses, $8.3 million in deferred revenue and $5.8 million in deferred costs of revenue. The excess of the purchase cost over the estimated fair value of net assets acquired was $6.8 million and was allocated to goodwill. In February 2002 EarthLink acquired the rest of

Cidco's stock for $1.0 million, making Cidco a wholly-owned subsidiary. Management may refine the allocation of the purchase price in future periods as the related fair value appraisals of certain assets and liabilities are finalized.

Pro forma disclosures of financial information

        The unaudited pro forma condensed combined statements of operations combine the results of operations of EarthLink, OneMain and of Cidco for the two years ended December 31, 2001 as if the acquisitions occurred on January 1, 2000. The unaudited pro forma condensed combined statements of operations are based on the historical consolidated combined financial statements of EarthLink, OneMain and Cidco. The unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had such transactions been consummated as of the dates indicated, or that may be achieved in the future, or the results that would have been realized had the entities been a single entity during these periods.

	Year ended December 31,
	2000	2001
	(In thousands, except per share data) (unaudited)
Condensed combined statement of operations data:
Total revenues	$1,111,228	$1,264,389
Net loss	(564,955)	(378,082)
Deductions for accretion dividends (Note 8)	(23,730)	(29,880)

Net loss attributable to common stockholders	$(588,685)	$(407,962)

Basic and diluted net loss per share	$(4.44)	$(3.01)

Weighted average shares	132,519	135,738

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

        Prior to being acquired by EarthLink, OneMain had acquired 27 Internet service providers and was working to consolidate the operating and administrative functions of the acquired ISPs. As part of this consolidation, OneMain had developed a restructuring plan ("the OneMain Plan"), and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain Plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing and general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2001, all of the 650 employees had been terminated in accordance with the OneMain Plan.

        EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan (the "EarthLink Plan") to integrate OneMain's operations into EarthLink's operations. The EarthLink Plan called for the net reduction of approximately 500 additional positions in operations and customer support, sales and marketing and in general and administrative departments. As of December 31, 2001, all of these positions had been terminated as a result of the EarthLink Plan. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of the Company's facilities, and $4.3 million related to the write-off of the duplicative OneMain accounting and management information systems.

        EarthLink's acquisition of Cidco included costs related to a formal EarthLink plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in operations and customer support, sales and marketing and in general and administrative departments. As of December 31, 2001, none of these positions had been terminated as a result of the Cidco Plan. In addition, the costs associated with the Cidco Plan included (i) $1.2 million related to the write-off of duplicative assets, (ii) $2.0 million related to employee termination benefits and (iii) $2.0 million related to the consolidation of the Company's facilities. The following table summarizes the activity in the merger and restructuring charge accounts during the two years ended December 31, 2001.

	Merger and Related Charges	Non Cash Items	Payments	Balance at December 31, 2000	Purchase Related Costs	Non Cash Items	Payments	Balance at December 31, 2001
		(in thousands)
Costs incurred to effect the merger of EarthLink
Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—	$—	$—	$—	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—	—	—	—	—
Acceleration of unamortized costs associated with line of credit and convertible debt	6,792	—	(6,792)	—	—	—	—	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—	—	—	—	—
Other	1,930	—	(1,930)	—	—	—	—	—

Subtotal	33,967	(1,076)	(32,891)	—	—	—	—	—
OneMain Restructuring Liabilities assumed by EarthLink:
Severance costs	4,502	—	(776)	3,726	—	—	(3,726)	—
Non-cancellable leases	942	—	(43)	899	—	—	(899)	—

Subtotal	5,444	—	(819)	4,625	—	—	(4,625)	—
Restructuring costs included in costs to purchase OneMain:
Severance costs	6,443	—	(2,000)	4,443	—	—	(4,443)	—
Asset written off	4,322	(4,322)	—	—	—	—	—	—
Non-cancellable leases	1,000	—	—	1,000	—	—	(1,000)	—

Subtotal	11,765	(4,322)	(2,000)	5,443	—	—	(5,443)	—
Exit costs included in CIDCO purchase price Write-off of duplicative assets	—	—	—	—	1,219	(1,219)	—	—
Severance costs	—	—	—	—	2,043	—	—	2,043
Non-cancellable leases	—	—	—	—	2,000	—	—	2,000

Subtotal	—	—	—	—	5,262	(1,219)	—	4,043

	$51,176	$(5,398)	$(35,710)	$10,068	$5,262	$(1,219)	$(10,068)	$4,043

3. Investments

      Short and long-term investments consist of debt securities classified as available-for-sale and having maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A, and government agency notes. The Company had no realized gains or losses from the sale of investments for the year ended December 31, 2001. The following table summarizes unrealized gains and losses on the Company's investments:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$75,551	$—	$—	$75,551
Government agency notes	89,987	—	—	89,987
Commercial paper	4,457	—	—	4,457

	$169,995	$—	$—	$169,995

        Maturities of available-for-sale securities were as follows at December 31, 2001:

	Amortized Cost	Fair Value
Due within one year	$131,052	$131,052
Due after one year through two years	38,943	38,943

	$169,995	$169,995

4. Investments in Other Companies

      EarthLink's investments in other companies consist of:

	December 31,
	2000	2001
	(In thousands)
eCompanies Venture Group, LP	$7,500	$1,500
Other	2,100	—

Estimated realizable value of investments in other companies	$9,600	$1,500

        Sky Dayton, EarthLink's Chairman of the Board of Directors, is a founding partner in eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging Internet-related companies. The Company's investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over EVG's operating or financial policies. Any distributions of earnings from the partnership will be recorded as income when declared.

        Management regularly evaluates the recoverabability of its investments in EVG and other companies based on the performance and financial position of those companies. The Company recorded adjustments of $3.9 million and $10 million during 2000 and 2001, respectively, to write down investments in other companies to their estimated realizable values. This included charges of $2.5 million and $6.0 million during the two years ended December 31, 2001, respectively, to write down EarthLink's investment in EVG.

        EVG is affiliated with eCompanies, LLC ("eCompanies"). Sky Dayton is a founder and director of eCompanies, and Austin Beutner, a member of EarthLink's Board of Directors, is a director of eCompanies.

5. Property and Equipment

        Property and equipment consist of:

	December 31,
	2000	2001
	(In thousands)
Data center equipment	$189,401	$194,479
Office and other equipment	151,024	191,851
Land and buildings	5,706	6,773
Leasehold improvements	43,050	93,207
Construction in progress	33,803	7,355

	422,984	493,665
Less accumulated depreciation and amortization	(145,585)	(257,677)

	$277,399	$235,988

        Property under capital leases, primarily data communications equipment included above, aggregated $62.1 million and $52.1 million at December 31, 2000 and 2001, respectively. Included in accumulated depreciation and amortization are amounts amortized related to property under capital lease of $25.7 million and $42.3 million at December 31, 2000 and 2001, respectively. Depreciation expense charged to operations was $41.0 million, $73.6 million and $112.1 million in 1999, 2000, and 2001, respectively.

6. Other accounts payable and accrued liabilities

        Other accounts payable and accrued liabilities consists of the following:

	December 31,
	2000	2001
	(In thousands)
Accrued communications costs	$41,152	$75,051
Accrued advertising	24,499	20,943
Fixed asset purchases	17,474	7,551
Accrued bounties	6,853	7,027
Accrued integration costs	3,000	—
Customer list purchases	—	6,015
Inventory	—	5,162
Deposits	3,297	5,206
Allowance for refunds and chargebacks	2,691	4,100
Professional fees	6,272	3,659
Sales taxes	2,388	3,263
Deferred rent	—	3,232
Accrued severance	4,443	2,043
Liabilities under non-cancelable leases	—	2,000
Accrued property tax	7,109	1,313
Other	16,972	19,963

	$136,150	$166,528

7. Debt

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

        Upon completion of the merger of EarthLink Network and MindSpring, EarthLink adopted the indentures and the notes became convertible into shares of EarthLink common stock. Completion of the merger constituted a "change in control" of MindSpring under the indentures. Thus, each holder of notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5% Convertible Subordinated Notes. On March 31, 2000, approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million including interest was paid in April 2001. The untendered notes will continue to be subject to the Indenture Agreement. The repurchase resulted in an extraordinary loss of $5.3 million, which was recorded as merger related costs.

8. Common Stock Issued

Follow-on Offerings

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

Shares sold Under Preemptive Rights Agreements

        In conjunction with the January 1999 offering by EarthLink Network, Sprint exercised its top-up rights to maintain its existing ownership level in EarthLink Network of approximately 27%, of which 10% is voting common stock. Accordingly, Sprint purchased approximately 1.2 million shares of which 310,000 were common stock and 932,000 were Series B convertible preferred stock. Proceeds from the sale of shares to Sprint were $54.1 million.

        In February 1999, Sprint exercised its top-up rights to maintain its ownership in EarthLink Network after the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Accordingly, Sprint purchased 62,000 shares of which 15,000 were common stock and 47,000 were Series B convertible preferred stock. Series B convertible preferred stock has the same rights and privileges as Series A convertible preferred stock, as described in note 9, except that each share is convertible into one share of EarthLink Network common stock. Proceeds from the sale of stock to Sprint were $2.7 million.

        In February 2000, Sprint exercised its top-up rights to maintain its ownership in the Company after the purchase of shares by Apple Computer Inc. Accordingly, Sprint purchased approximately 2.7 million shares of which 682,000 were common stock and 2.0 million were Series B convertible preferred stock. Proceeds from the sale of common and preferred stock to Sprint were approximately $76.9 million.

        In May 2000, Sprint exercised its top-up rights to maintain its level of ownership in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 26.0 million shares consisting of approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock for approximately $431.4 million.

Common Stock Issuances for Other Than Cash

        In January 1998, EarthLink Network issued 32,000 shares of its common stock to a consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement, EarthLink Network issued 32,000 additional shares of its common stock in January 1999.

        In March 2001, EarthLink agreed to issue 250,000 shares of its common stock to acquire software licenses and development services from certain individuals over a period of nine months. Under the agreement, the shares were issued as certain milestones were met. During 2001, the Company issued 140,000 shares of its common stock valued at $1.9 million based on the fair value of EarthLink stock at the dates of issue.

9. Convertible Preferred Stock

        All issued and outstanding shares of Series A and B convertible preferred stock are held by Sprint (note 2). Prior to the merger of EarthLink Network and MindSpring, each of EarthLink Network's 6,626,249 shares of series A convertible preferred stock were convertible into two shares of common stock, or a total of 13,252,499 shares. In conjunction with the merger, terms of the Series A convertible preferred stock were modified so that the number of Series A convertible preferred shares were doubled to 13,252,499 but the shares became convertible to common stock on a one for one basis. The accompanying consolidated financial statements give retroactive effect to this change in terms. All other series of convertible preferred stock continued to be convertible into common stock on a one for one basis.

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

        The Series A and B convertible preferred stockholders do not possess general voting rights together with holders of common stock. A separate vote of 66.67% of the outstanding shares of Series A and B convertible preferred stock is required in certain limited situations, including liquidation, dissolution or winding up of the Company, or taking certain actions which would adversely affect the rights of the holders of the Series A and B convertible preferred stock as a class.

        In August 2001, the Company registered approximately 32.1 million shares of its common stock with the Securities and Exchange Commission on a Form S-3. Of the 32.1 million shares, (i) approximately 12.5 million represented previously unregistered shares of common stock held by Sprint, (ii) approximately 12.5 million represented common stock underlying approximately 13.2 million shares of Series B convertible preferred stock held by Sprint, and (iii) approximately 7.1 million represent common shares underlying 7.1 million shares of Series C convertible preferred held by Apple. This registration represented Apple's entire stock ownership in EarthLink.

        Sprint subsequently sold 18.4 million shares of common stock. Of that amount, 12.5 million shares were previously unregistered shares of EarthLink common stock held by Sprint and 5.9 million shares were obtained by Sprint upon conversion of 6.2 million shares of Series B convertible preferred stock.

        In November 2001, Sprint obtained approximately 3.0 million shares of the Company's common stock upon conversion of approximately 3.1 million shares of the Company's Series A convertible preferred stock. The underlying shares were registered for sale through a Rule 144 filing.

        As of December 31, 2001, the Company has reserved 26.9 million shares of its common stock underlying Series A and B convertible preferred stock.

10. Deductions for Dividends on Convertible Preferred Stock

        Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $20.4 million based on a 3% dividend (note 9) and the accretion of a $9.5 million dividend related to the beneficial conversion feature of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the rate at which the preferred stock becomes convertible.

11. Stock Options and Warrants

Option Plans

        Options to purchase the Company's common stock under various plans have been granted to employees and directors. All such plans are administered by the compensation committee appointed by the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of ten years and vest over terms of four to five years. As of December 31, 2001, the Company has reserved 21.0 million shares of its common stock for further issuance under stock option plans and warrant agreements.

Value of Options Granted to Employees

        For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by EarthLink:

	Year Ended December 31,
	1999	2000	2001
Annual dividends	zero	zero	zero
Expected volatility	89%	92%	93%
Risk free interest rate	5.42%	5.96%	4.63%
Expected life	5.34 years	6.6 years	6.6 years

        If compensation cost were determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been increased as follows:

	Year Ended December 31,
	1999	2000	2001
	(In thousands, except per share data)
Net loss attributable to common stockholders
As reported	$(187,800)	$(369,652)	$(370,941)

Pro forma	$(227,772)	$(432,428)	$(428,544)

Basic and diluted net loss per share
As reported	$(1.65)	$(2.99)	$(2.73)

Pro forma	$(2.00)	$(3.50)	$(3.16)

Warrants

        The Company has issued to certain members of its Board of Directors, customers, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock. During the three years ended December 31, 2001, the Company issued warrants to purchase a total of 164,388 shares of the Company's common stock. The warrants were issued on September 12, 2000 in connection with the acquisition of OneMain. They have an exercise price of $18.25 per share and expire on September 12,

2005. The value of the warrants was estimated at $5.86 each under the Black-Scholes method assuming volatility of 93%, a risk free interest rate of 6.11%, the contractual life of five years and an annual dividend rate of zero. As of December 31, 2001, a total of 242,793 warrants remained outstanding.

        Following is a summary of stock option and warrant activity during the three years ended December 31, 2001:

	Stock Options and Warrants	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 1998	11,944	$7.71
Granted	5,801	$37.04
Exercised	(2,830)	$2.47
Forfeited	(1,450)	$27.62

Balance at December 31, 1999	13,465	$14.72
Granted	15,014	$12.90
Exercised	(2,270)	$3.31
Forfeited	(4,043)	$24.55

Balance at December 31, 2000	22,166	$15.07
Granted	4,151	$13.37
Exercised	(1,821)	$4.45
Forfeited	(3,474)	$15.63

Balance at December 31, 2001	21,022	$15.66

Exercisable at December 31, 1999	3,418

Exercisable at December 31, 2000	5,416

Exercisable at December 31, 2001	8,404

        The weighted average fair values of the options granted by the Company, during the three years ended December 31, 2001, were $25.76, $8.74 and $10.70, respectively.

        Following is a summary of stock options and warrants outstanding as of December 31, 2001:

	Options and Warrants Outstanding			Options and Warrants
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 0.26—$ 8.47	3,850	6.74	$4.86	2,231	$3.09
9.00—10.06	6,721	8.54	10.05	2,066	10.04
10.38—16.82	4,079	9.05	13.96	580	12.24
18.25—25.13	3,169	7.80	23.21	1,663	22.93
25.50—46.22	3,005	7.12	34.19	1,741	35.03
48.61—48.61	190	7.27	48.61	119	48.61
51.44—51.44	8	7.07	51.44	4	51.44

$ 0.26—$51.44	21,022	7.98	$15.66	8,404	$16.64

12. Income Taxes

        The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Current	$3,654	$(6,654)	$—
Deferred	(3,654)	4,260	—

	$—	$(2,394)	$—

        The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Federal income tax (benefit) at statutory rate	$(60,793)	$(121,911)	$(119,372)
State income taxes, net of federal benefit	(8,915)	(13,842)	(12,633)
Nondeductible goodwill and acquisition costs	7,735	12,905	13,389
Net change to valuation allowance	62,083	119,908	121,633
Other	(110)	546	(3,017)

	$—	$(2,394)	$—

        As a result of the tax-free merger with OneMain in September 2000, the Company acquired $32.9 million of additional deferred tax liabilities primarily related to the customer base and related intangibles. Additionally, the Company acquired $49.4 million of additional deferred tax assets, primarily related to net operating losses, in conjunction with the acquisition of Cidco in December 2001. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

        Deferred tax assets and liabilities include the following:

	December 31,
	2000	2001
	(In thousands)
Deferred tax assets:
Net operating losses	$179,140	$243,881
Accrued liabilities and reserves	10,188	13,067
Member base and other intangibles	—	77,390
Other	—	3,862

Gross deferred tax assets	189,328	338,200
Valuation allowance	(187,222)	(338,200)

Net deferred tax assets	2,106	—

Deferred tax liabilities:
Member base and other intangibles	(476)	—
Other	(1,630)	—

Total deferred tax liabilities	(2,106)	—

Net deferred taxes	$—	$—

        At December 31, 2000 and 2001, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $439.7 million and $601.9 million, respectively, which begin to expire in 2010. At December 31, 2000 and 2001, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $360.4 million and $440.0 million, respectively, which begin to expire in 2002. The Internal Revenue Code of 1986, as amended, includes provisions, that may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the merger of EarthLink Network and MindSpring, the acquisition of several companies, and other issuances of common stock and common stock equivalents, utilization of the Company's net operating loss carryforwards to offset future income may be limited. At December 31, 2000 and 2001, the net operating loss includes $65.3 million and $74.8 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

13. Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2011. Total rent expense in 1999, 2000 and 2001 for all operating leases amounted to $12.8 million, $19.8 million and $31.0 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include escalation clauses and purchase options at the end of the lease term.

        During the three years ended December 31, 2001, the Company financed the acquisition of data processing and office equipment amounting to approximately $13.5 million, $5.6 million and $0.9 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The sale and leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

        Minimum lease commitments under non-cancelable leases at December 31, 2001 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2002	$12,517	$22,146
2003	2,945	22,403
2004	183	22,136
2005	8	17,025
2006	—	15,669
Thereafter	—	20,183

Total minimum lease payments	15,653	119,562
Less aggregate sublease income	—	(2,577)
Less amount representing interest	(2,233)

Present value of future lease payments	13,420
Less current portion	(11,674)

	$1,746	$116,985

Significant Agreements

        Access to the Internet for customers outside of the Company's base of owned POPs is provided through capacity leased from a number of third party providers such as UUNET, Level 3 and Sprint, among others. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base at EarthLink's normal rates. Amounts payable under such agreements are included under "Accrued Communications Costs" in note 6.

        Minimum commitments under non-cancelable network service agreements are as follows:

Year ending December 31,	In millions
2002	$277.6
2003	122.2
2004	31.6
2005	1.2
Thereafter	0.3

Total	$432.9

        Cost of revenue from these non-cancelable network service agreements totaled $150.7 million, $323.9 million and $449.5 million in 1999, 2000 and 2001, respectively.

        The Company licenses significant applications for distribution including Netscape Communicator, (this license automatically renews each year for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license renews each year). The Company has an agreement with America Online (AOL) under which it distributes a co-branded EarthLink version of AOL Instant Messenger.

14. Profit Sharing Plans

        In January 2001, the Company consolidated the legacy 401(k) savings plans of EarthLink Network and MindSpring into one EarthLink Inc. 401(k) Savings Plan (the "Plan"). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. In addition, under the Plan the Company makes a discretionary matching contribution of up to 33% up to a maximum of 6% of the participant's total eligible compensation. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for 1999, 2000 and 2001 were $375,000, $818,000 and $1.3 million, respectively.

15. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Cash paid during the year for interest	$7,776	$2,942	$2,211
Cash paid during the year for income taxes	6,581	—	—
Non cash adjustments related to accretion of dividends	14,106	23,730	29,880
Common stock issued in conjunction with acquisition	30,000	106,698	1,876
Options issued in conjunction with acquisition	—	3,539	—
Warrants issued in conjunction with acquisition	—	964	—

16. Other Related Party Transactions

        Mr. Campbell B. Lanier and Mr. William H. Scott, who prior to February 16, 2001 served on the Company's Board of Directors, resigned from Board on February 16, 2001. Messrs. Lanier and Scott are members of the Board of Directors of ITC Holding, which was a substantial investor in EarthLink. ITC Holding sold its 10.7 million shares of EarthLink common stock during February 2001. The Company has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding Company, Inc. ("ITC Holding"). Except as noted below, none of these transactions were material for the periods presented.

        The Company purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $9.5 million, $9.6 million and $9.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. The aggregate amount due to ITC DeltaCom under the agreements was $523,000 at December 31, 2001.

        In connection with its multi-year partnership with Apple, EarthLink paid Apple approximately $3.6 million, $34.3 million and $32.5 million during 1999, 2000 and 2001, respectively. The amount due Apple under the multi-year partnership was $2.1 million at December 31, 2001.

        Under the network services agreement that was implemented in connection with the Sprint alliance, EarthLink paid Sprint approximately $29.8 million, $53.6 million and $75.2 million during 1999, 2000 and 2001, respectively. The aggregate amount due to Sprint under the network services agreement was $12.4 million at December 31, 2001.

        The Company has notes receivable from four officers, two of whom are members of the Board of Directors, aggregating $4.6 million and $2.1 million at December 31, 2000 and 2001, respectively. The loans are included in other assets.

        The Company paid consulting fees and expenses in 2001 to eCompanies, LLC ("eCompanies"). Sky Dayton, Chairman of the Board of Directors of EarthLink, is a founder and director of eCompanies, and Austin Beutner, a member of EarthLink's Board of Directors, is also a member of the Board of Directors of eCompanies. Consulting fees and expenses paid during the three years ended December 31, 2001 were approximately zero, $226,000 and $454,000, respectively. All amounts due under the contract were paid as of March 2001. In 2001, the Company maintained its equity capital investment in eCompanies Venture Group, LP ("EVG"), which is affiliated with eCompanies. Sky Dayton is a founding partner of EVG. See also note 4 above.

17. Subsequent Events (unaudited)

        In December 2001, EarthLink announced its agreement to purchase certain key assets and liabilities of OmniSky Corporation, ("OmniSky"), a provider of wireless data applications and services for use on mobile devices, for approximately $5.0 million. The bankruptcy court approved the proposed Section 363 asset purchase plan and the transaction closed in January 2002. In accordance with the plan, EarthLink acquired OmniSky's 32,000 subscribers, certain assets and liabilities of OmniSky and OmniSky's foreign subsidiary, Nomad IQ, based in Israel.

        EarthLink created a new foreign subsidiary corporation, EarthLink Communications (Israel) Ltd., which will be used for Omnisky's legacy operations in Israel. EarthLink is in the process of hiring approximately 50 existing Israeli employees as employees of the new EarthLink Israeli subsidiary.

        In February 2002, the Company acquired the Cidco stock that remained outstanding after EarthLink's December 2001 tender offer, for $1.0 million, making Cidco a wholly-owned EarthLink subsidiary.

18. Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ended December 31, 2001. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Mar. 31 2000	Jun. 30 2000	Sept. 30 2000	Dec. 31 2000	Mar. 31 2001	Jun. 30 2001	Sept. 30 2001	Dec. 31 2001
			(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:	$219,705	$230,861	$249,300	$286,764	$294,938	$303,773	$319,012	$327,205
Operating costs and expenses:	337,952	303,929	337,030	402,520	404,105	396,544	399,969	400,840
Loss from operations	(118,247)	(73,068)	(87,730)	(115,756)	(109,167)	(92,771)	(80,957)	(73,635)
Other income (expense), net	9,733	13,678	15,200	7,874	9,573	2,267	3,938	(309)
Income tax benefit	—	—	—	2,394	—	—	—	—

Net loss	(108,514)	(59,390)	(72,530)	(105,488)	(99,594)	(90,504)	(77,019)	(73,944)
Deductions for accretion dividends (1)	(3,331)	(4,280)	(8,035)	(8,084)	(8,134)	(8,184)	(7,376)	(6,186)

Net loss attributable to common stockholders	$(111,845)	$(63,670)	$(80,565)	$(113,572)	$(107,728)	$(98,688)	$(84,395)	$(80,130)

Basic and diluted net loss per share (2)	$(0.95)	$(0.52)	$(0.65)	$(0.87)	$(0.82)	$(0.75)	$(0.62)	$(0.55)

Weighted average shares (3)	117,426	122,851	123,996	129,999	130,583	131,147	135,192	145,853

(1)
Reflects the accretion of Liquidation Dividends on Series A and B convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF 98-5.

(2)
Because of the method used in calculating per share data, the quarterly net loss per share will not necessarily add to the net loss per share computed for the year.

(3)
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

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
3.2	—	Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.7 of the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).
4.2	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.3	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.4	—	Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.8 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.5	—	Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.9 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.6	—	Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1999—File No. 001-15605).
4.7	—	Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to EarthLink Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.8	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.9	—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.10	—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
10.1	—	Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.2	—	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.3	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).

E-1

10.4	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6	—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-83870).
10.7	—	(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).
(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).
(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-05055).
10.8	—	Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 of EarthLink Network, Inc.'s amended Report on Form 10-K/A for the fiscal year ended December 31, 1997—File No. 000-20799).
10.9	—	Internet Wizard Sign-Up Agreement, between EarthLink Network, Inc. and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).
10.10	—	Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.11	—	Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
16.1	—	Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 99 of EarthLink, Inc.'s Report on Form 8-K, dated July 6, 2000—File No. 001-15605).
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of PricewaterhouseCoopers LLP.
23.3*	—	Consent of Arthur Andersen LLP.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).

*
Filed herewith.

E-2

QuickLinks

FORM 10-K
EARTHLINK, INC. Annual Report on Form 10-K For the Year Ended December 31, 2001
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements And Supplementary Data.
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
SIGNATURES
EARTHLINK, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
EARTHLINK, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX