Form 10-Q
period 2002-03-31
EARTHLINK INC
filed 2002-05-15
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 150,215,604 shares of Common Stock outstanding as of April 30, 2002.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

TABLE OF CONTENTS

Part I
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Part II
Item 6.	Exhibits and Reports on Form 8-K	18

PART I

Item 1. Financial Statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2001	March 31, 2002
	(Audited)	(Unaudited)
	(in thousands)
Current assets:
Cash and cash equivalents	$424,029	$412,626
Investments in marketable securities	131,052	40,221
Accounts receivable, net	40,624	39,772
Prepaid expenses	19,526	24,965
Other assets	23,819	15,071

Total current assets	639,050	532,655
Long-term investments in marketable securities	38,943	101,397
Other long-term assets	1,784	1,560
Property and equipment, net	235,988	221,583
Intangibles:
Customer base	570,389	305,166
Goodwill	121,619	124,273
Other	13,376	11,500

	705,384	440,939
Less accumulated amortization	(441,830)	(204,056)

Intangibles, net	263,554	236,883

	$1,179,319	$1,094,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,757	$52,480
Accrued payroll and related expenses	35,126	15,030
Other accounts payable and accrued liabilities	166,528	154,632
Current portion of capital lease obligations	11,674	8,065
Deferred revenue	64,757	63,583

Total current liabilities	325,842	293,790
Other long-term liabilities	677	347
Long-term portion of capital lease obligations	1,746	1,619

Total liabilities	328,265	295,756
Stockholders' equity:
Preferred stock	270	249
Common stock	1,480	1,502
Additional paid-in capital	1,917,052	1,925,009
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,068,971)	(1,129,661)

Total stockholders' equity	851,054	798,322

	$1,179,319	$1,094,078

The accompanying notes are an integral part of these financial statements

 EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2002
	(Unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$242,043	$262,740
Broadband access	32,356	53,954
Web hosting	16,649	13,480
Content, commerce and advertising	3,890	3,236

Total revenues	294,938	333,410
Operating costs and expenses:
Telecommunications service and equipment costs	120,622	134,852
Sales incentives	20,553	17,674

Total cost of revenues	141,175	152,526
Sales and marketing	82,697	90,577
Operations and customer support	83,690	84,002
General and administrative	32,014	28,989
Acquisition-related costs	53,277	35,613
Intangible asset write-off	11,252	—

Total operating costs and expenses	404,105	391,707
Loss from operations	(109,167)	(58,297)
Interest income, net	9,573	3,720

Net loss	(99,594)	(54,577)
Deductions for accretion of dividends	(8,134)	(6,113)

Net loss attributable to common stockholders	$(107,728)	$(60,690)

Basic and diluted net loss per share attributable to common stockholders	$(0.82)	$(0.41)

Weighted average common shares outstanding	130,583	148,407

The accompanying notes are an integral part of these financial statements

 EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2002
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(99,594)	$(54,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,376	64,839
Intangible asset write-off	11,252	—
Decrease (increase) in accounts receivable, net	12,165	852
Decrease (increase) in prepaid expenses and other assets	10,200	(925)
Decrease in accounts payable and accrued liabilities	(21,807)	(24,170)
Increase (decrease) in deferred revenue	125	(2,806)

Net cash used in operating activities	(8,283)	(16,787)
Cash flows from investing activities:
Purchases of property and equipment	(27,883)	(12,526)
Investments in marketable securities
Purchases	—	(37,603)
Maturities	—	65,980
Purchase of businesses and transaction costs	—	(1,135)
Purchases of subscriber lists	(19,519)	(6,100)
Investments in other companies	(2,000)	—

Net cash (used in) provided by investing activities	(49,402)	8,616
Cash flows from financing activities:
Principal payments under capital lease obligations	(3,738)	(3,736)
Proceeds from stock options and warrants exercised	1,707	504

Net cash used in financing activities	(2,031)	(3,232)

Net decrease in cash and cash equivalents	(59,716)	(11,403)
Cash and cash equivalents, beginning of period	674,746	424,029

Cash and cash equivalents, end of period	$615,030	$412,626

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$450	$1,341

Non-cash adjustments related to accretion dividends	$8,134	$6,113

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

        EarthLink, Inc. ("EarthLink" or the "Company"), is a leading Internet service provider, ("ISP"), providing reliable nationwide Internet access and related value-added services to its individual and business customers. EarthLink's primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through its "EarthLink Everywhere" initiative, the Company offers wireless Internet access through devices such as the RIM Blackberry, the Motorola T-900 and email appliances. The Company provides a broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

2.    Basis of Presentation

        The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly-owned subsidiaries for the three months ended March 31, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2001 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at March 31, 2002 and the results of operations and of cash flows for the three-month periods ended March 31, 2001 and March 31, 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.    Recent Accounting Pronouncements

        The Company provides sales incentives such as free Internet access on a trial basis, cameras and other devices as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002 the Company adopted Issue No. 00-14 of the Financial Accounting Standards Board ("FASB")'s Emerging Issues Task Force, Accounting for Certain Sales Incentives ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. In accordance with the classification guidelines of EITF 00-14, sales incentives are now recorded as cost of revenues. Sales incentives for the three months ended March 31, 2001 and 2002 were $20.6 million and $17.7 million, respectively. Comparative financial statements for three months ended March 31, 2001 have been retroactively adjusted to reflect the reclassification of sales incentives from sales and marketing expense to cost of revenues.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangibles" ("SFAS 142"), effective June 2001. In accordance with SFAS 142, the Company ceased recording the amortization of "indefinite life" intangibles such as goodwill, as of January 1, 2002. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.2 million associated with indefinite life intangibles that would otherwise have been recognized in the three months ended March 31, 2002.

        Under this non-amortization approach, goodwill and indefinite lived intangible assets will be reviewed for impairment using a fair value based approach as of the beginning of the year in which SFAS No. 142 is adopted. The Company is required to complete the initial step of the transitional impairment test within six months of adopting SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle in the quarter in which the test is completed.

4.    Net Loss per Share

        SFAS No. 128 requires a dual presentation of basic and diluted "Earnings per Share" ("EPS"). Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

5.    Strategic Alliances and Acquisitions

        In November 2000, the Company entered into an agreement with Time Warner Cable, a company whose networks pass 20 million homes and directly serve 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Late in the third quarter of 2001 the Company started providing services to subscribers via the Time Warner cable network and entered several new markets each week during the fourth quarter. As of March 31, 2002, EarthLink's full package of high-speed Internet access, content, applications and functionality is available in 26 markets providing access to approximately 16 million households across the country including the New York and Los Angeles markets.

        In December 2001, EarthLink purchased, via a cash tender offer, approximately 80% of the outstanding stock of Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition added approximately 123,000 customers to EarthLink's subscriber base and provided additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extended the reach of EarthLink's products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. It further extended EarthLink's ability to offer bundled and enhanced Internet products and services to its current and future subscribers. The Cidco acquisition was accounted for under the purchase method and, accordingly, the results of operations of Cidco have been included in the financial statements of the Company since December 1, 2001.

        In February 2002, EarthLink completed its acquisition of Cidco by purchasing the remaining 20% of Cidco's stock for $1.0 million, making Cidco a wholly-owned subsidiary. The aggregate purchase price consisted of $6.9 million in cash and the assumption of $14.1 million in net liabilities. The related transaction charges were $369,000. Approximately $11.6 million of the $21.1 million purchase price was allocated to Cidco's approximately 123,000 subscribers. The remainder was allocated to the net assets acquired from CIDCO. The excess of the purchase cost over the estimated fair market value of net assets acquired was $9.5 million and was allocated to goodwill.

        EarthLink's acquisition of Cidco included costs related to a formal plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in operations and customer support, sales and marketing and in general and administrative departments. As of March 31, 2002, EarthLink has paid approximately $1.2 million in conjunction with the termination of 24 of these positions. In addition, the remaining liabilities associated with the Cidco Plan included $810,000 related to employee termination benefits and $2.0 million related to the consolidation of the Company's facilities.

	Balance at December 31, 2001	Payments	Balance at March 31, 2002
	(in thousands)
Exit costs included in CIDCO purchase price
Severance costs	$2,043	$(1,233)	$810
Non-cancellable leases	2,000	—	2,000

	$4,043	$(1,233)	$2,810

        In January 2002 the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and PocketPC wireless handheld devices. The aggregate costs to acquire the OmniSky platform consisted of $2.7 million in cash, the assumption of $2.7 million in liabilities and transaction charges of $785,000. The transaction also included 30,000 subscribers deemed to have no fair market value.

  Pro forma disclosures of financial information

        The actual results of operations for Cidco have been included in the results of operations for EarthLink for the three months ended March 31, 2002. The unaudited pro forma condensed combined statements of operations table below combines the results of operations of EarthLink and Cidco for the three months ended March 31, 2001 as if the acquisition occurred on January 1, 2001. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated, or that may be achieved in the future, or the results that would have been realized had the entities been a single entity during these periods.

Three months ended March 31, 2001
(unaudited) (In thousands, except per share data)
Condensed combined statement of operations data:
Total revenues	$299,776
Net loss	(112,763)
Deductions for accretion dividends	(8,134)

Net loss attributable to common stockholders	$(120,897)

Basic and diluted net loss per share	$(0.93)

Weighted average shares	130,583

6.    Investments

        Short and long-term investments consist of debt securities classified as available-for-sale, and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A, and government agency notes. The Company had no realized gains or losses from the sale of investments for the three months ended March 31, 2002.

7.    Acquisition-related costs

        Acquisition-related costs represent the amortization of intangible assets acquired in conjunction with the purchase of businesses as well as the purchase of customer lists from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. The Company wrote off approximately $273.4 million in fully amortized intangible assets during the three months ended March 31, 2002.

        The carrying value of intangibles is as follows:

	Customer Base	Goodwill	Other	Total
	(in thousands)
Original cost	$305,166	$124,273	$11,500	$440,939
Less accumulated amortization	(147,941)	(51,004)	(5,111)	(204,056)

Intangibles, net	$157,225	$73,269	$6,389	$236,883

        The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.2 million during the three months ended March 31, 2002 associated with the indefinite life intangibles listed above, that would otherwise have been recognized in the quarter.

        Following is a summary of EarthLink's acquisition-related costs during the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001	2002
	(In thousands)
Customer lists and other intangibles	$42,755	$35,613
Goodwill and other indefinate life intangible assets	10,522	—

Acquisition related costs	$53,277	$35,613

8.    Deductions for Dividends on Convertible Preferred Stock

        Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $4.1 million based on a 3% dividend and the accretion of a $2.0 million dividend related to the beneficial conversion feature of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the rate at which the preferred stock becomes convertible.

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

        The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

        EarthLink, Inc. ("EarthLink", "We" or the "Company"), is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. Our primary service offerings are narrowband and broadband or high speed Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative, we offer wireless Internet access through devices such as the RIM Blackberry, the Motorola T-900 and email appliances. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

        We focus on providing a high-quality user experience through simple, rapid and reliable access to the Internet, useful features such as email, and superior customer service and technical support. Our customer base grew from approximately 4.8 million paying customers on March 31, 2001 to approximately 4.9 million paying customers on March 31, 2002. We have grown our customer base through (i) strategic acquisitions, (ii) traditional marketing channels such as direct marketing, (iii) alliances with strategic partners and original equipment manufacturers, or OEMs, (iv) retail outlets, and (v) word of mouth and referral marketing.

        Our recent growth has come entirely from our broadband services. Our narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of an increase in our price for our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. Prices were also increased by varying, but somewhat greater amounts up to $21.95 at varying times during 2001 for subscribers acquired during 2000 and 2001.

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband, including gaining access to a greater number of cable broadband systems over which EarthLink can offer its high speed Internet access, increasing the range of services offered, including new forms of access as well as value-added services; pursuing acquisitions to supplement the growth we achieve through traditional sales and marketing channels; and leveraging the scale of our large customer base and existing infrastructure to improve profitability.

Strategic Alliances and Recent Acquisitions

        In November 2000, the Company entered into an agreement with Time Warner Cable, a company whose networks pass 20 million homes and directly serve 12.6 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Late in the third quarter of 2001 the Company started providing services to subscribers via the Time Warner cable network and entered several new markets each week during the fourth quarter. As of March 31, 2002, EarthLink's full package of high-speed Internet access, content, applications and functionality was available in 26 markets covering approximately 16 million households across the country including the New York and Los Angeles markets.

        In December 2001, we acquired Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes.    Since our acquisition of Cidco in December 2001, we have provided Cidco's affordable, portable, and easy-to-use email appliances such as the MailStation® and Mivo™ and related Internet services.

        In January 2002 the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and PocketPC wireless handheld devices. The aggregate costs to acquire the OmniSky platform consisted of $2.7 million in cash, the assumption of $2.7 million in liabilities and transaction charges of $785,000. The transaction also included 30,000 subscribers deemed to have no fair market value.

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

Key business areas:

        We continue to realize revenue in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged to customers for dial-up and wireless Internet access, certain usage and termination fees, and any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative;

  •
  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, dedicated circuit services, installation fees, termination fees and fees for equipment;

  •
  Web hosting revenues, which consist of fees charged for web services to companies and individuals wishing to have a web or e-Commerce presence; and

  •
  Content, commerce and advertising revenues, which represent (1) payments for placing links from our properties to third-party content; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and (3) sales of banner and other online ads. We also sell advertising and content space on our various online properties, such as the Personal Start Page™ and our online magazine, eLink, and through our quarterly magazine, bLink.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our statement of operations for the periods indicated:

	Three Months Ended March 31,
	2001	% of Revenue	2002	% of Revenue
	(in millions)
Revenues:
Narrowband access	$242.0	82	$262.7	79
Broadband access	32.4	11	54.0	16
Web Hosting	16.6	6	13.5	4
Content, commerce and advertising	3.9	1	3.2	1

Total revenues	294.9	100	333.4	100
Operating costs and expenses:
Telecommunications service and equipment costs	120.6	41	134.9	40
Sales incentives	20.5	7	17.6	5

Total cost of revenues	141.1	48	152.5	45
Sales and marketing	82.7	28	90.6	27
Operations and customer support	83.7	28	84.0	25
General and administrative	32.0	11	29.0	9
Acquisition-related costs	53.3	18	35.6	11
Intangible asset write-off	11.3	4	—	—

Total operating costs and expenses	404.1	137	391.7	117

Loss from operations	(109.2)	(37)	(58.3)	(17)
Interest income, net	9.6	3	3.7	1

Net loss	(99.6)	(34)	(54.6)	(16)
Deductions for accretion of dividends	(8.1)	(3)	(6.1)	(2)

Net loss attributable to common stockholders	$(107.7)	(37)	$(60.7)	(18)

  Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees and any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative. Narrowband revenues increased $20.7 million or 9% from $242.0 million during the three months ended March 31, 2001 to $262.7 million during the three months ended March 31, 2002. The increase in narrowband revenues was due to an increase in average revenue per narrowband subscribers. The effect of the increase in average revenue per narrowband subscribers was slightly offset by a decrease in the average number of subscribers during the three months ended March 31, 2002 as compared to the same period of 2001.

        Average narrowband access revenues per subscriber were $18.68 and $20.91 per month during the three months ended March 31, 2001 and 2002, respectively. Average narrowband subscribers decreased 130,000 or 3% from 4.3 million during the three months ended March 31, 2001 to 4.2 million during the three months ended March 31, 2002.

        The following is a summary of our narrowband subscriber activity:

Three months ended March 31, 2002
(in thousands)
Subscribers at beginning of the quarter	4,203
Gross organic additions	445
Acquired subscribers	88
Subscribers converted to broadband	(12)
Churn	(550)

Subscribers at end of quarter	4,174

        While the August 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth along with certain other factors. On March 31, 2002, we had 4.2 million narrowband subscribers, a decrease of 157,000 from March 31, 2001. This decrease resulted from (i) increased churn caused by the price increase to traditional EarthLink customers as well as the conversion of acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs.

        Our results of operations are significantly affected by subscriber cancellations or "churn". Churn increased during the second half of 2001. Our quarterly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% during the four quarters of 2001. Our average monthly churn rate decreased to 4.5% for the three months ended March 31, 2002. A return to churn at the levels incurred during the third and fourth quarters of 2001 could cause our narrowband business to shrink rather than remain steady or grow slightly. While we expect certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, to have a diminished effect in 2002 and have implemented plans to address other potential causes of churn, insufficient time has passed to predict with certainty the effect of these programs or of other competitive factors that may contribute to higher than historic rates of churn.

Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless, and dedicated circuit services, installation fees, termination fees and fees for equipment. Broadband revenues increased $21.6 million or 67% from $32.4 million during the three months ended March 31, 2001 to $54.0 million during the same period in 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 262,000 during the three months ended March 31, 2001 to 511,000 during the three months ended March 31, 2002. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable offered at prices significantly less expensive than dedicated circuits.

        The effect of the increase in subscribers was partially offset by a decrease in average revenues per broadband subscriber during the same period. Average revenues per subscriber declined 14% from $41.09 per month during the three months ended March 31, 2001 to $35.18 per month in 2002. The decrease in average revenues per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and wholesale broadband relationships and to reduced introductory pricing offered to new retail broadband customers to stimulate increased sales.

        Our broadband business consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers, receives all the revenue paid by the consumer for the service, and is responsible for all aspects of providing the service, including provisioning, the communications costs, customer support, and all Internet functionality. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news, and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all the costs of the service, wholesale relationships are priced below $10 per month recognizing the more limited set of activities performed by EarthLink. We have wholesale relationships with Sprint and Charter Cable, which together represent approximately 231,000 subscribers of our broadband customer base. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our channel partners. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. Our contract with Charter Cable is scheduled to expire in July of 2003. In neither case are we able to be certain of renewal or non-termination of our contracts with these channel partners.

        Growth in the period was fueled by our retail cable offering over the Time Warner cable system and continued active marketing of our EarthLink retail DSL service. We expect our cable adds to grow relative to DSL as we continue to roll out additional Time Warner markets and through agreements with additional cable systems.

        We continue to increase the value and the revenue potential of our broadband offering with our static IP address telecommuter service and our home networking products. During the three months ended March 31, 2002 we increased the number of customers utilizing one of these services by over 46 percent. Currently more than 4 percent of our installed retail DSL subscriber base uses one of these services, and we have just recently expanded our home networking service to our cable subscribers.

  Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 19% from $16.6 million during the three months ended March 31, 2001 to $13.5 million during the three months ended March 31, 2002. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the three months ended March 31, 2002 as compared to the same period of 2001.

        Average revenues per user declined 19% from $32.08 per month during the three months ended March 31, 2001 to $25.97 per month during the three months ended March 31, 2002. The decline in average web hosting revenues per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market and lower domain fee revenue. Average web hosting subscribers remained flat at 173,000 during the three months ended March 31, 2001 and 2002, respectively.

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

        Content, commerce and advertising revenues decreased $0.7 million or 18% from $3.9 million during the three months ended March 31, 2001 to $3.2 million during the three months ended March 31, 2002 due to a general decline in the market for Internet advertising and reduced fees earned per search from search services.

  Cost of revenues

        We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002 we adopted Issue No. 00-14 of the FASB's Emerging Issues Task Force ("EITF"), Accounting for Certain Sales Incentives ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. In accordance with the classification guidelines of EITF 00-14, comparative financial statements for the three months ended March 31, 2001 have been reclassified.

        Telecommunications service and equipment costs represent the Company's cost of revenues on a historical basis, (prior to the adoption of EITF 00-14), and consists of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Telecommunications service and equipment costs increased 12% from $120.6 million during the three months ended March 31, 2001 to $134.9 million during the three months ended March 31, 2002.

        Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 41% for the three months ended March 31, 2001 to 40% for the three months ended March 31, 2002. The costs of sales incentives decreased from $20.6 million to $17.7 million due to a (i) reduction in gross organic customers added during the three months ended March 31, 2002 as compared to the same period ended March 31, 2001 and a (ii) shift in emphasis from sales incentives to reduced price introductory offers to attract new broadband subscribers.

        The increase in cost of revenues during the three months ended March 31, 2002 as compared to the same period of 2001 was due to a 2% increase in average subscribers combined with a 6% increase in average cost of revenues per subscriber.

        Average cost of revenues per subscriber increased due to the increasing portion of our business represented by broadband subscribers. Broadband access has both a higher price and a higher cost of revenue per subscriber than the Company average, as broadband is a more costly service to deliver. Broadband subscribers were 6% and 11% of total subscribers for the three months ended March 31, 2001 and 2002, respectively.

        Prior to the inclusion of sales incentives, gross margins were 59% and 60% for the three months ended March 31, 2001 and 2002, respectively. Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average. On a fully costed basis, broadband margins are not yet sufficient to generate positive earnings before depreciation and amortization, interest income and expense and income tax expense ("EBITDA"), from our broadband revenues. Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for the broadband business to be profitable. We expect that opportunities to reduce telecom costs by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to stabilize at approximately current levels. This means that margins for both narrowband and broadband are expected to increase, but the offsetting effects of the larger proportional share of broadband will keep overall margins relatively stable. Over time, it will be necessary to reduce broadband line charges from telecom and cable companies in order to achieve attractive margins in broadband and maintain stable overall margins. Reducing line charges will be facilitated by gaining access to a larger number of cable systems over which EarthLink can offer its high speed Internet services, creating more wholesale competition between telecom and cable companies for EarthLink's high speed business.

  Sales and marketing

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) sales compensation, (iv) bounties paid to channel partners, (v) salaries, (vi) promotional material, and (vii) the installation costs for broadband subscribers. Historically, sales and marketing expenses included sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. In accordance with the classification guidelines of EITF 00-14, the costs of sales incentives have been reclassified to cost of revenues. The following table indicates the effect of the reclassification on sales and marketing costs.

	Three Months Ended
	March 31, 2001	March 31, 2002
	(in millions)
Sales and marketing—historical basis	$103.2	$108.3
Less: sales incentives	20.5	17.7

Sales and marketing under EITF 0014	$82.7	$90.6

        Sales and marketing expenses after the adoption of EITF-0014 increased 10% from $82.7 million during the three months ended March 31, 2001 to $90.6 million during the three months ended March 31, 2002. The increase was due to broadband marketing in support of the roll-out of our retail cable offering during the three months ended March 31, 2002. This was partially offset by reduced spending on less cost-effective channels, particularly in narrowband as a result of management's focus on achieving profitability. As a percentage of revenues, sales and marketing decreased from 28% to 27% of total revenues for the three months ended March 31, 2001 and 2002, respectively.

  Operations and customer support

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses increased slightly from $83.7 million during the three months ended March 31, 2001 to $84.0 million during the three months ended March 31, 2002. The minor increase in operations and customer support costs was consistent with the minor increase in average customers as well the Company's efforts to carefully manage operating costs in order to improve profitability.

  General and administrative

        General and administrative expenses consist of fully burdened costs associated with the finance, legal, and human resource departments, outside professional services, payment processing, credit card fees, collections and bad debt. General and administrative expenses decreased $3.0 million or 9% from

$32.0 million during the three months ended March 31, 2001 to $29.0 million during the three months ended March 31, 2002. The decrease is due to (i) a reduction in salaries and benefits of $1.8 million, (ii) a reduction in taxes of $0.5 million and a reduction in allocated rent and depreciation of $0.6 million.

        The reduction in salaries and benefits during the three months ended March 31, 2002 as compared to the same period of the prior year is due to the completion of integration of OneMain during 2001. During the three months ended March 31, 2001, we incurred significant integration costs related to the acquisition of OneMain in September 2000. A substantial portion of the integration costs represented the salaries and benefits paid to legacy OneMain personnel during the integration period. Our recent acquisitions have been significantly smaller and we incurred minimal integration costs during the three months ended March 31, 2002.

  Acquisition-related costs

        Acquisition-related costs represent the amortization of intangible assets acquired in conjunction with the purchase of businesses as well as the purchase of customer lists from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.

        Acquisition-related costs decreased 33% from $53.3 million during the three months ended March 31, 2001 to $35.6 million during the three months ended March 31, 2002. Approximately $12.2 million of the decrease occurred as intangible assets acquired from Spry, Inc. in October 1998 and NETCOM in February 1999 became fully amortized in November 2001 and February 2002, respectively.

        The carrying value of intangible assets as of March 31, 2002 is as follows:

	Customer Base	Goodwill	Other	Total
	(in thousands)
Original cost	$305,166	$124,273	$11,500	$440,939
Less accumulated amortization	(147,941)	(51,004)	(5,111)	(204,056)

Intangibles, net	$157,225	$73,269	$6,389	$236,883

        We adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangibles" ("SFAS 142"), effective June 2001. In accordance with SFAS 142, we ceased recording the amortization of "indefinite life" intangibles as of January 1, 2002. The cost basis of indefinite life intangibles is as follows:

Balance at March 31, 2002
(in thousands)
Goodwill recorded in conjunction with the acquisition of OneMain	$114,760
Goodwill recorded in conjunction with the acquisition of CIDCO	9,513
Other	11,500

$135,773

        The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.2 million associated with the indefinite life intangibles listed above.

        Following is a summary of our acquisition-related costs during the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001	2002
	(In thousands)
Customer lists and other intangibles	$42,755	$35,613
Goodwill and other indefinate life intangible assets	10,522	—

Acquisition-related costs	$53,277	$35,613

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

  Interest income, net

        Net interest income decreased 61% from $9.6 million during the three months ended March 31, 2001 to $3.7 million during the three months ended March 31, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the cost of funding our operations, (ii) the purchase of subscriber bases from several companies and (iii) capital expenditures. Our weighted average investment yields have decreased from approximately 5.9% during the three months ended March 31, 2001 to approximately 2.9% during the three months ended March 31, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in the average balance of obligations under capital lease from $30.2 million during the three months ended March 31, 2001 to $11.6 million during the three months ended March 31, 2002.

Liquidity and Capital Resources

        Our operating activities used $16.8 million during the three months ended March 31, 2002. Our net loss of $54.6 million was the primary component of cash used in operating activities during the three months ended March 31, 2002. In addition, we used approximately $27.0 million to reduce accounts payable, accrued liabilities and deferred revenue. The use of cash was partially offset by significant non-cash expenses such as depreciation and amortization expenses of $64.8 million.

        Our investing activities provided cash of $8.6 million. We collected $66.0 million upon the maturity of marketable securities and used $37.6 million to purchase additional marketable securities. Capital equipment purchases were $12.5 million. Cash used in the purchase of subscriber bases from smaller ISPs was $6.1 million. We used $1.0 million to acquire the final 20% of Cidco.

        Our financing activities used cash of $3.2 million. This represented principal payments on capital lease agreements of $3.7 million, partially offset by the receipt of $504,000 in proceeds from the exercise of stock options.

        On March 31, 2002, we had approximately $412.6 million in cash and cash equivalents. In addition we held short-term and long-term investments in marketable securities worth $40.2 million and $101.4 million, respectively. The short-term investments in marketable securities mature within three to twelve months and the long-term investments in marketable securities mature in twelve to eighteen months. We believe our available cash and marketable securities are sufficient to meet our operating expenses and capital requirements for more than the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs and general economic developments. We may judiciously use a portion of our cash to acquire companies that bring specific products, service capabilities, marketing channels and subscriber bases that complement ours. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned, if revenues do not grow as anticipated, or if the company is not successful in reducing telecommunications and operating costs as planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of March 31, 2002, all of our cash equivalents mature in less than 3 months.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in Three Months or Less	Fair Value
	(In thousands)
Included in cash and cash equivalents	$406,857	$406,857
Weighted-average interest rates	2.89%

Item 6. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

          None

(b)
Reports on Form 8-K.

          None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date: May 15, 2002	/s/ Charles G. Betty Charles G. Betty, Chief Executive Officer
Date: May 15, 2002	/s/ Lee Adrean Lee Adrean, Executive Vice President—Finance and Administration and Chief Financial Officer (principal financial officer)
Date: May 15, 2002	/s/ D. Cary Smith D. Cary Smith, Vice President—Finance and Corporate Controller (chief accounting officer)

QuickLinks

EARTHLINK, INC. Quarterly Report on Form 10-Q For the Quarter Ended March 31, 2002
TABLE OF CONTENTS
PART I
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS