Form 10-Q
period 2002-06-30
EARTHLINK INC
filed 2002-08-14
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to                             .

Commission file number 001-15605

EARTHLINK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	58-2511877 (I.R.S. Employer Identification No)

1375 Peachtree St., Atlanta, Georgia 30309
(Address of principal executive offices, including zip code)

(404) 815-0770
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

(Former name, former address and former fiscal year, if changed since last report date)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 150,381,619 shares of Common Stock outstanding as of July 31, 2002.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2002

PART I

Item 1. Financial Statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$424,029	$381,246
Investments in marketable securities	131,052	113,651
Accounts receivable, net	40,624	40,354
Prepaid expenses	19,526	21,645
Other assets	23,819	11,045

Total current assets	639,050	567,941
Long-term investments in marketable securities	38,943	61,641
Other long-term assets	1,784	7,435
Property and equipment, net	235,988	201,528
Intangibles:
Customer base	570,389	303,785
Goodwill and other indefinite life intangibles	134,995	135,773

	705,384	439,558
Less accumulated amortization	(441,830)	(228,058)

Intangibles, net	263,554	211,500

	$1,179,319	$1,050,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,757	$55,114
Accrued payroll and related expenses	35,126	20,157
Other accounts payable and accrued liabilities	166,528	141,700
Current portion of capital lease obligations	11,674	6,051
Deferred revenue	64,757	62,509

Total current liabilities	325,842	285,531
Other long-term liabilities	677	318
Long-term portion of capital lease obligations	1,746	445

Total liabilities	328,265	286,294
Stockholders' equity:
Preferred stock	270	249
Common stock	1,480	1,503
Additional paid-in capital	1,917,052	1,930,796
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,068,971)	(1,170,020)

Total stockholders' equity	851,054	763,751

	$1,179,319	$1,050,045

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$244,090	$260,684	$486,133	$523,424
Broadband access	40,577	57,863	72,933	111,817
Web hosting	14,511	13,665	31,160	27,145
Content, commerce and advertising	4,595	3,247	8,485	6,483

Total revenues	303,773	335,459	598,711	668,869
Operating costs and expenses:
Telecommunications service and equipment costs	128,672	135,295	249,294	270,147
Sales incentives	19,558	9,481	40,111	27,155

Total cost of revenues	148,230	144,776	289,405	297,302
Sales and marketing	80,378	93,563	163,075	184,140
Operations and customer support	83,579	81,111	167,269	165,113
General and administrative	28,951	30,559	60,965	59,548
Acquisition-related costs	55,406	24,002	108,683	59,615
Write-off of intangible assets	—	—	11,252	—

Total operating costs and expenses	396,544	374,011	800,649	765,718

Loss from operations	(92,771)	(38,552)	(201,938)	(96,849)
Write-off of investments in other companies	(4,100)	—	(4,100)	—
Interest income, net	6,367	3,702	15,940	7,422

Net loss	(90,504)	(34,850)	(190,098)	(89,427)
Deductions for accretion dividends	(8,184)	(5,509)	(16,318)	(11,622)

Net loss attributable to common stockholders	$(98,688)	$(40,359)	$(206,416)	$(101,049)

Basic and diluted net loss per share	$(0.75)	$(0.27)	$(1.58)	$(0.68)

Weighted average common shares outstanding	131,147	150,226	130,866	149,327

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2002
	(Unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(190,098)	$(89,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,935	115,365
Write-off of investments in other companies	4,100	—
Write-off of intangible assets	11,252	—
Decrease in accounts receivable, net	8,202	270
Decrease in prepaid expenses and other assets	15,233	546
Decrease in accounts payable and accrued liabilities	(5,267)	(26,167)
Decrease in deferred revenue	(7,516)	(3,879)

Net cash used in operating activities	(159)	(3,292)
Cash flows from investing activities:
Purchases of property and equipment, net	(36,459)	(18,995)
Investments in marketable securities
Purchases	—	(94,005)
Maturities	—	88,708
Purchase of businesses and transaction costs	(31,165)	(1,135)
Purchases of subscriber lists	(2,000)	(7,894)

Net cash used in investing activities	(69,624)	(33,321)
Cash flows from financing activities:
Proceeds from sale-leaseback transactions	873	—
Principal payments under capital lease obligations	(9,433)	(6,953)
Proceeds from stock options and warrants exercised	4,123	783

Net cash used in financing activities	(4,437)	(6,170)

Net decrease in cash and cash equivalents	(74,220)	(42,783)
Cash and cash equivalents, beginning of period	674,746	424,029

Cash and cash equivalents, end of period	$600,526	$381,246

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$860	$1,341

Non-cash adjustments related to accretion dividends	$16,318	$11,622

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to its individual and business customers. EarthLink's primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through its "EarthLink Everywhere" initiative, the Company offers wireless Internet access through devices such as the RIM Blackberry, the Motorola T-900, the PocketPC 2002, and email appliances. The Company provides a broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

2. Basis of Presentation

        The condensed consolidated financial statements of EarthLink, Inc., which include the accounts of its wholly-owned subsidiaries, for the three and six month periods ended June 30, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2001 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2001 and 2002 and of cash flows for the six month periods ended June 30, 2001 and 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3. Recent Accounting Pronouncements

        The Company provides sales incentives such as free Internet access on a trial basis, cameras and other devices as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002, the Company adopted Issue No. 00-14 of the Financial Accounting Standards Board ("FASB")'s Emerging Issues Task Force, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. In accordance with the classification guidelines of EITF 00-14, sales incentives are now recorded as cost of revenues. Sales incentives for the three-month periods ended June 30, 2001 and 2002 were $19.6 million and $9.5 million, respectively, and $40.1 million and $27.2 million for the six-month periods ended June 30, 2001 and 2002, respectively. Comparative financial statements for the three and six month periods ended June 30, 2001 have been retroactively adjusted to reflect the reclassification of sales incentives from sales and marketing expenses to cost of revenues.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible

Assets", ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        The Company adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001 and SFAS 142 effective January 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To the extent an indication existed that the goodwill may be impaired, the Company was required to measure the impairment loss, if any. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations. The Company had approximately $79.7 million of unamortized goodwill and other indefinite life intangibles as of January 1, 2002, which were subject to the transition provisions of SFAS 142. The Company completed its transitional impairment assessment in the second quarter of 2002. The assessment indicated that there was no impairment. The Company will perform an impairment test annually or when events and circumstances indicate the indefinite life intangibles might be permanently impaired. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.3 million and $22.6 million associated with indefinite life intangibles that would otherwise have been recognized in the three and six month periods ended June 30, 2002, respectively.

        In August 2001, the FASB issued SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and should be applied prospectively. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement, and it does not have a material impact on its results of operations or financial position.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS 146 in January 2003. Management has not yet evaluated the potential effect of this statement on the Company's results of operations.

4. Net Loss per Share

        SFAS No. 128 requires a dual presentation of basic and diluted Earnings Per Share ("EPS"). Basic EPS represents the weighted average number of shares outstanding divided into net income (loss) attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of diluted EPS as such inclusion would have an anti-dilutive effect.

5. Strategic Alliances and Acquisitions

        In November 2000, the Company entered into an agreement with Time Warner Cable, a company whose networks pass 21 million homes and directly serve 12.9 million U.S. cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Late in the third quarter of 2001, the Company started providing services to subscribers via the Time Warner Cable network and entered several new markets during the fourth quarter. EarthLink continued to rollout its services in additional Time Warner Cable markets in 2002, and as of June 30, 2002, EarthLink's full package of high-speed Internet access, content, applications and functionality was available in all 39 Time Warner Cable markets, including the New York and Los Angeles markets.

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

        In February 2002, EarthLink completed its acquisition of Cidco by purchasing the remaining 20% of Cidco's stock for $1.0 million, making Cidco a wholly-owned subsidiary. The aggregate purchase price consisted of $6.9 million in cash and the assumption of $14.1 million in net liabilities. The related transaction charges were $369,000. Approximately $11.6 million of the $21.1 million purchase price was allocated to Cidco's approximately 123,000 subscribers. The excess of the purchase price over the estimated fair market value of net assets acquired was $9.5 million and was allocated to goodwill. The amount allocated to goodwill is subject to adjustment for up to one year from the date of acquisition.

        EarthLink's acquisition of Cidco included costs related to a formal plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in the operations and customer support, sales and marketing and general and administrative departments. As of June 30, 2002, EarthLink has paid approximately $2.0 million in conjunction with the termination of 47 of these positions. The remaining liabilities associated with the Cidco Plan include $46,000 related to employee termination benefits and $2.0 million related to the consolidation of facilities.

	Balance at December 31, 2001	Payments	Balance at June 30, 2002
	(in thousands)
Exit costs included in CIDCO purchase price
Severance costs	$2,043	$(1,997)	$46
Non-cancellable leases	2,000	—	2,000

	$4,043	$(1,997)	$2,046

        In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and PocketPC wireless handheld devices. The aggregate costs to acquire the OmniSky platform consisted of

$2.7 million in cash, the assumption of $2.7 million in liabilities and transaction charges of $785,000. In connection with the acquisition of the OmniSky platform, the Company recorded $5.1 million in software assets, $0.9 million in computer hardware, and $0.2 million in other assets. The transaction also included 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis.

        In June 2002, EarthLink agreed to acquire PeoplePC Inc. The transaction closed on July 31, 2002. PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page readily customizable for marketing partners. Pursuant to the agreement, EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, assumed approximately $18.6 million in operating liabilities, including transaction costs, and assumed approximately $28.0 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services along with a personal computer as part of a bundled package. The amounts of operating and deferred service liabilities assumed are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition.

        In July 2002, as a result of an agreement reached earlier in 2002, EarthLink launched cable high-speed access in Seattle over AT&T Broadband's network and expects to start service in their Boston market later this year.

  Pro forma disclosures of financial information

        The actual results of operations for Cidco have been included in the results of operations for EarthLink for the three and six month periods ended June 30, 2002. The unaudited pro forma condensed combined statements of operations table below combines the results of operations of EarthLink and Cidco for the three and six month periods ended June 30, 2001 as if the acquisition occurred on January 1, 2001. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Three months ended June 30, 2001	Six months ended June 30, 2001
	(unaudited) (in thousands, expect per share data)
Condensed combined statement of operations data:
Total revenues	$309,381	609,157
Net loss	(98,676)	(211,554)
Deductions for accretion dividends	(8,184)	(16,318)

Net loss attributable to common stockholders	$(106,860)	(227,872)

Basic and diluted net loss per share	$(0.81)	$(1.74)

Weighted average shares	131,147	130,866

6. Investments

        Short and long-term investments consist of debt securities classified as available-for-sale, and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A, and government agency notes. The Company had no realized gains or losses from the sale of investments for the three and six month periods ended June 30, 2002.

7. Acquisition-related costs

        Acquisition-related costs represent the amortization of intangible assets acquired in conjunction with the purchase of businesses, excluding acquired intangible assets, such as software, that are classified as property and equipment, as well as the amortization of customer lists acquired from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. The Company wrote off approximately $273.4 million in fully amortized intangible assets during the three months ended March 31, 2002.

        The carrying value of intangibles at June 30, 2002 is as follows:

	Customer Base	Goodwill and Other Indefinite Life Intangibles	Total
	(in thousands)
Original cost	$303,785	$135,773	$439,558
Less accumulated amortization	(171,943)	(56,115)	(228,058)

Intangibles, net	$131,842	$79,658	$211,500

        EarthLink adopted SFAS 142 effective January 1, 2002, and the impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.3 and $22.6 million for the three and six month periods ended June 30, 2002, respectively, associated with the indefinite life intangibles listed above, that would otherwise have been recognized in the periods.

        Following is a summary of EarthLink's acquisition-related costs during the three and six-month periods ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(in thousands)
Customer lists and other intangibles	$44,884	$24,002	$87,639	$59,615
Goodwill and other indefinite life intangibles	10,522	—	21,044	—

Acquisition-related costs	$55,406	$24,002	$108,683	$59,615

8. Conversion of Preferred Stock

        During March 2002, the holder of our Series A preferred stock converted approximately 2.1 million shares of Series A preferred stock into 2.0 million shares of common stock.

9. Deductions for Dividends on Convertible Preferred Stock

        Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $3.7 million and $7.8 million for the three and six month periods ended June 30, 2002, respectively, based on a 3% dividend and the accretion of a $1.8 million and $3.8 million dividend for the three and six month periods ended June 30, 2002, respectively, related to the beneficial conversion feature of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the rate at which the preferred stock becomes convertible.

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

Overview

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. Our primary service offerings are narrowband and broadband or high-speed Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative, we offer wireless Internet access through devices such as the RIM Blackberry, the Motorola T-900, the PocketPC 2002, and email appliances. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

        We focus on providing a high-quality user experience through simple, rapid and reliable access to the Internet, useful features such as email, and superior customer service and technical support. EarthLink had a total customer base of approximately 4.9 million subscribers at both June 30, 2001 and 2002. However, broadband subscribers accounted for a relatively larger portion of our subscriber base at June 30, 2002 compared to June 30, 2001. We have added subscribers through (i) strategic acquisitions, (ii) traditional marketing channels such as direct marketing, (iii) alliances with strategic partners and original equipment manufacturers, or OEMs, (iv) retail outlets, and (v) word of mouth and referral marketing.

        The recent additions to our subscriber base have come almost entirely from our broadband services. Our narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of an increase in our price for our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. EarthLink also increased prices at varying times during 2001 and 2002 for subscribers acquired during 2000 and 2001, and such increases were by somewhat greater amounts and were up to a monthly price of $21.95.

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband, including gaining access to a greater number of cable broadband systems over which EarthLink can offer its high speed Internet access; increasing the range of services offered, including new forms of access as well as value-added services; pursuing acquisitions to supplement the growth we achieve through traditional sales and marketing channels; and leveraging the scale of our large customer base and existing infrastructure to improve profitability.

Strategic Alliances and Recent Acquisitions

        In November 2000, the Company entered into an agreement with Time Warner Cable, a company whose networks pass 21 million homes and directly serve 12.9 million U.S. cable television subscribers,

for EarthLink to offer its broadband Internet services over Time Warner Cable systems. Late in the third quarter of 2001, the Company started providing services to subscribers via the Time Warner Cable network and entered several new markets during the fourth quarter. As of June 30, 2002, EarthLink's full package of high-speed Internet access, content, applications and functionality was available in all 39 markets served by Time Warner Cable, including the New York and Los Angeles markets.

        In June 1998, EarthLink entered into a strategic alliance with Sprint Corporation ("Sprint"), which included EarthLink being co-branded as Sprint's exclusive consumer Internet access provider. In February 2001, we renegotiated our arrangement with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. In 2002, our relationship with Sprint has generated approximately 10% of gross subscriber additions, and Sprint has provided EarthLink with gross subscriber additions in excess of the minimum commitment in the original arrangement. However, Sprint is free to pursue relationships with other Internet providers, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

        In December 2001, we acquired Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. The acquisition gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. Since our acquisition of Cidco in December 2001, we have provided Cidco's affordable, portable, and easy-to-use email appliances such as the MailStation® and related Internet services.

        In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and PocketPC wireless handheld devices. The aggregate costs to acquire the OmniSky platform consisted of $2.7 million in cash, the assumption of $2.7 million in liabilities and transaction charges of $785,000. In connection with the acquisition of the OmniSky platform, the Company recorded $5.1 million in software assets, $0.9 million in computer hardware, and $0.2 million in other assets. The transaction also included 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis.

        On July 31, 2002, EarthLink acquired PeoplePC Incorporated ("PeoplePC"). PeoplePC provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. As a result of the transaction, EarthLink acquired approximately 500,000 PeoplePC prepaid, bundled subscribers and approximately 56,000 value-priced, monthly billed subscribers. The PeoplePC business gives EarthLink the opportunity to create and market a value-priced access service and compete in the value segment of the Internet access market. EarthLink paid approximately $12.9 million cash for the outstanding shares of PeoplePC, assumed approximately $18.6 million in operating liabilities, including transaction costs, and assumed approximately $28.0 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services along with a personal computer as part of a bundled package. The amounts of operating and deferred service liabilities assumed are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition.

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

        In July 2002, as a result of an agreement reached earlier in 2002, EarthLink launched cable high-speed access in Seattle over AT&T Broadband's network and expects to start service in their Boston market later this year.

Key business areas:

        EarthLink derives substantially all revenues from services and related fees. Service and related fee revenue represented 98% or more of total revenue for all periods presented. The remaining revenue relates to sales of equipment and devices used by our subscribers to access our services. The Company continues to realize revenue in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged to customers for dial-up and wireless Internet access, certain usage and termination fees, and any associated equipment revenues for the Internet appliance and wireless access devices provided as part of the Company's "EarthLink Everywhere" initiative;

  •
  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, and dedicated circuit services, installation fees, termination fees and fees for equipment;

  •
  Web hosting revenues, which consist of fees charged for web services to companies and individuals wishing to have a web or e-Commerce presence; and

  •
  Content, commerce and advertising revenues, which represent (1) payments for placing links from our properties to third-party sites; (2) fees generated through revenue sharing arrangements with online partners who are accessed through our properties; (3) commissions received from partners for the sale of partners' services to EarthLink subscribers and (4) sales of banner and other online advertising. We also sell advertising and promotional space on our various online properties, such as the Personal Start Page™ and our email newsletter, eLink.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our statements of operations and the number of subscribers for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001	% of Revenue	2002	% of Revenue	2001	% of Revenue	2002	% of Revenue
	(in millions)
Revenues:
Narrowband access	$244.1	80	$260.7	78	$486.1	81	$523.4	78
Broadband access	40.6	13	57.9	17	72.9	12	111.8	17
Web hosting	14.5	5	13.7	4	31.2	5	27.2	4
Content, commerce and advertising	4.6	2	3.2	1	8.5	2	6.5	1

Total revenues	303.8	100	335.5	100	598.7	100	668.9	100
Operating costs and expenses:
Telecommunications service and equipment costs	128.7	42	135.3	40	249.3	42	270.1	40
Sales incentives	19.5	6	9.5	3	40.1	6	27.2	4

Total cost of revenues	148.2	48	144.8	43	289.4	48	297.3	44
Sales and marketing	80.4	26	93.6	28	163.1	27	184.1	27
Operations and customer support	83.6	28	81.1	24	167.3	28	165.1	25
General and administrative	29.0	10	30.6	9	61.0	10	59.6	9
Acquisition-related costs	55.4	18	24.0	7	108.6	19	59.6	9
Intangible asset write-off	—	—	—	—	11.2	2	—	—

Total operating costs and expenses	396.6	130	374.1	111	800.6	134	765.7	114

Loss from operations	(92.8)	(30)	(38.6)	(11)	(201.9)	(34)	(96.8)	(14)
Write-off of investments in other companies	(4.1)	(1)	—	—	(4.1)	(1)	—	—
Interest income, net	6.4	2	3.7	1	15.9	3	7.4	1

Net loss	(90.5)	(29)	(34.9)	(10)	(190.1)	(32)	(89.4)	(13)
Deductions for accretion dividends	(8.2)	(3)	(5.5)	(2)	(16.3)	(3)	(11.6)	(2)

Net loss attributable to common stockholders	$(98.7)	(32)	$(40.4)	(12)	$(206.4)	(35)	$(101.0)	(15)

	As of June 30,
	2001	2002
	(in thousands)
Number of subscribers:
Narrowband	4,370	4,082
Broadband	346	604
Web hosting	173	174

Total subscribers	4,889	4,860

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

  Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Narrowband access revenues also include monthly service fees and any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative. Narrowband revenues increased $16.6 million, or 7%, from $244.1 million during the three months ended June 30, 2001 to $260.7 million during the three months ended June 30, 2002. The increase in narrowband revenues was due to an increase in average monthly revenue per narrowband subscriber. The effect of the increase in average monthly revenue per narrowband subscriber was slightly offset by a decrease in the average number of subscribers during the three months ended June 30, 2002 as compared to the same period of 2001.

        Average monthly narrowband access revenue per subscriber was $18.70 and $21.05 during the three months ended June 30, 2001 and 2002, respectively. Average narrowband subscribers decreased 223,000, or 5%, from 4.4 million during the three months ended June 30, 2001 to 4.1 million during the three months ended June 30, 2002.

        The following is a summary of our narrowband subscriber activity for the three months ended June 30, 2001 and 2002:

	Three months ended June 30,
	2001	2002
	(in thousands)
Subscribers at beginning of the quarter	4,331	4,174
Gross organic additions	463	430
Acquired subscribers	116	9
Subscribers converted to broadband	(12)	(25)
Churn	(528)	(506)

Subscribers at end of quarter	4,370	4,082

        While the August 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth along with certain other factors. On June 30, 2002, we had 4.1 million narrowband subscribers, a decrease of 288,000 from June 30, 2001. This decrease resulted from (i) increased churn in the latter half of 2001 caused by the price increase to traditional EarthLink customers as well as the conversion of acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing and ongoing competitiveness of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs. The number of narrowband subscribers we are able to add may continue to decline and/or the cost of acquiring new subscribers through our own sales and marketing efforts may increase as the market continues to mature or if competition becomes more intense.

        Our results of operations are significantly affected by subscriber cancellations or "churn". Narrowband churn increased during the second half of 2001. Our quarterly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% during the four quarters of 2001. Our average monthly churn rate for narrowband decreased to 4.1% for the three months ended June 30, 2002. A return to churn at the levels incurred during the third and fourth quarters of 2001 could cause our narrowband business to shrink at an increased rate. While we expect certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, to have a diminished effect in 2002 and have implemented plans to address other potential causes of churn, insufficient time has passed to predict with certainty the effect of these programs or of other competitive factors that may effect future rates of customer churn.

  Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, and dedicated circuit services, installation fees, termination fees and fees for equipment. Broadband revenues increased $17.3 million, or 43%, from $40.6 million during the three months ended June 30, 2001 to $57.9 million during the same period in 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 317,000 during the three months ended June 30, 2001 to 578,000 during the three months ended June 30, 2002. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable, the introduction of EarthLink broadband service over the Time Warner Cable system, and continued significant EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per subscriber declined 20% from $42.71 per month during the three months ended June 30, 2001 to $33.98 per month during the three months ended June 30, 2002. The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and cable and wholesale broadband relationships and to introductory pricing offered to new retail broadband customers to stimulate increased sales.

        Our broadband business consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, receives all the revenue paid by the consumer for the service, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, has latitude in establishing price, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news, and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. We have wholesale relationships with Sprint, Charter Cable, and Time Warner Cable, which together represent approximately 262,000 subscribers of our broadband customer base. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. Our contract with Charter Cable is scheduled to expire in July of 2003. Our contract with Time Warner Cable extends through December 31, 2006. We cannot be certain of renewal or non-termination of our contracts with these channel partners.

        We continue to increase the value and the revenue potential of our broadband offering with our static IP address telecommuter service and our home networking products. During the three months ended June 30, 2002, we increased the number of customers utilizing one of these services by over 18 percent. Currently, more than 4 percent of our installed retail DSL and cable subscriber base uses one of these services.

  Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 6% from $14.5 million during the three months ended June 30, 2001 to $13.7 million during the three months ended June 30, 2002. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the three months ended June 30, 2002 as compared to the same period of 2001.

        Average monthly revenue per user declined 6% from $27.92 during the three months ended June 30, 2001 to $26.11 during the three months ended June 30, 2002. The decline in average monthly web hosting revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting subscribers increased slightly from 173,000 during the three months ended June 30, 2001 to 174,000 during the three months ended June 30, 2002.

  Content, commerce and advertising revenues

        Content, commerce and advertising revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. We earn these revenues by (i) placing links from our properties to third party sites; (ii) delivering traffic to our partners in the form of subscribers, page views, or e-commerce revenues; (iii) advertising our partners' products and services in our various on-line properties and electronic publications; and (iv) referring our customers to our partners' products and services. The principal component of our content, commerce, and advertising strategy is our partnership program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our subscribers. We also sell advertising and content space on our various online properties such as the Personal Start Page ™.

        Content, commerce and advertising revenues decreased $1.4 million, or 29%, from $4.6 million during the three months ended June 30, 2001 to $3.2 million during the three months ended June 30, 2002 due to a general decline in the market for Internet advertising and reduced fees earned per search from search services.

  Cost of revenues

        We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002, we adopted Issue No. 00-14 of the FASB's Emerging Issues Task Force ("EITF"), "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. In accordance with the classification guidelines of EITF 00-14, comparative financial statements for the three and six month periods ended June 30, 2001 have been reclassified.

        Sales incentives decreased 52% from $19.5 million during the three months ended June 30, 2001 to $9.5 million during the three months ended June 30, 2002. The decrease in sales incentives is attributable to a decline in broadband equipment prices, a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers, and a decline in the amount of free equipment provided to attract narrowband subscribers.

        Telecommunications service and equipment costs represent the Company's cost of revenues on a historical basis (prior to the adoption of EITF 00-14) and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Telecommunications service and equipment costs increased 5% from $128.7 million during the three months ended June 30, 2001 to $135.3 million during the three months ended June 30, 2002. Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 42.4% for the three months ended June 30, 2001 to 40.3% for the three months ended June 30, 2002.

        The increase in telecommunications service and equipment costs during the three months ended June 30, 2002 as compared to the same period of 2001 was due to a 1% increase in average subscribers combined with a 5% increase in average monthly telecommunications service and equipment cost per subscriber.

        Average monthly telecommunications service and equipment costs per subscriber increased due to the increasing portion of our business represented by broadband subscribers. Broadband access has both a higher price and a higher cost of revenue per subscriber than the Company average, as broadband is a more costly service to deliver. Broadband subscribers were 7% and 12% of total subscribers at June 30, 2001 and 2002, respectively.

        Prior to the inclusion of sales incentives, gross margins were 57.6% and 59.7% for the three months ended June 30, 2001 and 2002, respectively. Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive earnings before interest income and expense, income tax expense, and depreciation and amortization ("EBITDA"). Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for the broadband business to be profitable. We expect that opportunities to reduce telecom costs, particularly for narrowband services, by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to increase modestly from current levels. Margins for each of the narrowband and broadband product lines are expected to increase over the next several quarters, but the offsetting effects of the larger proportional share of broadband business will keep overall margin improvement to modest levels. Over time, it will be necessary to reduce broadband line charges from telecom and cable companies in order to achieve attractive margins in the broadband product line and to continue maintaining stable overall margins. Reducing line charges may be facilitated by gaining access to a larger number of cable systems over which EarthLink can offer its high speed Internet services, creating more wholesale competition between telecom and cable companies for EarthLink's high speed business.

        EarthLink purchases last mile broadband access from incumbent local exchange carriers ("ILECs"), a competitive local exchange carrier ("CLEC"), and cable providers. ILECs are required by current law to make last mile access available to ISPs like EarthLink on a non-discriminatory basis, although there are currently both regulatory and legislative proposals which could change this requirement. One of our cable providers (Time Warner Cable) was required to make last mile access available over their cable facilities as a condition of completing the merger between America Online and Time Warner. The CLEC and remaining cable provider have entered into business arrangements with EarthLink without any legislative or regulatory requirement to do so.

        The availability of and charges for last mile broadband access with most ILECs, with our principal CLEC, and with cable providers are governed by contracts with a range of one to four years remaining on current contract terms. One of our ILEC broadband providers sets availability and prices based on tariff rates, which are subject to change from time to time, rather than contract. The availability and/or pricing of last mile access with these providers at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. The Company's strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink's business between ILECs and cable providers in major markets. To do this, the Company is attempting to gain access to a larger number of cable systems over which EarthLink can offer its services, and to demonstrate EarthLink's ability to deliver meaningful volumes of customers to our DSL and cable providers by continuing to actively grow our retail broadband business.

        The telecommunications cost per subscriber have declined over time, particularly in our narrowband services. These declines have resulted from improvements in communications technology, the increasing scale of internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, has caused some telecommunications companies to experience financial difficulty.

EarthLink's prospects for maintaining or further improving narrowband gross margins could be negatively affected if one or more of EarthLink's key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink's principal providers for narrowband telecommunications services are WorldCom, Level 3, and Sprint, and our largest provider of broadband connectivity is Covad. We also do lesser amounts of business with a wide variety of local and regional providers.

  Sales and marketing

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) bounties paid to channel partners, (iv) sales personnel costs, and (v) promotional materials. Historically, sales and marketing expenses included sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. In accordance with the classification guidelines of EITF 00-14, the costs of sales incentives have been reclassified to cost of revenues. The following table indicates the effect of the reclassification on sales and marketing costs.

	Three Months Ended
	June 30, 2001	June 30, 2002
	(in thousands)
Sales and marketing—historical basis	$99,936	$103,044
Less: sales incentives	19,558	9,481

Sales and marketing under EITF 00-14	$80,378	$93,563

        Sales and marketing expenses after the adoption of EITF 00-14 increased 16% from $80.4 million during the three months ended June 30, 2001 to $93.6 million during the three months ended June 30, 2002. The increase was primarily due to increased sales and marketing expenses incurred during the three months ended June 30, 2002 associated with our core broadband and narrowband products, particularly the products acquired and developed as a result of the acquisitions of Cidco and the OmniSky platform in late 2001 and in early 2002, respectively. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn. As a percentage of revenues, sales and marketing increased from 26% to 28% of total revenues for the three months ended June 30, 2001 and 2002, respectively.

  Operations and customer support

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses decreased slightly from $83.6 million during the three months ended June 30, 2001 to $81.1 million during the three months ended June 30, 2002. The minor decrease in operations and customer support costs was a result of the Company's efforts to carefully manage operating costs in order to improve profitability.

  General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal, and human resource departments, outside professional services, payment processing, credit card fees, collections and bad debt. General and administrative expenses increased $1.6 million, or 6%, from $29.0 million during the three months ended June 30, 2001 to $30.6 million during the three months ended June 30, 2002. The increase is due to an increase in payment processing and bad debt expenses, which are largely variable to revenue, at a rate slightly lower than revenue growth; certain severance costs; and an increase in professional service fees.

  Acquisition-related costs

        Acquisition-related costs represent the amortization of intangible assets acquired in conjunction with the purchase of businesses as well as the purchase of customer lists from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Following is a summary of our acquisition-related costs during the three months ended June 30, 2001 and 2002:

	Three Months Ended June 30,
	2001	2002
	(in thousands)
Amortization of:
Customer lists and other intangibles	$44,884	$24,002
Goodwill and other indefinite life intangible assets	10,522	—

Acquisition-related costs	$55,406	$24,002

        Acquisition-related costs decreased 57% from $55.4 million during the three months ended June 30, 2001 to $24.0 million during the three months ended June 30, 2002. Acquisition-related costs declined $22.6 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related costs also decreased $10.5 million as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which required the Company to cease amortization of goodwill and other indefinite life intangibles on January 1, 2002. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $11.3 million in the three months ending June 30, 2002 associated with indefinite life intangibles that otherwise would have been recorded. These decreases were offset by the amortization of intangibles resulting from the acquisition of Cidco Incorporated in December, among other smaller subscriber acquisitions.

        The carrying value of intangible assets as of June 30, 2002 is as follows:

	Customer Base	Goodwill and Other Indefinite Life Intangibles	Total
	(in thousands)
Original cost	$303,785	$135,773	$439,558
Less accumulated amortization	(171,943)	(56,115)	(228,058)

Intangibles, net	$131,842	$79,658	$211,500

        The cost basis of goodwill and other indefinite life intangibles is as follows:

Balance at June 30, 2002
(in thousands)
Goodwill and other indefinite life intangibles associated with the acquisition of OneMain	$126,260
Goodwill associated with the acquisition of Cidco	9,513

$135,773

  Write-off of investments in other companies

        EarthLink made equity investments in several companies prior to June 30, 2001. During the three months ended June 30, 2001, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded a charge of $4.1 million during the three months ended June 30, 2001 to write investments down to their net realizable value. EarthLink did not consider a similar write-down necessary in the three months ended June 30, 2002. The current carrying value of investments in other companies at June 30, 2002 is $1.5 million.

  Interest income, net

        Net interest income decreased 42% from $6.4 million during the three months ended June 30, 2001 to $3.7 million during the three months ended June 30, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the cost of funding our operations, (ii) the purchase of subscriber bases from several companies, (iii) the acquisitions of Cidco and the OmniSky platform, and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 4.8% during the three months ended June 30, 2001 to approximately 2.9% during the three months ended June 30, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in the average balance of obligations under capital lease from $25.9 million during the three months ended June 30, 2001 to $10.0 million during the three months ended June 30, 2002.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

  Narrowband access revenues

        Narrowband revenues increased $37.3 million, or 8%, from $486.1 million during the six months ended June 30, 2001 to $523.4 million during the six months ended June 30, 2002. The increase in narrowband revenues was due to an increase in average monthly revenue per narrowband subscriber. The effect of the increase in average monthly revenue per narrowband subscriber was slightly offset by a decrease in the average number of subscribers during the six months ended June 30, 2002 as compared to the same period of 2001.

        Average monthly narrowband access revenue per subscriber was $18.69 and $20.98 during the six months ended June 30, 2001 and 2002, respectively. Average narrowband subscribers decreased 176,000, or 4%, from 4.3 million during the six months ended June 30, 2001 to 4.2 million during the six months ended June 30, 2002.

        The following is a summary of our narrowband subscriber activity for the six months ended June 30, 2001 and 2002:

	Six months ended June 30,
	2001	2002
	(in thousands)
Subscribers at January 1	4,306	4,203
Gross organic additions	956	875
Acquired subscribers	176	97
Subscribers converted to broadband	(28)	(38)
Churn	(1,040)	(1,055)

Subscribers at June 30	4,370	4,082

        While the August 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth, among certain other factors.

        Our results of operations are significantly affected by subscriber cancellations or "churn". Our average narrowband monthly churn rate increased from 4.0% for the six months ended June 30, 2001 to 4.3% for the six months ended June 30, 2002. The average narrowband monthly churn rate increased because of the continued impact of price increases and the conversion of narrowband subscribers to broadband. While we expect certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, to have a diminished effect in 2002 and have implemented plans to address other potential causes of churn, insufficient time has passed to predict with certainty the effect of these programs or of other competitive factors that may contribute to higher than historic rates of churn.

  Broadband access revenues

        Broadband revenues increased $38.9 million, or 53%, from $72.9 million during the six months ended June 30, 2001 to $111.8 million during the same period in 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 284,000 during the six months ended June 30, 2001 to 534,000 during the six months ended June 30, 2002. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable, the introduction of EarthLink broadband service over the Time Warner Cable system, and continued significant EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per broadband subscriber declined 19% from $42.80 during the six months ended June 30, 2001 to $34.88 during the six months ended June 30, 2002. The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and wholesale broadband relationships and to reduced introductory pricing offered to new retail broadband customers to stimulate increased sales. Growth in the period was fueled by our cable offering over the Time Warner Cable system and continued active marketing of our EarthLink retail DSL service.

        We continue to increase the value and the revenue potential of our broadband offering with our static IP address telecommuter service and our home networking products. During the six months ended June 30, 2002, we increased the number of customers utilizing one of these services by 74 percent.

  Web hosting revenues

        Web hosting revenues decreased 13% from $31.2 million during the six months ended June 30, 2001 to $27.2 million during the six months ended June 30, 2002. The decrease in web hosting revenues was due to a 13% decrease in average monthly revenue per subscriber, from $30.17 during the six months ended June 30, 2001 to $26.10 during the six months ended June 30, 2002. The decline in average monthly web hosting revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting subscribers increased slightly from 172,000 during the six months ended June 30, 2001 to 173,000 during the six months ended June 30, 2002.

  Content, commerce and advertising revenues

        Content, commerce and advertising revenues decreased $2.0 million, or 24%, from $8.5 million during the six months ended June 30, 2001 to $6.5 million during the six months ended June 30, 2002 due to a general decline in the market for Internet advertising and reduced fees earned per search from search services.

  Cost of revenues

        Sales incentives decreased 32% from $40.1 million during the six months ended June 30, 2001 to $27.2 million during the six months ended June 30, 2002. The decrease in sales incentives is attributable to a decline in broadband equipment prices, a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers, and a decline in the amount of free equipment provided to attract narrowband subscribers.

        Telecommunications service and equipment costs increased 8% from $249.3 million during the six months ended June 30, 2001 to $270.1 million during the six months ended June 30, 2002. Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 41.6% for the six months ended June 30, 2001 to 40.4% for the six months ended June 30, 2002.

        The increase in telecommunications service and equipment costs during the six months ended June 30, 2002 as compared to the same period of 2001 was due to a 2% increase in average subscribers combined with a 7% increase in average monthly telecommunications service and equipment cost per subscriber. Average monthly telecommunications and equipment cost per subscriber increased due to the increasing portion of our business represented by broadband subscribers.

        Prior to the inclusion of sales incentives, gross margins were 58.4% and 59.6% for the six months ended June 30, 2001 and 2002, respectively. Gross margins increased for the six months ended June 30, 2002 compared to the same period in 2001 because average monthly revenue per subscriber increased 10% while average cost of revenue per subscriber increased only 7% during the same period. Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average.

  Sales and marketing

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

	Six Months Ended
	June 30, 2001	June 30, 2002
	(in thousands)
Sales and marketing—historical basis	$203,186	$211,295
Less: sales incentives	40,111	27,155

Sales and marketing under EITF 00-14	$163,075	$184,140

        Sales and marketing expenses after the adoption of EITF 00-14 increased 13% from $163.1 million during the six months ended June 30, 2001 to $184.1 million during the six months ended June 30, 2002. The increase was primarily due to increased sales and marketing expenses incurred during the six months ended June 30, 2002 associated with our core broadband and narrowband products, particularly the products acquired and developed as a result of the acquisitions of Cidco and the OmniSky platform in late 2001 and in early 2002, respectively. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn. As a percentage of revenues, sales and marketing remained constant at 27% of total revenues for the six months ended June 30, 2001 and 2002.

  Operations and customer support

        Operations and customer support expenses decreased slightly from $167.3 million during the six months ended June 30, 2001 to $165.1 million during the six months ended June 30, 2002. The decrease in operations and customer support costs was a result of the Company's efforts to carefully manage operating costs in order to improve profitability.

  General and administrative

        General and administrative expenses decreased $1.4 million, or 2%, from $61.0 million during the six months ended June 30, 2001 to $59.6 million during the six months ended June 30, 2002. The decrease is due to a reduction in personnel and related overhead costs offset by higher payment processing and bad debt costs related to an increase in revenue and higher professional fees.

        The reduction in personnel and related overhead costs during the six months ended June 30, 2002 as compared to the same period of the prior year is due to the integration of OneMain during the first quarter of 2001. A substantial portion of the integration costs incurred in the first quarter of 2001 represented the salaries and benefits paid to legacy OneMain personnel and the overhead associated with the personnel during the integration period. Our recent acquisitions have been significantly smaller, and we incurred minimal integration costs during the six months ended June 30, 2002.

  Acquisition-related costs

        Following is a summary of our acquisition-related costs during the six months ended June 30, 2001 and 2002:

	Six Months Ended June 30,
	2001	2002
	(In thousands)
Amortization of:
Customer lists and other intangibles	$87,639	$59,615
Goodwill and other indefinite life intangible assets	21,044	—

	$108,683	$59,615

        Acquisition-related costs decreased 45% from $108.6 million during the six months ended June 30, 2001 to $59.6 million during the six months ended June 30, 2002. Acquisition-related costs declined $34.8 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related costs also decreased $21.0 million as a result of the Company's adoption of SFAS 142, which required the Company to cease amortization of goodwill and other indefinite life intangibles on January 1, 2002. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $22.6 million in the six months ending June 30, 2002 associated with indefinite life intangibles that otherwise would have been recorded. The decrease was offset by the amortization of intangibles resulting from the acquisition of Cidco Incorporated in December 2001and other smaller subscriber acquisitions.

  Intangible asset write-off

        In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint Corporation. Under the renegotiated arrangements, the Company's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, the Company recorded a non-cash charge of approximately $11.2 million to write off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

  Write-off of investments in other companies

        EarthLink made equity investments in several companies prior to June 30, 2001. During the six months ended June 30, 2001, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded a charge of $4.1 million during the three months ended June 30, 2001 to write investments down to their net realizable value. EarthLink did not consider a similar write-down necessary in the six months ended June 30, 2002.

  Interest income, net

        Net interest income decreased 53% from $15.9 million during the six months ended June 30, 2001 to $7.4 million during the six months ended June 30, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the cost of funding our operations, (ii) the purchase of subscriber bases from several companies, (iii) the acquisitions of Cidco and the OmniSky platform, and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 5.7% during the six months ended June 30, 2001 to approximately 2.9% during the six months ended June 30, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in the average balance of obligations under capital lease from $27.8 million during the six months ended June 30, 2001 to $10.0 million during the six months ended June 30, 2002.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and should be applied prospectively. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement, and it does not have a material impact on its results of operations or financial position.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS 146 in January 2003. Management has not yet evaluated the potential effect of this statement on the Company's results of operations.

Liquidity and Capital Resources

        Our operating activities used cash of $3.3 million during the six months ended June 30, 2002. Our net loss of $89.4 million was the primary component of cash used in operating activities during the six months ended June 30, 2002. In addition, we used approximately $26.2 million to reduce accounts payable and accrued liabilities. The use of cash was partially offset by significant non-cash expenses, such as depreciation and amortization expenses, of $115.4 million.

        Our investing activities used cash of $33.3 million. We collected $88.7 million upon the maturity of marketable securities and used $94.0 million to purchase additional marketable securities. Capital equipment purchases were $19.0 million. Cash used in the purchase of subscriber bases from smaller ISPs was $7.9 million. We used $1.1 million to acquire the final 20% of Cidco.

        Our financing activities used cash of $6.2 million. This represented principal payments on capital lease agreements of $7.0 million, partially offset by the receipt of $783,000 in proceeds from the exercise of stock options.

        On June 30, 2002, we had approximately $381.2 million in cash and cash equivalents. In addition we held short-term and long-term investments in marketable securities worth $113.7 million and $61.6 million, respectively. The short-term investments in marketable securities mature within three to twelve months and the long-term investments in marketable securities mature in twelve to eighteen months. We believe our available cash and marketable securities are sufficient to meet our operating expenses and capital requirements for more than the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs and general economic developments. We may judiciously use a portion of our cash to acquire companies that bring specific products, service capabilities, marketing channels and subscriber bases that complement ours. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned, if revenues do not grow as anticipated, or if the Company is not successful in reducing telecommunications and operating costs as planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of June 30, 2002, all of our cash equivalents mature in less than three months.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

As of June 30, 2002

	Cost	Estimated Fair Value
	($ in thousands)
Included in cash and cash equivalents	$200,865	$200,865
Weighted average interest rate	2.1%
Weighted average maturity (mos.)	0.4
Included in marketable securities-current	$113,651	$113,651
Weighted average interest rate	3.3%
Weighted average maturity (mos.)	5.6
Included in marketable securities-long-term	$61,641	$61,641
Weighted average interest rate	3.1%
Weighted average maturity (mos.)	14.4

PART II

Item 4. Submission of Matters to a Vote of Security Holders

        EarthLink held its annual meeting of stockholders for 2002 on May 23, 2002. The following summarizes the three proposals submitted for a vote of the stockholders at that meeting:

        Proposal 1. To elect Charles G. Betty and Sky D. Dayton to EarthLink's Board of Directors as Class III directors for a three-year term. In addition, the terms of the following directors continued after the annual meeting: Austin M. Beutner, Marce Fuller, Robert M. Kavner, Linwood A. Lacy, Jr., Michael S. McQuary, and Robert M. Metcalfe. Michael S. McQuary has since resigned as a member of the Board of Directors.

	Charles G. Betty	Sky D. Dayton
Votes "For"	129,051,577 shares	113,193,916 shares
Votes "Against"	0 shares	0 shares
Votes "Abstained"	6,973,593 shares	2,831,254 shares

        Proposal 2. To approve and adopt the Company's Employee Stock Purchase Plan and reserve shares of common stock for purchase thereunder.

Votes "For"—130,443,385 shares
Votes "Against"—3,404,021 shares
Votes "Abstained"—2,177,763 shares

        Proposal 3. To ratify the selection of Ernst & Young LLP as EarthLink's independent auditors for the fiscal year ending December 31, 2002.

Votes "For"—134,214,746 shares
Votes "Against"—1,663,066 shares
Votes "Abstained"—147,358 shares

        Proposals 1, 2 and 3 were approved by the EarthLink stockholders at the annual meeting.

Item 6. Exhibits And Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

2.1
Offer Agreement dated June 9, 2002, between EarthLink, Inc., EL Sub, Inc. and PeoplePC Inc. (incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K, filed on June 11, 2002).

10.1
Form of Indemnification Agreement entered into on August 14, 2002 between EarthLink, Inc. and Charles G. Betty, Chief Executive Officer of the Company, and Lee Adrean, Chief Financial Officer of the Company.

(b)
Reports on Form 8-K.

  EarthLink filed a Current Report on Form 8-K dated June 11, 2002 in which EarthLink reported under Item 5 that on June 9, 2002, EarthLink entered into an Offer Agreement with PeoplePC Inc. ("PeoplePC") to acquire the outstanding shares of PeoplePC. In connection with the Offer Agreement, certain PeoplePC shareholders holding approximately 84 percent of PeoplePC's outstanding shares of common stock entered into a Stockholder Agreement in which they agreed to tender their shares in the transaction. EarthLink attached the Offer Agreement, Stockholder Agreement, and press release announcing the agreements as exhibits.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date:	August 14, 2002	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer
Date:	August 14, 2002	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)
Date:	August 14, 2002	/s/ D. CARY SMITH D. Cary Smith, Vice President and Corporate Controller (principal accounting officer)

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Financial Statements
EARTHLINK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES