Form 10-Q
period 2002-09-30
EARTHLINK INC
filed 2002-11-14
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        There were 153,902,656 shares of Common Stock outstanding as of October 31, 2002.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2002

PART I

Item 1. Financial Statements

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
	(Audited)	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,719 at September 30, 2002	$424,029	$369,584
Investments in marketable securities	131,052	93,565
Accounts receivable, net	40,624	42,327
Prepaid expenses	19,526	24,322
Other assets	23,819	11,385

Total current assets	639,050	541,183
Long-term investments in marketable securities	38,943	58,543
Other long-term assets	1,784	10,438
Property and equipment, net	235,988	180,880
Intangibles:
Customer base	570,389	304,473
Goodwill and other indefinite life intangibles	134,995	175,910

	705,384	480,383
Less accumulated amortization	(441,830)	(237,845)

Intangibles, net	263,554	242,538

	$1,179,319	$1,033,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,757	$35,218
Accrued payroll and related expenses	35,126	23,826
Other accounts payable and accrued liabilities	166,528	155,601
Current portion of capital lease obligations	11,674	4,057
Deferred revenue	64,757	77,620

Total current liabilities	325,842	296,322
Deferred revenue, net of current portion	—	4,841
Long-term portion of capital lease obligations	1,746	75
Other long-term liabilities	677	318

Total liabilities	328,265	301,556
Stockholders' equity:
Preferred stock	270	198
Common stock	1,480	1,554
Additional paid-in capital	1,917,052	1,935,530
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,068,971)	(1,200,088)
Treasury stock	—	(6,391)

Total stockholders' equity	851,054	732,026

	$1,179,319	$1,033,582

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$254,301	$256,784	$740,434	$780,208
Broadband access	45,146	66,583	118,079	178,400
Web hosting	14,638	13,012	45,798	40,157
Content, commerce and advertising	4,927	4,319	13,412	10,802

Total revenues	319,012	340,698	917,723	1,009,567
Operating costs and expenses:
Telecommunications service and equipment costs	129,890	134,287	379,184	404,434
Sales incentives	13,551	8,220	53,662	35,375

Total cost of revenues	143,441	142,507	432,846	439,809
Sales and marketing	82,444	91,501	245,519	275,641
Operations and customer support	87,729	77,892	254,998	243,005
General and administrative	31,988	32,139	92,953	91,687
Acquisition-related amortization	54,367	25,054	163,050	84,669
Write-off of intangible assets	—	—	11,252	—

Total operating costs and expenses	399,969	369,093	1,200,618	1,134,811

Loss from operations	(80,957)	(28,395)	(282,895)	(125,244)
Write-off of investments in other companies	(1,800)	—	(5,900)	—
Interest income, net	5,738	2,696	21,678	10,118

Net loss	(77,019)	(25,699)	(267,117)	(115,126)
Deductions for accretion dividends	(7,376)	(4,369)	(23,694)	(15,991)

Net loss attributable to common stockholders	$(84,395)	$(30,068)	$(290,811)	$(131,117)

Basic and diluted net loss per share	$(0.62)	$(0.20)	$(2.20)	$(0.87)

Weighted average common shares outstanding	135,192	152,231	132,315	150,302

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(267,117)	$(115,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	246,435	166,163
Gain on sale of fixed assets	—	188
Write-off of investments in other companies	5,900	—
Write-off of intangible assets	11,252	—
Decrease in accounts receivable, net	774	1,015
Decrease (increase) in prepaid expenses and other assets	10,700	(1,632)
Increase (decrease) in accounts payable and accrued liabilities	23,017	(45,870)
Decrease in deferred revenue	(7,638)	(9,904)

Net cash provided by (used in) operating activities	23,323	(5,166)
Cash flows from investing activities:
Purchases of property and equipment, net	(48,793)	(23,811)
Proceeds from the sale of fixed assets	—	729
Investments in marketable securities
Purchases	—	(130,810)
Maturities	—	148,697
Investments in other companies	(2,000)	—
Purchase of businesses and transaction costs	—	(19,805)
Purchases of subscriber lists	(39,046)	(11,509)

Net cash used in investing activities	(89,839)	(36,509)
Cash flows from financing activities:
Proceeds from sale-leaseback transactions	873	—
Principal payments under capital lease obligations	(14,470)	(9,317)
Proceeds from stock options and warrants exercised	5,145	1,148
Purchases of treasury stock	—	(4,601)

Net cash used in financing activities	(8,452)	(12,770)

Net decrease in cash and cash equivalents	(74,968)	(54,445)
Cash and cash equivalents, beginning of period	674,746	424,029

Cash and cash equivalents, end of period	$599,778	$369,584

Supplemental non-cash Disclosures:
Common stock issued in conjunction with acquisition	$1,351	$1,341

Non-cash adjustments related to accretion dividends	$23,694	$15,991

The accompanying notes are an integral part of these financial statements

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to its individual and business customers. EarthLink's primary service offerings are narrowband and broadband Internet access, web hosting and advertising and e-commerce services. In addition, through its "EarthLink Everywhere" initiative, the Company offers wireless Internet access through devices such as the RIM Blackberry, the PocketPC 2002, and email appliances. The Company provides a broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

2.    Basis of Presentation

        The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine month periods ended September 30, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2001 contained in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at September 30, 2002 and the results of operations for the three and nine-month periods ended September 30, 2001 and 2002 and of cash flows for the nine month periods ended September 30, 2001 and 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.    Recent Accounting Pronouncements

        The Company provides sales incentives such as free Internet access on a trial basis, cameras and other devices as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002, the Company adopted Issue No. 00-14 of the Financial Accounting Standards Board ("FASB")'s Emerging Issues Task Force, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services. In accordance with the classification guidelines of EITF 00-14, sales incentives are now recorded as cost of revenues. Sales incentives for the three-month periods ended September 30, 2001 and 2002 were $13.6 million and $8.2 million, respectively, and $53.7 million and $35.4 million for the nine-month periods ended September 30, 2001 and 2002, respectively. Comparative financial statements for the three and nine-month periods ended September 30, 2001 have been retroactively adjusted to reflect the reclassification of sales incentives from sales and marketing expenses to cost of revenues.

        In July 2001, FASB issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        The Company adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001 and SFAS 142 effective January 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To the extent an indication existed that the goodwill may be impaired, the Company was required to measure the impairment loss, if any. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations. The Company had approximately $79.7 million of unamortized goodwill and other indefinite life intangibles as of January 1, 2002, which were subject to the transition provisions of SFAS 142. The Company completed its transitional impairment assessment in the second quarter of 2002. The assessment indicated that there was no impairment. The Company will perform an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangibles might be permanently impaired. Subsequent to September 30, 2002, the Company completed its impairment test which entailed comparing the aggregate market value of the Company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangibles. Based on this test, the Company does not believe its indefinite life intangible assets are impaired.

        The impact of the adoption of SFAS 142 in 2002 was to not recognize amortization expense of approximately $13.5 million and $36.2 million associated with indefinite life intangibles that would otherwise have been recognized in the three and nine-month periods ended September 30, 2002, respectively.

        In August 2001, the FASB issued SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and should be applied prospectively. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44, and 64, and makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Issue No. 94-3 of the Emerging Issues Task Force, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company plans to adopt SFAS 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

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

        EarthLink's acquisition of Cidco included costs related to a formal plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in the operations and customer support, sales and marketing and general and administrative departments. As of September 30, 2002, EarthLink had paid all severance amounts in conjunction with the termination of all 49 positions. The remaining liability associated with the Cidco Plan includes $1.9 million related to the consolidation of facilities.

	Balance at December 31, 2001	Payments	Balance at September 30, 2002
	(in thousands)
Exit costs included in CIDCO purchase price
Severance costs	$2,043	$(2,043)	$—
Non-cancellable leases	2,000	(133)	1,867

	$4,043	$(2,176)	$1,867

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

        In July 2002, EarthLink acquired PeoplePC Inc. ("PeoplePC"). PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page readily customizable for marketing partners. Pursuant to the agreement, EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and assumed approximately $26.0 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services along with a personal computer as part of a bundled package prior to the acquisition date. A summary of the assets acquired and liabilities assumed as a result of the acquisition of PeoplePC is as follows. The amounts of liabilities assumed and identifiable assets acquired are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition. Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

Cash paid	$12,900
Transaction costs	1,195

Total paid	14,095
Deferred service liability	25,977
Operating liabilities	21,521
European exit costs	2,211

Liabilities assumed	49,709
Total consideration	63,804
Cash acquired	2,444
Subscriber base	13,426
Other operating assets	7,801

Identifiable assets acquired	23,671

Goodwill	$40,133

        EarthLink's acquisition of PeoplePC included costs related to a formal plan to discontinue PeoplePC's European operations (the "PeoplePC Plan"), except for fulfilling PeoplePC's commitment to its European subscribers who purchased prepaid Internet access service prior to the acquisition date. The PeoplePC Plan called for the elimination of all PeoplePC positions in the European operations, customer support, sales and marketing and general and administrative departments. As of September 30, 2002, EarthLink had accrued approximately $2.2 million in conjunction with the PeoplePC Plan, including costs associated with the termination of all European positions, certain future lease costs, and various other costs associated with winding down and exiting the European operations. The above amounts are estimates and are subject to change for up to one year from the date of the acquisition. Through September 30, 2002, no amounts had been paid pursuant to the PeoplePC Plan.

        In March 2002, EarthLink entered into an agreement with AT&T Broadband under which EarthLink gained access to AT&T Broadband's cable network to offer high-speed Internet access services in the Seattle and Boston area markets. EarthLink launched high-speed service in Seattle and Boston over AT&T Broadband's network in July 2002 and October 2002, respectively.

        During September 2002, EarthLink announced a strategic alliance with GoAmerica, Inc., a leading wireless data solutions provider, to develop, market and support a comprehensive suite of enterprise and consumer wireless data services. The alliance expands and enhances EarthLink's wireless data products and services. In connection with the alliance, GoAmerica agreed to sell its cellular digital packet data (CDPD)-network subscribers and a segment of its Cingular and Motient network subscriber base to EarthLink. EarthLink will continue to offer these subscribers GoAmerica's wireless data services bundled with airtime, billing and customer support.

  Pro forma disclosures of financial information

        The actual results of operations for Cidco have been included in the results of operations for EarthLink for the three and nine-month periods ended September 30, 2002. The actual results of PeoplePC have been included in the results of operations for EarthLink since the date of acquisition, July 31, 2002. The unaudited pro forma condensed combined statements of operations table below combines the results of operations of EarthLink, PeoplePC, and Cidco for the three and nine month periods ended September 30, 2001 and 2002 as if the acquisitions occurred on January 1, 2001. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(unaudited)
	(in thousands, expect per share data)
Condensed combined statement of operations data:
Total revenues	$346,967	$347,379	$984,774	$1,064,025
Net loss	(100,388)	(32,648)	(390,519)	(134,133)
Deductions for accretion dividends	(7,376)	(4,369)	(23,694)	(15,991)

Net loss attributable to common stockholders	$(107,764)	(37,017)	$(414,213)	(150,124)

Basic and diluted net loss per share	$(0.80)	$(0.24)	$(3.13)	$(1.00)

Weighted average shares	135,192	152,231	132,315	150,302

6.    Investments

        Short and long-term investments consist of debt securities classified as available-for-sale, and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in

U.S. corporate notes, all of which have a minimum investment rating of A, and government agency notes. The Company had no realized gains or losses from the sale of investments for the three and nine-month periods ended September 30, 2002.

7.    Acquisition-related amortization

        Acquisition-related amortization represents the amortization of intangible assets acquired in conjunction with the purchase of businesses, excluding acquired intangible assets, such as software, that are classified as property and equipment, as well as the amortization of customer lists acquired from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. The Company wrote off approximately $273.4 million and $15.2 million in fully amortized intangible assets during the three months ended March 31, 2002 and September 30, 2002, respectively.

        The carrying value of intangibles at September 30, 2002 is as follows:

	Customer Base	Goodwill and Other Indefinite Life Intangibles	Total
	(in thousands)
Original cost	$304,473	$175,910	$480,383
Less accumulated amortization	(181,730)	(56,115)	(237,845)

Intangibles, net	$122,743	$119,795	$242,538

        EarthLink adopted SFAS 142 effective January 1, 2002, and the impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $13.5 and $36.2 million for the three and nine month periods ended September 30, 2002, respectively, associated with the indefinite life intangibles listed above, that would otherwise have been recognized in the periods.

        Following is a summary of EarthLink's acquisition-related amortization during the three and nine-month periods ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Customer lists and other intangibles	$43,845	$25,054	$131,484	$84,669
Goodwill and other indefinite life intangibles	10,522	—	31,566	—

Acquisition-related amortization	$54,367	$25,054	$163,050	$84,669

8.    Common Stock

  Shareholder Rights Plan

        On August 6, 2002, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). On August 6, 2002, in connection with the Rights Plan, the Board of Directors also declared a dividend of one right for each outstanding share of EarthLink's common stock for stockholders of record at the close of business on August 5, 2002.

        Each Right entitles the holder to purchase one one-thousandth (1/1,000) of a share (a "Unit") of EarthLink's newly created Series D Junior Preferred Stock at a price of $60.00 per Unit upon certain events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of EarthLink's then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the exercise price of the right, or effectively at one-half of EarthLink's then-current stock price. The rights are redeemable under certain circumstances at $0.01 per right and will expire, unless earlier redeemed, on August 6, 2012.

  Share Repurchase Program

        On August 6, 2002, the Board of Directors approved a share repurchase program (the "Repurchase Program") and authorized an initial repurchase of up to $25 million of the Company's common stock. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. As of September 30, 2002, the Company had repurchased 1.2 million shares of its common stock for an aggregate purchase price of $6.4 million, which has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of September 30, 2002. The Company executed approximately $1.8 million in repurchases prior to September 30, 2002 that were settled in October 2002, such amount is included in other accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002.

9.    Conversion of Preferred Stock

        During March 2002, the holder of our Series A preferred stock converted approximately 2.1 million shares of Series A preferred stock into 2.0 million shares of common stock.

        During August 2002, the holder of our Series A preferred stock converted approximately 5.1 million shares of Series A preferred stock into 5.0 million shares of common stock.

10.  Deductions for Dividends on Convertible Preferred Stock

  Accretion Dividends

        Dividends on Series A and B convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $2.6 million and $10.4 million for the three and nine month periods ended September 30, 2002, respectively, based on a 3% annual dividend on the liquidation value of the preferred stock and the accretion of a $1.8 million and $5.6 million dividend for the three and nine month periods ended September 30, 2002, respectively, related to the beneficial conversion feature of the Series A and Series B convertible preferred stock in accordance with Emerging Issues Task Force Topic No. 98-5 based upon the price per share at which the preferred stock was issued.

  Preferred Stock Dividends

        The outstanding preferred stock currently accrues dividends at an annual rate of 3%, compounded quarterly. The dividends are payable to the holder of our preferred stock by increasing the liquidation value per share of the preferred stock. The increase in the liquidation value per share results in an increase in the conversion ratio of the preferred stock, such that in June 2003 each share of preferred stock will be convertible into one share of common stock. Subsequent to June 2003, the denominator in the conversion ratio begins to increase at an annual rate of 6%. The effect of the increase will be a decline in the conversion ratio of the preferred stock. However, beginning in June 2003, the outstanding shares of preferred stock accrue dividends at an annual rate of 3%, payable in cash, of the liquidation value per share, which is approximately $0.56 per share per annum. Based on the number of preferred shares outstanding at September 30, 2002, a quarterly cash dividend of $2.8 million will be payable to the holder of our preferred stock beginning in September 2003, and a quarterly cash dividend of $2.8 million will continue to be payable on a quarterly basis thereafter if the number of shares of preferred stock outstanding at September 30, 2002 remains outstanding beyond September 2003.

11.  Subsequent Event

        On October 30, 2002, the Company announced that it will close its Phoenix call center facility as a result of an opportunity to consolidate operations and reduce overall costs. EarthLink expects to record facility exit costs related to the closure of approximately $4.0 million in the fourth quarter. These costs include approximately $2.5 million for certain employee, real estate, and other cash transaction costs, and approximately $1.5 million in non-cash asset write-downs. The closure impacts approximately 250 employees.

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

Overview

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business customers. Our primary service offerings are narrowband and broadband or high-speed Internet access, web hosting and advertising and e-commerce services. In addition, through our "EarthLink Everywhere" initiative, we offer wireless Internet access through devices such as the RIM Blackberry, the PocketPC 2002, and email appliances. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence, or POPs, a nationwide broadband footprint and wireless technologies.

        We focus on providing a high-quality user experience through simple, rapid and reliable access to the Internet, useful features such as email, and superior customer service and technical support. EarthLink had a total customer base of approximately 4.8 million subscribers at both September 30, 2001 and 2002. However, broadband subscribers accounted for a relatively larger portion of our subscriber base at September 30, 2002 compared to September 30, 2001. We have added subscribers through (i) strategic acquisitions, (ii) traditional marketing channels such as direct marketing, (iii) alliances with strategic partners and original equipment manufacturers, or OEMs, (iv) retail outlets, and (v) word of mouth and referral marketing.

        While our overall subscriber base has been approximately flat over the last year, the mix of customers has shifted more toward broadband services, reflecting the growth of this segment of the Internet access market and EarthLink's expanding broadband offerings, and toward non-traditional narrowband services, as a result of the acquisitions of Cidco Incorporated ("Cidco") (email appliance service) and PeoplePC Inc. ("PeoplePC") (a value-priced narrowband service). Our traditional, premium-priced narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of an increase in our price for our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. EarthLink also increased prices at varying times during 2001 and 2002 for subscribers acquired during 2000 and 2001, and such increases were by somewhat greater amounts and were up to a monthly price of $21.95.

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

        In June 1998, EarthLink entered into a strategic alliance with Sprint Corporation ("Sprint"), which included EarthLink being co-branded as Sprint's exclusive consumer Internet access provider. In February 2001, we renegotiated our arrangement with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. In 2002, our relationship with Sprint has generated in excess of 10% of the Company's total gross organic subscriber additions, and Sprint has provided EarthLink with gross subscriber additions in excess of the minimum commitment in the original arrangement. However, Sprint is free to pursue relationships with other Internet providers, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

        In December 2001, we acquired Cidco, a developer, distributor and provider of email appliances and related services. The acquisition gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers, and those seeking alternate ways to access email and personalized Internet content within their homes. Since our acquisition of Cidco in December 2001, we have provided Cidco's affordable, portable, and easy-to-use email appliances such as the MailStation and related Internet services.

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

        On July 31, 2002, EarthLink acquired PeoplePC. PeoplePC provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty ("Membership Package"). As a result of the transaction, EarthLink acquired approximately 500,000 PeoplePC prepaid, bundled subscribers ("Membership Customers") and approximately 55,000 value-priced, monthly billed subscribers. The PeoplePC business gives EarthLink the opportunity to create and market a value-priced access service and compete in the value segment of the Internet access market. EarthLink paid approximately $12.9 million cash for the outstanding shares of PeoplePC and assumed approximately $26.0 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services along with a personal computer as part of a bundled package. The deferred service liability and other liabilities assumed and the identifiable assets acquired are based on preliminary estimates and are subject to adjustment for up to one year from the date of acquisition. Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

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

        In March 2002, EarthLink entered into an agreement with AT&T Broadband under which EarthLink gained access to AT&T Broadband's cable network to offer high-speed Internet access services in the Seattle and Boston area markets. EarthLink launched high-speed service in Seattle and Boston over AT&T Broadband's network in July 2002 and October 2002, respectively.

Key business areas:

        EarthLink derives substantially all revenues from services and related fees, and such revenues represented 97.5% or more of total revenue for all periods presented. The remaining revenue relates to sales of equipment and devices used by our subscribers to access our services. The Company continues to realize revenue in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged to customers for dial-up and wireless Internet access, certain usage and termination fees, equipment revenues derived from the sale of personal computers bundled with Internet access, and any associated equipment revenues for Internet appliance and wireless access devices provided as part of the Company's "EarthLink Everywhere" initiative;

  •
  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, and dedicated circuit services, installation fees, termination fees and fees for equipment;

  •
  Web hosting revenues, which consist of fees charged for web services to companies and individuals for whom we host a web or e-Commerce presence; and

  •
  Content, commerce and advertising revenues, which represent (1) payments for placing links from our properties to third-party sites; (2) fees generated through revenue sharing arrangements with online partners who are accessed through our properties; (3) commissions received from partners for the sale of partners' services to EarthLink subscribers and (4) sales of banner and other online advertising. We also sell advertising and promotional space on our various online properties, such as the Personal Start Page and our email newsletter, eLink.

  Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	% of Revenue	2002	% of Revenue	2001	% of Revenue	2002	% of Revenue
	($ in millions)
Revenues:
Narrowband access	$254.3	80	$256.8	75	$740.4	81	$780.2	77
Broadband access	45.2	14	66.6	20	118.1	13	178.4	18
Web hosting	14.6	5	13.0	4	45.8	5	40.2	4
Content, commerce and advertising	4.9	1	4.3	1	13.4	1	10.8	1

Total revenues	319.0	100	340.7	100	917.7	100	1,009.6	100
Operating costs and expenses:
Telecommunications service and equipment costs	129.9	41	134.3	39	379.2	41	404.4	40
Sales incentives	13.6	4	8.2	3	53.7	6	35.4	4

Total cost of revenues	143.5	45	142.5	42	432.9	47	439.8	44
Sales and marketing	82.4	26	91.5	27	245.5	27	275.6	27
Operations and customer support	87.7	27	77.9	23	255.0	28	243.0	24
General and administrative	32.0	10	32.1	9	93.0	10	91.7	9
Acquisition-related amortization	54.4	17	25.1	7	163.0	18	84.7	8
Intangible asset write-off	—	—	—	—	11.2	1	—	—

Total operating costs and expenses	400.0	125	369.1	108	1,200.6	131	1,134.8	112

Loss from operations	(81.0)	(25)	(28.4)	(8)	(282.9)	(31)	(125.2)	(12)
Write-off of investments in other companies	(1.8)	(1)	—	—	(5.9)	—	—	—
Interest income, net	5.8	2	2.7	—	21.7	2	10.1	1

Net loss	(77.0)	(24)	(25.7)	(8)	(267.1)	(29)	(115.1)	(11)
Deductions for accretion dividends	(7.4)	(2)	(4.4)	(1)	(23.7)	(3)	(16.0)	(2)

Net loss attributable to common stockholders	$(84.4)	(26)	$(30.1)	(9)	$(290.8)	(32)	$(131.1)	(13)

        The following table sets forth subscriber activity for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Subscribers at beginning of period	4,889	4,860	4,690	4,843
Gross organic additions	518	428	1,659	1,486
Acquired subscribers	97	62	273	161
Churn	(731)	(520)	(1,849)	(1,660)

Subscribers at end of period	4,773	4,830	4,773	4,830

        The subscriber amounts above and in subsequent tables do not include the approximately 500,000 Membership Customers that purchased a Membership Package prior to the date of EarthLink's acquisition of PeoplePC. EarthLink has excluded these Membership Customers because they are non-paying customers. They generally prepaid for service for periods of up to four years prior to the date of the acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and the Company reduces the liability and records non-cash revenue as it delivers services to these Membership Customers. Such reduction is intended to offset the cost of delivering the services. The reduction in the deferred service liability and the amount of associated revenue recorded in the three months ended September 30, 2002 was $3.7 million.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

  Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. In addition, narrowband access revenues include monthly service fees and any associated equipment revenues for the Internet appliance and wireless access services provided as part of the Company's "EarthLink Everywhere" initiative and revenues derived from the sale of personal computers. Narrowband revenues increased $2.5 million, or 1%, from $254.3 million during the three months ended September 30, 2001 to $256.8 million during the three months ended September 30, 2002. The increase in narrowband revenues was due to an increase in average monthly revenue per narrowband subscriber. The effect of the increase in average monthly revenue per narrowband subscriber was largely offset by a decrease in the average number of subscribers during the three months ended September 30, 2002 as compared to the same period of 2001.

        Average monthly narrowband access revenue per subscriber was $19.77 and $21.20 during the three months ended September 30, 2001 and 2002, respectively. Excluding the impact of the aforementioned 500,000 Membership Customers and the delivery of services pursuant to their contracts, average monthly revenue per subscriber was $20.89 for the three months ended September 30, 2002. Average narrowband subscribers decreased 245,000, or 6%, from 4.3 million during the three months ended September 30, 2001 to 4.0 million during the three months ended September 30, 2002.

        The following is a summary of our narrowband subscriber activity for the three months ended September 30, 2002:

	Three months ended September 30,
	2001	2002
Subscribers at beginning of quarter	4,370	4,082
Gross organic additions	432	329
Acquired subscribers	97	56
Subscribers converted to broadband	(18)	(26)
Churn	(686)	(465)

Subscribers at end of quarter	4,195	3,976

        In July 2001, EarthLink increased the price of its unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. While the 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth, among certain other factors. On September 30, 2002, we had 4.0 million narrowband subscribers, a decrease of 219,000 from September 30, 2001. This decrease resulted from (i) increased churn in the latter half of 2001 caused by the price increase to traditional EarthLink customers as well as the conversion of acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing and ongoing competitiveness of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs. The number of narrowband subscribers we are able to add may continue to decline and/or the cost of acquiring new subscribers through our own sales and marketing efforts may increase as the market continues to mature or if competition becomes more intense.

        Our results of operations are significantly affected by subscriber cancellations, or "churn". Narrowband churn increased during the second half of 2001. Our quarterly monthly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% during the four quarters of 2001. Our average monthly churn rate for narrowband decreased to 4.1% for the three months ended September 30, 2002. A return to churn at the levels incurred during the third and fourth quarters of 2001 could cause our narrowband business to shrink at an increased rate. Certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, have had a diminished effect in 2002, and we have implemented plans to address other potential causes of churn. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base. In addition, competitive factors outside our control may also adversely affect future rates of customer churn.

  Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, and dedicated circuit services, installation fees, termination fees and fees for equipment. Broadband revenues increased $21.4 million, or 47%, from $45.2 million during the three months ended September 30, 2001 to $66.6 million during the same period in 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 387,000 during the three months ended September 30, 2001 to 642,000 during the three months ended September 30, 2002. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable, the introduction of EarthLink broadband service over the Time Warner Cable system, and continued significant EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per subscriber declined 11% from $38.91 per month during the three months ended September 30, 2001 to $34.55 per month during the three months ended September 30, 2002. The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and cable and wholesale broadband relationships and to introductory pricing offered to new retail broadband customers to stimulate increased sales.

        The following is a summary of our broadband subscriber activity for the three months ended September 30, 2002:

	Three months ended September 30,
	2001	2002
Subscribers at beginning of quarter	346	604
Gross organic additions	68	84
Acquired subscribers	—	6
Subscribers converted to broadband	18	26
Churn	(26)	(39)

Subscribers at end of quarter	406	681

        Our broadband business consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, receives all the revenue paid by the consumer for the service, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, has latitude in establishing price, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news, and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue. We have wholesale relationships with Sprint, Charter Cable, and Time Warner Cable, which together represent approximately 298,000 subscribers of our broadband customer base. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. Our contract with Charter Cable is scheduled to expire in July of 2003. Our contract with Time Warner Cable extends through December 31, 2006, and our AT&T Broadband contract extends through July 2005. We cannot be certain of renewal or non-termination of our contracts with these channel partners.

        We continue to increase the value and the revenue potential of our broadband offering with our static IP address telecommuter service and our home networking products. During the three months ended September 30, 2002, we increased the number of customers utilizing one of these services by 22%. Currently, more than 4% of our installed retail DSL and cable subscriber base uses one of these services.

  Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 11% from $14.6 million during the three months ended September 30, 2001 to $13.0 million during the three months ended September 30, 2002. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the three months ended September 30, 2002 as compared to the same period of 2001.

        Average monthly revenue per user declined 12% from $28.48 during the three months ended September 30, 2001 to $25.00 during the three months ended September 30, 2002. The decline in average monthly web hosting revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting subscribers were 173,000 for both the three months ended September 30, 2001 and the three months ended September 30, 2002.

  Content, commerce and advertising revenues

        Content, commerce and advertising revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers, and content providers. We earn these revenues by (i) placing links from our properties to third party sites; (ii) delivering traffic to our partners in the form of subscribers, page views, or e-commerce revenues; (iii) advertising our partners' products and services in our various on-line properties and electronic publications; and (iv) referring our customers to our partners' products and services. The principal component of our content, commerce, and advertising strategy is our partnership program, through which we offer and sell promotional packages that provide advertisers, retailers, and content providers with access to the multiple points of contact we have with our subscribers. We also sell advertising and content space on our various online properties such as the Personal Start Page.

        Content, commerce and advertising revenues decreased $0.6 million, or 12%, from $4.9 million during the three months ended September 30, 2001 to $4.3 million during the three months ended September 30, 2002 due to a general decline in the market for Internet advertising and reduced fees earned per search from search services.

  Cost of revenues

        We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002, we adopted Issue No. 00-14 of the FASB's Emerging Issues Task Force ("EITF"), "Accounting for Certain Sales Incentives" ("EITF 00-14"). This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products and services, and requires sales incentives to be classified as cost of revenues in the statements of operations. In accordance with the classification guidelines of EITF 00-14, comparative financial statements for the three and nine month periods ended September 30, 2001 have been reclassified to reflect sales incentives as a component of cost of revenues.

        Sales incentives decreased 40% from $13.6 million during the three months ended September 30, 2001 to $8.2 million during the three months ended September 30, 2002. The decrease in sales incentives is attributable to a decline in broadband equipment prices, a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers, and a decline in the amount of free equipment provided to attract narrowband subscribers.

        Telecommunications service and equipment costs represent the Company's cost of revenues on a historical basis (prior to the adoption of EITF 00-14) and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs increased 3% from $129.9 million during the three months ended September 30, 2001 to $134.3 million during the three months ended September 30, 2002. Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 40.7% for the three months ended September 30, 2001 to 39.4% for the three months ended September 30, 2002.

        The increase in telecommunications service and equipment costs during the three months ended September 30, 2002 as compared to the same period of 2001 was due to a slight increase in average subscribers combined with a 3% increase in average monthly telecommunications service and equipment cost per subscriber.

        Average monthly telecommunications service and equipment costs per subscriber increased due to the increasing portion of our business represented by broadband subscribers. Broadband access has both a higher price and a higher cost of revenue per subscriber than the Company average, as broadband is a more costly service to deliver. Broadband subscribers were 9% and 14% of total subscribers at September 30, 2001 and 2002, respectively.

        Prior to the inclusion of sales incentives, gross margins were 59.3% and 60.6% for the three months ended September 30, 2001 and 2002, respectively. Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive earnings before interest income and expense, income tax expense, and depreciation and amortization ("EBITDA"). Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for the broadband business to be profitable. We expect that opportunities to reduce telecom costs, particularly for narrowband services, by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to increase modestly from current levels. Margins for each of the narrowband and broadband product lines are expected to increase over the next several quarters, but the offsetting effects of the larger proportional share of broadband business will keep overall margin improvement to modest levels. Over time, it will be necessary to reduce broadband line charges from telecom and cable companies in order to achieve attractive margins in the broadband product line and to continue maintaining stable overall margins. Reducing line charges may be facilitated by gaining access to a larger number of cable systems over which EarthLink can offer its high speed Internet services, creating more wholesale competition between telecom and cable companies for EarthLink's high speed business.

        EarthLink purchases last mile broadband access from incumbent local exchange carriers ("ILECs"); Covad Communications Group, Inc. ("Covad"), a competitive local exchange carrier ("CLEC"); and cable providers. ILECs are required by current law to make last mile access available to ISPs like EarthLink on a non-discriminatory basis, although there are currently both regulatory and legislative proposals which could change this requirement. One of our cable providers (Time Warner Cable) was required to make last mile access available over its cable facilities as a condition of completing the merger between America Online and Time Warner. The CLEC and the Company's other cable providers have entered into business arrangements with EarthLink without any legislative or regulatory requirement to do so.

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

        In May 2002, the United States Court of Appeals vacated and remanded the Federal Communications Commission's ("FCC") decision, which gives competitive carriers such as Covad the ability to purchase line-shared services from the ILECs. In September 2002, the Court granted the request of Covad and other parties to stay the effective date of this decision until January 2, 2003. Covad believes that it has an ongoing right to line-sharing under its contractual agreements with the ILECs, subject to change-in-law provisions. If Covad cannot continue to purchase line-shared services, or if the ILECs substantially increase the cost of such services, this could materially adversely affect EarthLink's business.

        The FCC is also in the process of reviewing the list of unbundled network elements (UNEs). If the ILECs either increase the cost of obtaining transmission facilities or deny Covad access entirely, this could materially adversely affect EarthLink's business.

        The telecommunications cost per subscriber has declined over time, particularly in our narrowband services. The decline has resulted from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, has caused some telecommunications companies to experience financial difficulty. EarthLink's prospects for maintaining or further improving narrowband gross margins could be negatively affected if one or more of EarthLink's key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink's principal providers for narrowband telecommunications services are WorldCom, Level 3, and Sprint, and our largest provider of broadband connectivity is Covad. We also do lesser amounts of business with a wide variety of local and regional providers.

  Sales and marketing

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) bounties paid to channel partners, (iv) sales personnel costs, and (v) promotional materials. Historically, sales and marketing expenses included sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. In accordance with the classification guidelines of EITF 00-14, the costs of sales incentives are included in cost of revenues.

        Sales and marketing expenses increased 11% from $82.4 million during the three months ended September 30, 2001 to $91.5 million during the three months ended September 30, 2002. The increase was primarily due to increased sales and marketing expenses incurred during the three months ended September 30, 2002 associated with the products acquired and developed as a result of the Company's "EarthLink Everywhere" initiative. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn. During the three months ended September 30, 2002, we used more incentive pricing programs to attract broadband customers in lieu of general marketing efforts. As a percentage of revenues, sales and marketing increased from 26% to 27% of total revenues for the three months ended September 30, 2001 and 2002, respectively.

  Operations and customer support

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses decreased from $87.7 million during the three months ended September 30, 2001 to $77.9 million during the three months ended September 30, 2002. The decrease in operations and customer support costs was a result of the Company's efforts to carefully manage operating costs, particularly customer support costs, in order to improve profitability.

  General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal, and human resource departments, outside professional services, payment processing, credit card fees, collections and bad debt. General and administrative expenses increased $0.1 million from $32.0 million during the three months ended September 30, 2001 to $32.1 million during the three months ended September 30, 2002. The slight increase is due to an increase in payment processing and bad debt expenses, which are largely variable to revenue, and an increase in professional fees offset by a decline in occupancy and tax expenses.

  Acquisition-related amortization

        Acquisition-related amortization represents the amortization of intangible assets acquired in conjunction with the purchase of businesses as well as the purchase of customer bases from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Following is a summary of our acquisition-related amortization during the three months ended September 30, 2001 and 2002:

	Three Months Ended September 30,
	2001	2002
	(in thousands)
Amortization of:
Customer lists and other intangibles	$43,845	$25,054
Goodwill and other indefinite life intangible assets	10,522	—

Acquisition-related amortization	$54,367	$25,054

        Acquisition-related amortization decreased 54% from $54.4 million during the three months ended September 30, 2001 to $25.1 million during the three months ended September 30, 2002. Acquisition-related amortization declined $22.8 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related amortization also decreased $10.5 million as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which required the Company to cease amortization of goodwill and other indefinite life intangibles on January 1, 2002. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $13.5 million in the three months ending September 30, 2002 associated with indefinite life intangibles that otherwise would have been recorded. These decreases were offset by the amortization of intangibles resulting from the acquisitions of Cidco and PeoplePC in December 2001 and July 2002, respectively, and other smaller subscriber acquisitions.

        The carrying value of intangible assets as of September 30, 2002 is as follows:

	Customer Base	Goodwill and Other Indefinite Life Intangibles	Total
	(in thousands)
Original cost	$304,473	$175,910	$480,383
Less accumulated amortization	(181,730)	(56,115)	(237,845)

Intangibles, net	$122,743	$119,795	$242,538

        The cost basis of goodwill and other indefinite life intangibles is as follows:

Balance at September 30, 2002
(in thousands)
Goodwill and other indefinite life intangibles associated with the acquisition of OneMain	$126,260
Goodwill associated with the acquisition of Cidco	9,513
Goodwill associated with the acquisition of PeoplePC	40,137

$175,910

  Write-off of investments in other companies

        EarthLink made equity investments in several companies prior to September 30, 2001. During the three months ended September 30, 2001, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded a charge of $1.8 million during the three months ended September 30, 2001 to write investments down to their estimated net realizable value. EarthLink did not consider a similar write-down necessary in the three months ended September 30, 2002. The current carrying value of investments in other companies at September 30, 2002 is $1.5 million.

  Interest income, net

        Net interest income decreased 53% from $5.8 million during the three months ended September 30, 2001 to $2.7 million during the three months ended September 30, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the cost of funding our operations, (ii) the purchase of subscriber bases from several companies, (iii) the acquisitions of Cidco, the OmniSky platform, and PeoplePC and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 4.1% during the three months ended September 30, 2001 to approximately 2.4% during the three months ended September 30, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in interest expense attributable to a decrease in the average balance of obligations under capital lease from $20.9 million during the three months ended September 30, 2001 to $5.3 million during the three months ended September 30, 2002.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

  Narrowband access revenues

        Narrowband revenues increased $39.8 million, or 5%, from $740.4 million during the nine months ended September 30, 2001 to $780.2 million during the nine months ended September 30, 2002. The increase in narrowband revenues was due to an increase in average monthly revenue per narrowband subscriber. The effect of the increase in average monthly revenue per narrowband subscriber was partially offset by a decrease in the average number of subscribers during the nine months ended September 30, 2002 as compared to the same period of 2001.

        Average monthly narrowband access revenue per subscriber was $19.08 and $21.05 during the nine months ended September 30, 2001 and 2002, respectively. Average narrowband subscribers decreased 199,000, or 5%, from 4.3 million during the nine months ended September 30, 2001 to 4.1 million during the nine months ended September 30, 2002.

        The following is a summary of narrowband subscriber activity for the nine months ended September 30, 2002:

	Nine months ended September 30,
	2001	2002
Subscribers at beginning of period	4,306	4,203
Gross organic additions	1,388	1,204
Acquired subscribers	273	153
Subscribers converted to broadband	(46)	(64)
Churn	(1,726)	(1,520)

Subscribers at end of period	4,195	3,976

        The 2001 price increase had a positive impact on revenues, but it negatively impacted EarthLink's narrowband subscriber growth, among certain other factors.

        Our results of operations are significantly affected by subscriber cancellations or "churn". Our average narrowband monthly churn rate decreased from 4.5% for the nine months ended September 30, 2001 to 4.3% for the nine months ended September 30, 2002. The average narrowband monthly churn rate decreased because of price increases implemented in the third quarter of 2001 which resulted in increased churn during that period. Certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, have had a diminished effect in 2002, and we have implemented plans to address other potential causes of churn. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

  Broadband access revenues

        Broadband revenues increased $60.3 million, or 51%, from $118.1 million during the nine months ended September 30, 2001 to $178.4 million during the same period in 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 325,000 during the nine months ended September 30, 2001 to 570,000 during the nine months ended September 30, 2002. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable, the introduction of EarthLink broadband service over the Time Warner Cable system, and continued significant EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per broadband subscriber declined 14% from $40.38 during the nine months ended September 30, 2001 to $34.81 during the nine months ended September 30, 2002. The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and wholesale broadband relationships and to introductory pricing offered to new retail broadband customers to stimulate increased sales. Growth in the period was fueled by our cable offering over the Time Warner Cable system and continued active marketing of our EarthLink retail DSL service.

        The following is a summary of our broadband subscriber activity for the nine months ended September 30, 2002:

	Nine months ended September 30,
	2001	2002
Subscribers at beginning of period	215	471
Gross organic additions	206	228
Acquired subscribers	—	7
Subscribers converted to broadband	46	64
Churn	(61)	(89)

Subscribers at end of period	406	681

        We continue to increase the value and the revenue potential of our broadband offering with our static IP address telecommuter service and our home networking products. During the nine months ended September 30, 2002, we increased the number of customers utilizing one of these services by 112%.

  Web hosting revenues

        Web hosting revenues decreased 12% from $45.8 million during the nine months ended September 30, 2001 to $40.2 million during the nine months ended September 30, 2002. The decrease in web hosting revenues was due to a 13% decrease in average monthly revenue per subscriber, from $29.46 during the nine months ended September 30, 2001 to $25.73 during the nine months ended September 30, 2002. The decline in average monthly web hosting revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting subscribers increased slightly from 172,000 during the nine months ended September 30, 2001 to 173,000 during the nine months ended September 30, 2002.

  Content, commerce and advertising revenues

        Content, commerce and advertising revenues decreased $2.6 million, or 19%, from $13.4 million during the nine months ended September 30, 2001 to $10.8 million during the nine months ended September 30, 2002 due to a general decline in the market for Internet advertising and reduced fees earned per search from search services.

  Cost of revenues

        Sales incentives decreased 34% from $53.7 million during the nine months ended September 30, 2001 to $35.4 million during the nine months ended September 30, 2002. The decrease in sales incentives is attributable to a decline in broadband equipment prices, a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers, and a decline in the amount of free equipment provided to attract narrowband subscribers.

        Telecommunications service and equipment costs increased 7% from $379.2 million during the nine months ended September 30, 2001 to $404.4 million during the nine months ended September 30, 2002. Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 41.3% for the nine months ended September 30, 2001 to 40.1% for the nine months ended September 30, 2002.

        The increase in telecommunications service and equipment costs during the nine months ended September 30, 2002 as compared to the same period of 2001 was due to a 1% increase in average subscribers combined with a 5% increase in average monthly telecommunications service and equipment cost per subscriber. Average monthly telecommunications and equipment cost per subscriber increased due to the increasing portion of our business represented by broadband subscribers.

        Prior to the inclusion of sales incentives, gross margins were 58.7% and 59.9% for the nine months ended September 30, 2001 and 2002, respectively. Gross margins increased for the nine months ended September 30, 2002 compared to the same period in 2001 because average monthly revenue per subscriber increased 9% while average monthly cost of revenue per subscriber increased only 5% during the same period. Gross margins on narrowband, web hosting, and advertising, content and commerce revenues all exceed the Company average, while gross margins on our broadband business are well below the Company average.

  Sales and marketing

        Historically, sales and marketing expenses included sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. In accordance with the classification guidelines of EITF 00-14, the costs of sales incentives are included in cost of revenues.

        Sales and marketing expenses increased 12% from $245.5 million during the nine months ended September 30, 2001 to $275.6 million during the nine months ended September 30, 2002. The increase was primarily due to increased sales and marketing expenses incurred during the nine months ended September 30, 2002 associated with the products acquired and developed as a result of the Company's "EarthLink Everywhere" initiative. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn. During the nine months ended September 30, 2002, we used more incentive pricing programs to attract broadband customers in lieu of general marketing efforts. As a percentage of revenues, sales and marketing remained constant at 27% of total revenues for the nine months ended September 30, 2001 and 2002.

  Operations and customer support

        Operations and customer support expenses decreased slightly from $255.0 million during the nine months ended September 30, 2001 to $243.0 million during the nine months ended September 30, 2002. The decrease in operations and customer support costs was a result of the Company's efforts to carefully manage operating costs, particularly customer support costs, in order to improve profitability.

  General and administrative

        General and administrative expenses decreased $1.3 million, or 1%, from $93.0 million during the nine months ended September 30, 2001 to $91.7 million during the nine months ended September 30, 2002. The decrease is due to a reduction in personnel, occupancy, and tax expenses offset by higher professional fees and higher payment processing and bad debt costs, which are largely variable to revenue.

        The reduction in personnel and related overhead costs during the nine months ended September 30, 2002 as compared to the same period of the prior year is due to the integration of OneMain during the first quarter of 2001. A substantial portion of the integration costs incurred in the first quarter of 2001 represented the salaries and benefits paid to legacy OneMain personnel and the overhead associated with the personnel during the integration period. Our recent acquisitions have been significantly smaller, and we incurred minimal integration costs during the nine months ended September 30, 2002.

  Acquisition-related amortization

        Following is a summary of our acquisition-related amortization during the nine months ended September 30, 2001 and 2002:

	Nine Months Ended September 30,
	2001	2002
	(in thousands)
Amortization of:
Customer lists and other intangibles	$131,484	$84,669
Goodwill and other indefinite life intangible assets	31,566	—

Acquisition-related amortization	$163,050	$84,669

        Acquisition-related amortization decreased 48% from $163.0 million during the nine months ended September 30, 2001 to $84.7 million during the nine months ended September 30, 2002. Acquisition-related amortization declined $57.6 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related amortization also decreased $31.6 million as a result of the Company's adoption of SFAS 142, which required the Company to cease amortization of goodwill and other indefinite life intangibles on January 1, 2002. The impact of the adoption of SFAS 142 was to eliminate amortization expense of approximately $36.1 million in the nine months ended September 30, 2002 associated with indefinite life intangibles that otherwise would have been recorded. The decrease was offset by the amortization of intangibles resulting from the acquisitions of Cidco and PeoplePC in December 2001 and July 2002, respectively, and other smaller subscriber acquisitions.

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

  Write-off of investments in other companies

        EarthLink made equity investments in several companies prior to September 30, 2001. During the nine months ended September 30, 2001, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded a charge of $4.1 million during the three months ended June 30, 2001 and $1.8 million during the three months ended September 30, 2001 to write investments down to their net realizable value. EarthLink did not consider a similar write-down necessary in the nine months ended September 30, 2002.

  Interest income, net

        Net interest income decreased 53% from $21.7 million during the nine months ended September 30, 2001 to $10.1 million during the nine months ended September 30, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the cost of funding our operations, (ii) the purchase of subscriber bases from several companies, (iii) the acquisitions of Cidco, the OmniSky platform, and PeoplePC and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 5.1% during the nine months ended September 30, 2001 to approximately 2.7% during the nine months ended September 30, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in interest expense attributable to a decrease in the average balance of obligations under capital lease from $25.2 million during the nine months ended September 30, 2001 to $8.8 million during the nine months ended September 30, 2002.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and should be applied prospectively. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44, and 64, and makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS 146 in January 2003. Management believes the adoption of this statement will not have a material effect on the Company's future results of operations.

Liquidity and Capital Resources

        Our operating activities used cash of $5.2 million during the nine months ended September 30, 2002. Our net loss of $115.1 million was the primary component of cash used in operating activities during the nine months ended September 30, 2002. In addition, we used approximately $45.9 million to reduce accounts payable and accrued liabilities, and $9.9 million was used as a result of a decrease in deferred revenue. The use of cash was largely offset by significant non-cash expenses, such as depreciation and amortization expenses, of $166.2 million.

        Our investing activities used cash of $36.5 million. We collected $148.7 million upon the maturity of marketable securities and used $130.8 million to purchase additional marketable securities. Capital equipment purchases were $23.8 million. Cash used in the purchase of subscriber bases from smaller ISPs was $11.5 million. We used cash of $19.8 million to purchase PeoplePC, which includes approximately $7.0 million related to the payment of acquisition-related and aged liabilities assumed in the transaction, and $1.1 million to acquire the final 20% of Cidco.

        Our financing activities used cash of $12.8 million. This represented principal payments on capital lease agreements of $9.3 million, partially offset by the receipt of $1.1 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan. Additionally, we used $4.6 million to purchase 836,000 shares of EarthLink common stock, and as of September 30, 2002, we had committed to purchase an additional 326,000 shares of EarthLink common stock for $1.8 million.

        On September 30, 2002, we had approximately $369.6 million in cash and cash equivalents. In addition we held short-term and long-term investments in marketable securities worth $93.6 million and $58.5 million, respectively. The short-term investments in marketable securities mature within three to twelve months and the long-term investments in marketable securities mature in twelve to eighteen months. We believe our available cash and marketable securities are sufficient to meet our operating expenses and capital requirements for at least the next 12 months. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs and general economic developments. We may use a portion of our cash to acquire companies that bring specific products, service capabilities, marketing channels and subscriber bases that complement ours. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

  Preferred Stock Dividends

        The outstanding preferred stock currently accrues dividends at an annual rate of 3%, compounded quarterly. The dividends are payable to the holder of our preferred stock by increasing the liquidation value per share of the preferred stock. The increase in the liquidation value per share results in an increase in the conversion ratio of the preferred stock, such that in June 2003, each share of preferred stock will be convertible into one share of common stock. Subsequent to June 2003, the denominator in the conversion ratio begins to increase at an annual rate of 6%. The effect of the increase will be a decline in the conversion ratio of the preferred stock. However, the outstanding shares of preferred stock accrue dividends at an annual rate of 3%, payable in cash, of the liquidation value per share, which is approximately $0.56 per share per annum. Based on the number of preferred shares outstanding at September 30, 2002, a quarterly cash dividend of $2.8 million will be payable to the holder of our preferred stock beginning in September 2003, and a quarterly cash dividend of $2.8 million will continue to be payable on a quarterly basis thereafter if the number of shares of preferred stock outstanding at September 30, 2002 remains outstanding beyond September 2003.

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

        Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. These risks include, without limitation, (1) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (2) that our service offerings may fail to be competitive with existing and new competitors; (3) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (4) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (5) that declining levels of economic activity, increasing maturity of the market for internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (6) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (7) that service interruptions could harm our business; (8) that we are not profitable and may never achieve profitability or positive cash flow; (9) that our third party network providers may be unwilling or unable to provide Internet access; (10) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to the Company on a wholesale basis at all or on terms or at prices that allow the Company to grow and be profitable in the broadband market; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that our new initiatives such as "EarthLink Everywhere" may not be as successful as management anticipates; (13) that government regulations could force us to change our business practices; (14) that our stock price may fluctuate significantly regardless of EarthLink's actual operating performance; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink's other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of September 30, 2002, all of our cash equivalents mature in less than three months.

        The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of

September 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Cost	Estimated Fair Value
	($ in thousands)
Included in cash and cash equivalents	$230,156	$230,156
Weighted average interest rate	2.0%
Weighted average maturity (mos.)	0.6
Included in marketable securities-current	$93,565	$93,565
Weighted average interest rate	3.2%
Weighted average maturity (mos.)	8.0
Included in marketable securities-long-term	$58,543	$58,543
Weighted average interest rate	3.0%
Weighted average maturity (mos.)	14.1

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

        There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

Part II

Item 2. Changes in Securities and Use of Proceeds.

        On August 6, 2002,EarthLink entered into a Rights Agreement in connection with a Shareholder Rights Plan (the "Rights Plan"), pursuant to which the Company created a new Series D Junior Preferred Stock, $.01 par value per share (the "Series D Preferred Stock"). The Rights issued to EarthLink stockholders under the Rights Plan via dividend are initially exercisable upon certain events into 1/1,000th of a share of Series D Preferred Stock, as set forth in the Rights Agreement. The Series D Preferred Stock is junior to other series of EarthLink's preferred stock and other than a liquidation preference senior to the common stock, is generally equivalent in rank with EarthLink's common stock. As of the date of this report, there are no shares o f Series D Preferred Stock outstanding. The establishment of the Rights Plan was previously reported by EarthLink on a Form 8-K Current Report filed on August 6, 2002.

Item 6. Exhibits And Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

4.1
Rights Agreement, dated as of August 6, 2002 between EarthLink, Inc. and American Stock Transfer & Trust (incorporated by reference to Exhibit 4.1 of EarthLink's Current Report on Form 8-K, filed August 6, 2002).

(b)
Reports on Form 8-K.

(i)
EarthLink filed a Current Report on Form 8-K dated July 31, 2002 in which EarthLink reported under Items 2 and 7 that on July 31, 2002, EarthLink accepted for purchase all of the shares of common stock of PeoplePC Inc. which were properly tendered at a purchase price of $.0221 per share in cash.

(ii)
EarthLink filed a Current Report on Form 8-K dated August 6, 2002 in which EarthLink reported under Items 5 and 7 that its Board of Directors had approved a Shareholder Rights Plan and a Share Repurchase Program.

(iii)
EarthLink filed a Current Report on Form 8-K dated August 14, 2002 in which EarthLink reported under Items 7 and 9 that it had filed its 10-Q for the quarterly period ended June 30, 2002 accompanied by the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In addition, EarthLink reported that it had delivered to the Securities and Exchange Commission the sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date: November 14, 2002	By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer

Date: November 14, 2002	By:	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)

Date: November 14, 2002	By:	/s/ D. CARY SMITH D. Cary Smith, Vice President Corporate Controller (chief accounting officer)

CERTIFICATIONS

CERTIFICATION OF CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles G. Betty, the Chief Executive Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of EarthLink, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    (a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ CHARLES G. BETTY Charles G. Betty Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lee Adrean, the Chief Financial Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of EarthLink, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    (a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ LEE ADREAN Lee Adrean Chief Financial Officer

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
EARTHLINK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
Part II
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES
CERTIFICATIONS