Form 10-K
period 2002-12-31
EARTHLINK INC
filed 2003-03-31
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 001-15605

EARTHLINK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	58-2511877 (I.R.S. Employer Identification No.)

1375 Peachtree St., Atlanta, Georgia 30309
(Address of Principal Executive Offices, Including Zip Code)

(404) 815-0770
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 28, 2002 was $931,986,546.

        As of February 28, 2003, 152,398,509 shares of common stock were outstanding.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or about April 7, 2003 and to be used in connection with the Annual Meeting of Stockholders expected to be held on May 27, 2003 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. EarthLink, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under "Safe Harbor Statement" in Item 7.

PART I

Item 1. Business

Overview

        EarthLink, Inc. ("EarthLink," "we," "us" or "our") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to its individual and business customers. EarthLink was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises, Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. The combination of EarthLink Network and MindSpring resulted in one of the largest ISPs in the U.S.

        We provide a variety of Internet access and related services, including narrowband access, wireless access, broadband or high speed access, and web hosting. We focus on providing a high-quality user experience for our users through reliable access, superior customer service and support, and useful features like email, web storage, spam filtering and Pop-Up BlockerSM. Our customer base grew from approximately 4.8 million paying customers on December 31, 2001 to approximately 5.0 million paying customers on December 31, 2002. We have grown our customer base organically through traditional marketing channels such as direct marketing; alliances with strategic partners and original equipment manufacturers (OEMs); retail outlets; and word of mouth and referral marketing. We have also grown our customer base through acquisitions of businesses, including the purchases of OneMain.com, Inc. ("OneMain"), Cidco Incorporated ("Cidco"), and PeoplePC Inc. ("PeoplePC") in September 2000, December 2001, and July 2002, respectively, and the acquisitions of customer bases.

        Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Our Business Strategy

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband; increasing the range of services offered, including new forms of access, value-added services, and a differentiated service offering targeting the value segment; leveraging the scale of our customer base and existing infrastructure to improve profitability; and pursuing acquisitions to supplement growth achieved through traditional sales and marketing channels.

Continue to emphasize customer service, fostering increased customer loyalty and lower churn

        We continue to focus significant resources on attracting and retaining subscribers by providing them with fast and reliable access to the Internet through a variety of platforms and services. By providing a service that is easy to install and use, in addition to offering high-quality customer service and technical support, we intend to continue to achieve high levels of customer satisfaction. In addition, we provide a customizable personal start page that lets subscribers create their own launch point to the Internet. As a result, subscribers can search, organize, shop and communicate—via email, chat or Instant Messaging—all from one convenient location. Historically, we have received recognition for our focus on providing fast and reliable access to the Internet, including "Best in Service" and quality awards from industry publications including MacHome, PC World.Com and Mobile Computing. In 2002, EarthLink received additional recognition for its customer satisfaction from market research firms and industry publications.

Aggressively grow our broadband business

        EarthLink provides broadband Internet access services in markets throughout the U.S., and as of December 31, 2002, we had approximately 779,000 broadband subscribers. We focus on offering our customers a choice of technologies through which they can gain high-speed access to the Internet. We have established a national broadband footprint via multiple wholesale vendors, enabling us to deploy Digital Subscriber Line ("DSL"), cable, fixed wireless and/or satellite broadband solutions in multiple markets throughout the U.S. We believe that our ability to leverage our existing narrowband subscriber base by migrating those subscribers to our broadband service offering is a key competitive advantage and will enable us to grow our broadband subscriber base.

Increase the range of services offered

        We are focused on deploying products and services that enhance customers' Internet experiences as well as extending Internet access beyond the personal computer. During 2002, we launched a number of applications and services designed to enhance customers' Internet experiences, including Pop-Up Blocker, TotalAccess® 2003, email-by-phone, and digital music and photography services. We also launched mobile wireless Internet access services over a variety of new devices. In addition, we continued to expand and improve our DSL service targeted at SOHO (small office/home office) customers. We selected Google™ as our preferred search partner to provide the most relevant, up-to-date search results for our customers. We intend to create additional revenue opportunities from value-added products and services, including expanding the availability of home networking services; offering special security or privacy services, entertainment-related Internet products and services, and a suite of communication products; increasing the functionality of our broadband and narrowband services by adding features related to voice services; and expanding the wireless service offerings.

Targeting the value segment

        With PeoplePC, we acquired a platform that will allow us to participate in the growing value segment, where price is a significant factor in the buying decision. Continued declines in telecommunications costs have allowed companies to begin offering Internet access services with limited functionality and support services at comparatively lower prices. We will begin aggressively marketing this lower-priced, differentiated service in the first half of 2003, and we believe that the value-priced offering will enable us to grow our narrowband subscriber base.

Leverage the scale of our large customer base and existing infrastructure

        We focus on leveraging our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing the network to increase its efficiency. We will continue to manage operating expenses and attempt to increase them more slowly than revenues, leveraging our infrastructure as we grow our customer base and revenues. Finally, we will remain focused on improving our marketing effectiveness and utilizing the most cost effective channels.

        Consistent with these efforts, in January 2003, we announced a comprehensive plan designed to streamline our call center facilities and reduce overall costs while maintaining our commitment to providing award winning customer service. The comprehensive plan entails the closure of certain technical support and customer service facilities and the transition of inquiries previously handled by personnel at these facilities to our remaining call centers and existing outsourced call center providers.

Pursue selected acquisitions

        Over the past two years, we have acquired two businesses and purchased selected assets of another company, all of which expand our service offerings. In December 2001, we acquired Cidco, a developer, distributor and provider of email appliances and related services. The acquisition provides additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers and those seeking alternate ways to access email and personalized Internet content within their homes.

        In January 2002, we acquired the key assets of OmniSky Corporation ("OmniSky"), a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform and its award-winning wireless data service allows us to offer wireless Internet access services on selected handheld devices.

        In July 2002, we acquired PeoplePC, a provider of value-priced Internet access using a cost-efficient technology platform. PeoplePC also offers a customizable service for corporations, associations and other distribution opportunities. PeoplePC's product capabilities complement our existing offerings and provide us a technical and service platform to provide a compelling service to the value segment of the ISP market.

        We have acquired and continue to acquire customer bases from other telecommunications and Internet service providers. Excluding the subscribers acquired as a result of the OmniSky, Cidco and PeoplePC transactions, we acquired approximately 305,000 and 232,000 subscribers during the years ended December 31, 2001 and 2002, respectively. We have historically acquired narrowband subscribers, and we will continue to pursue selected customer base acquisitions across all service offerings, including narrowband, broadband and web hosting. However, the opportunities to acquire narrowband subscribers may be limited due to the decreasing number of providers in the dial-up access market with meaningful subscriber bases that are attractive acquisition targets.

Key Business Areas

        We continue to pursue four key business areas:

Narrowband access

        Narrowband access revenues consist of monthly fees charged to customers for dial-up and wireless Internet access; installation fees; early termination fees; equipment revenues associated with selling personal computers, handheld devices and other Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. We had approximately 4.0 million narrowband customers at December 31, 2002. Narrowband revenues were $1,037.8 million for the year ended December 31, 2002, which represented 76% of total revenues for the year.

Broadband access

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite, fixed wireless and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and proceeds from the sale of modems and consumer premise equipment to our subscribers. We expect broadband access to be the primary driver for future revenue growth as we continue to expand our broadband service offerings throughout our national footprint and across a wide variety of access methods. During the year ended December 31, 2002, we added 308,000 net new broadband subscribers to end the year at 779,000 broadband subscribers.

        We will continue our effort to expand the area in which we provide broadband services using each technology (cable, DSL, satellite and wireless) so most of our dial-up customers will have the option to upgrade to an EarthLink broadband service rather than use a competing provider. During the years ended December 31, 2001 and 2002, approximately 62,000 and 98,000 of our dial-up customers, respectively, upgraded to an EarthLink broadband service offering. For the year ended December 31, 2002, broadband access revenues were $250.6 million, or 19% of total revenues.

Web hosting

        We lease server space and provide web hosting services to companies and individuals wishing to have a web or electronic commerce presence. For the year ended December 31, 2002, web hosting revenues were $53.2 million, which represented 4% of total revenues for the year. The number of web sites hosted increased slightly from 169,000 at December 31, 2001 to 173,000 at December 31, 2002.

Content, commerce and advertising

        We generate content, commerce and advertising revenues by leveraging the value of our customer base and user traffic. We generate content, commerce and advertising revenues through the following: (i) paid placements for searches; (ii) fees generated through revenue sharing arrangements with online partners who are accessed through our properties; (iii) commissions received from partners for the sale of partners' services to our subscribers; and (iv) sales of advertising on our various online properties, such as the Personal Start Page™.

        During the quarter ended March 31, 2002, we launched a redesigned search function powered by the award-winning Google search engine. The search tools provide subscribers with relevant, up-to-date search results available from more than 2 billion web pages.

        Our content, commerce and advertising revenues were $15.8 million, or 1% of total revenues, for the year ended December 31, 2002.

Marketing Channels

        Our sales and marketing efforts consist of the following programs:

        Advertising.    We advertise our services in print, billboard, electronic and broadcast media. During 2002, we launched a new advertising campaign that encourages consumers to examine their current—often frustrating—Internet experience and move to EarthLink. The campaign tagline, "Why Wait? Move to EarthLink™," urges subscribers to seek an alternative to delays, drop-offs, pop-up ads and excessive spam. The campaign emphasizes what users should expect from their Internet experience: highest quality dial-up or high-speed connectivity, minimal drop-offs and ISP-generated intrusions, and customizable products and services that let individuals use and enjoy the Internet on their own terms. The campaign targets consumers who depend on the Internet in their daily lives and want a hassle-free ISP that makes Internet access simple and productive for them. The campaign includes national and regional television, radio, print and online ads.

        Direct Marketing.    We promote our services directly to customers in the form of direct mail offers, which include a free or discounted trial period or a free promotional item to attract consumers to sign up for our services; disk and coupon distribution through the mail; and through promotional inserts in packages, periodicals and newspapers.

        Original Equipment Manufacturer Channels.    We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our hardware and software manufacturing partners include, among numerous others, Apple Computer, Hewlett Packard, Dell, IBM, and Sony.

        Apple Alliance.    Our alliance with Apple makes us the default ISP in Apple's setup software on the Macintosh branded line of computers through January 4, 2005. We are the exclusive default ISP for dial-up services on Macintosh computers sold in the U.S.

        Affinity Marketing Program.    Our affinity marketing partners include many AAA clubs, AARP, and several airlines including Delta, Northwest and America West. Partners typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential customers.

        Retail.    We market our products and services through retail outlets such as Best Buy, Circuit City, Micro Center, Fry's and Office Max.

        Member Referral Program.    We believe existing customers are among our most important marketing tools. We currently waive one month of standard access service fees for each customer who refers a new customer to EarthLink's service.

Services

        Our primary service offerings include:

  •
  narrowband Internet access, including premium and value-priced dial-up access over traditional telephone lines and wireless access through a variety of handheld and laptop devices;

  •
  high-speed or broadband access via DSL, cable modem, satellite, fixed wireless or dedicated circuits;

  •
  web hosting; and

  •
  content, commerce and advertising.

        We currently provide services through telecommunications points of presence ("POPs"), located in various localities nationwide as well as over networks provided by our wholesale broadband access partners. We offer competitively priced plans designed to meet the needs of our customers. Our Internet access software incorporates a telephone dialer and email program with several leading third-party Internet access tools, including a proprietary browser as well as the latest browsers from Netscape and Microsoft. Our software provides a functional, easy-to-use Internet access solution for Windows and Macintosh platforms. The software automatically installs these and other software applications on customer computers. The simple point-and-click functionality of the software, combined with its easy-to-use multimedia registration and installation system, permits online credit card registration, allowing both novice and experienced customers to quickly set up access to the Internet.

Customer Service and Technical Support

        We believe reliable customer service and technical support are critical to retaining existing customers and attracting new ones. To that end, we provide the following services:

  •
  toll-free, live telephone assistance available seven days a week, 24 hours a day;

  •
  email-based assistance available seven days a week, 24 hours a day;

  •
  live chat support 5 days a week from 7:00 a.m. to 2:45 a.m. (Eastern time);

  •
  help sites and Internet guide files on the EarthLink web site; and

  •
  printed reference material.

        We also provide support for businesses with dedicated access connections and web sites. In addition, we maintain newsgroups on the Internet where subscribers can post requests for help and other subscribers and support personnel can respond.

        During the year ended December 31, 2002, we handled an average of over 41,000 customer service and technical support calls a day through call centers located in Pasadena, California; Sacramento, California; Roseville, California; Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; and Dallas, Texas. We also contract with call center services vendors whose EarthLink-trained employees provide additional technical support assistance, and during the year ended December 31, 2002, these vendors handled an average of 10,000 customer service and technical support calls a day. We believe the call centers' technology and systems are scaleable to accommodate call volume growth. We actively evaluate call center facilities in order to deliver more effective and efficient services to our customers.

        In November 2002, we closed our Phoenix, Arizona call center facility as a result of an opportunity to consolidate operations and reduce overall costs. During the first quarter of 2003, we announced a comprehensive plan to streamline our call center facilities to further increase operational efficiencies and reduce overall costs, while maintaining our commitment to customer service. In connection with the plan, we will close our technical support and customer call center operations in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during February and March 2003. We expect a seamless transition as customer inquiries normally handled by these facilities will be routed to our remaining call centers in Atlanta, Georgia; Harrisburg, Pennsylvania; and Roseville, California as well as our existing outsourced call center providers. As a result, during the year ended December 31, 2003, we expect our outsource call center providers to handle a larger share of our customer service and technical support calls.

Technical Development and Service Enhancement

TotalAccess 2003

        In August 2002, we launched TotalAccess 2003, the newest version of EarthLink's Internet access software. TotalAccess 2003 provides new email features and a task panel that allows users to access favorite functions such as games and the EarthLink search engine powered by Google. Key features of TotalAccess 2003 include an email upgrade that lets users share their stored email addresses with our Web Mail application; a task panel that provides one-click access to the Web, email and personal web space; and a cleaner, faster-loading Personal Start Page. The profile/location manager feature of TotalAccess 2003 sets up and maintains multiple user and location profiles. For example, subscribers who frequently visit certain cities can establish settings for using their workplace connection in one place, a dial-up connection in the second, and a DSL connection at home. Also, the software allows multiple users to share the same computer and connection while maintaining each individual's preferences and settings.

EarthLink Extras

        During the third and fourth quarters of 2002, we launched additional value-added services to enhance and expand our customers' Internet experiences. These products and services fall into the following product suites: communications, entertainment, productivity and security.

  •
  EarthLink Email-by-Phone. Subscribers can access their email by dialing the toll-free number and following the voice prompts.

  •
  EarthLink Calling Card. The EarthLink Calling Card service allows consumers to make inexpensive long-distance calls to anywhere in the world from a personal computer or telephone.

  •
  EarthLink Photo Center. The online photo service allows subscribers to get their film developed and share their pictures online.

  •
  EarthLink Digital Music Center. The Digital Music Center is a label-neutral distribution channel offering consumers a venue for downloading, streaming, renting and purchasing music.

  •
  EarthLink Remote Access. Subscribers can access their electronic files from virtually anywhere with the Remote Access service.

  •
  EarthLink Firewall. High-speed Internet subscribers using a cable or DSL connection can download ZoneAlarm® free-of-charge or purchase ZoneAlarm Pro.

Pop-Up Blocker

        In August 2002, we enhanced our service offering by becoming the first major ISP to include, at no additional charge, a new feature that lets subscribers block annoying pop-up advertisements. Our Pop-Up Blocker software is designed to prevent advertising windows from appearing above (pop-up) or under (pop-under) a customer's main browser window. Pop-Up Blocker lets users specify web sites where pop-up windows are permitted to appear. Future products similar to Pop-Up Blocker may include additional features such as blocking cookies and bugs that could be used to track a user's web history.

PeoplePC

        In July 2002, we acquired PeoplePC. At the time of the transaction, PeoplePC provided value-priced Internet access using a cost-efficient ISP technology platform to approximately 55,000 monthly paying customers and approximately 518,000 prepaid customers. PeoplePC's innovative client software, user interface and network management tools are tailored to the needs of the value segment. The acquisition of PeoplePC enables us to participate in the value segment offering value-priced Internet access services and bundled packages that include personal computers and prepaid, value-priced Internet access services.

EarthLink Everywhere

        The "EarthLink Everywhere" initiative focuses on enabling customers to access the Internet no matter where they are through both wired and wireless devices and appliances. Since the launch of the EarthLink Everywhere initiative in December 2000, we have launched wireless email solutions utilizing various handheld, two-way wireless devices. The service offerings give Internet users unlimited mobile access to their EarthLink email, among other features including an address book, task list, calendar functions, and the ability to direct mail going to existing email accounts to be delivered to their handheld device, where they can reply, forward, delete and store emails. In 2002, we extended our mobile service offerings onto additional wireless handheld devices, and we launched EarthLink Wireless High Speed service powered by Boingo Wireless, Inc. The service gives consumers high-speed Internet access through hundreds of public and private Wi-Fi networks, or "hot spots," nationwide through 802.11b-enabled wireless LANs (local area networks).

        In September 2002, we entered into a strategic alliance with GoAmerica, Inc. ("GoAmerica"), a wireless data solutions provider, to develop, market and support a comprehensive suite of enterprise and consumer wireless data services. As part of the GoAmerica-EarthLink alliance, we acquired certain GoAmerica wireless subscribers. In connection with the alliance, the companies will collaborate on technology development to meet the needs of both enterprise and consumer wireless data users, allowing us to provide mobile services to current and future customers on a comprehensive range of platforms.

POPs and Network Infrastructure

        We provide customers with Internet access through both EarthLink managed facilities and third-party POPs. Over 88% of the U.S. population can access EarthLink's Internet service through a local telephone call. We have access to third-party provider POPs through network service agreements with Level 3, Sprint, UUNet and other carriers.

        Using a combination of owned POPs and vendor-managed POPs, we provide Internet services on a nationwide basis, while managing the timing and magnitude of capital expenditures. We use a strategy of buying Internet access from third-party providers in locations where it is more economical to do so. These are typically less densely populated areas or regions where the provider can achieve greater economies of scale. We continually evaluate owned versus outsourced decisions and, if warranted, may install an EarthLink POP to replace or overlap a vendor-managed POP. Customers located in a geographic area not currently serviced by a local POP can access the Internet through a toll free service.

Regulatory Environment

Overview

        The regulatory environment relating to our business and operations is evolving. In addition, a number of legislative and regulatory proposals under consideration by federal, state, and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do or could affect our business. The significant areas of regulation for our business include telecommunications industry regulation in general, and specifically, broadband access as well as Internet taxation.

Telecommunications Regulation

        Neither the Federal Communications Commission ("FCC") nor any other governmental agency directly regulates ISPs, which are classified as unregulated providers of "information service" rather than regulated "telecommunications service" under the terms of the Telecommunications Act of 1996. Accordingly, most regulations that apply to telephone companies and other common carriers do not apply to us. We are not required to contribute a percentage of gross revenue to support "universal service" subsidies for local telephone services or other public policy objectives, such as advanced telecommunications systems for schools, health care providers and libraries. Such classification may discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

        Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice and fax telephony services provided over the Internet as "telecommunications" or a "telecommunications service" even though Internet access itself would not be regulated. A decision by the FCC to impose telecommunications carrier regulations on ISPs or on some of the services they offer could result in us being subject to universal service fees, regulatory fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance.

        We could also be affected by any change in the ability of customers to reach our network through a dial-up telephone call without any additional charges. The FCC has ruled that ISPs are enhanced service providers and are thus exempt from the access charges that apply to traditional telecommunications companies. Local telephone companies assess charges on long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

        State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent local exchange carriers ("ILECs") that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Broadband Access

        We purchase "last mile" broadband access from ILECs; competitive local exchange carriers ("CLECs"); and cable providers. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses (hereinafter referred to as the "last mile"). ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently both regulatory and legislative proposals which could change this requirement. Cable providers are not required by current law to make last mile access available to ISPs like EarthLink; however, Time Warner Cable was required to make last mile access available over its cable facilities as a condition of completing a merger.

        In November 1999, the FCC issued an order which allowed CLECs, such as Covad Communications Group, Inc. ("Covad"), the ability to separately purchase from the ILECs the High Frequency Portion of the Loop (HFPL) used to provision DSL services. This is commonly known as line sharing. In May 2002, the U.S. Court of Appeals vacated and remanded the FCC's line sharing decision. On February 20, 2003, the FCC voted 3-2 to support an order which will eliminate line sharing, subject to a three-year phase-out period. At the end of that period, CLECs, including Covad, could be required to pay a full unbundled loop rate to the ILECs. Covad believes that it has an ongoing right to line-sharing under its contractual agreements with the ILECs, subject to change-in-law provisions. If Covad cannot continue to purchase line-shared services, we may move our customers provisioned on Covad's network to another wholesale broadband providers' network, including ILECs' and/or cable providers' networks. If we are required to move these customers or if the ILECs substantially increase the cost of such services, our business could be materially adversely affected.

        The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to four years remaining on current contract terms. One of our ILEC broadband providers sets availability and prices based on tariff rates, which are subject to change from time to time, rather than contract. We do not believe our contracts with the ILECs are subject to the aforementioned line-sharing regulations; however, regulatory actions regarding line-sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We believe that, regardless of regulatory decisions that may be made, ILECs will continue to sell wholesale broadband access on economically reasonable terms to ISPs like EarthLink, although there can be no assurance of this. Our contracts with our cable providers and Covad, our principal CLEC, have up to four years remaining on current contract terms.

        EarthLink's strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink's business between ILECs and cable providers in major markets. To do this, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband business. EarthLink is also exploring the commercial feasibility of emerging alternative broadband access technologies to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

        The availability and/or pricing of last mile access with our wholesale broadband providers, including ILECs, CLECs, and cable providers, among others, at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. There can be no assurance that we will be able to extend our current contracts on terms acceptable to us or at all. Additionally, there can be no assurance that we will be able to gain access to and expand our last mile broadband access with DSL and cable providers to grow our retail broadband business. The inability to extend current contracts with last mile broadband access providers or to expand the availability of last mile broadband access could materially adversely affect our business.

Internet Taxation

        The tax treatment of electronic commerce and other activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal and state levels that could impose taxes on the online sale of goods and services and other Internet activities. The federal Internet Tax Freedom Act was signed into law in 1998, placing a three-year moratorium on new state and local taxes on Internet commerce. In November 2001, the moratorium was extended for another two years until November 2003. This moratorium may not be extended beyond 2003, and future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of electronic commerce or increase the cost of providing services over the Internet and, as a result, could materially adversely affect our business.

Competition

ISP Market

        We operate in the Internet services market, which is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

  •
  established online services companies, such as AOL Time Warner and the Microsoft Network (MSN);

  •
  local and regional ISPs;

  •
  national telecommunications companies, such as AT&T and WorldCom;

  •
  regional Bell operating companies, such as SBC, Verizon and BellSouth;

  •
  fixed wireless service providers such as Sprint Broadband Services;

  •
  content companies, such as Yahoo!, who are expanding their service offerings;

  •
  free or value-priced ISPs such as United Online;

  •
  cable television companies providing broadband access, including Comcast, Charter Communications and Cox Communications; and

  •
  utility and local and long-distance telephone companies.

        Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies acquire ISPs and otherwise provide ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may continue to bundle other content, services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage.

        Increased competition for users of Internet services and content may result in lower subscriber growth rates for our Internet services and lower advertising rates and decreased demand for advertising space on our online properties. Competitors may charge less for Internet services, causing us to reduce (or preventing us from raising) fees. As a result, our revenues may not grow at anticipated rates, and our business may suffer.

        As the ISP market continues to develop and competition intensifies, competitors may merge or form strategic alliances that would increase their ability to compete with us for subscribers, traffic and advertisers. These relationships may also negatively impact our ability to form or maintain our own strategic relationships with those companies.

Telecommunications Industry

        The intensity of competition in the telecommunications industry has resulted in significant declines in pricing for telecommunications services that we purchase, and such declines have had a favorable effect on our operating performance. However, the price declines have caused some telecommunications companies to experience financial difficulty. Our business could be negatively affected if one or more of our telecommunications providers were to experience serious enough difficulties to impact service availability or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Relationship with Sprint Corporation

        Since June 1998, we have maintained a strategic alliance with Sprint Corporation ("Sprint"). As a part of this alliance, Sprint transferred approximately 130,000 customers to us and committed to generating at least 150,000 new customers for us during each of the succeeding five years through their channels. Additionally, we were co-branded as Sprint's exclusive consumer Internet access provider, and we had exclusive access to certain dial-up modem ports in Sprint's network. We also had access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name.

        In February 2001, we renegotiated our commercial and governance arrangements with Sprint to reflect the evolution of both the relationship and the telecommunications-Internet market. While we continue to have a close relationship with Sprint, the following highlights the changes we made:

Commercial Relationship

        We continue to support a variety of Sprint-branded retail Internet services, such as Sprint's broadband services. We do this through a wholesale arrangement with Sprint. Sprint continues to sell EarthLink-branded dial-up Internet access service, though Sprint may now, at its election, create a Sprint-branded dial-up service, using EarthLink components on a wholesale basis. Although Sprint may continue to use the EarthLink brand in these wholesale services, it is not required to do so. We are likewise released from any obligation to co-brand any of our services with the Sprint brand.

        Both companies have removed all exclusivity provisions from the relationship. Sprint is free to pursue relationships with other ISPs, and EarthLink is free to enter into commercial relationships with other telecommunications service providers.

        As Sprint had already delivered nearly three quarters of the subscribers required under their five-year, 750,000 subscriber guarantee, EarthLink released Sprint from the remainder of its guarantee. However, during the year ended December 31, 2002, our ongoing relationship with Sprint generated in excess of 10% of our total gross organic subscriber additions, and Sprint provided us with gross subscriber additions in excess of the minimum commitment in the original arrangement.

Governance Relationship

        Among other changes in the governance relationship made in February 2001, Sprint no longer has the contractual right to acquire EarthLink. Sprint will continue to have the right to maintain its fully diluted equity ownership percentage by purchasing shares on the market or from third parties in the event that we dilute Sprint's interest by issuing voting securities in a financing, in an acquisition, or by the exercise of options or warrants or the conversion of convertible securities into voting stock. However, Sprint will, in most cases, have no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counter-offer to buy all, but not less than all, of our equity interests in the event a third party seeks to acquire a controlling interest in EarthLink. In that case, our Board of Directors is not contractually obligated to accept Sprint's counter-offer, but will analyze Sprint's counter-offer in exercising its fiduciary duties to our stockholders.

        Sprint has also relinquished its right to appoint two members to our Board of Directors, and its representatives have resigned from their positions on our Board of Directors. This new governance arrangement terminates in the event that EarthLink consummates a change in control transaction with a third party, or if Sprint acquires all of the equity of EarthLink pursuant to a counter-offer that our Board of Directors accepts, or if Sprint's ownership of common and preferred stock falls below 5% of our total voting equity securities.

Changes in Sprint's Ownership of EarthLink

        Pursuant to a "shelf" registration created in August 2001, Sprint sold 18.4 million shares of EarthLink common stock. Of that amount, approximately 12.5 million shares were shares of EarthLink common stock held by Sprint and approximately 5.9 million shares were obtained by Sprint upon conversion of approximately 6.2 million shares of Series B convertible preferred stock. Sprint sold all 18.4 million shares in August 2001.

        In November 2001, Sprint obtained 3.0 million shares of EarthLink's common stock upon conversion of 3.1 million shares of EarthLink's Series A convertible preferred stock. The underlying shares were registered for sale through a Rule 144 filing.

        In four separate transactions during the year ended December 31, 2002, Sprint obtained an aggregate of 8.8 million shares of EarthLink's common stock upon conversion of 9.0 million shares of EarthLink's Series A convertible preferred stock. The underlying shares were registered for sale through a Rule 144 filing.

        At December 31, 2002, Sprint continued to hold approximately 18.0 million shares of EarthLink's convertible preferred stock.

Proprietary Rights

        General.    We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements. However, there can be no assurance that the steps taken to protect technologies and trade secrets will be sufficient to prevent misappropriation of our technology and our proprietary rights and information or that competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. From time to time, third parties have alleged that certain of our trademarks and technologies infringe on their intellectual property rights. None of these claims has had an adverse effect on our ability to market and sell services. However, there can be no assurance that those claims will not have an adverse effect in the future or that others will not assert infringement claims against us in the future.

        Licenses.    We have licenses to distribute and/or use third-party software incorporated into our software. We also have an agreement with AOL Time Warner under which we distribute a co-branded EarthLink version of AOL Instant Messenger. We intend to maintain or negotiate renewals of existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could materially adversely affect future results of operations.

Employees

        As of December 31, 2002, EarthLink employed 5,106 permanent and temporary employees, including 1,499 sales and marketing personnel, 3,192 operations and customer support personnel, and 415 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

        In January 2003, we announced a comprehensive plan to streamline our call center facilities to increase operational efficiencies and reduce overall costs. We will execute the plan during the first quarter of 2003, including closing four call center facilities. We expect the implementation of the plan will result in a net reduction of approximately 920 employees, primarily customer support personnel.

Available Information

        EarthLink files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that EarthLink files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that EarthLink files with the SEC at http://www.sec.gov.

        EarthLink also makes available free of charge on or through its Internet web site (http://www.earthlink.net) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after EarthLink electronically files such material with, or furnishes it to, the SEC.

Item 2. Properties

        We maintain facilities and offices at various locations throughout the U.S. for general corporate purposes, including technology centers, customer call centers, office space and our corporate headquarters.

        Our principal executive offices are in Atlanta, Georgia. We lease approximately 328,000 square feet in our headquarters building at a current monthly rent of $373,000. We lease approximately 141,000 square feet of office space for administrative personnel in Pasadena, California at a current monthly rent of $243,000. We also lease a 110,000 square foot facility in Pasadena, California to house an equipment and technology center at a current monthly rent of $158,000.

        In addition, as of December 31, 2002, we maintained leased space for customer support call centers and office purposes in Atlanta, Georgia; Harrisburg, Pennsylvania; Pasadena, California; Sacramento, California; Roseville, California; Seattle, Washington; San Francisco, California; and Dallas, Texas.

        In January 2003, we announced a comprehensive plan to streamline our call center facilities to increase operational efficiencies and reduce overall costs. We will execute the plan during the first quarter of 2003, including closing four call center facilities in Sacramento, California; Seattle, Washington; Dallas, Texas; and Pasadena, California. We will continue to maintain limited staff unrelated to our call center operations in our Seattle, Washington and Dallas, Texas facilities, and two other facilities in Pasadena, California will be largely unaffected. We anticipate the leases associated with these facilities to remain in effect after closure, at least in the short-term; however, we will seek sub-tenants for the vacated space to reduce our net cash payments associated with the contractual commitments.

        Certain of the above leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. In addition to the base rent payments, we generally pay a monthly allocation of the buildings' operating expenses. We believe we have adequate facilities to meet our future growth needs.

Item 3. Legal Proceedings

        We are involved in routine legal proceedings occurring in the ordinary course of business. We believe that our current legal proceedings in the aggregate are immaterial to our financial condition or results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        During the quarter ended December 31, 2002, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The common stock is traded on the Nasdaq National Market under the symbol "ELNK." The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2001
First Quarter	$12.50	$5.06
Second Quarter	15.10	10.40
Third Quarter	18.00	12.41
Fourth Quarter	18.92	10.74
YEAR ENDED DECEMBER 31, 2002
First Quarter	$13.52	$7.81
Second Quarter	10.35	5.44
Third Quarter	6.85	4.40
Fourth Quarter	7.24	4.33
YEAR ENDING DECEMBER 31, 2003
First Quarter (through February 28, 2003)	$6.34	$4.50

Price

        The last reported sale price of EarthLink's common stock on the Nasdaq National Market on February 28, 2003 was $4.97 per share.

Holders

        There were approximately 2,031 holders of record of EarthLink's common stock on February 28, 2003.

Dividends

        We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

Selected Consolidated Financial Information

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$290,614	$670,433	$986,630	$1,244,928	$1,357,421
Operating costs and expenses	345,069	866,113	1,381,431	1,601,458	1,517,442
Loss from operations	(54,455)	(195,680)	(394,801)	(356,530)	(160,021)
Net loss	(53,178)	(173,694)	(345,922)	(341,061)	(148,033)
Deductions for accretion of dividends(1)	(7,601)	(14,106)	(23,730)	(29,880)	(19,987)

Net loss attributable to common stockholders	$(60,779)	$(187,800)	$(369,652)	$(370,941)	$(168,020)

Basic and diluted net loss per share(2)	$(0.66)	$(1.65)	$(2.99)	$(2.73)	$(1.11)

Weighted average shares outstanding(2)	91,466	113,637	123,592	135,738	151,355

Reconciliation of loss from operations to EBITDA (a non-GAAP measure)(5):
Loss from operations	$(54,455)	$(195,680)	$(394,801)	$(356,530)	$(160,021)
Depreciation and amortization	69,953	189,523	205,552	329,210	217,621
Write-off of intangible asset(3)	—	—	—	11,252	—
Non-cash facility exit costs(4)	—	—	—	—	1,282

EBITDA(5)	$15,498	$(6,157)	$(189,249)	$(16,068)	$58,882

Other operating data:
Cash flows from
Operating activities	$62,098	$44,211	$(127,162)	$47,388	$18,958
Investing activities	(56,886)	(339,749)	(351,731)	(287,986)	(36,437)
Financing activities	277,559	672,684	467,886	(10,119)	(24,485)
	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$308,607	$685,753	$674,746	$424,029	$382,065
Investments in marketable securities(6)	—	—	—	169,995	133,372

Cash and marketable securities	308,607	685,753	674,746	594,024	515,437
Total assets	510,002	1,109,147	1,486,137	1,182,781	1,023,553
Long-term debt, including long-term portion of capital leases	10,125	188,367	13,472	2,423	937
Total liabilities	109,515	350,694	303,886	331,727	331,253
Accumulated deficit	(140,578)	(328,378)	(698,030)	(1,068,971)	(1,236,991)
Stockholders' equity	400,487	758,453	1,182,251	851,054	692,300

(1)
Reflects the accretion of liquidation dividends on Series A and B convertible preferred stock at a 3% annual rate, compounded quarterly, and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF Issue No. 98-5.
(2)
In February 2000, each outstanding share of then existing EarthLink Network, Inc. common stock was exchanged for 1.615 shares of the common stock of EarthLink and each outstanding share of then existing MindSpring Enterprises, Inc. common stock was exchanged for one share of the common stock of EarthLink. See Note 1 of the Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.
(3)
In February 2001, EarthLink renegotiated its commercial and governance arrangements with Sprint Corporation, and EarthLink's exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, management recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the marketing and co-branding agreements with Sprint.
(4)
In November 2002, EarthLink recorded facility exit costs associated with the closing of its Phoenix call center. The $3.5 million of facility exit costs incurred included $1.3 million of non-cash costs associated with the write-off of the net book value of fixed assets, primarily leasehold improvements.
(5)
Represents earnings (loss) before depreciation and amortization, interest income and expense, income tax expense, investment write-offs, and non-cash facility exit costs. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash provided or used by operating activities, and may differ from comparable information provided by other companies. EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States. EBITDA is a measure commonly used in our industry and is included herein because we believe EBITDA provides relevant and useful information to our investors. Since the elements of EBITDA are determined using the accrual basis of accounting and EBITDA excludes the effects of capital and financing related costs, investors should use it to analyze and compare companies on the basis of operating performance. We utilize and have disclosed EBITDA to provide additional information with respect to our ability to meet future capital expenditures and working capital requirements, to incur additional indebtedness, and to fund continued growth.
(6)
Investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. EarthLink has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, the company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (5) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we are not profitable and may never achieve profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to the company on a wholesale basis or on terms or at prices that allow the company to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with streamlining our call centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the company's business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink's other filings with the Securities and Exchange Commission.

Overview

        EarthLink, Inc. ("EarthLink," "we," "us" or "our") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. EarthLink was formed in February 2000 as a result of the merger of EarthLink Network, Inc. ("EarthLink Network") and MindSpring Enterprises Inc. ("MindSpring"). The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Our base of approximately 5.0 million paying subscribers makes us one of the largest ISPs in the U.S. Our primary service offerings are narrowband and broadband or high-speed Internet access, web hosting, and advertising and e-commerce services. In addition, we offer mobile wireless Internet access through various handheld devices. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence ("POPs"), a nationwide broadband footprint, and wireless technologies.

        Our objective is to provide subscribers the highest quality access to the Internet and related Internet-based services, which together make the Internet not only relevant but indispensable in the daily lives of our subscribers. Success in achieving this objective will be measured by achieving the highest subscriber ratings for quality and the highest subscriber loyalty in the industry, steady growth in subscribers and revenues, and high rates of profitability as measured by return on sales and equity. We are intensely focused on improving margins by capitalizing on the continuing decline in telecommunications costs, leveraging the benefits of scale throughout our business, reducing the number of calls to our call centers due to the quality of our software and reliability of our services, and streamlining our internal processes and operations.

        Our subscriber base grew from approximately 4.8 million paying subscribers at December 31, 2001 to approximately 5.0 million paying subscribers at December 31, 2002. We have added subscribers organically through (i) strategic alliances with partners and original equipment manufacturers (OEMs), (ii) traditional marketing channels such as direct marketing, (iii) retail outlets, and (iv) word of mouth and referral marketing. We have also grown our customer base through acquisitions of businesses and customer bases.

        While our overall subscriber base grew slightly over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this segment of the Internet access market and our expanding broadband footprint and offerings, and toward non-traditional narrowband services, resulting from the acquisitions of Cidco Incorporated ("Cidco") (email appliance service) and PeoplePC Inc. ("PeoplePC") (a value-priced narrowband service). Our traditional, premium-priced narrowband customer base has declined slightly reflecting the increasing maturity of this service and the effects of an increase in our price for our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new unlimited dial-up subscribers and on the first billing on or after August 1, 2001 for the majority of our existing unlimited dial-up subscribers. We also increased prices at varying times during 2001 and 2002 for subscribers acquired during 2000 and 2001, and such increases were by somewhat greater amounts and were up to a monthly price of $21.95.

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband; increasing the range of services offered, including new and differentiated forms of access as well as value-added services; leveraging the scale of our large customer base and existing infrastructure to improve profitability; and pursuing acquisitions to supplement the growth achieved through traditional sales and marketing channels.

Key Business Areas

        We derive substantially all revenues from services and related fees, and such revenues represented 97% or more of total revenues for all periods presented. The remaining revenue relates to sales of equipment and devices used by our subscribers to access our services. EarthLink continues to realize revenue in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged to customers for dial-up and wireless Internet access, certain usage and termination fees, equipment revenues derived from the sale of personal computers bundled with Internet access, and any associated equipment revenues for Internet appliances and wireless access devices;

  •
  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services, including digital subscriber line ("DSL"), cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment;

  •
  Web hosting revenues, which consist of fees charged for web services to companies and individuals for whom we host a web or electronic commerce presence; and

  •
  Content, commerce and advertising revenues, which represent (i) paid placements for searches; (ii) fees generated through revenue sharing arrangements with online partners who are accessed through our properties; (iii) commissions received from partners for the sale of partners' services to our subscribers; and (iv) sales of advertising on our various online properties, such as the Personal Start Page™.

Strategic Alliances and Recent Acquisitions

        In June 1998, we entered into a strategic alliance with Sprint Corporation ("Sprint"), which included EarthLink being co-branded as Sprint's exclusive consumer Internet access provider. In February 2001, we renegotiated our arrangement with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. In 2002, our relationship with Sprint generated in excess of 10% of EarthLink's total gross organic subscriber additions, and Sprint provided us with gross subscriber additions in excess of the minimum commitment in the original arrangement. However, Sprint is free to pursue relationships with other Internet providers, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

        In January 2000, we entered into a strategic alliance with Apple Computer, Inc. In connection with this alliance, we expanded our existing commercial relationship with Apple so that we serve as the default ISP in Apple's setup software on its Macintosh branded line of computers for a minimum of two years and our overall commercial relationship extends through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the U.S., and we pay Apple for each gross organic subscriber addition generated as a result of our alliance. In addition, Apple purchased $200 million of our Series C convertible preferred stock. There can be no assurance that we will be able to extend our arrangement with Apple beyond January 4, 2005, and a significant decrease in the number of gross subscriber additions generated through our relationship with Apple would adversely affect our results of operations.

        In September 2000, we acquired OneMain.com, Inc. ("OneMain"), including approximately 732,000 individual narrowband access accounts, approximately 20,000 web hosting accounts and approximately 6,000 broadband accounts. The aggregate purchase price for OneMain was approximately $315.8 million, including $168.0 million in cash and cash transaction costs, $16.4 million of non-cash transaction charges, EarthLink common stock valued at $106.7 million and the assumption of net liabilities of $24.7 million.

        In November 2000, we entered into an agreement with Time Warner Cable, a company whose networks pass approximately 20 million homes and directly serve approximately 13 million cable television subscribers, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. In connection with the agreement, Time Warner Cable receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. In the third quarter of 2001, we started providing services to subscribers via the Time Warner Cable network, and as of June 30, 2002, our full package of high-speed Internet access, content, applications and functionality was available in all 39 markets served, including the New York and Los Angeles markets.

        In December 2001, we acquired Cidco, a developer, distributor and provider of email appliances and related services. The acquisition gives us additional capability to deliver Internet services through home devices other than personal computers. The acquisition also extends the reach of our products and services to new segments of Internet users, including consumers who are new to the Internet or are not interested in purchasing personal computers and those seeking alternate ways to access email and personalized Internet content within their homes. Since our acquisition of Cidco in December 2001, we have provided Cidco's affordable, portable and easy-to-use email appliances such as the MailStation and related Internet services.

        In January 2002, we acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and other wireless handheld devices. The costs to acquire the OmniSky platform consisted of $2.7 million in cash, the assumption of $2.7 million in liabilities and transaction charges of $785,000. In connection with the acquisition of the OmniSky platform, EarthLink recorded $6.0 million in computer software and related hardware and $0.2 million in other assets. The transaction also included approximately 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis.

        In March 2002, we entered into an agreement with AT&T Broadband (now part of Comcast Corporation) under which EarthLink gained access to AT&T Broadband's cable network to offer high-speed Internet access services in the Seattle and Boston area markets. In connection with the agreement, AT&T Broadband receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. EarthLink launched high-speed service in the Seattle and Boston area markets over AT&T Broadband's network in July 2002 and October 2002, respectively.

        In July 2002, we acquired PeoplePC. PeoplePC provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty ("Membership Package"). As a result of the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers ("Membership Customers") and approximately 55,000 value-priced, monthly billed subscribers. As of December 31, 2002, we continued to provide service to approximately 487,000 acquired Membership Customers. For the year ended December 31, 2002, we excluded the acquired Membership Customers from subscriber amounts reported because they are non-paying customers. We will include the acquired Membership Customers in our reported subscriber amounts if and when they elect to convert to paying subscribers at the end of their prepaid terms. The PeoplePC business gives us the opportunity to create and market a value-priced access service and to compete in the value segment of the Internet access market. We paid approximately $12.9 million cash for the outstanding shares of PeoplePC and assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased Membership Packages prior to the acquisition date. The deferred service liability and other liabilities assumed and the identifiable assets acquired are based on preliminary estimates and are subject to adjustment for up to one year from the date of acquisition. Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

        In September 2002, we entered into a strategic alliance with GoAmerica, Inc. ("GoAmerica"), a wireless data solutions provider, to develop, market and support a comprehensive suite of enterprise and consumer wireless data services. As part of the GoAmerica-EarthLink alliance, EarthLink purchased approximately 31,000 GoAmerica wireless subscribers, including its cellular digital packet data (CDPD)—networked subscribers and a segment of its Cingular and Motient network subscribers. In connection with the alliance, we will collaborate with GoAmerica on technology development to meet the needs of both enterprise and consumer wireless data users, allowing us to provide mobile services to current and future customers on a comprehensive range of platforms. We will utilize GoAmerica's Go.Web technology as a key component for our next-generation wireless web offerings, and GoAmerica will further develop EarthLink-branded wireless data services for the wireless consumer market.

        In October 2002, we entered into an agreement with subsidiaries of SBC Communications, Inc. ("SBC") to offer DSL services in 53 mid-sized markets covering approximately 12 million households in the west, southwest and upper midwest. In connection with the agreement, SBC receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. To date, we have launched services in more than 28 of the 53 markets and anticipate completing the rollout of DSL services to the remaining markets during the first half of 2003.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2000	% of Revenue	2001	% of Revenue	2002	% of Revenue
	(in thousands, except employee data)
Statement of operations data:
Revenues:
Narrowband access	$833,415	84	$999,251	80	$1,037,829	76
Broadband access	57,753	6	167,935	13	250,591	19
Web hosting	65,756	7	59,263	5	53,210	4
Content, commerce and advertising	29,706	3	18,479	2	15,791	1

Total revenues	986,630	100	1,244,928	100	1,357,421	100
Operating costs and expenses:
Telecommunications service and equipment costs	368,133	37	509,514	41	543,981	40
Sales incentives	56,284	6	67,919	5	37,669	3

Total cost of revenues	424,417	43	577,433	46	581,650	43
Sales and marketing	387,424	39	327,951	26	373,481	28
Operations and customer support	297,027	30	339,490	28	324,555	24
General and administrative	106,148	11	127,849	10	123,379	9
Acquistion-related amortization(1)	132,448	13	217,483	18	110,885	8
Facility exit costs(2)	—	—	—	—	3,492	—
Intangible asset write-off(3)	—		11,252	1	—	—
Merger related charges(4)	33,967	4	—	—	—	—

Total operating costs and expenses	1,381,431	140	1,601,458	129	1,517,442	112

Loss from operations	(394,801)	(40)	(356,530)	(29)	(160,021)	(12)
Write-off of investments in other companies(5)	(3,900)	—	(10,000)	—	(650)	—
Interest income, net	50,385	5	25,469	2	12,638	1
Income tax benefit	2,394	—	—	—	—	—

Net loss	(345,922)	(35)	(341,061)	(27)	(148,033)	(11)
Deductions for accretion dividends	(23,730)	(2)	(29,880)	(3)	(19,987)	(1)

Net loss attributable to common stockholders	$(369,652)	(37)	$(370,941)	(30)	$(168,020)	(12)

Reconciliation of loss from operations to EBITDA (a non-GAAP measure)(6):
Loss from operations	$(394,801)		$(356,530)		$(160,021)
Depreciation and amortization	205,552		329,210		217,621
Non-cash facility exit costs(2)	—		—		1,282
Intangible asset write-off(3)	—		11,252		—

EBITDA (a non-GAAP measure)(6)	$(189,249)	(19)	$(16,068)	(1)	$58,882	4

Other operating data:
Cash (used in) provided by operating activities	$(127,162)		$47,388		$18,958

Cash used in investing activities	$(351,731)		$(287,986)		$(36,437)

Cash provided by (used in) financing activities	$467,886		$(10,119)		$(24,485)

Member data:
Narrowband members	4,306		4,203		4,035
Broadband members	215		471		779
Web hosting accounts	169		169		173

Member count at end of year(7)	4,690		4,843		4,987
Member activity:
Member count at beginning of year	3,122		4,690		4,843
Gross organic subscriber additions	2,634		2,202		2,043
Acquired subscribers(7)	972		428		316
Churn	(2,038)		(2,477)		(2,215)

Member count at end of year(7)	4,690		4,843		4,987

Average monthly subscriber churn	4.3%		4.3%		3.8%
Employee data:
Number of employees at year end	7,377		6,736		5,106

(1)
Represents the amortization of intangible assets other than software acquired in the acquisitions of other companies and customer bases.

(2)
Represents facility exit costs associated with closing the Phoenix call center facility. In connection with the closing of the facility, we incurred approximately $3.5 million of costs, including $2.2 million of cash costs associated with personnel, employee related, and contract termination costs and $1.3 million of non-cash costs associated with the write-off of fixed assets associated with the facility, primarily leasehold improvements.

(3)
In February 2001, we renegotiated our commercial and governance arrangements with Sprint. Our exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, we recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the marketing and co-branding agreements with Sprint.

(4)
Represents merger and restructuring costs incurred during the quarter ended March 31, 2000. These costs were primarily attributable to fees associated with investment banking, legal and accounting services, the acceleration of unamortized costs associated with a line of credit and convertible debt, severance costs and non-cash accelerated compensation expense resulting from the merger of EarthLink Network and MindSpring.

(5)
We have made investments in a number of other companies including eCompanies Venture Group, L.P., ("EVG"), a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, EarthLink's founder and Chairman of the Board of Directors, is a founding partner in EVG. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. The write-off of investments in other companies represents losses incurred to write those investments down to their estimated realizable value. This included charges of $2.5 million, $6.0 million and $0.6 million during the years ended December 31, 2000, 2001 and 2002, respectively, to write-down EarthLink's investment in EVG. EVG has an affiliation with eCompanies, LLC ("eCompanies"). Sky Dayton is a founder and director of eCompanies.

(6)
Represents earnings (loss) before depreciation and amortization, interest income and expense, income tax expense, investment write-offs, and certain facility exit costs. EBITDA is not determined in accordance with accounting principles generally accepted in the United States, is not indicative of cash provided or used by operating activities, and may differ from comparable information provided by other companies. EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of performance determined in accordance with accounting principles generally accepted in the United States. EBITDA is a measure commonly used in our industry and is included herein because we believe EBITDA provides relevant and useful information to our investors. Since the elements of EBITDA are determined using the accrual basis of accounting and EBITDA excludes the effects of capital and financing related costs, investors should use it to analyze and compare companies on the basis of operating performance. We utilize and have disclosed EBITDA to provide additional information with respect to our ability to meet future capital expenditures and working capital requirements, to incur additional indebtedness, and to fund continued growth.

(7)
The amount of acquired subscribers reported for the year ended December 31, 2002 does not include the approximately 518,000 Membership Customers that purchased a Membership Package prior to the date of our acquisition of PeoplePC, and the reported amount of subscribers as of December 31, 2002 excludes the approximately 487,000 Membership Customers that purchased Membership Packages prior to the acquisition date that we continued to provide service to as of December 31, 2002. We have excluded these Membership Customers because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. In addition, narrowband access revenues include monthly service fees, any associated equipment revenues for Internet appliances, and wireless access services provided as part of our "EarthLink Everywhere" initiative as well as revenues derived from the sale of personal computers and related products. Narrowband revenues increased $38.5 million, or 4%, from $999.3 million during the year ended December 31, 2001 to $1,037.8 million during the year ended December 31, 2002. The increase in narrowband revenues was due to an increase in average monthly service revenue per narrowband subscriber, an increase in equipment-related revenue from $4.6 million during the year ended December 31, 2001 to $17.9 million during the year ended December 31, 2002, and the inclusion of revenue related to the deferred service liability for PeoplePC Membership Customers noted below. The effect of the increase in average monthly service revenue per narrowband subscriber was largely offset by a decrease in the average number of subscribers during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Average monthly narrowband access service revenue per subscriber was $19.42 and $20.70 during the years ended December 31, 2001 and 2002, respectively. Average narrowband subscribers decreased 199,000, or 5%, from 4.3 million during the year ended December 31, 2001 to 4.1 million during the year ended December 31, 2002.

        The following is a summary of our narrowband subscriber activity for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001	2002
	(in thousands)
Subscribers at beginning of year	4,306	4,203
Gross organic subscriber additions	1,856	1,607
Acquired subscribers	428	308
Narrowband subscribers converted to broadband	(62)	(98)
Churn	(2,325)	(1,985)

Subscribers at end of year	4,203	4,035

        The amount of acquired subscribers reported for the year ended December 31, 2002 does not include the approximately 518,000 Membership Customers that purchased a Membership Package prior to the date of our acquisition of PeoplePC, and the reported amount of subscribers as of December 31, 2002 excludes the approximately 487,000 Membership Customers that purchased Membership Packages prior to the acquisition date and to whom we continued to provide service as of December 31, 2002. We have excluded these Membership Customers because they generally prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, we established a liability for the estimated direct cost to deliver services to these Membership Customers pursuant to their contract terms, and we reduce the liability and record non-cash revenue as we deliver services to these Membership Customers. Such reduction is intended to offset the cost of delivering the services. EarthLink recorded revenue during the year ended December 31, 2002 of $9.1 million associated with the delivery of services to Membership Customers acquired. EarthLink expects to record approximately $13.8 million of revenue during the year ended December 31, 2003 associated with the acquired Membership Customers, and then lesser amounts in following years.

        In July 2001, we increased the price of our unlimited dial-up service, generally from $19.95 to $21.95 per month. The increase became effective on July 2, 2001 for all new subscribers and on the first billing on or after August 1, 2001 for the majority of our existing subscribers. While the 2001 price increase had a positive impact on revenues, it negatively impacted our narrowband subscriber growth, among certain other factors. On December 31, 2002, we had 4.0 million narrowband subscribers, a decrease of 168,000 from December 31, 2001. This decrease resulted from (i) increased churn in the latter half of 2001 caused by the price increase to traditional EarthLink customers as well as the conversion of acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing and ongoing competitiveness of the market for narrowband Internet access, resulting in fewer new customers from our sales and marketing programs. The number of narrowband subscribers we are able to add may continue to decline and/or the cost of acquiring new subscribers through our own sales and marketing efforts may increase as the market continues to mature or if competition becomes more intense.

        Our results of operations are significantly affected by subscriber cancellations, or "churn." Narrowband churn increased during the second half of 2001. Our quarterly average monthly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% for the four quarters in the year ended December 31, 2001 and 4.5%, 4.1%, 4.1% and 4.0% for the four quarters in the year ended December 31, 2002. A return to churn at the levels incurred during the third and fourth quarters of 2001 could cause our narrowband business to shrink at an increased rate. Certain factors causing churn, such as the repricing of service for legacy EarthLink and acquired subscribers, have had a diminished effect in 2002, and we have implemented plans to address other potential causes of churn. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base. In addition, competitive factors outside our control may also adversely affect future rates of customer churn.

Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $82.7 million, or 49%, from $167.9 million during the year ended December 31, 2001 to $250.6 million during the year ended December 31, 2002. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 355,000 during the year ended December 31, 2001 to 610,000 during the year ended December 31, 2002. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable, the introduction of EarthLink broadband service over the Time Warner Cable system late in 2001, and continued EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per subscriber declined 13% from $39.38 during the year ended December 31, 2001 to $34.23 during the year ended December 31, 2002. The decrease in average monthly revenue per broadband subscriber was due to a continued shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL, retail cable, and wholesale broadband relationships. The decrease also resulted from introductory pricing offered to new retail broadband customers in 2002 to stimulate increased sales.

        The following is a summary of our broadband subscriber activity for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001	2002
	(in thousands)
Subscribers at beginning of year	215	471
Gross organic subscriber additions	277	322
Acquired subscribers	—	7
Narrowband subscribers converted to broadband	62	98
Churn	(83)	(119)

Subscribers at end of year	471	779

        Our broadband business consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, has latitude in establishing price, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue. We have wholesale relationships with Sprint and Charter Communications, which together represent approximately 215,000 and 336,000 of our broadband subscribers at December 31, 2001 and 2002, respectively. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners.

        We have agreements with varying terms with all of our significant broadband network providers. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. Our contract with Charter Communications to provide wholesale broadband services is scheduled to expire in July of 2003. Our contract with Time Warner Cable for retail broadband services extends through December 31, 2006, and our contract with AT&T Broadband (now part of Comcast Corporation) for retail broadband services extends through July 2005. Our contract with Covad Communications Group, Inc. ("Covad") expires in July 2004. We cannot be certain of renewal or non-termination of our contracts with these channel partners. The availability of and charges for last mile access with these and our other "last mile" broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. EarthLink's business could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing telecommunications service providers, or otherwise extend our broadband footprint.

Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 10% from $59.3 million during the year ended December 31, 2001 to $53.2 million during the year ended December 31, 2002. The decrease in web hosting revenues was due to a decrease in average revenue per subscriber during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Average monthly revenue per user declined 11% from $28.70 during the year ended December 31, 2001 to $25.61 during the year ended December 31, 2002. The decline in average monthly web hosting revenue per user reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting subscribers were 172,000 during the year ended December 31, 2001 and 173,000 during the year ended December 31, 2002.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by (i) paid placements for searches; (ii) delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; (iii) advertising our partners' products and services in our various online properties and electronic publications, including the Personal Start Page; and (iv) referring our customers to our partners' products and services.

        Content, commerce and advertising revenues decreased $2.7 million, or 15%, from $18.5 million during the year ended December 31, 2001 to $15.8 million during the year ended December 31, 2002 due to continued declines in the market for Internet advertising.

Cost of revenues

        We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. Historically, the costs of these incentives were recorded as sales and marketing expenses. Effective January 1, 2002, we adopted Issue No. 00-14 of the Financial Accounting

Standards Board's ("FASB") Emerging Issues Task Force ("EITF"), "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 was subsequently amended by EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The issues address, among other matters, the recognition, measurement and income statement classification for various types of consideration provided to customers, including discounts, coupons, rebates and free products and services ("Sales Incentives"), and requires the costs of Sales Incentives to be classified as cost of revenues in the statements of operations. In accordance with the classification guidelines contained in these pronouncements, comparative financial statements for the years ended December 31, 2000 and 2001 have been reclassified to reflect the costs of Sales Incentives as a component of cost of revenues.

        Sales Incentives decreased 45% from $67.9 million during the year ended December 31, 2001 to $37.7 million during the year ended December 31, 2002. The decrease in Sales Incentives is attributable to declines in the prices of broadband modems provided to new customers, a shift in emphasis from Sales Incentives to reduced price introductory offers to attract new subscribers, and a decline in the amount of free equipment provided to attract narrowband subscribers.

        Telecommunications service and equipment costs represent EarthLink's cost of revenues on a historical basis (prior to the adoption of guidance regarding Sales Incentives) and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs increased 7% from $509.5 million during the year ended December 31, 2001 to $544.0 million during the year ended December 31, 2002. Telecommunications service and equipment costs as a percentage of revenues decreased slightly from 40.9% for the year ended December 31, 2001 to 40.1% for the year ended December 31, 2002.

        The increase in telecommunications service and equipment costs during the year ended December 31, 2002 as compared to the year ended December 31, 2001 was due to a slight increase in average subscribers combined with a 5% increase in average monthly telecommunications service and equipment cost per subscriber.

        Average monthly telecommunications service and equipment costs per subscriber increased due to the increasing portion of our business represented by broadband subscribers. Broadband access has both a higher price and a higher cost of revenue per subscriber than the company average, as broadband is a more costly service to deliver. Broadband subscribers were 10% and 16% of total subscribers at December 31, 2001 and 2002, respectively. Average monthly telecommunications service and equipment costs per subscriber also increased due to costs associated with personal computers recorded in connection with the sale of Membership Packages. PeoplePC offers Membership Packages allowing customers to purchase a personal computer and prepaid Internet access. Revenues and costs associated with the personal computers are recognized upon sale, and the revenues and costs associated with the prepaid Internet access are recognized over the prepaid term. Revenues and costs of personal computers, including peripheral products, sold pursuant to Membership Packages totaled $8.2 million and $8.3 million, respectively, for the year ended December 31, 2002.

        The increases in average monthly telecommunications service and equipment costs resulting from the larger portion of our business attributable to broadband and the inclusion of equipment associated with Membership Packages were offset by a decline in average monthly telecommunications service costs per narrowband subscriber. In general, the telecommunications cost per subscriber has declined over time, particularly for our narrowband services. The decline has resulted from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, has caused some telecommunications companies to experience financial difficulty. EarthLink's prospects for maintaining or further improving narrowband telecommunications costs could be negatively affected if one or more of EarthLink's key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink's principal providers for narrowband telecommunications services are Level 3 and Sprint, and our largest provider of broadband connectivity is Covad. We also do lesser amounts of business with a wide variety of local, regional and other national providers.

        Prior to the inclusion of Sales Incentives, gross margins were 59.1% and 59.9% for the years ended December 31, 2001 and 2002, respectively. Gross margins on narrowband; web hosting; and content, commerce and advertising revenues all exceeded the company average, while gross margins on our broadband business were well below the company average. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive earnings before interest income and expense, income tax expense, and depreciation and amortization (EBITDA, a non-GAAP measure). Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for the broadband business to achieve positive returns. We expect that opportunities to reduce telecommunications costs, particularly for narrowband services, by eliminating higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecom capacity will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to increase modestly from current levels. Margins for both narrowband and broadband services are expected to increase over the next several quarters, but the offsetting effects of the larger proportional share of broadband business will keep overall margin improvement to modest levels. Over time, it will be necessary to reduce broadband line charges from telecommunications and cable companies or utilize emerging alternative broadband access technologies with lower cost structures in order to achieve attractive margins on broadband services and to continue maintaining stable overall margins. Reducing line charges may be facilitated by gaining access to a larger number of cable systems over which EarthLink can offer its high-speed Internet services and creating more wholesale competition between telecommunications and cable companies for EarthLink's high-speed business. There can be no assurance EarthLink will be able to achieve a reduction in line charges in the short-term, if ever.

        EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to "Regulatory Environment" in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding our contracts with broadband access providers.

Sales and marketing

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) bounties paid to channel partners, (iv) sales and marketing personnel costs, and (v) promotional materials. Historically, sales and marketing expenses included Sales Incentives. In accordance with the classification guidelines of recent accounting pronouncements, the costs of Sales Incentives are included in cost of revenues.

        Sales and marketing expenses increased 14% from $328.0 million during the year ended December 31, 2001 to $373.5 million during the year ended December 31, 2002. The increase was primarily due to sales and marketing expenses incurred during the year ended December 31, 2002 associated with the products acquired and developed in connection with the acquisitions of Cidco, the OmniSky platform and PeoplePC in December 2001, January 2002 and July 2002, respectively, as well as an increase in sales and marketing costs associated with our "EarthLink Everywhere" initiative. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn as well as direct and performance-based sales and marketing expenses. As a percentage of revenues, sales and marketing expenses increased from 26% to 28% of total revenues for the years ended December 31, 2001 and 2002, respectively.

Operations and customer support

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses decreased from $339.5 million during the year ended December 31, 2001 to $324.6 million during the year ended December 31, 2002. The decrease in operations and customer support costs was a result of efforts to carefully manage operating costs, particularly customer support costs, in order to improve profitability.

        During the first quarter of 2003, we announced a comprehensive plan to streamline our call center facilities to further increase operational efficiencies and reduce overall costs, while maintaining our commitment to customer service. In connection with the plan, we will close our technical support and customer call center operations in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during February and March of 2003. We will transition customer inquiries normally handled by these facilities to our remaining customer support facilities as well as to existing outsourced call center providers. We anticipate the plan will result in a net reduction of approximately 920 employees, primarily customer support personnel.

General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections; and bad debt. General and administrative expenses decreased $4.4 million from $127.8 million during the year ended December 31, 2001 to $123.4 million during the year ended December 31, 2002. The decrease is due to a reduction in personnel, occupancy and tax expenses offset by higher professional fees and higher payment processing and bad debt costs, which are largely variable to revenue.

        The reduction in personnel and related overhead costs during the year ended December 31, 2002 as compared to the same period of the prior year is due to the integration of OneMain during the first quarter of 2001. A substantial portion of the integration costs incurred in the first quarter of 2001 represented the salaries and benefits paid to legacy OneMain personnel and the overhead associated with the personnel during the integration period. Our recent acquisitions have been significantly smaller, and we incurred minimal incremental integration costs during the year ended December 31, 2002.

Acquisition-related amortization

        Acquisition-related amortization represents the amortization of intangible assets acquired in conjunction with the purchase of businesses as well as the purchase of customer bases from smaller ISPs. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Following is a summary of our acquisition-related amortization during the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001	2002
	(in thousands)
Amortization of:
Customer bases and other intangible assets	$175,206	$110,885
Goodwill and other indefinite life intangible assets	42,277	—

Acquisition-related amortization	$217,483	$110,885

        Acquisition-related amortization decreased 49% from $217.5 million during the year ended December 31, 2001 to $110.9 million during the year ended December 31, 2002. Acquisition-related amortization declined $77.4 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related amortization also decreased $42.3 million as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which required us to cease amortization of goodwill and other indefinite life intangibles on January 1, 2002. The impact of the adoption of SFAS No. 142 was to eliminate amortization expense of approximately $50.5 million in the year ending December 31, 2002 associated with indefinite life intangibles that otherwise would have been recorded assuming a three-year life of such intangible assets. These decreases were offset by the amortization of intangibles resulting from the acquisitions of Cidco and PeoplePC in December 2001 and July 2002, respectively, and other smaller subscriber acquisitions.

        Acquisition-related amortization is expected to decline in 2003 as the customer base acquired in the acquisition of OneMain in September 2000 becomes fully amortized.

        The carrying value of intangible assets as of December 31, 2002 is as follows:

	Customer Bases	Goodwill and Other Indefinite Life Intangibles Assets	Total
	(in thousands)
Original cost	$326,298	$176,497	$502,795
Less accumulated amortization	(207,944)	(56,115)	(264,059)

Intangible assets, net	$118,354	$120,382	$238,736

        The cost basis of goodwill and other indefinite life intangible assets are as follows:

Balance at December 31, 2002
(in thousands)
Goodwill and other indefinite life intangible assets associated with the acquisition of OneMain	$126,260
Goodwill associated with the acquisition of Cidco	7,281
Goodwill and other indefinite life intangible assets associated with the acquisition of PeoplePC	42,956

$176,497

Facility exit costs

        On October 30, 2002, EarthLink announced it would close its Phoenix, Arizona call center facility to consolidate operations and reduce overall costs. The plan for the closure of the Phoenix facility called for the elimination of approximately 259 positions. The Phoenix facility was closed on November 15, 2002, and in connection with the closing, EarthLink recorded facility exit costs of $3.5 million. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions.

Intangible asset write-off

        In February 2001, EarthLink renegotiated its commercial and governance arrangements with Sprint Corporation. Under the renegotiated arrangements, EarthLink's exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, EarthLink recorded a non-cash charge of approximately $11.3 million to write-off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

Write-off of investments in other companies

        EarthLink made equity investments in several companies prior to December 31, 2001. During the years ended December 31, 2001 and 2002, EarthLink management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded a charge of $10.0 million and $0.6 million during the years ended December 31, 2001 and 2002, respectively, to write investments down to their estimated net realizable value. The current carrying value of investments in other companies at December 31, 2002 is $0.9 million.

Interest income, net

        Net interest income decreased 50% from $25.5 million during the year ended December 31, 2001 to $12.6 million during the year ended December 31, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the purchases of subscriber bases from several companies; (ii) the acquisitions of Cidco, the OmniSky platform and PeoplePC; (iii) the repurchase of 2.6 million shares of our common stock; and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 4.2% during the year ended December 31, 2001 to approximately 2.6% during the year ended December 31, 2002 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income was partially offset by a reduction in interest expense attributable to a decrease in the average balance of obligations under capital lease from $22.5 million during the year ended December 31, 2001 to $8.7 million during the year ended December 31, 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Narrowband access revenues

        Narrowband access revenues increased $165.9 million, or 20%, from $833.4 million during the year ended December 31, 2000 to $999.3 million during the year ended December 31, 2001. The increase in narrowband revenues was due to an increase in the average number of subscribers during the year ended December 31, 2001 as compared to the year ended December 31, 2000 and an increase in average monthly revenue per narrowband subscriber.

        Average narrowband subscribers increased 605,000, or 16%, from 3.7 million during the year ended December 31, 2000 to 4.3 million during the year ended December 31, 2001. The acquisition of OneMain accounted for 57% of this growth, with organic growth and acquisitions of smaller ISPs contributing the remainder. Average monthly narrowband access revenues per subscriber were $18.96 and $19.51 during the years ended December 31, 2000 and 2001, respectively.

        The following is a summary of our narrowband subscriber activity for the years ended December 31, 2000 and 2001:

	Year Ended December 31,
	2000	2001
	(in thousands)
Subscribers at beginning of year	2,988	4,306
Gross organic subscriber additions	2,328	1,856
Acquired subscribers	941	428
Narrowband subscribers converted to broadband	(46)	(62)
Churn	(1,905)	(2,325)

Subscribers at end of year	4,306	4,203

        While the August 2001 price increase had a positive impact on revenues, it negatively impacted EarthLink's narrowband subscriber growth during the year ended December 31, 2001, among certain other factors. On December 31, 2001, we had 4.2 million narrowband subscribers, a decrease of 100,000 from December 31, 2000. This decrease resulted from (i) increased churn caused by the price increase to traditional EarthLink customers as well as the conversion of OneMain and other acquired subscribers to standard EarthLink pricing plans, (ii) the migration of narrowband subscribers to our broadband service, and (iii) the continued maturing of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs.

Broadband access revenues

        Broadband access revenues increased $110.1 million, or 190%, from $57.8 million during the year ended December 31, 2000 to $167.9 million during the year ended December 31, 2001. The increase in broadband revenues was due to an increase in the average number of broadband subscribers during the year ended December 31, 2001 compared to the year ended December 31, 2000. Average broadband subscribers increased 253,000, or 248%, from 102,000 during the year ended December 31, 2000 to 355,000 during the year ended December 31, 2001. The increase in subscribers was due to the increasing acceptance and availability of broadband access via DSL and cable offered at prices significantly less expensive than dedicated circuits.

        However, the effect of the increase in subscribers was partially offset by a decrease in average monthly revenues per broadband subscriber during the same period. Average monthly revenues per broadband subscriber declined 16% from $47.05 during the year ended December 31, 2000 to $39.38 during the year ended December 31, 2001. The decrease in average monthly revenues per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL, retail cable, and wholesale broadband relationships. At the beginning of 2000, subscribers using dedicated circuits with average monthly revenues per user in excess of $500 comprised 14% of our broadband subscriber base. As of December 31, 2001, subscribers with dedicated circuits had declined to less than 1% of our broadband subscriber base. Both retail DSL and wholesale broadband relationships increased as proportions of our base.

        The following is a summary of our broadband subscriber activity for the years ended December 31, 2000 and 2001:

	Year Ended December 31,
	2000	2001
	(in thousands)
Subscribers at beginning of year	25	215
Gross organic subscriber additions	163	277
Acquired subscribers	6	—
Narrowband subscribers converted to broadband	46	62
Churn	(25)	(83)

Subscribers at end of year	215	471

Web hosting revenues

        Web hosting revenues decreased 10% from $65.8 million during the year ended December 31, 2000 to $59.3 million during the year ended December 31, 2001. The decrease in web hosting revenues was due to a decrease in average monthly revenue per subscriber during the year ended December 31, 2001 compared to the year ended December 31, 2000.

        Average monthly revenues per subscriber declined 27% from $39.36 during the year ended December 31, 2000 to $28.70 during the year ended December 31, 2001. The decline in average monthly web hosting revenues per subscriber reflects the migration to lower price points to be competitive in the SOHO (small office/home office) business market and lower domain fee revenue. The effect of the decrease in average monthly revenues per subscriber was partially offset by an increase in the number of average subscribers. Average web hosting subscribers increased 24% from 139,000 during the year ended December 31, 2000 to 172,000 during the year ended December 31, 2001.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues decreased 38% from $29.7 million during the year ended December 31, 2000 to $18.5 million during the year ended December 31, 2001 due to a general decline in the market for Internet advertising.

Cost of revenues

        In accordance with the classification guidelines contained in EITF Issue Nos. 00-14 and 01-09, the statements of operations for the years ended December 31, 2000 and 2001 have been reclassified to reflect the costs of Sales Incentives as a component of cost of revenues. Sales Incentives increased 21% from $56.3 million during the year ended December 31, 2000 to $67.9 million during the year ended December 31, 2001. The increase in Sales Incentives is attributable to increases in DSL modem and installation expenses during the year ended December 31, 2001 due to an increase in gross organic broadband subscriber additions during the year ended December 31, 2001 compared to the year ended December 31, 2000.

        Telecommunications service and equipment costs increased 38% from $368.1 million during the year ended December 31, 2000 to $509.5 million during the year ended December 31, 2001. Telecommunications service and equipment costs as a percentage of revenues increased from 37.3% to 40.9% for the years ended December 31, 2000 and 2001, respectively. Accordingly, gross margins excluding Sales Incentives were 62.7% and 59.1%, respectively, for the years ended December 31, 2000 and December 31, 2001. The increase in telecommunications service and equipment costs during the year ended December 31, 2001 as compared to the year ended December 31, 2000 is due to a 23% increase in average subscribers combined with a 13% increase in average telecommunications service and equipment costs per subscriber.

        Average telecommunications service and equipment costs per subscriber increased due to the increasing portion of our business represented by broadband access and the inclusion of the OneMain dial-up subscribers. Broadband access has both a higher price and a higher telecommunications service cost per subscriber than the company average, as broadband access is a more costly service to deliver. Broadband subscribers were 5% and 10% of total subscribers as of December 31, 2000 and 2001, respectively. Also, OneMain incurred higher telecommunications service and equipment costs compared to EarthLink's traditional business due to the significant number of subscribers in smaller, rural markets where lower subscriber density and less competition among telecommunications infrastructure providers results in higher telecommunications costs per subscriber.

Sales and marketing

        Sales and marketing expenses decreased 15% from $387.4 million during the year ended December 31, 2000 to $328.0 million during the year ended December 31, 2001. As a percentage of revenues, sales and marketing decreased from 39% to 26% of total revenues for the years ended December 31, 2000 and 2001, respectively. The reduction in sales and marketing expenses is due to reduced spending on less cost-effective channels, particularly in narrowband. The effect of this decrease was partially offset by increased broadband marketing in support of the roll-out of our retail cable offering in the fourth quarter of 2001.

Operations and customer support

        Operations and customer support expenses increased $42.5 million, or 14%, from $297.0 million during the year ended December 31, 2000 to $339.5 million during the year ended December 31, 2001. Operations expenses increased due to the increasing diversity and complexity of our product lines. Customer support expenses increased as we hired additional customer support staff to cope with increased call volume resulting from our price increase and the increase in our average customer count of approximately 891,000, or 23%, and the complexities of integrating legacy OneMain customers.

General and administrative

        General and administrative expenses increased $21.7 million, or 21%, from $106.1 million during the year ended December 31, 2000 to $127.8 million during the year ended December 31, 2001. Our credit card fees increased approximately $4.0 million, or 20%, as a result of the increase in our average subscriber count. Bad debt expense increased as result of (i) the increase in our average subscriber base and (ii) the repricing of a significant portion of former OneMain customers from lower rate plans to our new pricing. We experienced significantly higher churn for this group. Professional fees increased approximately $1.7 million as a result of costs associated with the offering of 18.4 million shares of EarthLink stock by Sprint and certain other non-recurring expenses.

Acquisition-related amortization

        Acquisition-related amortization increased 64% from $132.4 million during the year ended December 31, 2000 to $217.5 million during the year ended December 31, 2001. The increase in acquisition-related amortization was due to the full year amortization of intangible assets recorded in conjunction with the acquisition of OneMain in September 2000 and also to the amortization of customer bases acquired from several other smaller companies.

Intangible asset write-off

        In February 2001, EarthLink renegotiated its commercial and governance arrangements with Sprint Corporation. Under the renegotiated arrangements, EarthLink's exclusive marketing and co-branding arrangements with Sprint have been terminated. Accordingly, EarthLink recorded a non-cash charge of approximately $11.3 million to write-off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

Merger related charges

        During the quarter ended March 31, 2000, EarthLink recorded merger related charges of $34.0 million related to the merger of EarthLink Network and MindSpring. The charge included investment banking fees of $16.4 million; legal, accounting, and other professional and printing services of $6.1 million; severance costs of $2.7 million; acceleration of unamortized costs associated with a line of credit and convertible debt of $6.8 million; and other related charges in connection with the transaction of $2.0 million.

Write-off of investments in other companies

        During the years ended December 31, 2000 and 2001, management determined that the full recovery of certain investments was unlikely. Accordingly, EarthLink recorded charges of $3.9 million and $10.0 million during the years ended December 31, 2000 and 2001, respectively, to write investments down to their estimated net realizable value. The amounts for the years ended December 31, 2000 and 2001 include $2.5 million and $6.0 million, respectively, to write-down EarthLink's investment in EVG.

Interest income, net

        Net interest income decreased 49% from $50.4 million during the year ended December 31, 2000 to $25.5 million during the year ended December 31, 2001. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) our purchase of OneMain in September 2000 and (ii) the purchase of subscriber bases from several companies during 2001. Our monthly investment yields have decreased from approximately 6.7% as of December 2000 to approximately 2.7% as of December 2001 as the U.S. Federal Reserve Bank has reduced interest rates. The decrease in net interest income during the year ended December 31, 2001 as compared to the same period of the prior year was partially offset by a reduction in net interest expense due to the repayment of $180.0 million in convertible debt in April 2000 and a reduction in obligations under capital leases of $18.1 million.

Merger and Restructuring Charges and Facility Exit Costs

EarthLink Network and MindSpring merger

        During the three months ended March 31, 2000, EarthLink recognized approximately $34.0 million in merger related charges in connection with the merger of EarthLink Network and MindSpring. These expenses were associated with fees for investment banking, legal and accounting services, severance costs, acceleration of unamortized costs associated with a line of credit and convertible debt, and other related charges in connection with the transaction. All of these costs were paid as of December 31, 2000. The following table summarizes the status of the merger related charges as of and for the year ended December 31, 2000:

	Merger and Related Charges	Non-Cash Items	Payments	Balance December 31, 2000
	(in thousands)
Costs incurred to effect the merger of EarthLink Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—
Acceleration of unamortized costs associated with a line of credit and convertible debt	6,792	—	(6,792)	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—
Other	1,930	—	(1,930)	—

	$33,967	$(1,076)	$(32,891)	$—

OneMain

        Prior to being acquired by EarthLink, OneMain had acquired 27 ISPs and was working to consolidate the operating and administrative functions of the acquired ISPs. As part of this consolidation, OneMain had developed a restructuring plan (the "OneMain Plan") and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain Plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing, and in general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2001, all of the 650 employees had been terminated in accordance with the OneMain Plan.

        EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan (the "EarthLink Plan") to integrate OneMain's operations into EarthLink's operations. The EarthLink Plan called for the net reduction of approximately 500 additional positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2001, all of these positions had been terminated as a result of the EarthLink Plan. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of facilities, and $4.3 million related to the write-off of the duplicative OneMain accounting and management information systems.

        The following table summarizes the status of the restructuring costs and the related reserves for the OneMain and EarthLink Plans as of and for the years ended December 31, 2000 and 2001:

	Merger and Related Charges	Non-Cash Items	Payments	Balance December 31, 2000	Payments	Balance December 31, 2001
	(in thousands)
OneMain restructuring liabilities assumed by EarthLink:
Severance costs	$4,502	$—	$(776)	$3,726	$(3,726)	$—
Non-cancelable leases	942	—	(43)	899	(899)	—

	5,444	—	(819)	4,625	(4,625)	—
Restructuring costs included in costs to purchase OneMain:
Severance costs	6,443	—	(2,000)	4,443	(4,443)	—
Asset write-off	4,322	(4,322)	—	—	—	—
Non-cancelable leases	1,000	—	—	1,000	(1,000)	—

	11,765	(4,322)	(2,000)	5,443	(5,443)	—

	$17,209	$(4,322)	$(2,819)	$10,068	$(10,068)	$—

Cidco

        EarthLink's acquisition of Cidco included costs related to a formal EarthLink plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2002, EarthLink had paid all severance amounts in conjunction with the termination of all 49 positions. In addition, the costs associated with the Cidco Plan included (i) $1.2 million related to the write-off of duplicative assets, (ii) $2.0 million related to employee termination benefits and (iii) $2.0 million related to non-cancelable leases for Cidco's facilities. During the year ended December 31, 2002, EarthLink increased its reserve related to the non-cancelable leases by $0.8 million resulting in an increase in goodwill attributable to the purchase of Cidco. The costs of the Cidco Plan are included in the purchase price of Cidco and are included in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the restructuring costs and the related reserves for the Cidco Plan as of and for the years ended December 31, 2001 and 2002:

	Purchase Related Costs	Non-Cash Items	Balance December 31, 2001	Reserve Adjustments	Payments	Balance December 31, 2002
	(in thousands)
Restructuring and exit costs included in costs to purchase Cidco:
Write-off duplicative assets	$1,219	$(1,219)	$—	$—	$—	$—
Severance costs	2,043	—	2,043	—	(2,043)	—
Non-cancelable leases	2,000	—	2,000	750	(424)	2,326

	$5,262	$(1,219)	$4,043	$750	$(2,467)	$2,326

PeoplePC

        EarthLink's acquisition of PeoplePC included costs related to a formal EarthLink plan (the "PeoplePC Plan") to integrate PeoplePC's operations into EarthLink's operations and to exit PeoplePC's international operations. The PeoplePC Plan called for the net reduction of approximately 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2002, 11 of these positions had been terminated as a result of the PeoplePC Plan. The costs associated with the PeoplePC Plan included (i) $2.1 million related to the write-off of duplicative and abandoned assets, (ii) $0.8 million related to employee termination benefits and (iii) $1.8 million related to exiting PeoplePC's international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are included in the fair values of liabilities assumed in the acquisition. The following table summarizes the status of the restructuring and exit costs and the related reserves for the PeoplePC Plan as of and for the year ended December 31, 2002:

	Purchase Related Costs	Non-Cash Items	Payments	Balance December 31, 2002
	(in thousands)
Restructuring and exit costs included in costs to purchase PeoplePC:
Write-off duplicative and abandoned software	$2,136	$(2,136)	$—	$—
Severance costs	769	—	(578)	191
International operations exit costs
Write-off abandoned assets	576	(576)	—	—
Non-cancelable leases	1,196	—	(600)	596

Total international exit costs	1,772	(576)	(600)	596

	$4,677	$(2,712)	$(1,178)	$787

Phoenix call center

        On October 30, 2002, EarthLink announced it would close its Phoenix, Arizona call center facility as a result of an opportunity to consolidate operations and reduce overall costs. The plan for the closure of the Phoenix facility called for the elimination of approximately 259 positions. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million. The following table summarizes the status of the exit costs associated with the closure of the Phoenix call center facility as of and for the year ended December 31, 2002:

	Facility Exit Costs	Non-Cash Items	Payments	Balance December 31, 2002
	(in thousands)
Phoenix call center facility exit costs:
Severance and personnel related costs	$1,724	$—	$(1,428)	$296
Real estate and telecommunications contract termination costs	486	—	(486)	—
Write-off abandoned and disposed assets	1,282	(1,282)	—	—

	$3,492	$(1,282)	$(1,914)	$296

2003 call center reconfiguration plan

        In January 2003, we announced a comprehensive plan to streamline our call center facilities to further increase operational efficiencies and reduce overall costs, while maintaining our commitment to customer service. In connection with the plan, we will close our technical support and customer call center operations in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during February and March of 2003. We will transition customer inquiries normally handled by these facilities to our remaining call centers in Atlanta, Georgia; Harrisburg, Pennsylvania; and Roseville, California as well as to our existing outsourced call center providers. We anticipate the plan will result in a net reduction of approximately 920 employees, primarily customer support personnel.

        EarthLink expects to record facility exit costs of approximately $41 million in the first quarter of 2003 associated with the closing of these facilities. These costs include approximately $11 million for certain employee-related costs, approximately $20 million for lease termination costs, and non-cash asset write-offs of approximately $10 million.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2002

        Our operating activities provided cash of $19.0 million. Our net loss of $148.0 million was the primary component of cash used in operating activities. However, the effect of the loss on cash was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $217.6 million. Additional cash was used as a result of a $7.3 million increase in receivables and a $0.5 million increase in prepaid expenses and other assets. In addition, the decreases in accounts payable, accrued expenses and deferred revenue used $44.5 million in cash.

        Our investing activities used cash of $36.4 million. This consists of proceeds realized from maturities, including sales, of marketable securities, net of purchases, of $37.2 million and the use of $73.6 million for capital expenditures and the acquisitions of customer bases and businesses. Capital equipment purchases were $32.5 million. Cash used in the purchase of subscriber bases from smaller ISPs was $21.7 million. We used cash of $19.2 million to purchase PeoplePC, which includes approximately $7.5 million related to the payment of acquisition-related and aged liabilities assumed in the transaction, and $1.1 million to acquire the final 20% of Cidco in January 2002.

        Financing activities used cash of $24.5 million. Proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase program were $1.6 million. Principal payments on capital lease agreements were $11.9 million. Additionally, we used $14.2 million to acquire 2.6 million shares of our common stock.

Cash flows for the year ended December 31, 2001

        Our operating activities provided cash of $47.4 million. Our net loss of $341.1 million was the primary component of cash used in operating activities. However, the effect of the loss on cash was offset by significant non-cash expenses such as depreciation and amortization expenses relating to our network, facilities and intangible assets of $329.2 million and the non-cash write-off of investments and Sprint related intangibles of $10.0 million and $11.3 million, respectively. Additional cash was provided by a $9.8 million reduction in receivables and a $10.0 million reduction in prepaid expenses and other assets. In addition, the net increase in accounts payable, accrued liabilities and deferred revenue provided $18.2 million in cash.

        Our investing activities used cash of $288.0 million. This consists of net purchases of marketable securities of $170.0 million and the use of $116.0 million for capital expenditures and customer base and business acquisitions. Capital equipment purchases were $69.5 million. Cash used in the purchase of subscriber bases from smaller ISPs was $40.7 million. In the fourth quarter of 2001, we used cash of

$5.8 million to acquire 80% of the outstanding stock of Cidco. In addition, we invested $2.0 million in other companies.

        Financing activities used cash of $10.1 million. Proceeds from the exercise of stock options and warrants were $8.0 million, and we financed the acquisition of data processing and office equipment amounting to $0.9 million through equipment leases and sale-leaseback agreements. Principal payments on capital lease agreements were $19.0 million.

Commitments

        At December 31, 2002, we had the following contractual commitments:

	Year Ended December 31,
	2003	2004	2005	2006-2011
	(in millions)
Obligations under capital leases (nondiscounted)	$4.9	$0.9	$—	$—
Non-cancelable operating leases, net of subleases	23.4	23.4	18.3	41.6
Non-cancelable network service agreements	168.2	101.5	13.5	15.7

	$196.5	$125.8	$31.8	$57.3

        We lease certain of our facilities and certain equipment under non-cancelable operating leases expiring in various years through 2011. We also lease equipment, primarily data communications equipment, under non-cancelable capital leases. Most of our capital leases include purchase options at the end of the lease term.

        Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third-party providers under non-cancelable network service agreements expiring in various years through 2008.

        At December 31, 2002, we had approximately $382.1 million in cash and cash equivalents. In addition, we held short-term and long-term investments in marketable securities worth $109.0 million and $24.4 million, respectively. The short-term investments in marketable securities mature within three to twelve months and the long-term investments in marketable securities mature in twelve to eighteen months. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

        On August 6, 2002, the Board of Directors approved a share repurchase program and authorized an initial repurchase of up to $25.0 million of EarthLink's common stock. In February 2003, the Board of Directors authorized the repurchase of an additional $25.0 million of EarthLink's common stock, increasing the total to $50.0 million. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time. As of February 28, 2003, we had repurchased 4.9 million shares of common stock for an aggregate purchase price of $26.5 million.

Preferred stock dividends

        The outstanding preferred stock currently accrues dividends at an annual rate of 3%, compounded quarterly. The dividends are payable to the holder of our preferred stock by increasing the liquidation value per share of the preferred stock. The increase in the liquidation value per share results in an increase in the conversion ratio of the preferred stock, such that in June 2003, each share of preferred stock will be convertible into one share of common stock. Subsequent to June 2003, the denominator in the conversion ratio begins to increase at an annual rate of 6%. The effect of the increase will be a decline in the conversion ratio of the preferred stock. However, beginning in June 2003, the outstanding shares of preferred stock accrue dividends at an annual rate of 3%, payable in cash, of the liquidation value per share. Based on the number of preferred shares outstanding at December 31, 2002, a quarterly cash dividend of $2.5 million will be payable to the holder of EarthLink preferred stock beginning in September 2003, and a quarterly cash dividend of $2.5 million will continue to be payable on a quarterly basis through June 2018 if the number of shares of convertible preferred stock outstanding at December 31, 2002 remains outstanding. If the number of shares of convertible preferred stock outstanding at December 31, 2002 remains outstanding beyond June 2018, the quarterly cash dividend payable would increase to $6.7 million in September 2018, $8.3 million in September 2019, and $9.9 million in September 2020. The cash dividend would remain at $9.9 million quarterly, or $39.7 million annually, after September 2020 as long as the same number of preferred shares remains outstanding.

Critical Accounting Policies and Estimates

        Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements.

Revenue Recognition

  Recurring service revenues

        Recurring service revenues represent 96.8%, 96.5% and 96.0% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. We recognize service revenue when collectibility is probable and services have been delivered. Customer billings and customer payments attributable to services to be delivered in future periods are deferred and recognized as services are delivered.

        EarthLink maintains relationships with certain telecommunications partners in which it provides services to customers using the "last mile" element of the telecommunications providers' networks. In these instances, management evaluates its subscriber relationships to identify the primary obligor in the subscriber relationship, the party responsible for pricing the service, the party taking the credit risk, the party determining the service specifications, and the party performing the service. When management determines that the telecommunications partner has assumed many of these responsibilities, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. EarthLink recognized "net" revenue associated with these relationships of $5.9 million, $14.5 million and $21.1 million during the years ended December 31, 2000, 2001 and 2002, respectively.

When EarthLink has satisfied the majority of the criteria listed above, EarthLink records the revenue at the amount billed the subscriber.

  Equipment, shipping, installation, activation and deactivation fee revenues (excluding PeoplePC bundle revenues)

        Equipment, shipping, installation, activation and deactivation fee revenues represent 0.2%, 2.0% and 2.2% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. Management has assessed the interoperability of the types of hardware that we sell, and when customers can obtain similar equipment from other parties and use the equipment to obtain our services or customers can use equipment purchased from us with similar services provided by other service providers, we recognize equipment revenue, including the related shipping, installation and activation services, when collectibility is probable and the equipment and related services are provided to the customer. When the equipment is not deemed to be interoperable (i.e., it can only be used by a customer to acquire our services), the equipment revenue, including the related shipping and activation fees, and related cost are deferred and recognized in the statement of operations over the estimated life of the subscriber. Deactivation fee revenue is recognized at the point customers terminate their service contracts.

  PeoplePC bundle revenues

        PeoplePC hardware revenues represent 0.6% of total revenues for the year ended December 31, 2002. PeoplePC sells personal computers and prepaid Internet access bundled together in one package. We allocate the payment received from the customer to the personal computer and prepaid Internet access based on the relative fair values of each of the two elements. For our purpose, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors. Based on the fair value allocation, revenue attributable to the personal computer is recorded at the date of shipment. Revenue attributable to the prepaid Internet access is recognized as services are provided over the prepaid term.

  Content, commerce and advertising revenues

        Content, commerce and advertising revenues represent 3.0%, 1.5% and 1.2% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. Content, commerce and advertising revenues are generated through the activities of EarthLink and/or its subscribers. The activities include (i) selling other companies' products and/or services to EarthLink subscribers, (ii) subscribers using and/or buying other vendors' products and/or services, and (iii) allowing companies to advertise to our subscribers, among other activities. Such arrangements are generally contractual in nature. We record content, commerce and advertising revenues based on (i) the per unit contractual rate and (ii) the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions. Content, commerce and advertising revenues are recognized when collectibility is probable and the services have been delivered.

Acquisitions—Fair Values of Assets Acquired and Liabilities Assumed

        EarthLink periodically acquires entire businesses and subscriber bases from other telecommunications services companies. Pursuant to SFAS No. 141, "Business Combinations," EarthLink estimates the fair values of the tangible and intangible assets it acquires and liabilities it assumes in the acquisitions, and any remaining amount is allocated to goodwill. EarthLink determines the fair values of the assets and liabilities by reference to various internal and external data and judgments, including the use of third-party experts for business acquisitions deemed by management to be material. These estimates can and do differ from the basis or value (generally representing the acquired entity's actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, EarthLink's post acquisition financial statements are materially impacted by and dependent on the accuracy of management's fair value estimates and adjustments. In EarthLink's experience, the most significant of these estimates are the values assigned to deferred revenue, customer bases and other identifiable intangible assets, and exit costs. These estimates can also have a positive or negative material effect on future reported operating results. Further, EarthLink's future operating results may also be positively or negatively materially impacted if the final values for the assets acquired and liabilities assumed in its acquisitions are materially different from the fair value estimates EarthLink records for the acquisitions.

        EarthLink engaged valuation experts in the valuation of intangible assets acquired as a result of the acquisitions of OneMain in September 2000 and PeoplePC in July 2002.

        The following outlines policies related to significant estimates of fair value of assets acquired and liabilities assumed:

  Deferred revenue acquired

        EarthLink generally records deferred revenue for commitments to provide service to customers over a prepaid or contractually committed term. Deferred revenue is recorded at the present value of estimated future cash outflows required to service the customer over the remaining contractual term. Estimated future cash outflows include direct costs such as telecommunications and customer support costs, and EarthLink records such amount as revenue as the services are delivered over the contract term.

        When we assume deferred revenue liabilities in connection with acquisitions of customer bases, we generally record deferred revenue liabilities at an amount equal to (i) the monthly prepay service amount specified in our contracts to acquire the customer bases multiplied by (ii) the aggregate number of months remaining on acquired prepay customers' terms. EarthLink generally receives a reduction in the purchase price of the customer bases equal to the deferred revenue liabilities assumed as calculated above. EarthLink records the assumed deferred revenue liabilities as revenue as services are delivered over the prepaid terms.

  Customer bases and other identifiable intangible assets

        When EarthLink acquires a business, EarthLink values the customer base acquired based on the present value of the estimated net future cash inflows expected to be derived from such customer base. The estimate of future cash flows is highly judgmental and requires EarthLink to forecast the customer bases' churn rates, average monthly revenues per subscriber, and operating expenses. For transactions involving a customer base value deemed material in management's judgment, EarthLink engages experts to value the customer base acquired.

        When EarthLink acquires a customer base directly, EarthLink records the cost of the customers as an asset based on the amount specified in the contract to acquire the customer base.

  Exit costs associated with acquired businesses

        From time to time, EarthLink acquires businesses and identifies facilities used by the acquiree that it will close and exit. For facilities to be closed that are subject to long-term lease agreements, the present value of any remaining liability under the lease, net of expected sublease recovery, is recognized as a liability at the date of acquisition, and the liability is included in the fair values of identifiable assets acquired and liabilities assumed. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change to EarthLink's recorded liability. A change required to EarthLink's recorded liability could adversely or favorably affect future operating results.

Intangible Assets

  Impairment

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of the identifiable net assets. EarthLink's goodwill and other indefinite life intangible asset balance as of December 31, 2002 was approximately $120.4 million, most of which relates to the PeoplePC and OneMain acquisitions (see Notes 2 and 4 of Notes to Consolidated Financial Statements).

        In the first quarter of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued in July 2001. SFAS No. 142 deals with, among other matters, the accounting for goodwill and other indefinite life intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but that impairment of indefinite life intangible assets, including goodwill, must be reviewed on a regular basis based on a fair value concept. If SFAS No. 142 had been in effect during the years ended December 31, 2000 and 2001, our basic and diluted loss per share would have been $2.88 and $2.42, respectively, compared to the reported loss per share amounts of $2.99 and $2.73, respectively. The improvement in basic and diluted loss per share would have resulted from the cessation of amortization of goodwill and other indefinite life intangible assets (See Note 4 of Notes to Consolidated Financial Statements).

        SFAS No. 142 required us to complete a transitional goodwill impairment evaluation to determine whether there was an indication that goodwill was impaired as of the date of adoption. To the extent an indication existed that the goodwill may be impaired, we were required to measure the impairment loss, if any. Any transitional impairment loss would have been recognized as a cumulative effect of a change in accounting principle in our Consolidated Statements of Operations.

        As of January 1, 2002, EarthLink had approximately $77.0 million of unamortized goodwill and other indefinite life intangible assets subject to the transition provisions of SFAS No. 142. EarthLink completed its transitional impairment assessment in the second quarter of 2002, and the assessment indicated that there was no impairment.

        Pursuant to SFAS No. 142, EarthLink performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. During the fourth quarter of 2002, we completed our annual impairment test which entailed comparing the aggregate market value of EarthLink's outstanding securities plus its liabilities to the aggregate carrying value of EarthLink's assets, including goodwill and other indefinite life intangible assets. Based on this test, EarthLink determined its indefinite life intangible assets with a net book value of $119.8 million were not impaired because the value of EarthLink's outstanding securities plus its liabilities exceeded its total assets by $174.5 million. If EarthLink's stock price as quoted on the Nasdaq national market was less than $4.21 per share at the time of the test, we would have been required to record an impairment loss.

        If EarthLink had determined goodwill and indefinite life intangible assets were impaired in connection with its annual impairment test in the fourth quarter of 2002, each $15.0 million of impairment would have negatively impacted basic and diluted net loss per share by $(0.10). EarthLink's business is subject to competitive pressures. Therefore, it is possible that the values assigned to goodwill and other indefinite life intangible assets could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings, could possibly be required in such circumstances.

  Amortizable life

        Prior to the adoption of SFAS No. 142, we amortized substantially all intangible assets, including goodwill and customer bases, on a straight-line basis over three years. When we adopted SFAS No.142 on January 1, 2002, we ceased amortization of goodwill and other assets deemed to have an indefinite life. During the year ended December 31, 2002, we continued to amortize definite life intangible assets, primarily customer bases, on a straight-line basis over three years, which approximates the ratio that revenues from the customer bases bear to the total of current and anticipated revenues from the customer bases. We recognized amortization expense associated with acquired intangibles other than software of $132.4 million, $217.5 million and $110.9 million for the years ended December 31, 2000, 2001 and 2002, respectively, and the amounts for the years ended December 31, 2000 and 2001 include approximately $13.9 million and $42.3 million, respectively, of amortization related to goodwill and other indefinite life intangible assets as defined by SFAS No. 142.

        We may record more or less amortization expense in certain periods using a three-year estimated life compared to the amount of expense we would record if future churn rates and revenues associated with acquired subscribers are significantly different than those historically experienced for acquired subscribers.

Other Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44, and 64, and makes technical corrections to other Statements of Financial Standards. EarthLink adopted SFAS No. 145 in January 2003, and the adoption of SFAS No. 145 had no material effect on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." EarthLink adopted SFAS No. 146 in January 2003, and the adoption of SFAS No. 146 had no material effect on its results of operations or financial position.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003, and EarthLink does not expect the adoption of EITF Issue No. 00-21 will have a material impact on its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 as of December 31, 2002 did not have a material impact on EarthLink's results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities, and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Consolidated Statements of Operations. The following table summarizes our investments by security type as of December 31, 2002.

	Amortized Cost	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$109,993	$110,414
Government agency notes	1,502	1,490
Asset-backed securities	232,521	232,643
Commercial paper	13,475	13,475

	$357,491	$358,022

        The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Cost	Estimated Fair Value
	($ in thousands)
Included in cash and cash equivalents	$224,650	$224,650
Weighted average interest rate	1.6%
Weighted average maturity (mos.)	0.4
Included in investments in marketable securities-short-term	$108,471	$108,978
Weighted average interest rate	3.0%
Weighted average maturity (mos.)	6.1
Included in investments in marketable securities-long-term	$24,370	$24,394
Weighted average interest rate	2.5%
Weighted average maturity (mos.)	14.2

Item 8. Financial Statements And Supplementary Data

        The information required by this item appears in a subsequent section of this Report. See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions "Proposal 1—Election of Directors—Nominees," "Proposal 1—Election of Directors—Directors Standing for Election," and "Proposal 1—Election of Directors—Directors Not Standing for Election" in our Proxy Statement for our 2003 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Report. Information relating to our executive officers will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 11. Executive Compensation

        Information relating to compensation of our directors and executive officers will be set forth under the captions "Proposal 1-Election of Directors-Director Compensation" and "Executive Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the caption "Executive Compensation—Compensation Committee Report on Executive Officer Compensation," which specifically is not so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding securities authorized for issuance under our equity compensation plans will be set forth under the caption "Executive Compensation—Executive Officer Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption "Executive Officers—Beneficial Ownership of Common Stock" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and transactions between EarthLink and certain of its affiliates is set forth under the caption "Executive Compensation-Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—Certain Relationships and Related Transactions" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

        There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1) and (2) Documents filed as part of this Report
1.
Financial Statements of EarthLink, Inc.
2.
Report of Independent Auditors
3.
Consolidated Balance Sheets as of December 31, 2001 and 2002
4.
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
5.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002
6.
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
7.
Notes to Consolidated Financial Statements

(3)
Listing of Exhibits

2.1	—	Offer Agreement by and among PeoplePC Inc., EarthLink, Inc., and EL Sub, Inc. dated as of June 9, 2002 (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K, dated June 11, 2002—File No. 001-15605).
3.1	—	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
3.2	—	Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2	—
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
Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).

4.7	—
Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.9 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.8	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.9	—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.10	—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
4.11	—
Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Form 8-K, dated August 6, 2002—File No. 001-15605).
4.12	—
Certificate of Designations, Preferences and Rights of Series D Junior Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A of EarthLink, Inc. dated August 6, 2002—File No. 001-15605).
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
(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 of EarthLink Network, Inc.'s Registration Statement on Form S-1/A—File No. 333-05055).

(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).

(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).
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
Office Lease Agreement dated November 16, 1999 between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.11	—
Office Lease by and between The Mutual Life Insurance Company of New York and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Ernst & Young LLP.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).
99.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K

(i)
EarthLink filed a Current Report on Form 8-K/A dated October 15, 2002 in which it reported under Item 2 and Item 7 that in connection with EarthLink's acquisition of all of the outstanding common stock of PeoplePC, it was including the required financial information in accordance with the requirement of Form 8-K.

(ii)
EarthLink filed a Current Report on Form 8-K dated December 2, 2002 in which EarthLink reported under Item 5 that in connection with Rule 10b5-1, the Board of Directors approved the establishment of a sales plan by Sky Dayton, the Chairman of EarthLink's Board of Directors, to sell up to a maximum of 100,000 shares of EarthLink's common stock between December 19, 2002 and December 18, 2003.

(c)
Exhibits

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d)
Financial Statement Schedule

  The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required under the related instructions or are inapplicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.

By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer Date: March 31, 2003

        Each person whose signature appears below hereby constitutes and appoints Charles G. Betty and Lee Adrean, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date: March 31, 2003	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date: March 31, 2003	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)
Date: March 31, 2003	/s/ D. CARY SMITH D. Cary Smith, Vice President Corporate Controller (principal accounting officer)
Date: March 31, 2003	/s/ SKY D. DAYTON Sky D. Dayton, Chairman of the Board
Date: March 31, 2003	/s/ AUSTIN M. BEUTNER Austin M. Beutner, Director
Date: March 31, 2003	/s/ MARCE FULLER Marce Fuller, Director

Date: March 31, 2003	/s/ ROBERT M. KAVNER Robert M. Kavner, Director
Date: March 31, 2003	/s/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr., Director
Date: March 31, 2003	/s/ DR. ROBERT M. METCALFE Dr. Robert M. Metcalfe, Director

CERTIFICATIONS

CERTIFICATION OF CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles G. Betty, the Chief Executive Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of EarthLink, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31, 2003	By:	/s/ Charles G. Betty
Charles G. Betty Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lee Adrean, the Chief Financial Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of EarthLink, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    (a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31, 2003	By:	/s/ Lee Adrean
Lee Adrean Chief Financial Officer

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 4 to the Consolidated Financial Statements, in 2002, the Company ceased amortization of goodwill and other indefinite life intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
January 28, 2003

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$424,029	$382,065
Investments in marketable securities	131,052	108,978
Accounts receivable, net of allowance of $5,017 and $5,518 at December 31, 2001 and 2002, respectively	41,719	53,496
Prepaid expenses	19,526	16,836
Other assets	23,910	22,846

Total current assets	640,236	584,221
Long-term investments in marketable securities	38,943	24,394
Other long-term assets	4,060	7,325
Property and equipment, net	235,988	168,877
Intangible assets:
Customer bases	572,263	326,298
Goodwill and other indefinite life intangible assets	133,121	176,497

	705,384	502,795
Less accumulated amortization	(441,830)	(264,059)

Intangible assets, net	263,554	238,736

Total assets	$1,182,781	$1,023,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,757	$46,610
Accrued payroll and related expenses	35,126	28,335
Other accounts payable and accrued liabilities	169,990	170,287
Current portion of capital lease obligations	11,674	3,369
Deferred revenue	64,757	77,066

Total current liabilities	329,304	325,667
Deferred revenue, net of current portion	—	4,649
Long-term portion of capital lease obligations	1,746	619
Other long-term liabilities	677	318

Total liabilities	331,727	331,253
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 26,951 and 17,979 shares issued and outstanding at December 31, 2001 and 2002, respectively, aggregate value upon involuntary liquidation of $503.5 million and $326.2 million at December 31, 2001 and 2002, respectively	270	180
Common stock, $0.01 par value, 300,000 shares authorized, 147,994 and 157,263 shares issued as of December 31, 2001 and 2002, respectively, and 147,994 and 154,712 shares outstanding at December 31, 2001 and 2002, respectively	1,480	1,573
Additional paid-in capital	1,917,052	1,939,960
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,068,971)	(1,236,991)
Treasury stock, at cost, 2,551 shares at December 31, 2002	—	(14,176)
Unrealized gains on investments	—	531

Total stockholders' equity	851,054	692,300

Total liabilities and stockholders' equity	$1,182,781	$1,023,553

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Revenues:
Narrowband access	$833,415	$999,251	$1,037,829
Broadband access	57,753	167,935	250,591
Web hosting	65,756	59,263	53,210
Content, commerce and advertising	29,706	18,479	15,791

Total revenues	986,630	1,244,928	1,357,421
Operating costs and expenses:
Telecommunications service and equipment costs	368,133	509,514	543,981
Sales incentives	56,284	67,919	37,669

Total cost of revenues	424,417	577,433	581,650
Sales and marketing	387,424	327,951	373,481
Operations and customer support	297,027	339,490	324,555
General and administrative	106,148	127,849	123,379
Acquisition-related amortization	132,448	217,483	110,885
Facility exit costs	—	—	3,492
Intangible asset write-off	—	11,252	—
Merger related charges	33,967	—	—

Total operating costs and expenses	1,381,431	1,601,458	1,517,442

Loss from operations	(394,801)	(356,530)	(160,021)
Write-off of investments in other companies	(3,900)	(10,000)	(650)
Interest income, net	50,385	25,469	12,638
Income tax benefit	2,394	—	—

Net loss	(345,922)	(341,061)	(148,033)
Deductions for accretion dividends	(23,730)	(29,880)	(19,987)

Net loss attributable to common stockholders	$(369,652)	$(370,941)	$(168,020)

Basic and diluted net loss per share	$(2.99)	$(2.73)	$(1.11)

Weighted average common shares outstanding	123,592	135,738	151,355

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Preferred Stock		Common Stock					Treasury Stock
					Additional Paid-in Capital		Accumulated Deficit			Unrealized Gains on Investments	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount	Shares	Amount		Warrants		Shares	Amount
	(in thousands)
Balance at December 31, 1999	14,231	$142	116,865	$1,169	$1,085,043	$477	$(328,378)	—	$—	$—	$758,453	$—
Issuance of Series B convertible preferred stock	22,072	221	—	—	389,556	—	—	—	—	—	389,777	—
Issuance of Series C convertible preferred stock	7,083	71	—	—	199,457	—	—	—	—	—	199,528	—
Accretion of convertible preferred stock	—	—	—	—	23,730	—	(23,730)	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	5,000	(56,691)	—	(56,691)	—
Issuance of common stock pursuant to OneMain acquisition	—	—	4,278	43	49,964	—	—	(5,000)	56,691	—	106,698	—
Issuance of common stock pursuant to top-up agreement with Sprint	—	—	6,680	67	118,395	—	—	—	—	—	118,462	—
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	2,241	22	7,450	(29)	—	—	—	—	7,443	—
Issuance of options and warrants in OneMain acquisition	—	—	—	—	3,539	964	—	—	—	—	4,503	—
Net loss	—	—	—	—	—	—	(345,922)	—	—	—	(345,922)	(345,922)

Total comprehensive loss												(345,922)
Balance at December 31, 2000	43,386	434	130,064	1,301	1,877,134	1,412	(698,030)	—	—	—	1,182,251

Conversion of Series A convertible preferred stock to common stock	(3,139)	(31)	3,000	30	1	—	—	—	—	—	—	—
Conversion of Series B convertible preferred stock to common stock	(6,213)	(62)	5,888	59	3	—	—	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	(7,083)	(71)	7,083	71	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	29,880	—	(29,880)	—	—	—	—	—
Issuance of common stock pursuant to acquisitions	—	—	140	1	1,875	—	—	—	—	—	1,876	—
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	1,819	18	8,159	(189)	—	—	—	—	7,988	—
Net loss	—	—	—	—	—	—	(341,061)	—	—	—	(341,061)	(341,061)

Total comprehensive loss												(341,061)
Balance at December 31, 2001	26,951	270	147,994	1,480	1,917,052	1,223	(1,068,971)	—	—	—	851,054

Conversions of Series A convertible preferred stock to common stock	(8,972)	(90)	8,750	88	2	—	—	—	—	—	—	—
Issuance of common stock pursuant to acquisitions	—	—	110	1	1,340	—	—	—	—	—	1,341	—
Accretion of convertible preferred stock	—	—	—	—	19,987	—	(19,987)	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	307	3	1,069	—	—	—	—	—	1,072	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	102	1	510	—	—	—	—	—	511	—
Repurchases of common stock	—	—	—	—	—	—	—	2,551	(14,176)	—	(14,176)	—
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	—	—	531	531	531
Net loss	—	—	—	—	—	—	(148,033)	—	—	—	(148,033)	(148,033)

Total comprehensive loss												$(147,502)
Balance at December 31, 2002	17,979	$180	157,263	$1,573	$1,939,960	$1,223	$(1,236,991)	2,551	$(14,176)	$531	$692,300

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(345,922)	$(341,061)	$(148,033)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	205,552	329,210	217,621
Loss on disposal of fixed assets, including non-cash facility exit costs	—	—	1,049
Loss on investments in other companies	3,900	10,000	650
Write-off of intangible assets	—	11,252	—
(Increase) decrease in net accounts receivable	(20,611)	9,801	(7,318)
Decrease (increase) in prepaid expenses and other assets	7,824	9,953	(518)
Increase (decrease) in accounts payable and accrued liabilities	9,053	30,766	(30,050)
Increase (decrease) in deferred revenue	13,042	(12,533)	(14,443)

Net cash (used in) provided by operating activities	(127,162)	47,388	18,958
Cash flows from investing activities:
Purchases of property and equipment, net	(139,414)	(69,450)	(32,533)
Proceeds from the sale of fixed assets	—	—	1,035
Investments in marketable securities:
Purchases	—	(192,621)	(144,641)
Sales and maturities	—	22,626	181,795
Investments in other companies	(9,100)	(2,000)	—
Purchases of businesses, net of cash acquired	(165,913)	(5,853)	(20,374)
Purchases of customer bases and subscriber lists	(37,304)	(40,688)	(21,719)

Net cash used in investing activities	(351,731)	(287,986)	(36,437)
Cash flows from financing activities:
Proceeds from sale-leaseback transactions	5,619	873	—
Principal payments under capital lease obligations	(16,277)	(18,980)	(11,892)
Repayment of notes payable	(179,975)	—	—
Proceeds from the sale of common stock	118,462	—	511
Proceeds from the sale of preferred stock	589,305	—	—
Proceeds from stock options and warrants exercised	7,443	7,988	1,072
Repurchases of common stock	(56,691)	—	(14,176)

Net cash provided by (used in) financing activities	467,886	(10,119)	(24,485)

Net decrease in cash and cash equivalents	(11,007)	(250,717)	(41,964)
Cash and cash equivalents, beginning of year	685,753	674,746	424,029

Cash and cash equivalents, end of year	$674,746	$424,029	$382,065

Purchases of businesses:
Issuance of common stock	$106,698	$—	$—
Cash paid and cash transaction costs, net of cash acquired	165,913	5,853	20,374
Non-cash acquisition costs	16,362	—	—
Net liabilities assumed	26,025	12,583	34,004

Intangible assets acquired	$314,998	$18,436	$54,378

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP") providing reliable nationwide Internet access and related value-added services to its individual and business customers. The Company was formed in February 2000 as a result of the merger of EarthLink Network, Inc., ("EarthLink Network"), and MindSpring Enterprises Inc., ("MindSpring") in a transaction accounted for as a "pooling of interests." The word "Network" was dropped from the name of the combined company to differentiate it from the former EarthLink Network. Each outstanding share of EarthLink Network securities was exchanged for 1.615 shares of the equivalent security of the Company and each outstanding share of MindSpring common stock was exchanged for one share of the common stock of the Company. Other outstanding securities of EarthLink Network and MindSpring were converted on the same basis. The Company issued the following securities as a result of the pooling of interests transaction:

	To the former stockholders of
	EarthLink Network	MindSpring
Common shares	53,265,920	63,719,035
Preferred Series A	13,252,499	—
Preferred Series B	978,940	—
Preferred Series C	7,083,333	—
Options and warrants	7,924,887	5,626,890

Total	82,505,579	69,345,925

Basis of Consolidation

        The consolidated financial statements have been prepared to give retroactive effect to the merger of EarthLink Network and MindSpring in a transaction accounted for as a pooling of interests. The financial statements include the accounts of all wholly-owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated, and there were no intercompany transactions between the two companies prior to the merger. Additionally, no significant conforming accounting adjustments were required as a result of the merger. Separate results of EarthLink Network and MindSpring for the month ended January 31, 2000 are as follows:

Month Ended January 31, 2000
(unaudited) (in thousands)
Revenue:
EarthLink Network	$38,677
MindSpring	32,075

$70,752

Net loss attributable to common stockholders:
EarthLink Network	$(24,721)
MindSpring	(4,647)

$(29,368)

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the collectibility of accounts receivable; the use, recoverability, and/or realizability of certain assets, including deferred tax and other assets; reserves established for contractual commitments, including non-cancelable leases and telecommunications services; useful lives for depreciation and amortization periods of tangible and intangible assets; the fair values of assets acquired and liabilities assumed in acquisitions of businesses; and long-lived asset impairments. Actual results could differ from those estimates.

Revenues

        EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as EarthLink's service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Revenues are recorded as earned.

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and wireless access services. Narrowband access revenues also include revenues associated with the activation and sale of Internet appliances, including personal computers, handheld devices and other equipment used to obtain Internet access services. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line ("DSL"), cable, satellite, fixed wireless and dedicated circuit services. Broadband access revenues also include installation, shipping, and equipment revenues as well as activation and early termination fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Content, commerce and advertising revenues are generated by leveraging the value of the Company's customer base and user traffic.

        Revenues from multiple element arrangements in which EarthLink provides equipment, activation and Internet access services are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. When the Company's Internet access services are essential to the functionality of the equipment, activation and equipment revenues are recognized over the estimated life of the customer.

        EarthLink maintains relationships with certain telecommunications partners in which it provides services to customers using the "last mile" element of the telecommunication providers' networks. In these instances, management evaluates its subscriber relationships to identify the primary obligor in the subscriber relationship, the party responsible for pricing the service, the party taking the credit risk, the party determining the service specifications, and the party performing the service. When management determines that the telecommunications partner has assumed many of these responsibilities, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. When EarthLink has satisfied the majority of the criteria listed above, EarthLink records the revenue at the amount billed the subscriber.

        Content, commerce and advertising revenues include amounts derived from (i) selling other companies' products and/or services to EarthLink subscribers, (ii) subscribers using and/or buying other vendors' products and/or services, and (iii) allowing companies to advertise to EarthLink's subscribers, among other activities. Content, commerce and advertising revenues are recorded based on (i) the per unit contractual rate and (ii) the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

Cost of Revenues

        Telecommunications service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company's Internet access services. Telecommunications service and equipment costs also include fees paid to content providers for information provided on the Company's online properties, including the Company's Personal Start Page™. EarthLink provides Internet access service through both its managed network and third-party network points of presence ("POPs").

        Telecommunications service and equipment costs also include the costs of equipment sold to customers for use with the Company's narrowband and broadband Internet access services, including personal computers, handheld devices and consumer premise equipment, among others, as well as the costs of shipping and handling the equipment. Telecommunications service and equipment costs also include activation and deactivation fees paid to the Company's network providers for the provisioning and disconnection of services.

        Sales incentives include the cost of promotional products and services provided to potential subscribers as introductory offers, including free Internet access on a trial basis; free cameras, modems and other hardware; and starter kits. Effective January 1, 2002, EarthLink adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 has been superceded by EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF Issue No. 01-09 requires the costs of these sales incentives to be classified as cost of revenues. Prior to the adoption of EITF Issue No. 00-14, EarthLink classified the costs of these sales incentives as sales and marketing expenses. As required by EITF Issue No. 01-09, the costs of sales incentives in prior periods have been reclassified to cost of revenues to conform to the current year presentation.

Regulatory Risk

        EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to "Regulatory Environment" in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company's contracts with broadband access providers.

Advertising

        Advertising costs are included in sales and marketing. Advertising expense includes a variety of programs and strategies including (i) broadcast campaigns in television and radio, (ii) direct mail, (iii) co-marketing and bundling agreements, (iv) print publications, and (v) other more innovative means, such as extensive online promotion and co-branding with a wide variety of interactive services partners. Direct mail advertising consists of production, printing, mailing and postage related to disks and coupons distributed through the mail and as promotional inserts in packages, periodicals and newspapers. Such costs are expensed as incurred. Advertising expenses were $182.0 million, $157.2 million and $145.8 million during the years ended December 31, 2000, 2001 and 2002, respectively.

Software Development Costs

        Earthlink accounts for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgement is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached very shortly before the products are released. Costs incurred after technological feasibility is established are not material, and, accordingly, the Company expenses research and development costs when incurred.

Income Taxes

        Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recognized for the following: (i) operating loss carryforwards, (ii) tax credit carryforwards, and (iii) the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is not more likely than not that such assets will be realized.

Net Loss per Share

        Net loss per share has been computed according to SFAS No. 128, "Earnings per Share," which requires disclosure of basic and diluted net loss per share. Basic and diluted net loss per share for all periods is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per share calculation due to the anti-dilutive effect. Such potentially dilutive securities consist of the following:

	As of December 31,
	2000	2001	2002
	(in thousands)
Convertible preferred stock	43,386	26,951	17,979
Options and warrants	22,166	21,022	28,356

Total	65,552	47,973	46,335

Stock-Based Compensation

        The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, discloses pro forma information required under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and valued using the Black-Scholes model.

        As more fully described in Note 12, the Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 (discussed below) and, as permitted under SFAS No. 123, applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. During the years ended December 31, 2000, 2001 and 2002, the Company recognized no amounts of compensation expense based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value to compensation expense on a straight-line basis over the vesting period, the Company would have recorded $62.8 million, $57.6 million and $58.1 million of compensation expense during the years ended December 31, 2000, 2001 and 2002, respectively. Net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(369,652)	$(370,941)	$(168,020)

Pro forma	$(432,428)	$(428,544)	$(226,118)

Basic and diluted net loss per share:
As reported	$(2.99)	$(2.73)	$(1.11)

Pro forma	$(3.50)	$(3.16)	$(1.49)

Comprehensive Loss

        Comprehensive loss as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Loss includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, "Reporting Comprehensive Income." For the year ended December 31, 2002, these unrealized gains and losses included unrealized gains on certain investments classified as available-for-sale.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds, asset-backed securities and commercial paper.

Investments

        All investments with original maturities greater than three months and with maturities less than one year are considered short-term investments. Investments with original maturities greater than three months and with maturities greater than one year are considered long-term investments. The investments are of investment grade and include corporate bonds and asset- backed securities. These investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        The Company has classified all short- and long-term investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains on investments as a separate component of stockholders'

equity. Realized gains and losses are included in interest income, net in the Consolidated Statements of Operations and are determined on a specific identification basis.

Accounts Receivable and Deferred Revenue

        The Company generally bills for Internet access services one month in advance for customers on month-to-month service plans. The Company offers prepay plans that allow customers to prepay for services for periods of up to two years. The Company's wholly-owned subsidiary, PeoplePC Inc. ("PeoplePC"), offers a package that includes a personal computer and prepaid Internet access services for a period of up to four years. The Company defers advanced billings and prepayments and recognizes such amounts as revenue as services are delivered. Deferred revenue associated with periods more than one year from the date of the financial statements is classified as long-term.

        EarthLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of EarthLink's customers to make required payments. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. With respect to receivables due from consumers, the Company's policy is to specifically reserve for all receivables 60 days or more past due and provide a general reserve for receivables less than 60 days past due. The Company periodically evaluates commercial accounts receivable and provides specific reserves when accounts are deemed uncollectible. The Company generally writes off amounts due from consumers if the receivable is not collected after 79 days. Commercial accounts receivable are written off when management determines there is no possibility of collection. The Company has recorded an allowance for doubtful accounts of $5.0 million and $5.5 million at December 31, 2001 and 2002, respectively. The Company recorded bad debt expense of $17.2 million, $29.1 million and $29.1 million during the years ended December 31, 2000, 2001 and 2002, respectively.

Financial Instruments

        By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities and trade receivables. The Company's cash investment policy limits investments to shorter-term, investment grade instruments. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. The carrying values reported in the Consolidated Balance Sheets for cash, cash equivalents, investments in marketable securities and trade receivables approximate their fair values.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers and telecommunications equipment and five years for other non-computer furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the lease, ranging from one to fifteen years.

Equipment Under Capital Lease

        The Company leases certain of its data communications and other equipment under capital lease agreements. The assets under capital lease and related liabilities are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of three to five years or the term of the lease.

Intangible Assets

        Intangible assets consist primarily of acquired customer bases and goodwill. Customer bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. When management determines material intangible assets, such as customer bases and goodwill, are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the purchase price to the intangible assets acquired. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

        During the years ended December 31, 2000 and 2001, the values assigned to intangible assets were amortized on a straight-line basis over the estimated useful lives of the assets, which was three years for substantially all intangible assets. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption, the Company reviewed the classification of its goodwill and other intangible assets. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the period benefited, generally three years, are no longer amortized to earnings but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their useful lives. The Company amortizes its customer bases on a straight-line basis which approximates the ratio that revenues from the customer bases bear to the total of current and anticipated revenues from the customer bases. The Company amortizes the customer bases over an estimated useful life of three years.

Long-Lived Assets

        The Company performs an impairment test of its goodwill and other indefinite life intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. The Company's impairment test entails comparing the aggregate market value of the Company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets. If the aggregate market value of the Company's outstanding securities plus its liabilities is less than the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets, the Company would compare the estimated fair value of goodwill and other indefinite life intangible assets to the corresponding book value of goodwill and other indefinite life intangible assets and record an impairment loss to the extent the book value exceeds the estimated fair value.

        Intangible and other long-lived assets with definite lives are reviewed for impairment whenever events occur such as an economic downturn, sustained increases in the churn rate of subscribers, a change in the assessment of future operations, or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Other than the write-off of assets associated with the strategic alliance with Sprint Corporation ("Sprint") discussed in Note 2, management believes no such impairments occurred during the years ended December 31, 2000, 2001 and 2002.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44, and 64, and makes technical corrections to other Statements of Financial Standards. The Company adopted SFAS No. 145 in January 2003, and the adoption of SFAS No. 145 had no material effect on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 in January 2003, and the adoption of SFAS No. 146 had no material effect on its results of operations or financial position.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003, and the Company does not expect the adoption of EITF Issue No. 00-21 will have a material impact on its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of the new disclosure requirements of SFAS No. 148 as of December 31, 2002 did not have a material impact on the Company's results of operations or financial position.

2. Strategic Alliances and Acquisitions

Sprint

        On February 10, 1998, EarthLink Network entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, EarthLink Network issued 13.2 million shares of Series A convertible preferred stock to Sprint valued at $135 million in exchange for (i) approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million, and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink Network and Sprint also entered into a Marketing and Distribution Agreement, which included a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink Network's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years, and the right to use Sprint's brand and distribution network for at least ten years.

        In February 2001, the Company renegotiated its commercial and governance arrangements with Sprint. The Company continues to provide dial-up Internet, web hosting and other Internet services to Sprint for resale to its customers. However, the Company's exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, the Company recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the termination of the marketing and co-branding agreements with Sprint. Sprint is free to pursue relationships with other Internet providers, and EarthLink is free to enter into commercial arrangements with other telecommunications services providers. EarthLink released Sprint from its minimum commitment to provide EarthLink with 150,000 new subscribers per year, and Sprint's absolute right to acquire EarthLink commencing in September of 2001 was terminated. However, the Company continues to maintain a commercial relationship with Sprint, and during the year ended December 31, 2002, the Company's relationship with Sprint generated in excess of 10% of the Company's total gross organic subscriber additions. A significant decrease in the number of gross subscriber additions generated through the Company's relationship with Sprint would adversely affect the Company's results of operations.

        Sprint may maintain its percentage of EarthLink's voting equity by purchasing shares on the market or from third parties in the event that the Company dilutes Sprint's interest by issuing voting securities in a financing, in a transaction, or by the exercise of options or warrants or the conversion of convertible equities into voting stock. However, Sprint has no other rights to acquire EarthLink securities. Sprint will retain the ability to make a counter-offer to buy all, but not less than all, of the Company's equity interests in the event that the Company proceeds forward for a third party to acquire a controlling interest in EarthLink. In that case, EarthLink's Board of Directors is not contractually obligated to accept Sprint's counter-offer, but the Board of Directors will analyze and weigh the offer in exercising its fiduciary duties to stockholders.

        In addition, Sprint relinquished its right to appoint two members to the Company's Board of Directors. Accordingly, Sprint's representatives resigned from the Board of Directors.

Apple Computer, Inc.

        In January 2000, EarthLink entered into a strategic alliance with Apple Computer, Inc. and a subsidiary (together, "Apple"). In connection with this alliance, EarthLink expanded its existing commercial relationship with Apple so that EarthLink serves as the default ISP for Apple's line of Macintosh branded computers sold in the U.S. for a minimum of two years. The overall commercial relationship with Apple has since been extended through January 4, 2005. In connection with the alliance, the Company pays Apple for each gross organic subscriber addition generated as a result of the relationship. In addition, Apple purchased 7.1 million shares of the Company's Series C convertible preferred stock for $200.0 million and gained the right to appoint one member to the Company's Board of Directors. However, Apple's right to appoint a member to the Company's Board of Directors terminated in September 2001 upon Apple's conversion of all of its Series C convertible preferred stock into common stock. As a result, Apple's representative resigned from the Board of Directors.

OneMain.com, Inc.

        In September 2000, EarthLink acquired OneMain.com, Inc. ("OneMain") in a transaction accounted for as a purchase. Based on an independent appraisal, $189.5 million of the $315.8 million purchase price was attributed to the approximately 758,000 subscribers acquired from OneMain. The excess of cost over the estimated fair value of tangible net assets acquired and the subscriber base was $126.3 million and was allocated to goodwill and other indefinite life intangible assets.

Time Warner Cable

        In November 2000, the Company entered into an agreement with Time Warner Cable. The agreement allows EarthLink to offer its broadband Internet services over Time Warner Cable systems as well as systems previously managed by Time Warner Cable. The networks over which EarthLink may offer its broadband services pass approximately 20 million homes and directly serve approximately 13 million cable television subscribers. EarthLink began offering its broadband services over the Time Warner Cable systems in certain markets in 2001, and as of December 31, 2002, EarthLink's full package of high-speed Internet access, content, applications and functionality was available in all 39 markets for which the contract allows EarthLink to offer its services, including the New York and Los Angeles markets. In connection with the agreement, Time Warner Cable receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers.

Cidco Incorporated

        In December 2001, EarthLink purchased, via a tender offer, approximately 80% of the outstanding stock of Cidco Incorporated ("Cidco"). The aggregate purchase price consisted of $5.8 million in cash. Cidco was a developer, distributor and provider of email appliances and related services. The acquisition provides additional capability to deliver Internet access services through home devices other than personal computers. In February 2002, EarthLink completed its acquisition of Cidco by purchasing the remaining 20% of Cidco's stock for approximately $1.1 million, making Cidco a wholly-owned subsidiary. The Cidco acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Cidco for the period December 1, 2001 through December 31, 2001 and for the year ended December 31, 2002 are included in the accompanying consolidated financial statements.

        In connection with the acquisition of Cidco, the Company acquired approximately 123,000 Cidco customers. The Company allocated $11.6 million of the purchase price to the acquired customers based on the present value of the estimated net cash inflows to be derived from the customers. A summary of the assets acquired and liabilities assumed in connection with the acquisition of Cidco are as follows (in thousands):

Cash acquired	$240
Accounts receivable	1,597
Deferred cost of revenue	2,721
Inventory	4,505
Other assets	1,700
Fixed assets	866
Customer base	11,576
Goodwill	7,281

Assets acquired	$30,486

Accounts payable	$4,965
Accrued liabilities	9,063
Deferred and prepay revenue	9,230

Liabilities assumed	23,258
Cash consideration	6,859
Transaction costs	369

Cash consideration	7,228

Liabilities assumed and cash consideration	$30,486

OmniSky Corporation

        In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy. OmniSky was a provider of wireless data applications and services for use on mobile devices. The aggregate cost to acquire the OmniSky platform consisted of $2.7 million in cash, transaction charges of $0.8 million and the assumption of $2.7 million in liabilities. In connection with the acquisition of the OmniSky platform, the Company recorded $6.0 million in computer software and hardware and $0.2 million in other assets. The transaction also included approximately 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis.

AT&T Broadband

        In March 2002, EarthLink entered into an agreement with AT&T Broadband (now part of Comcast Corporation) under which EarthLink gained access to cable networks to offer high-speed Internet access services in AT&T Broadband's Seattle and Boston area markets. In connection with the agreement, AT&T Broadband receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. In connection with the agreement, EarthLink launched high-speed service in the Seattle and Boston markets over AT&T Broadband's network in July 2002 and October 2002, respectively.

PeoplePC

        In July 2002, EarthLink purchased, via tender offer, the outstanding stock of PeoplePC. PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners. Pursuant to the agreement, EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services and a personal computer as part of a bundled package prior to the acquisition date ("Membership Customers"). The Company has accounted for the acquisition of PeoplePC using the purchase method of accounting, and accordingly, the results of operations of PeoplePC for the period July 31, 2002 to December 31, 2002 are included in the accompanying consolidated financial statements.

        The Company determined the deferred service liability assumed of approximately $24.6 million based on the present value of the direct costs, including telecommunications and customer support costs, expected to be incurred over the Membership Customers' remaining prepaid terms. Based on an independent valuation, EarthLink allocated $2.0 million of the purchase price to fixed assets for proprietary technologies and software acquired in the transaction and attributed $11.0 million of the purchase price to the acquired customer base, including the value of the approximately 400,000 U.S. Membership Customers and the approximately 55,000 service only customers acquired in the transaction. A summary of the assets acquired and liabilities assumed as a result of the acquisition of PeoplePC is as follows (in thousands):

Cash acquired	$2,444
Accounts receivable	4,831
Fixed assets and technology	3,152
Other assets	285
Customer base	11,000
Goodwill and other indefinite life intangible assets	42,956

Assets acquired	$64,668

Deferred service liability	$24,560
Other liabilities	25,946

Liabilities assumed	50,506
Cash paid	12,900
Transaction costs	1,262

Cash consideration	14,162

Liabilities assumed and cash consideration	$64,668

        The cash used to purchase businesses as presented in the Consolidated Statement of Cash Flows for the year ended December 31, 2002 includes approximately $7.5 million for the payment of acquisition-related and aged liabilities assumed in the transaction. The amounts of liabilities assumed and identifiable assets acquired are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition. Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

GoAmerica, Inc.

        In September 2002, EarthLink entered into a strategic alliance with GoAmerica, Inc. ("GoAmerica"), a wireless data solutions provider, to develop, market and support enterprise and consumer wireless data services. In connection with the alliance, EarthLink acquired approximately 31,000 GoAmerica customers, including GoAmerica's cellular digital packet data (CDPD) network customers and a segment of its Cingular and Motient network customers base. EarthLink continues to offer these customers GoAmerica's wireless data services bundled with airtime, billing and customer support.

SBC Communications, Inc.

        In October 2002, the Company entered into an agreement with subsidiaries of SBC Communications, Inc. ("SBC") to offer DSL services in 53 mid-sized markets covering approximately 12 million households in the west, southwest and upper midwest. In connection with the agreement, SBC receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. To date, the Company has launched services in more than 28 of the 53 markets and anticipates completing the rollout of DSL services to the remaining markets during the first half of 2003.

Pro forma disclosures of financial information

        The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2000 combines the results of operations of EarthLink, Cidco and OneMain as if the acquisitions of Cidco and OneMain had occurred on January 1, 2000. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2001 and 2002 combine the results of EarthLink, Cidco and PeoplePC as if the acquisitions of Cidco and PeoplePC had occurred on January 1, 2001. The unaudited pro forma condensed combined statements of operations are based on the historical consolidated combined financial statements of EarthLink, OneMain, Cidco and PeoplePC. The unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had such transactions been consummated as of the dates indicated, the results that would have been realized had the entities been a single entity during these periods, or the results that may be achieved in the future.

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data) (unaudited)
Condensed combined statement of operations data:
Total revenues	$1,111,228	$1,336,081	$1,411,879
Net loss	(564,955)	(491,180)	(178,183)
Deductions for accretion dividends	(23,730)	(29,880)	(19,987)

Net loss attributable to common stockholders	$(588,685)	$(521,060)	$(198,170)

Basic and diluted net loss per share	$(4.44)	$(3.84)	$(1.31)

Weighted average common shares	132,519	135,738	151,355

3. Merger and Restructuring Charges and Facility Exit Costs

EarthLink Network and MindSpring Merger

        During the three months ended March 31, 2000, EarthLink recognized approximately $34.0 million in merger related charges in connection with the merger of EarthLink Network and MindSpring. These expenses were associated with fees for investment banking, legal and accounting services, severance costs, acceleration of unamortized costs associated with a line of credit and convertible debt, and other related charges in connection with the transaction. All of these costs were paid as of December 31, 2000. The following table summarizes the status of the merger related charges as of and for the year ended December 31, 2000:

	Merger and Related Charges	Non-Cash Items	Payments	Balance December 31, 2000
	(in thousands)
Costs incurred to effect the merger of EarthLink Network and MindSpring:
Investment banking fees	$16,411	$—	$(16,411)	$—
Printing, filing, mailing, proxy solicitation, legal, accounting and advisory fees	6,118	—	(6,118)	—
Acceleration of unamortized costs associated with a line of credit and convertible debt	6,792	—	(6,792)	—
Severance costs and accelerated compensation expense	2,716	(1,076)	(1,640)	—
Other	1,930	—	(1,930)	—

	$33,967	$(1,076)	$(32,891)	$—

OneMain

        Prior to being acquired by EarthLink, OneMain had acquired 27 ISPs and was working to consolidate the operating and administrative functions of the acquired ISPs. As part of this consolidation, OneMain had developed a restructuring plan (the "OneMain Plan") and had recognized a restructuring charge related to employee termination benefits and certain real estate contracts. The OneMain Plan called for the net reduction of approximately 650 positions in operations and customer support, sales and marketing, and in general and administrative departments. On September 12, 2000, EarthLink assumed OneMain's remaining restructuring liabilities of $5.4 million. As of December 31, 2001, all of the 650 employees had been terminated in accordance with the OneMain Plan.

        EarthLink's acquisition of OneMain included costs related to a formal EarthLink plan (the "EarthLink Plan") to integrate OneMain's operations into EarthLink's operations. The EarthLink Plan called for the net reduction of approximately 500 additional positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2001, all of these positions had been terminated as a result of the EarthLink Plan. These costs included $6.4 million related to employee termination benefits, $1.0 million related to the consolidation of facilities, and $4.3 million related to the write-off of the duplicative OneMain accounting and management information systems.

        The following table summarizes the status of the restructuring costs and the related reserves for the OneMain and EarthLink Plans as of and for the years ended December 31, 2000 and 2001:

	Merger and Related Charges	Non-Cash Items	Payments	Balance December 31, 2000	Payments	Balance December 31, 2001
	(in thousands)
OneMain restructuring liabilities assumed by EarthLink:
Severance costs	$4,502	$—	$(776)	$3,726	$(3,726)	$—
Non-cancelable leases	942	—	(43)	899	(899)	—

	5,444	—	(819)	4,625	(4,625)	—
Restructuring costs included in costs to purchase OneMain:
Severance costs	6,443	—	(2,000)	4,443	(4,443)	—
Asset write-off	4,322	(4,322)	—	—	—	—
Non-cancelable leases	1,000	—	—	1,000	(1,000)	—

	11,765	(4,322)	(2,000)	5,443	(5,443)	—

	$17,209	$(4,322)	$(2,819)	$10,068	$(10,068)	$—

Cidco

        EarthLink's acquisition of Cidco included costs related to a formal EarthLink plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The Cidco Plan called for the net reduction of approximately 49 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2002, EarthLink had paid all severance amounts in conjunction with the termination of all 49 positions. In addition, the costs associated with the Cidco Plan included (i) $1.2 million related to the write-off of duplicative assets, (ii) $2.0 million related to employee termination benefits and (iii) $2.0 million related to non-cancelable leases for Cidco's facilities. During 2002, the Company increased its reserve related to the non-cancelable leases by $0.8 million resulting in an increase in goodwill attributable to the purchase of Cidco. The costs of the Cidco Plan are included in the purchase price of Cidco and are reflected in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the restructuring costs and the related reserves for the Cidco Plan as of and for the years ended December 31, 2001 and 2002:

	Purchase Related Costs	Non-Cash Items	Balance December 31, 2001	Reserve Adjustments	Payments	Balance December 31, 2002
	(in thousands)
Restructuring and exit costs included in costs to purchase Cidco:
Write-off duplicative assets	$1,219	$(1,219)	$—	$—	$—	$—
Severance costs	2,043	—	2,043	—	(2,043)	—
Non-cancelable leases	2,000	—	2,000	750	(424)	2,326

	$5,262	$(1,219)	$4,043	$750	$(2,467)	$2,326

PeoplePC

        EarthLink's acquisition of PeoplePC included costs related to a formal EarthLink plan (the "PeoplePC Plan") to integrate PeoplePC's operations into EarthLink's operations and to exit PeoplePC's international operations. The PeoplePC Plan called for the net reduction of approximately 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of December 31, 2002, 11 of these positions had been terminated as a result of the PeoplePC Plan. The costs associated with the PeoplePC Plan included (i) $2.1 million related to the write-off of duplicative and abandoned assets, (ii) $0.8 million related to employee termination benefits and (iii) $1.8 million related to exiting PeoplePC's international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are reflected in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the restructuring and exit costs and the related reserves for the PeoplePC Plan as of and for the year ended December 31, 2002:

	Purchase Related Costs	Non-Cash Items	Payments	Balance December 31, 2002
	(in thousands)
Restructuring and exit costs included in costs to purchase PeoplePC:
Write-off duplicative and abandoned software	$2,136	$(2,136)	$—	$—
Severance costs	769	—	(578)	191
International operations exit costs
Write-off abandoned assets	576	(576)	—	—
Non-cancelable leases	1,196	—	(600)	596

Total international exit costs	1,772	(576)	(600)	596

	$4,677	$(2,712)	$(1,178)	$787

Phoenix Call Center

        On October 30, 2002, EarthLink announced it would close its Phoenix, Arizona call center facility as a result of an opportunity to consolidate operations and reduce overall costs. The plan for the closure of the Phoenix facility called for the elimination of approximately 259 positions. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million. The following table summarizes the status of the exit costs associated with the closure of the Phoenix call center facility as of and for the year ended December 31, 2002:

	Facility Exit Costs	Non-Cash Items	Payments	Balance December 31, 2002
	(in thousands)
Phoenix call center facility exit costs:
Severance and personnel related costs	$1,724	$—	$(1,428)	$296
Real estate and telecommunications contract termination costs	486	—	(486)	—
Write-off abandoned and disposed assets	1,282	(1,282)	—	—

	$3,492	$(1,282)	$(1,914)	$296

4. Goodwill and Intangible Assets

        The Company adopted SFAS No. 142 on January 1, 2002, which required the Company to complete a transitional impairment evaluation of its goodwill and other indefinite life intangible assets and an assessment of whether there was an indication that goodwill and other indefinite life intangible assets were impaired as of the date of adoption. To the extent an indication existed that goodwill and other indefinite life intangible assets may be impaired, the Company was required to measure the impairment loss, if any. Any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Operations.

        As of January 1, 2002, the Company had approximately $77.0 million of unamortized goodwill and other indefinite life intangible assets subject to the transition provisions of SFAS No. 142. The Company completed its transitional impairment assessment in the second quarter of 2002, and the assessment indicated there was no impairment.

        Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate the goodwill and other indefinite life intangible assets might be permanently impaired. During the fourth quarter of 2002, the Company completed its annual impairment test which entailed comparing the aggregate market value of the Company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets. Based on this test, the Company determined its goodwill and other indefinite life intangible assets were not impaired.

        The following table presents the components of the Company's acquired indefinite and definite life intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2001 and

2002. The Company wrote-off approximately $288.6 million in fully amortized intangible assets during the year ended December 31, 2002.

	As of December 31, 2001			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and other indefinite life intangible assets associated with the acquisition of OneMain	$126,260	$(56,115)	$70,145	$126,260	$(56,115)	$70,145
Goodwill associated with the acquisition of Cidco	6,861	—	6,861	7,281	—	7,281
Goodwill and other indefinite life intangible assets associated with the acquisition of PeoplePC	—	—	—	42,956	—	42,956

Total goodwill and other indefinite life intangibles	133,121	(56,115)	77,006	176,497	(56,115)	120,382
OneMain customer base	189,521	(80,623)	108,898	189,521	(144,191)	45,330
Cidco customer base	11,576	(321)	11,255	11,576	(4,180)	7,396
PeoplePC customer base	—	—	—	11,000	(1,528)	9,472
Spry, Inc. customer base	32,450	(32,450)	—	—	—	—
NETCOM On-Line Communications Services Inc. customer base	237,695	(227,346)	10,349	—	—	—
Other acquired customer bases	99,147	(43,101)	56,046	114,201	(58,045)	56,156
Other definite life intangible assets	1,874	(1,874)	—	—	—	—

Total customer base and other definite life intangibles	572,263	(385,715)	186,548	326,298	(207,944)	118,354

Total intangible assets	$705,384	$(441,830)	$263,554	$502,795	$(264,059)	$238,736

        Based on the definite life intangible assets existing at December 31, 2002, the Company expects to record amortization expense associated with definite life intangible assets of approximately $85.1 million, $24.6 million and $8.7 million during the years ending December 31, 2003, 2004 and 2005, respectively. The amounts may not be the actual amounts of amortization expense recorded in the three succeeding years because the definite life intangible assets may change as a result of additional acquisitions and impairment evaluations performed in accordance with SFAS No. 142.

Pro forma disclosure of financial information

        For the years ended December 31, 2000 and 2001, goodwill amortization amounted to $13.9 million and $42.3 million, respectively. If EarthLink had adopted SFAS No. 142 as of January 1, 2000 and discontinued amortization of goodwill and other indefinite life intangible assets, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

	Year Ended December 31,
	2000	2001
	(in thousands, except per share amounts)
Net loss attributable to common stockholders:
As reported	$(369,652)	$(370,941)

As adjusted	$(355,708)	$(328,664)

Basic and diluted net loss per share:
As reported	$(2.99)	$(2.73)

As adjusted	$(2.88)	$(2.42)

5. Investments in Marketable Securities

        Short- and long-term investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A; asset-backed securities; and government agency notes. The Company had no realized gains or losses from the sale of investments during the year ended December 31, 2001. During the year ended December 31, 2002, the Company received proceeds of $62.7 million upon the sale of available-for-sale securities and realized gains of $0.4 million and realized losses of $0.3 million upon the sale of investments prior to their maturities. The Company determines realized gains and losses on a specific identification basis. The realized gains and losses are included in interest income, net, in the accompanying Consolidated Statements of Operations. The following table summarizes unrealized gains and losses on the Company's investments in marketable securities at December 31, 2001 and 2002:

	As of December 31, 2001				As of December 31, 2002
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$75,551	$—	$—	$75,551	$109,993	$(27)	$448	$110,414
Government agency notes	89,987	—	—	89,987	1,502	(12)	—	1,490
Asset-backed securities	—	—	—	—	21,346	(2)	124	21,468
Commercial paper	4,457	—	—	4,457	—	—	—	—

	$169,995	$—	$—	$169,995	$132,841	$(41)	$572	$133,372

        Maturities of available-for-sale securities were as follows at December 31, 2001 and 2002:

	As of December 31,
	2001		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$131,052	$131,052	$108,471	$108,978
Due after one year and within two years	38,943	38,943	24,370	24,394

	$169,995	$169,995	$132,841	$133,372

6. Property and Equipment

        Property and equipment is recorded at cost and consists of the following at December 31, 2001 and 2002:

	As of December 31,
	2001	2002
	(in thousands)
Data center equipment	$194,479	$214,583
Office and other equipment	191,851	208,784
Land and buildings	6,773	13,518
Leasehold improvements	93,207	90,421
Construction in progress	7,355	202

	493,665	527,508
Less accumulated depreciation and amortization	(257,677)	(358,631)

	$235,988	$168,877

        Property under capital leases, primarily data communications equipment, aggregated $52.1 million and $22.9 million at December 31, 2001 and 2002, respectively. Included in accumulated depreciation and amortization are amounts amortized related to property under capital lease of $42.3 million and $18.1 million at December 31, 2001 and 2002, respectively. Depreciation expense charged to operations, which includes amortization expense associated with property under capital leases, was $73.6 million, $112.1 million and $106.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

7. Other Accounts Payable and Accrued Liabilities

        Other accounts payable and accrued liabilities consists of the following at December 31, 2001 and 2002:

	As of December 31,
	2001	2002
	(in thousands)
Accrued communications costs	$75,051	$59,832
Accrued advertising	20,943	28,871
Accrued bounties	7,027	9,416
Accrued professional fees and settlements	3,659	3,470
Accrued outsourced customer support	4,366	5,844
Allowance for refunds and chargebacks	4,100	4,100
Accrued taxes	5,491	15,595
Deposits and due to customers	8,668	6,576
Liabilities associated with non-cancelable leases	5,232	9,803
Customer base and fixed asset purchases	13,566	13,443
Other	21,887	13,337

	$169,990	$170,287

8. Notes Payable

        In February 2000, at the time of the merger of EarthLink Network and MindSpring, MindSpring had issued and outstanding $180.0 million aggregate principal amount of its 5% Convertible Subordinated Notes due 2006. The notes were convertible into shares of common stock of MindSpring at any time prior to their maturity or their redemption at a rate of 16 shares per each $1,000 principal amount of notes, or $62.50 per share, subject to adjustment in certain circumstances. Upon completion of the merger of EarthLink Network and MindSpring, EarthLink adopted the indentures and the notes became convertible into shares of EarthLink common stock. Completion of the merger constituted a "change in control" of MindSpring under the indentures. Thus, each holder of notes had the right to demand payment equal to 100% of the principal amount of the notes, plus accrued interest. Accordingly, in February 2000, the Company offered to purchase for cash all of its 5% Convertible Subordinated Notes. On March 31, 2000, approximately $179.1 million of the $180.0 million aggregate principal amount of the notes outstanding were tendered to the Company for repurchase. The total payment of $183.4 million, including interest, was paid in April 2001. The repurchase resulted in an extraordinary loss of $5.3 million, which is included in merger related charges.

9. Common Stock

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

Shares Sold Under Preemptive Rights Agreements

        In February 2000, Sprint exercised its right to maintain its level of ownership in the Company after Apple's purchase of Series C convertible preferred stock. Accordingly, Sprint purchased approximately 0.7 million shares of common stock and approximately 2.0 million shares of Series B convertible preferred stock for aggregate consideration of approximately $76.9 million.

        In May 2000, Sprint exercised its right to maintain its level of ownership in the Company after the merger of EarthLink Network and MindSpring. Accordingly, Sprint purchased approximately 6.0 million shares of common stock and approximately 20.0 million shares of Series B convertible preferred stock for aggregate consideration of approximately $431.4 million.

Common Stock Issuances for Other Than Cash

        In March 2001, EarthLink agreed to issue 250,000 shares of its common stock to acquire software licenses and development services from certain individuals over a period of nine months. Under the agreement, the shares were issued as certain milestones were met. During the year ended December 31, 2001, the Company issued 140,000 shares of its common stock valued at $1.9 million based on the fair value of EarthLink's common stock on the dates of issuance. During the year ended December 31, 2002, the Company issued 110,000 shares of its common stock valued at $1.3 million based on the fair value of EarthLink's common stock on the dates of issuance.

Share Repurchase Program

        On August 6, 2002, the Board of Directors approved a share repurchase program (the "Repurchase Program") and authorized an initial repurchase of up to $25.0 million of the Company's common stock. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. As of December 31, 2002, the Company had repurchased 2.6 million shares of its common stock for an aggregate purchase price of $14.2 million, which has been recorded as treasury stock in the accompanying Consolidated Balance Sheet as of December 31, 2002.

10. Convertible Preferred Stock

        All issued and outstanding shares of Series A and B convertible preferred stock are held by Sprint. The following table summarizes the number of shares of Series A and B convertible preferred stock outstanding at December 31, 2002 and the liquidation value and conversion value per share for each series as of December 31, 2002:

	Shares Outstanding	Liquidation Value per Share	Aggregate Liquidation Value	Conversion Value per Share	Conversion Ratio
	(in thousands, except ratio and per share amounts)
Series A	1,143	$21.46	$24,529	$21.74	0.9873
Series B	16,836	17.92	301,701	18.15	0.9873

	17,979		$326,230

        The following table summarizes the number of shares of Series A and B convertible preferred stock outstanding at December 31, 2001 and the liquidation value and conversion value per share for each series as of December 31, 2001:

	Shares Outstanding	Liquidation Value per Share	Aggregate Liquidation Value	Conversion Value per Share	Conversion Ratio
	(in thousands, except ratio and per share amounts)
Series A	10,115	$20.83	$210,714	$2.174	0.9582
Series B	16,836	17.39	292,808	18.15	0.9582

	26,951		$503,521

Liquidation Rights

        Upon voluntary or involuntary liquidation or winding up of the Company, the holder of the Series A and B convertible preferred stock will receive, prior to any payment or distribution in respect of other shares of the Company's capital stock, an amount per share equal to the liquidation value per share.

Dividends

        Sprint receives dividends on Series A and B convertible preferred stock at an annual rate of 3% of the stated liquidation value per share, compounded quarterly. Through June 2003, such dividends are payable "in kind" by way of an increase in the liquidation value per share. Beginning in June 2003, the Series A and B convertible preferred stock pay quarterly cumulative cash dividends at an annual rate of 3% of the liquidation value per share. Beginning in June 2018, the Series A and B convertible preferred stock pay quarterly cumulative cash dividends at an annual rate of 8%, increasing to a fixed annual rate of 12% beginning in June 2020.

        Based on the number of preferred shares outstanding at December 31, 2002, a quarterly cash dividend of $2.5 million will be payable to the holder of EarthLink preferred stock beginning in September 2003, and a quarterly cash dividend of $2.5 million will continue to be payable on a quarterly basis through June 2018 if the number of shares of convertible preferred stock outstanding at December 31, 2002 remains outstanding. If the number of shares of convertible preferred stock outstanding at December 31, 2002 remains outstanding beyond June 2018, the quarterly cash dividend payable would increase to $6.7 million in September 2018, $8.3 million in September 2019, and $9.9 million in September 2020. The cash dividend would remain at $9.9 million quarterly, or $39.7 million annually, after September 2020 as long as the same number of preferred shares remains outstanding.

        The Company will record a catch-up, non-cash dividend in June 2003 if any shares of preferred stock are outstanding at that time. The catch-up, non-cash dividend reflects the non-cash increasing rate preferred stock dividend described above for the period from issuance through June 2003. As a result, if the shares of preferred stock outstanding at December 31, 2002 are outstanding in June 2003 when cash dividends begin to accrue, the Company would record a catch-up, non-cash preferred stock dividend of approximately $38.4 million.

Conversion

        Each share of Series A and B convertible preferred stock is convertible into such number of shares of common stock as is determined by dividing the liquidation value per share in effect at such time by the conversion value per share in effect at such time. The Series A convertible preferred stock outstanding at December 31, 2002 was issued with a liquidation value per share of $18.72, resulting in a conversion ratio at the date of issuance in 1998 of .86 shares of common stock for each share of Series A convertible preferred stock. The Series B convertible preferred stock outstanding at December 31, 2002 was issued with a liquidation value per share of $16.58, resulting in a conversion ratio at the date of issuance of .91 shares of common stock for each share of Series B convertible preferred stock. The payment of "in kind" dividends causes the liquidation value per share of the Series A convertible preferred stock to increase to $21.74 in June 2003 and the Series B convertible preferred stock to increase to $18.15 in June 2003.

        Through June 2003, the payment of dividends "in kind" results in an increase in the liquidation value per share. The increase in the liquidation value per share results in an increase in the conversion ratio of the preferred stock, such that in June 2003, the liquidation value per share is equal to the conversion value per share and each share of outstanding preferred stock will be convertible into one share of common stock. Prior to June 2003, the shares of Series A and B convertible preferred stock are convertible into common stock at less than a one to one ratio.

        Through June 2003, the conversion value per share is equal to the amount stated in the above table. During this period, the conversion ratio increases as a result of the fixed conversion value, the increasing liquidation value caused by the effect of the 3% accretion dividend, and the determination of the conversion ratio by dividing the liquidation value per share by the conversion value per share, as described above. After June 2003, the liquidation value per share remains fixed, and the conversion value per share is increased annually by 6%, compounded quarterly. The increase in the conversion value per share will result in a decrease in the conversion ratio of the preferred stock. The conversion value per share is also subject to adjustment based on changes in capitalization of the common stock. Although conversion of the Series A and B convertible preferred stock is at the holder's option, conversion is required in the event the Company consummates certain business combination transactions.

        At December 31, 2018, each outstanding share of preferred stock would be convertible into approximately 0.39 shares of common stock as a result of the 6% annual increase in the conversion value per share beginning in June 2003.

        As of December 31, 2002, the Company has reserved 18.0 million shares of its common stock for issuance upon conversion of the outstanding Series A and B convertible preferred stock in the event the outstanding shares of Series A and B convertible preferred stock are converted on a one for one basis into common stock.

Redemption

        Beginning in June 2001, the Company may elect to redeem the outstanding shares of Series A and B convertible preferred stock at a redemption price equal to the liquidation value per share of such shares, including the acceleration of certain dividends, multiplied by a specified percentage. The specified percentage is initially equal to 103%, and the percentage will be reduced by 1% annually in each of the subsequent three years. Thereafter the percentage will be equal to 100%.

Voting

        The Series A and B convertible preferred stockholder does not possess general voting rights together with holders of common stock. A separate vote of 66.67% of the outstanding shares of Series A and B convertible preferred stock is required in certain limited situations, including liquidation, dissolution or winding up of the Company, or taking certain actions which would adversely affect the rights of the holders of the Series A and B convertible preferred stock as a class.

Conversions of Preferred Stock

        In August 2001, the Company registered 32.1 million shares of its common stock with the Securities and Exchange Commission on Form S-3. Of the 32.1 million shares, (i) approximately 12.5 million represented previously unregistered shares of common stock held by Sprint, (ii) approximately 12.5 million represented common stock underlying approximately 13.2 million shares of convertible preferred shares held by Sprint and (iii) 7.1 million represented common shares underlying 7.1 million shares of Series C convertible preferred shares held by Apple. The registration represented Apple's entire stock ownership in EarthLink.

        Sprint subsequently sold 18.4 million shares of common stock. Of that amount, 12.5 million shares were previously unregistered shares of EarthLink common stock held by Sprint and 5.9 million shares were obtained by Sprint upon conversion of 6.2 million shares of Series B convertible preferred stock.

        In November 2001, Sprint obtained 3.0 million shares of the Company's common stock upon conversion of 3.1 million shares of Series A convertible preferred stock. The underlying shares were registered for sale through a Rule 144 filing.

        In March, August and November of 2002, Sprint obtained 2.0 million, 5.0 million and 1.8 million shares of the Company's common stock, respectively, upon conversion of 2.1 million, 5.1 million and 1.8 million shares of Series A convertible preferred stock, respectively. The underlying shares were registered for sale through a Rule 144 filing.

11. Deductions for Accretion Dividends

        Increases in the liquidation value per share resulting from the payment "in kind" of dividends on the Series A and B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $16.0 million, $20.4 million and $13.0 million for the years ended December 31, 2000, 2001 and 2002, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock.

        Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

Adjustable Conversion Ratios," based upon the rate at which the preferred stock becomes convertible. In effect, the Series A and B convertible preferred stock was issued at a discount to fair value, and the discount is being accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio is equal to one to one in June 2003. Deductions for accretion dividends includes approximately $7.7 million, $9.5 million and $7.0 million for the years ended December 31, 2000, 2001 and 2002, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

F-31

12. Stock Compensation Plans and Warrants

Option Plans

        The Company has granted options to purchase the Company's common stock to employees and directors under various stock option plans. All stock option plans are administered by the Compensation Committee appointed by the Board of Directors, and as a result, the Compensation Committee determines the terms of the options granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. As of December 31, 2002, there were approximately 33.3 million options authorized for grant to purchase EarthLink common stock under the Company's stock option plans, and 5.3 million were available for grant under the stock options plans as of December 31, 2002.

Warrants

        The Company has historically issued to certain members of its Board of Directors, customers, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock. During the year ended December 31, 2000, the Company issued warrants to purchase a total of 164,388 shares of the Company's common stock. The warrants were issued on September 12, 2000 in connection with the acquisition of OneMain. The warrants have an exercise price of $18.25 per share and expire on September 12, 2005. The value of the warrants was estimated at $5.86 each under the Black-Scholes method assuming volatility of 93%, a risk free interest rate of 6.11%, a contractual life of five years, and an annual dividend rate of zero. The Company did not issue warrants during the years ended December 31, 2001 and 2002. As of December 31, 2002, warrants to purchase a total of 242,793 shares of common stock were outstanding.

Options and Warrants Outstanding

        The following table summarizes information concerning stock option and warrant activity during the years ended December 31, 2000, 2001 and 2002:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Balance at December 31, 1999	13,465	$14.72
Granted	15,014	$12.90
Exercised	(2,270)	$3.31
Forfeited	(4,043)	$24.55

Balance at December 31, 2000	22,166	$15.07
Granted	4,151	$13.37
Exercised	(1,821)	$4.45
Forfeited	(3,474)	$15.63

Balance at December 31, 2001	21,022	$15.66
Granted	10,925	$7.26
Exercised	(307)	$3.05
Forfeited	(3,284)	$15.14

Balance at December 31, 2002	28,356	$12.62

Exercisable at December 31, 2000	5,416

Exercisable at December 31, 2001	8,404

Exercisable at December 31, 2002	11,688

        The weighted average fair value of the options granted during the years ended December 31, 2000, 2001 and 2002, calculated using the Black-Scholes option-pricing model, was $8.74, $10.70 and $5.17, respectively. The following table summarizes the status of the Company's stock options and warrants as of December 31, 2002:

Stock Options Outstanding
				Stock Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.26 to $ 4.65	1,399	3.43	$1.93	1,399	$1.93
4.85 to 5.10	1,999	9.77	5.10	10	4.85
5.31 to 5.56	3,397	9.78	5.55	143	5.46
5.72 to 9.25	2,937	8.46	7.20	887	7.35
9.64 to 9.64	3,629	9.06	9.64	—	—
9.83 to 10.06	5,915	7.56	10.06	3,303	10.05
10.38 to 16.82	3,506	8.02	13.98	1,508	13.47
18.25 to 24.92	1,652	6.66	21.72	1,314	21.72
25.13 to 34.50	2,530	6.83	26.94	1,883	27.15
34.67 to 51.44	1,392	6.12	41.26	1,241	41.47

$0.26 to $51.44	28,356	7.93	$12.62	11,688	$16.66

Employee Stock Purchase Plan

        During the year ended December 31, 2002, the Company adopted the EarthLink, Inc. Employee Stock Purchase Plan (the "ESPP"). Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings are used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of (i) the closing price on the first trading day of the just completed quarter or (ii) the closing price on the last trading day of the just completed quarter. The ESPP authorizes the issuance of up to 500,000 shares of EarthLink common stock. On January 1, 2003, the number of shares authorized for issuance under the ESPP increased to 600,000. During the year ended December 31, 2002, employees purchased approximately 102,000 shares at a weighted average purchase price of $5.02 per share.

SFAS No. 123 Pro Forma Disclosure

        The Company has adopted the disclosure requirements of SFAS No. 123 and, as permitted under SFAS No. 123, applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Under APB Opinion No. 25, the Company generally does not recognize compensation expense upon the issuance of its stock options because the exercise price equals the market price of the underlying stock on the date of grant. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method, for its stock option plans and the ESPP and recorded compensation expense on a straight-line basis over the vesting period of the awards, net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(369,652)	$(370,941)	$(168,020)

Pro forma	$(432,428)	$(428,544)	$(226,118)

Basic and diluted net loss per share:
As reported	$(2.99)	$(2.73)	$(1.11)

Pro forma	$(3.50)	$(3.16)	$(1.49)

        For disclosure purposes, the fair value of stock options used to compute pro forma net loss disclosures is the estimated fair value at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2000	2001	2002
Annual dividends	zero	zero	zero
Expected volatility	92%	93%	76%
Risk free interest rate	5.96%	4.63%	3.69%
Expected life	6.6 years	6.6 years	6.6 years

        For options granted during the year ended December 31, 2002, the Company's assumption of future volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2001 through the date of option grant because management believes the historical volatility since January 1, 2001 is more representative of prospective volatility. Volatility estimates for options granted during the years ended December 31, 2000 and 2001 were based on historical volatility over periods of five to seven years.

13. Income Taxes

        The provision (benefit) for income taxes is comprised of the following for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current	$(6,654)	$—	$—
Deferred	4,260	—	—

	$(2,394)	$—	$—

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Federal income tax benefit at statutory rate	$(121,911)	$(119,372)	$(51,812)
State income taxes, net of federal benefit	(13,842)	(12,633)	(6,699)
Nondeductible goodwill and acquisition costs	12,905	13,389	—
Net change to valuation allowance	119,908	121,633	58,225
Other	546	(3,017)	286

	$(2,394)	$—	$—

        As a result of the tax-free merger with OneMain in September 2000, the Company acquired $32.9 million of additional deferred tax liabilities primarily related to the customer base and related intangibles. The Company acquired $49.4 million and $35.8 million of additional deferred tax assets, primarily related to net operating losses, in conjunction with the acquisitions of Cidco in December 2001 and PeoplePC in July 2002, respectively. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

        Deferred tax assets and liabilities include the following as of December 31, 2001 and 2002:

	As of December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
Net operating losses	$243,881	$283,253
Accrued liabilities and reserves	13,067	21,729
Customer base and other intangible assets	77,390	95,373
Other	3,862	30,312

Total deferred tax assets	338,200	430,667
Valuation allowance	(338,200)	(430,667)

Net deferred taxes	$—	$—

        At December 31, 2001 and 2002, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $601.9 million and $671.9 million, respectively, which begin to expire in 2010. At December 31, 2001 and 2002, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $440.0 million and $523.5 million, respectively, which begin to expire in 2002. The Company also had $35.5 million of foreign net operating loss carryforwards at December 31, 2002. Under the Tax Reform Act of 1986, the Company's ability to use its federal, state and foreign net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. The utilization of these carryforwards could be restricted and could result in significant amounts of these carryforwards expiring prior to benefiting the Company. The Company is in the process of evaluating the extent of the limitation. At December 31, 2001 and 2002, the net operating loss carryforwards include $74.8 million and $75.2 million, respectively, related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss carryforward will be credited directly to equity.

14. Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2011. Total rent expense in the years ended December 31, 2000, 2001 and 2002 for all operating leases amounted to $19.8 million, $31.0 million and $29.7 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include escalation clauses and purchase options at the end of the lease term.

        During the years ended December 31, 2000 and 2001, the Company financed the acquisition of data processing and office equipment amounting to approximately $5.6 million and $0.9 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The sale-leaseback transactions are recorded at cost, which approximates the fair market value of the property, and therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds received is recorded and reduced as payments are made under the lease agreements.

        Minimum lease commitments under non-cancelable leases at December 31, 2002 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2003	$4,907	$25,004
2004	917	24,280
2005	8	18,892
2006	—	15,823
2007	—	11,405
Thereafter	—	14,977

Total minimum lease payments	5,832	110,381
Less aggregate sublease income		(3,730)
Less amount representing interest	(1,844)

Present value of future lease payments	3,988
Less current portion	(3,369)

	$619	$106,651

Significant Agreements

        Access to the Internet for customers outside of the Company's base of owned POPs is provided through capacity leased from a number of third-party providers such as Level 3, Sprint and UUNet. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base at EarthLink's normal rates. Amounts payable at December 31, 2001 and 2002 under such agreements are included in accrued communications costs in Note 7.

        Minimum commitments under non-cancelable network service agreements are as follows at December 31, 2002:

Year Ending December 31,	(in thousands)
2003	$168,236
2004	101,530
2005	13,480
2006	10,157
2007	5,315
Thereafter	251

Total	$298,969

        Cost of revenues from these non-cancelable network service agreements totaled $323.9 million, $449.5 million and $263.3 million for the years ended December 31, 2000, 2001, and 2002, respectively.

15. Profit Sharing Plans

        In January 2001, the Company consolidated the legacy 401(k) savings plans of EarthLink Network and MindSpring into the EarthLink Inc. 401(k) Plan ("Plan"). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Under the Plan, the Company makes a discretionary matching contribution of 33% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for the years ended December 31, 2000, 2001 and 2002 were $0.8 million, $1.3 million and $2.3 million, respectively.

        Effective January 1, 2003, the Company increased its discretionary matching contribution to 50% of the first 2% of base compensation contributed to the Plan and 33% of the next 4% of base compensation contributed to the Plan.

16. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Issuance of common stock in conjuction with acquisitions	$106,698	$1,876	$1,341
Options and warrants issued in conjunction with acquisitions	4,503	—	—
Non-cash acquisition costs	16,362	—	—
Assets acquired pursuant to capital leases	—	—	2,101
Cash paid during the year for interest	2,942	2,211	1,045
Non-cash adjustments related to accretion dividends	23,730	29,880	19,987

17. Related Party Transactions

Sprint

        Under the network services agreement that was implemented in connection with the Strategic Alliance with Sprint, EarthLink paid Sprint approximately $53.6 million, $75.2 million and $75.4 million during the years ended December 31, 2000, 2001 and 2002, respectively. The aggregate amount due to Sprint was $12.4 million and $11.0 million at December 31, 2001 and 2002, respectively.

        In connection with the Company's commercial arrangements with Sprint described in Note 2, the Company received approximately $7.8 million, $22.0 million and $26.4 million during the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2001 and 2002, the Company had accounts receivable related to the commercial arrangements with Sprint of $6.8 million and $6.3 million, respectively.

Apple

        In connection with the multi-year partnership with Apple, EarthLink paid Apple approximately $34.3 million, $32.5 million and $29.1 million during the years ended December 31, 2000, 2001 and 2002, respectively. The amount due Apple under the multi-year partnership was $2.1 million and $2.4 million at December 31, 2001 and 2002, respectively.

ITC Holding Company, Inc.

        Mr. Campbell B. Lanier and Mr. William H. Scott, who prior to February 16, 2001 served on the Company's Board of Directors, resigned from the Board of Directors on February 16, 2001. Messrs. Lanier and Scott are members of the Board of Directors of ITC Holding Company, Inc. ("ITC Holding"), which was a substantial investor in EarthLink. ITC Holding sold its 10.7 million shares of EarthLink common stock during February 2001. The Company entered into certain business relationships with several subsidiaries and affiliates of ITC Holding. Except as noted below, none of these transactions were material for the years ended December 31, 2000 and 2001.

        The Company purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $9.6 million and $9.4 million during the years ended December 31, 2000 and 2001, respectively. The aggregate amount due to ITC DeltaCom under the agreements was $0.5 million at December 31, 2001.

Officers and Directors

        At December 31, 2001, the Company had notes receivable from four officers, two of whom were members of the Board of Directors, aggregating $2.1 million. At December 31, 2002, the Company had notes receivable from one officer and one former officer aggregating $1.1 million. The notes receivable at December 31, 2001 and 2002 are included in other long-term assets in the accompanying Consolidated Balance Sheets.

        The Company had commercial arrangements with Overture Services, Inc. (formerly known as GoTo.com) ("Overture"). A member of our Board of Directors is the Chairman of the Board of Overture. Overture was (but no longer is) EarthLink's default search engine provider, and during the years ended December 31, 2001 and 2002, Overture paid the Company approximately $6.8 million and $0.3 million, respectively, in connection with the commercial arrangements.

        As of December 31, 2001, the Company had made equity capital investments totaling $10.0 million in eCompanies Venture Group, LP ("EVG"), an affiliate of eCompanies, LLC ("eCompanies"). The carrying value of the investment in EVG as of December 31, 2001 and 2002 was $1.5 million and $0.9 million, respectively. Sky Dayton, EarthLink's Chairman of the Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. The Company recorded adjustments of $3.9 million, $10.0 million and $0.6 million during the years ended December 31, 2000, 2001 and 2002, respectively, to write investments in other companies, including EVG, down to their estimated realizable values. During the years ended December 31, 2000 and 2001, the Company paid consulting fees and expenses to eCompanies of approximately $0.2 million and $0.5 million, respectively. The Company made no payments to eCompanies during the year ended December 31, 2002 and has paid all amounts due under the contract with eCompanies.

        During the years ended December 31, 2000 and 2001, the Company had commercial arrangements with affiliates of 4Sure.com, Inc. ("4Sure"). A member of EarthLink's Board of Directors was the Chairman of 4Sure through July 2001. The amounts received from 4Sure during the years ended December 31, 2000 and 2001 were not material.

        During the year ended December 31, 2002, the Company entered into a commercial arrangement with Boingo Wireless, Inc. ("Boingo"). Sky Dayton, EarthLink's Chairman of the Board of Directors, is the founder and Chief Executive Officer of Boingo. The amounts paid to and received from Boingo during the year ended December 31, 2002 were not material.

18. Subsequent Events (Unaudited)

2003 Call Center Reconfiguration Plan

        On January 28, 2003, EarthLink announced a comprehensive plan to streamline its call center facilities to further increase operational efficiencies and reduce overall costs, while maintaining its commitment to its award winning customer service. In connection with the plan, EarthLink will close its call center operations in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during February and March of 2003. EarthLink expects to transition customer inquiries normally handled by these facilities to EarthLink's remaining centers in Atlanta, Georgia; Harrisburg, Pennsylvania; and Roseville, California as well as to existing outsourced call center providers. The Company anticipates the plan will result in a net reduction of approximately 920 employees, primarily customer support personnel.

        In connection with the plan, EarthLink expects to record facility exit costs of approximately $41.0 million in the quarter ended March 31, 2003 associated with the closing of these facilities. These costs are expected to include approximately $11.0 million for certain employee-related costs, approximately $20.0 million for lease termination costs, and non-cash asset write-offs of approximately $10.0 million.

Share Repurchase Program

        In February 2003, the Board of Directors authorized the repurchase of an additional $25.0 million of the Company's common stock pursuant to the Company's Repurchase Program, increasing the total authorized for repurchase to $50.0 million. As of February 28, 2003, the Company had repurchased 4.9 million shares of its common stock for $26.5 million.

19. Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2002. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(unaudited) (in thousands, except per share data)
Revenues	294,938	303,773	319,012	327,205	333,410	335,459	340,698	347,854
Operating costs and expenses	404,105	396,544	399,969	400,840	391,707	374,011	369,093	382,631

Loss from operations	(109,167)	(92,771)	(80,957)	(73,635)	(58,297)	(38,552)	(28,395)	(34,777)
Other income (expense), net	9,573	2,267	3,938	(309)	3,720	3,702	2,696	1,870

Net loss	(99,594)	(90,504)	(77,019)	(73,944)	(54,577)	(34,850)	(25,699)	(32,907)
Deductions for accretion dividends (1)	(8,134)	(8,184)	(7,376)	(6,186)	(6,113)	(5,509)	(4,369)	(3,996)

Net loss attributable to common stockholders	$(107,728)	$(98,688)	$(84,395)	$(80,130)	$(60,690)	$(40,359)	$(30,068)	$(36,903)

Basic and diluted net loss per share (2)	$(0.82)	$(0.75)	$(0.62)	$(0.55)	$(0.41)	$(0.27)	$(0.20)	$(0.24)

Weighted average common shares outstanding	130,583	131,147	135,192	145,853	148,407	150,226	152,231	154,473

(1)
Reflects the accretion of the liquidation value per share on the Series A and B convertible preferred stock at a 3% annual rate, compounded quarterly, and dividends related to the beneficial conversion features of the Series A and B convertible preferred stock in accordance with EITF Issue No. 98-5.

(2)
Because of the method used in calculating per share data, the quarterly net losses per share will not necessarily add to the net loss per share computed for the year.

EXHIBIT INDEX

Exhibit		Description
2.1	—	Offer Agreement by and among PeoplePC Inc., EarthLink, Inc., and EL Sub, Inc. dated as of June 9, 2002 (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K, dated June 11, 2002—File No. 001-15605).
3.1	—	Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
3.2	—	Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.3	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.4	—	Certificate of Correction Filed to Correct Certain Inaccuracies in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.8 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.5	—	Certificate of Correction Filed to Correct a Certain Inaccuracy in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of EarthLink, Inc. (incorporated by reference to Exhibit 4.9 to EarthLink, Inc.'s Form S-3/A—File No. 333-59456).
4.6	—	Investor Rights Agreement dated January 4, 2000, between EarthLink Network, Inc. and Apple Computer, Inc. Limited (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-4 of WWW Holdings, Inc. (predecessor to EarthLink, Inc.)—File No. 333-94177).
4.7	—	Amended and Restated Registration Rights Agreement, dated as of February 8, 2001, with Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.9 of EarthLink, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 2000—File No. 001-15605).
4.8	—	Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.9	—	First Supplemental Indenture (incorporated by reference to Exhibit 4.4 to MindSpring Enterprises, Inc.'s Form S-3/A—File No. 333-74151).
4.10	—	Second Supplemental Indenture (incorporated by reference to Exhibit 4.3 to EarthLink, Inc.'s Form S-4—File No. 333-41064).
4.11	—	Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Form 8-K, dated August 6, 2002—File No. 001-15605).
4.12	—	Certificate of Designations, Preferences and Rights of Series D Junior Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 8-A of EarthLink, Inc. dated August 6, 2002—File No. 001-15605).

E-1

10.1	—	Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.2	—	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-39456).
10.3	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.4	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6	—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333- 83870).
10.7	—	(a) Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement, dated May 31, 1996, between EarthLink Network, Inc. and Netscape Communications Corporation (incorporated by reference to Exhibit 10.6 of EarthLink Network, Inc.'s Registration Statement on Form S-1/A—File No. 333-05055).
(b) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(a) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).
(c) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement (incorporated by reference to Exhibit 10.6(b) of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).
10.8	—	Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.9 of EarthLink Network, Inc.'s amended Report on Form 10-K/A for the fiscal year ended December 31, 1997—File No. 000-20799).
10.9	—	Internet Wizard Sign-Up Agreement between EarthLink Network, Inc. and Microsoft Corporation, dated August 16, 1996 (incorporated by reference to Exhibit 10.19 of EarthLink Network, Inc.'s Registration Statement on Form S-1—File No. 333-15781).
10.10	—	Office Lease Agreement dated November 16, 1999 between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.11	—	Office Lease by and between The Mutual Life Insurance Company of New York and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Ernst & Young LLP.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).
99.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

E-2

QuickLinks

EARTHLINK, INC. Annual Report on Form 10-K For the Year Ended December 31, 2002
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements And Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EARTHLINK, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
EARTHLINK, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX