Form 10-K/A
period 2002-12-31
EARTHLINK INC
filed 2003-04-01
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 31, 2003 in order to correct two clerical errors in Note 10 of the Notes to Consolidated Financial Statements, and specifically (i) correcting a typographical error under the conversion value per share in the second table of Note 10 and (ii) deleting a paragraph under "Dividends" of Note 10 in its entirety because it was inadvertently not deleted due to a clerical oversight and is not an accurate statement.

        For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-K, amending only the aforementioned disclosures made in Note 10 of the Notes to Consolidated Financial Statements. This Amendment No. 1 has not been updated to reflect any events that occurred after the day of the original filing of the Form 10-K.

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

EARTHLINK, INC.

By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer Date: April 1, 2003

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

Date: April 1, 2003	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date: April 1, 2003	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)
Date: April 1, 2003	/s/ D. CARY SMITH D. Cary Smith, Vice President Corporate Controller (principal accounting officer)
Date: April 1, 2003	/s/ SKY D. DAYTON * Sky D. Dayton, Chairman of the Board
Date: April 1, 2003	/s/ AUSTIN M. BEUTNER * Austin M. Beutner, Director
Date: April 1, 2003	/s/ MARCE FULLER * Marce Fuller, Director

Date: April 1, 2003	/s/ ROBERT M. KAVNER * Robert M. Kavner, Director
Date: April 1, 2003	/s/ LINWOOD A. LACY, JR. * Linwood A. Lacy, Jr., Director
Date: April 1, 2003	/s/ DR. ROBERT M. METCALFE * Dr. Robert M. Metcalfe, Director

*By:	/s/ CHARLES G. BETTY Charles G. Betty Attorney-in-fact

CERTIFICATIONS

CERTIFICATION OF CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles G. Betty, the Chief Executive Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of EarthLink, Inc.;

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
Date: April 1, 2003	By:	/s/ Charles G. Betty
Charles G. Betty Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lee Adrean, the Chief Financial Officer of EarthLink, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of EarthLink, Inc.;

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
Date: April 1, 2003	By:	/s/ Lee Adrean
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

        The following table summarizes the number of shares of Series A and B convertible preferred stock outstanding at December 31, 2001 and the liquidation value and conversion value per share for each series as of December 31, 2001:

	Shares Outstanding	Liquidation Value per Share	Aggregate Liquidation Value	Conversion Value per Share	Conversion Ratio
	(in thousands, except ratio and per share amounts)
Series A	10,115	$20.83	$210,714	$21.74	0.9582
Series B	16,836	17.39	292,808	18.15	0.9582

	26,951		$503,521

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

EXPLANATORY NOTE
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