Form 10-Q
period 2003-03-31
EARTHLINK INC
filed 2003-05-15
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-15605

EARTHLINK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2511877 (I.R.S. Employer Identification No.)

1375 Peachtree St., Atlanta, Georgia 30309
(Address of principal executive offices) (Zip Code)

(404) 815-0770
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report date)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 30, 2003, 152,861,628 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2003

PART I

Item 1. Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	March 31, 2003
	(audited)	(unaudited)
	(in thousands)
Current assets:
Cash and cash equivalents	$382,065	$371,243
Investments in marketable securities	108,978	78,108
Accounts receivable, net	53,496	46,534
Prepaid expenses	16,836	19,574
Other assets	22,846	19,363

Total current assets	584,221	534,822
Long-term investments in marketable securities	24,394	48,326
Other long-term assets	7,325	7,938
Property and equipment, net	168,877	144,689
Intangible assets:
Customer bases	326,298	323,010
Goodwill and other indefinite life intangible assets	176,497	176,497

	502,795	499,507
Less accumulated amortization	(264,059)	(290,891)

Intangible assets, net	238,736	208,616

Total assets	$1,023,553	$944,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$46,610	$42,913
Accrued payroll and related expenses	28,335	20,107
Other accounts payable and accrued liabilities	170,287	178,742
Current portion of capital lease obligations	3,369	2,352
Deferred revenue	77,066	72,780

Total current liabilities	325,667	316,894
Deferred revenue, net of current portion	4,649	6,224
Long-term portion of capital lease obligations	619	499
Other long-term liabilities	318	7,515

Total liabilities	331,253	331,132
Stockholders' equity:
Preferred stock	180	180
Common stock	1,573	1,576
Additional paid-in capital	1,939,960	1,944,054
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,236,991)	(1,302,668)
Treasury stock	(14,176)	(31,627)
Unrealized gains on investments	531	521

Total stockholders' equity	692,300	613,259

Total liabilities and stockholders' equity	$1,023,553	$944,391

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2003
	(unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$262,740	$253,465
Broadband access	53,954	81,353
Web hosting	13,480	12,851
Content, commerce and advertising	3,236	6,080

Total revenues	333,410	353,749
Operating costs and expenses:
Telecommunications service and equipment costs	134,852	131,546
Sales incentives	17,674	5,340

Total cost of revenues	152,526	136,886
Sales and marketing	90,577	101,438
Operations and customer support	84,002	82,673
General and administrative	28,989	33,316
Acquisition-related amortization	35,613	26,829
Facility exit costs	—	36,596

Total operating costs and expenses	391,707	417,738

Loss from operations	(58,297)	(63,989)
Interest income and other, net	3,720	2,056

Net loss	(54,577)	(61,933)
Deductions for accretion dividends	(6,113)	(3,744)

Net loss attributable to common stockholders	$(60,690)	$(65,677)

Basic and diluted net loss per share	$(0.41)	$(0.43)

Weighted average common shares outstanding	148,407	153,407

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
	(unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(54,577)	$(61,933)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	64,839	49,411
Disposals and impairments of fixed assets	—	7,652
Decrease in accounts receivable, net	852	6,963
(Increase) decrease in prepaid expenses and other assets	(925)	131
(Decrease) increase in accounts payable and accrued liabilities	(24,170)	12,924
Decrease in deferred revenue	(2,806)	(2,856)

Net cash (used in) provided by operating activities	(16,787)	12,292
Cash flows from investing activities:
Purchases of property and equipment	(12,526)	(8,245)
Proceeds from sales of fixed assets	—	542
Investments in marketable securities:
Purchases	(37,603)	(25,665)
Sales and maturities	65,980	32,593
Purchases of businesses, net of cash acquired	(1,135)	—
Purchases of customer bases and subscriber lists	(6,100)	(4,104)

Net cash provided by (used in) investing activities	8,616	(4,879)
Cash flows from financing activities:
Principal payments under capital lease obligations	(3,736)	(1,137)
Proceeds from stock options and warrants exercised and employee stock purchase plan purchases	504	353
Purchases of treasury stock	—	(17,451)

Net cash used in financing activities	(3,232)	(18,235)

Net decrease in cash and cash equivalents	(11,403)	(10,822)
Cash and cash equivalents, beginning of period	424,029	382,065

Cash and cash equivalents, end of period	$412,626	$371,243

Supplemental non-cash disclosures:
Common stock issued in conjunction with an acquisition	$1,341	$—

Non-cash adjustments related to accretion dividends	$6,113	$3,744

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider (ISP), providing reliable nationwide Internet access and related value-added services to its individual and business subscribers. EarthLink's primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services. The Company provides a broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence (POPs), a nationwide broadband footprint and wireless technologies.

2.     Basis of Presentation

        The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2002 contained in the Company's Annual Report on Form 10-K (as amended by Form 10-K/A), as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position of the Company at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2002 and 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

3.     Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44 and 64, and makes technical corrections to other Statements of Financial Standards. The Company adopted SFAS No. 145 in January 2003, and the adoption of SFAS No. 145 had no material effect on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Issue No. 94-3 of the Emerging Issues Task Force ("EITF"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS

No. 146 in January 2003, and the adoption of SFAS No. 146 had no material effect on the Company's results of operations or financial position.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003, and EarthLink does not expect that the adoption of EITF Issue No. 00-21 will have a material effect on its results of operations or financial position.

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

4.     Net Loss Per Share

        SFAS No. 128, "Earnings per Share," requires a dual presentation of basic and diluted earnings (loss) per share ("EPS"). Basic EPS represents the weighted average number of common shares outstanding divided into net loss attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as "Common Stock Equivalents"), were exercised or converted into common stock. However, the Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS because such inclusion would have an anti-dilutive effect. The Common Stock Equivalents during the quarter ended March 31, 2003 included approximately 18.0 million shares of outstanding convertible preferred stock on an as converted basis as well as the dilutive effect of approximately 3.3 million outstanding options and warrants with exercise prices less than the average closing price of the Company's common stock during the quarter.

5.     Comprehensive Loss

        Comprehensive loss includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive loss for the three months ended March 31, 2002 and 2003 was comprised of the following:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Net loss	$(54,577)	$(61,933)
Net change in unrealized gain (loss) on investments	—	(10)

Total comprehensive loss	$(54,577)	$(61,943)

6.     Stock-Based Compensation

        The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company discloses pro forma information required under SFAS No. 123. Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and valued using the Black-Scholes model.

        The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 and, as permitted under SFAS No. 123, applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. During the three months ended March 31, 2002 and 2003, the Company recognized no amounts of compensation expense based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the Company would have recorded $15.1 million and $12.0 million of compensation expense during the three months ended March 31, 2002 and 2003, respectively. Net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2002	2003
	(in thousands, except per share data)
Net loss attributable to common stockholders:
As reported	$(60,690)	$(65,677)

Pro forma	$(75,824)	$(77,651)

Basic and diluted net loss per share:
As reported	$(0.41)	$(0.43)

Pro forma	$(0.51)	$(0.51)

7.     Acquisitions and Asset Purchases

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

PeoplePC Inc.

        In July 2002, EarthLink purchased, via a tender offer, the outstanding stock of PeoplePC Inc. ("PeoplePC"). PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners. Pursuant to the agreement, EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and paid transaction costs of $1.3 million. EarthLink assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services and a personal computer as part of a bundled package prior to the acquisition date and assumed other liabilities of $25.9 million. As a result of the acquisition of PeoplePC, the Company allocated approximately $11.0 million to the value of the acquired subscriber base and recorded goodwill and other indefinite life intangible assets of approximately $43.0 million. The amounts of liabilities assumed and assets acquired are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition. Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

Pro forma disclosures of financial information

        The actual results of PeoplePC have been included in the results of operations for EarthLink for the three months ended March 31, 2003. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2002 combines the results of operations of PeoplePC and EarthLink as if the acquisition occurred on January 1, 2002. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2002 is not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during this period. The unaudited pro forma statement of operations is not necessarily indicative of the results that may be achieved in the future.

Condensed combined statement of operations data:	Three Months Ended March 31, 2002
(unaudited) (in thousands, except per share data)
Total revenues	$353,451
Net loss	(63,096)
Deductions for accretion dividends	(6,113)

Net loss attributable to common stockholders	$(69,209)

Basic and diluted net loss per share	$(0.47)

Weighted average common shares	148,407

8.     Restructuring and Facility Exit Costs

Cidco Incorporated

        EarthLink's acquisition of Cidco Incorporated ("Cidco") in December 2001 included costs related to a formal EarthLink plan (the "Cidco Plan") to integrate Cidco's operations into EarthLink's operations. The costs associated with the Cidco Plan included (i) $1.2 million related to the write-off of duplicative assets, (ii) $2.0 million related to employee termination benefits and (iii) $2.8 million related to non-cancelable leases for Cidco's facilities. As of December 31, 2002, EarthLink had paid all employee termination benefits and had written off all duplicative assets. The costs of the Cidco Plan are included in the purchase price of Cidco and are reflected in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the liability associated with the non-cancelable leases as of and for the three months ended March 31, 2003:

	Balance December 31, 2002	Payments	Balance March 31, 2003
	(in thousands)
Non-cancelable lease liability	$2,326	$(502)	$1,824

PeoplePC

        EarthLink's acquisition of PeoplePC included costs related to a formal EarthLink plan (the "PeoplePC Plan") to integrate PeoplePC's operations into EarthLink's operations and to exit PeoplePC's international operations. The PeoplePC Plan called for the net reduction of approximately 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of March 31, 2003, 12 of these positions had been terminated as a result of the PeoplePC Plan. The costs associated with the PeoplePC Plan included (i) $2.1 million related to the write-off of duplicative and abandoned assets, (ii) $0.8 million related to employee termination benefits and (iii) $1.8 million related to exiting PeoplePC's international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The Company wrote-off all impaired assets as of the acquisition date. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are reflected in the fair values of tangible and intangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the employee termination benefits and non-cancelable lease liability associated with the PeoplePC Plan as of and for the three months ended March 31, 2003:

	Balance December 31, 2002	Payments	Balance March 31, 2003
	(in thousands)
Severance costs	$191	$(62)	$129
Non-cancelable lease	596	(106)	490

	$787	$(168)	$619

Facility exit costs

        On November 15, 2002, EarthLink closed its Phoenix, Arizona call center facility. The plan for the closure of the Phoenix facility called for the elimination of approximately 259 positions, primarily customer support personnel. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million. As of March 31, 2003, the Company had paid all exit costs and written off the impaired assets associated with the Phoenix facility.

        On January 28, 2003, EarthLink announced a plan to streamline its call center facilities (the "Call Center Plan"). In connection with the Call Center Plan, EarthLink closed its call center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four call center facilities resulted in the termination of approximately 1,220 employees, primarily customer support personnel. As of March 31, 2003, the Company had communicated details of the Call Center Plan, including termination dates, to all 1,220 affected employees, and 1,175 of the affected employees' positions had been eliminated. The remaining employees had termination dates in April 2003. The Call Center Plan resulted in a net reduction of approximately 920 employees, primarily customer support personnel, because EarthLink hired customer support personnel at its remaining facilities to support its broadband service offerings. In connection with the Call Center Plan, EarthLink recorded facility exit costs of $36.6 million. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and approximately $7.7 million in asset write-downs.

        The following table summarizes the status of the accrued severance costs associated with the Phoenix call center facility exit costs as well as the facility exit costs associated with the Call Center Plan as of and for the three months ended March 31, 2003:

	Balance December 31, 2002	Facility Exit Costs	Non-Cash Items	Payments	Balance March 31, 2003
	(in thousands)
Phoenix call center facility exit costs:
Severance and personnel related costs	$296	$—	$—	$(296)	$—

Facility exit costs associated with the Call Center Plan:
Severance and personnel related costs	$—	$10,737	$—	$(3,130)	$7,607
Telecommunications service termination and real estate costs, including non-cancelable leases	—	18,207	—	(360)	17,847
Write-off abandoned and disposed assets	—	7,652	(7,652)	—	—

	$—	$36,596	$(7,652)	$(3,490)	$25,454

9.     Investments

        Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A; asset-backed securities; and government agency notes. The Company had no realized gains or losses from the sale of investments in marketable securities for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company received proceeds of $17.1 million upon the sale of available-for-sale securities and realized gains of $0.2 million and realized no losses upon the sale of investments prior to their maturities.

10.   Acquisition-Related Amortization

        Acquisition-related amortization for the three months ended March 31, 2002 and 2003 represents the amortization of definite life intangible assets, primarily customer bases but excluding software, acquired in conjunction with the purchases of businesses and the purchases of customer base assets from other service providers. Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.

        EarthLink adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, and as a result, the Company discontinued the amortization of goodwill and other indefinite life intangible assets. Accordingly, acquisition-related amortization for the three months ended March 31, 2002 and 2003 does not include amortization of goodwill and other indefinite life intangible assets.

11.   Share Repurchase Program

        In August 2002, the Board of Directors approved a share repurchase program and authorized an initial repurchase of up to $25.0 million of the Company's common stock. In February 2003, the Board of Directors authorized the repurchase of an additional $25.0 million of the Company's common stock pursuant to the Company's share repurchase program, increasing the total authorized for repurchase to $50.0 million. As of March 31, 2003, the Company had repurchased 5.9 million shares of its common stock for $31.6 million.

12.   Deductions for Accretion Dividends

        Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment "in kind" of dividends on the Series A and B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $4.1 million and $2.4 million for the three months ended March 31, 2002 and 2003, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock.

        Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based upon the rate at which the preferred stock becomes convertible. In effect, the Series A and B convertible preferred stock were issued at a discount to fair value, and the discount for each series is being accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio is equal to one to one in June 2003. Deductions for accretion dividends includes approximately $2.0 million and $1.3 million for the three months ended March 31, 2002 and 2003, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

13.   Subsequent Events

Conversions of convertible preferred stock

        On April 4, 2003, Sprint Corporation ("Sprint") converted approximately 9.0 million shares of Series B convertible preferred stock into 9.0 million shares of common stock, and the Company simultaneously repurchased the 9.0 million shares of common stock from Sprint for $53.1 million.

        On April 4, 2003, Sprint converted approximately 1.1 million shares of Series A convertible preferred stock into approximately 1.1 million shares of common stock. The conversion by Sprint of these Series A convertible preferred shares represented all of the outstanding shares of Series A convertible preferred stock. Consequently, there are currently no shares of Series A convertible preferred stock outstanding.

        On May 5, 2003, Sprint converted approximately 4.0 million shares of Series B convertible preferred stock into approximately 4.0 million shares of common stock.

Outstanding convertible preferred stock

        A summary of the outstanding shares of Series B convertible preferred stock as well as the liquidation value and conversion value of the Series B convertible preferred stock as of May 6, 2003 is as follows:

	Shares Outstanding	Liquidation Value per Share	Aggregate Liquidation Value	Conversion Value per Share	Conversion Ratio
	(in thousands, except ratio and per share amounts)
Series B	3,780	$18.11	$68,456	18.15	0.9976

Preferred stock dividends

        Sprint, as the holder of the Series A and B convertible preferred stock, receives dividends on Series A and B convertible preferred stock at an annual rate of 3% of the stated liquidation value per share, compounded quarterly. Through June 2003, such dividends are payable "in kind" by way of an increase in the liquidation value per share. The increase in the liquidation value per share has the effect of increasing the conversion ratio of the convertible preferred stock such that in June 2003, the convertible preferred stock is convertible into common stock at a ratio of one to one.

        Beginning in June 2003, the Series B convertible preferred stock pays quarterly cumulative cash dividends at an annual rate of 3% of the liquidation value per share. Beginning in June 2018, the Series B convertible preferred stock pays quarterly cumulative cash dividends at an annual rate of 8%, increasing to a fixed annual rate of 12% beginning in June 2020. Based on the number of preferred shares outstanding at May 6, 2003, a quarterly cash dividend of $0.5 million will be payable to the holder of EarthLink preferred stock beginning in September 2003, and a quarterly cash dividend of $0.5 million will continue to be payable on a quarterly basis through June 2018 if the number of shares of convertible preferred stock outstanding at May 6, 2003 remains outstanding. If the number of shares of convertible preferred stock outstanding at May 6, 2003 remains outstanding beyond June 2018, the quarterly cash dividend payable would increase to $1.4 million in September 2018, $1.7 million in September 2019, and $2.1 million in September 2020. The cash dividend would remain at $2.1 million quarterly, or $8.2 million annually, after September 2020 as long as the same number of shares of convertible preferred stock remains outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under "Safe Harbor Statement" in this Item 2.

        The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K (as amended by Form 10-K/A) for the year ended December 31, 2002.

Overview

        EarthLink, Inc. ("EarthLink," "we," "us" or "our") is a leading Internet service provider ("ISP"), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers. Our primary service offerings include narrowband, broadband or high-speed, and wireless Internet access; web hosting services; and advertising and related marketing services. We provide our broad range of products and services to thousands of communities through a nationwide network of dial-up points of presence (POPs), a nationwide broadband footprint and wireless technologies.

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

        Our subscriber base grew slightly from approximately 4.9 million paying subscribers at March 31, 2002 to approximately 5.0 million paying subscribers at March 31, 2003. We have added subscribers organically through (i) strategic alliances with partners, original equipment manufacturers (OEMs) and various retail outlets; (ii) traditional marketing channels such as direct marketing; and (iii) word of mouth and referral marketing. We have also grown our subscriber base through acquisitions of businesses and customer bases.

        While our overall subscriber base grew slightly over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this segment of the Internet access market and our expanding broadband footprint and offerings, and toward non-traditional narrowband services, resulting from the acquisitions of Cidco Incorporated ("Cidco") (email appliance service) and PeoplePC Inc. ("PeoplePC") (a value-priced narrowband service). Our traditional, premium-priced narrowband subscriber base has declined somewhat reflecting the increasing maturity of this service.

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband; increasing the range of services offered, including new and differentiated forms of access as well as value-added services; leveraging the scale of our large subscriber base and existing infrastructure to improve profitability; and pursuing acquisitions to supplement the growth achieved through traditional sales and marketing channels.

Key Business Areas

        We derive substantially all revenues from services and related fees, and such revenues represented 97% or more of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services. EarthLink continues to realize revenues in four key business areas:

  •
  Narrowband access revenues, which consist of monthly fees charged for dial-up and wireless Internet access, certain usage and termination fees, equipment revenues derived from the sale of personal computers bundled with Internet access, and any associated equipment revenues for Internet appliances and wireless access devices;

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

Strategic Alliances, Acquisitions and Asset Purchases

        In June 1998, we entered into a strategic alliance with Sprint Corporation ("Sprint"), which included EarthLink being co-branded as Sprint's exclusive consumer Internet access provider. In February 2001, we renegotiated our arrangement with Sprint. While we continue to have a close relationship with Sprint, we agreed to release Sprint from its minimum commitment to provide us with 150,000 new subscribers per year. In the three months ended March 31, 2003, our relationship with Sprint generated approximately 10% of EarthLink's total gross organic subscriber additions. However, Sprint is free to pursue relationships with other Internet access providers, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

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

        In November 2000, we entered into an agreement with Time Warner Cable, a company whose networks pass approximately 20 million homes, for EarthLink to offer its broadband Internet services over Time Warner Cable systems. In connection with the agreement, Time Warner Cable receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. In the third quarter of 2001, we started providing services to subscribers via the Time Warner Cable network, and as of June 30, 2002, our full package of high-speed Internet access, content, applications and functionality was available in all 39 markets served, including the New York and Los Angeles markets.

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

        In January 2002, we acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy for approximately $6.2 million of cash and assumed liabilities. OmniSky was a provider of wireless data applications and services for use on mobile devices. The acquisition of the OmniSky platform allows EarthLink to extend its mobile service offerings onto popular Palm OS and other wireless handheld devices.

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

        In July 2002, we acquired PeoplePC. PeoplePC provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty ("Membership Package"). As a result of the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers ("Membership Customers") and approximately 55,000 value-priced, monthly billed subscribers. As of March 31, 2003, we continued to provide service to approximately 433,000 acquired Membership Customers. For the three months ended March 31, 2003, we excluded the acquired Membership Customers from subscriber amounts reported because they are non-paying customers. We will include the acquired Membership Customers in our reported subscriber amounts if and when they elect to convert to paying subscribers at the end of their prepaid terms. The PeoplePC business gives us the opportunity to create and market a value-priced access service and to compete in the value segment of the Internet access market.

        In October 2002, we entered into an agreement with subsidiaries of SBC Communications, Inc. ("SBC") to offer DSL services in 53 mid-sized markets covering approximately 12 million households in the west, southwest and upper midwest. In connection with the agreement, SBC receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. To date, we have launched services in all 53 markets.

        In March 2003, we entered into an expanded agreement with a subsidiary of BellSouth Corporation ("BellSouth") to utilize BellSouth's broadband infrastructure to serve an additional 4.5 million households, expanding EarthLink's market presence to 79 cities within BellSouth's southeastern markets. In connection with the agreement, BellSouth receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. EarthLink expects to begin widening its coverage in existing BellSouth markets and introducing service in the additional markets during the second quarter of 2003.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	% of Revenue	2003	% of Revenue
	(dollars in millions)
Revenues:
Narrowband access	$262.7	79	$253.5	72
Broadband access	54.0	16	81.3	23
Web hosting	13.5	4	12.8	3
Content, commerce and advertising	3.2	1	6.1	2

Total revenues	333.4	100	353.7	100
Operating costs and expenses:
Telecommunications service and equipment costs	134.8	40	131.6	37
Sales incentives	17.7	6	5.3	2

Total cost of revenues	152.5	46	136.9	39
Sales and marketing	90.6	27	101.4	29
Operations and customer support	84.0	25	82.7	23
General and administrative	29.0	9	33.3	9
Acquisition-related amortization	35.6	10	26.8	8
Facility exit costs	—	—	36.6	10

Total operating costs and expenses	391.7	117	417.7	118

Loss from operations	(58.3)	(17)	(64.0)	(18)
Interest income and other, net	3.7	1	2.1	—

Net loss	(54.6)	(16)	(61.9)	(18)
Deductions for accretion dividends	(6.1)	(2)	(3.8)	(1)

Net loss attributable to common stockholders	$(60.7)	(18)	$(65.7)	(19)

        The following table sets forth subscriber activity for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,843	4,987
Gross organic subscriber additions	550	627
Acquired subscribers	90	8
Churn	(602)	(601)

Subscribers at end of period	4,881	5,021

        The subscriber amounts above and in subsequent tables do not include the approximately 518,000 Membership Customers that purchased a Membership Package prior to the date of our acquisition of PeoplePC that continue to receive service for their prepaid term. The reported amount of subscribers as of March 31, 2003 excludes the approximately 433,000 Membership Customers that purchased Membership Packages prior to the acquisition date that we continued to provide service to as of

March 31, 2003. We have excluded these Membership Customers because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenue as it delivers services to these Membership Customers. Such reduction is intended to offset the cost of delivering the services. The reduction in the deferred service liability and the amount of associated revenue recorded in the three months ended March 31, 2003 was $4.6 million.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Narrowband access revenues

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. In addition, narrowband access revenues include monthly service fees and any associated equipment revenues for the Internet appliance and wireless access services provided as part of the our "EarthLink Everywhere" initiative and revenues derived from the sale of personal computers. Narrowband revenues decreased $9.2 million, or 4%, from $262.7 million during the three months ended March 31, 2002 to $253.5 million during the three months ended March 31, 2003. The decrease in narrowband revenues was due to a decrease in the average number of narrowband subscribers and a decrease in the average monthly narrowband access service revenue per subscriber. These decreases were slightly offset by an increase in equipment-related revenues, from $3.5 million during the three months ended March 31, 2002 to $6.9 million during the three months ended March 31, 2003, and the inclusion of $4.6 million in revenues related to the deferred service liability for PeoplePC Membership Customers noted above.

        Average monthly narrowband access service revenue per subscriber was $20.53 and $20.18 during the three months ended March 31, 2002 and 2003, respectively. Average narrowband subscribers decreased 165,000, or 4%, from 4.2 million during the three months ended March 31, 2002 to 4.0 million during the three months ended March 31, 2003.

        The following is a summary of our narrowband subscriber activity for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,203	4,035
Gross organic subscriber additions	445	487
Acquired subscribers	88	8
Narrowband subscribers converted to broadband	(12)	(29)
Churn	(550)	(540)

Subscribers at end of period	4,174	3,961

        On March 31, 2003, we had 4.0 million narrowband subscribers, a decrease of 213,000 from March 31, 2002. This decrease resulted from (i) the migration of narrowband subscribers to our broadband service and (ii) the continued maturing and ongoing competitiveness of the market for narrowband Internet access, resulting in fewer new customers from EarthLink's sales and marketing programs. The number of narrowband subscribers we are able to add may continue to decline and/or the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase as the market continues to mature or if competition becomes more intense.

        Our results of operations are significantly affected by subscriber cancellations, or "churn." Our quarterly monthly churn rates for narrowband subscribers were 4.5%, 4.1%, 4.1% and 4.0% during the four quarters of 2002 and 4.5% for the three months ended March 31, 2003. The increase in churn from the rates experienced in the latter half of 2002 is due to normal seasonality and early-life churn related to the high level of gross subscriber additions and acquired subscribers in the fourth quarter of 2002. However, if churn rates continue to be at or above the rate experienced in the three months ended March 31, 2003, our narrowband subscriber base may shrink at an increased rate. We continue to implement plans to address potential causes of churn. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $27.3 million, or 51%, from $54.0 million during the three months ended March 31, 2002 to $81.3 million during the three months ended March 31, 2003. The increase in broadband revenues was due to an increase in the average number of broadband subscribers from 511,000 during the three months ended March 31, 2002 to 835,000 during the three months ended March 31, 2003. The increase in average subscribers was due to the continued growth in market demand for broadband access via DSL and cable and continued significant EarthLink marketing efforts to promote broadband services.

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per broadband subscriber declined 8% from $35.18 during the three months ended March 31, 2002 to $32.45 during the three months ended March 31, 2003. The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL and cable and wholesale broadband relationships and to introductory pricing offered to new retail broadband customers to stimulate increased sales. The decrease in average monthly revenue per broadband subscriber is also due to less gross subscriber additions for our satellite services in the three months ended March 31, 2003. Gross subscriber additions for our satellite services generate significant first month revenues associated with the installation and sale of equipment, and such equipment and installation revenues had a diminished contribution to average monthly revenue per broadband subscriber in the three months ended March 31, 2003.

        The following is a summary of our broadband subscriber activity for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Subscribers at beginning of period	471	779
Gross organic subscriber additions	72	128
Acquired subscribers	1	—
Narrowband subscribers converted to broadband	12	29
Churn	(24)	(45)

Subscribers at end of period	532	891

        Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, has latitude in establishing price, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue. We have wholesale relationships with Sprint and Charter Communications, which together represent approximately 231,000 and 371,000 of our broadband subscribers at March 31, 2002 and 2003, respectively. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners.

        The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control. Such competitive pressures may cause us to decrease the price of our retail broadband access services resulting in a decrease in our average monthly revenue per broadband subscriber and/or may result in fewer new broadband subscribers from our sales and marketing programs. A decrease in the retail price of our broadband access services or a decrease in the number of new broadband subscribers would result in less broadband access revenues than anticipated and could materially, adversely affect the profitability of our business.

  Contracts with broadband network partners

        We have agreements with varying terms with all of our significant broadband network providers. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. Our contract with Charter Communications to provide wholesale broadband services is scheduled to expire in July of 2003. Our contract with Time Warner Cable for retail broadband services extends through December 31, 2006, and our contract with AT&T Broadband (now part of Comcast Corporation) for retail broadband services extends through July 2005. Our contract with Covad Communications Group, Inc. ("Covad") expires in July 2004. Our contracts with SBC expire in October 2005 and August 2006, and our contract with BellSouth expires in March 2006.

        Because our wholesale access service contracts with Sprint and Charter Communications expire or are otherwise subject to renewal in 2003, we are currently in the process of negotiating new wholesale broadband access contracts with each of these partners. While we anticipate maintaining relationships with Sprint and Charter Communications by entering into new contracts with these broadband network providers in 2003, the nature of our relationships with our wholesale broadband subscribers may change and the number of customers served and/or the average revenue per subscriber in our new contracts may be less than current levels. Nonetheless, we cannot be certain of renewal or non-termination of our contracts with these and our other channel partners.

        The availability of and charges for last mile access with these and our other last mile broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. EarthLink's business could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing telecommunications service providers, or otherwise extend our broadband footprint.

  Regulatory environment for broadband access

        We purchase last mile broadband access from incumbent local exchange carriers ("ILECs"); competitive local exchange carriers ("CLECs"); and cable and satellite providers. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently both regulatory and legislative proposals which could change this requirement. Cable providers are not required by current law to make last mile access available to ISPs like EarthLink; however, Time Warner Cable was required to make last mile access available over its cable facilities as a condition of completing a merger.

        In November 1999, the Federal Communications Commission ("FCC") issued an order which allowed CLECs, such as Covad, the ability to separately purchase from the ILECs the High Frequency Portion of the Loop (HFPL) used to provision DSL services. This is commonly known as line sharing. In May 2002, the U.S. Court of Appeals vacated and remanded the FCC's line sharing decision. On February 20, 2003, the FCC voted 3-2 to support an order which will eliminate line sharing, subject to a three-year phase-out period. At the end of that period, CLECs, including Covad, could be required to pay a full unbundled loop rate to the ILECs. Covad believes that it has an ongoing right to line-sharing under its contractual agreements with the ILECs, subject to change-in-law provisions. If Covad cannot continue to purchase line-shared services, we may move our subscribers provisioned on Covad's network to another wholesale broadband provider's network, including ILECs' and/or cable providers' networks. If we are required to move these subscribers or if the ILECs substantially increase the cost of such services, our business could be materially, adversely affected.

        The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to four years remaining on current contract terms. One of our ILEC broadband providers sets availability and prices based on tariff rates, which are subject to change from time to time, rather than contract. We do not believe our contracts with the ILECs are subject to the aforementioned line sharing regulations; however, regulatory actions regarding line sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We believe that, regardless of regulatory decisions that may be made, ILECs will continue to sell wholesale broadband access on economically reasonable terms to ISPs like EarthLink, although there can be no assurance of this. Our contracts with our cable providers and Covad, our principal CLEC, have up to four years remaining on current contract terms.

        EarthLink's strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink's business between ILECs and cable providers in major markets. To do this, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband subscriber base. EarthLink is also exploring the commercial feasibility of emerging alternative broadband access technologies to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

        The availability and/or pricing of last mile access with our wholesale broadband providers, including ILECs, CLECs, and cable providers, among others, at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. There can be no assurance that we will be able to extend our current contracts on terms acceptable to us or at all. Additionally, there can be no assurance that we will be able to gain access to and expand our last mile broadband access with DSL and cable providers to grow our retail broadband services. The inability to extend current contracts with last mile broadband access providers or to expand the availability of last mile broadband access could materially, adversely affect our business.

Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 5% from $13.5 million during the three months ended March 31, 2002 to $12.8 million during the three months ended March 31, 2003. The decrease in web hosting revenues was due to decreases in average web hosting subscribers and average monthly revenue per subscriber during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Average monthly revenue per subscriber declined 3% from $25.97 during the three months ended March 31, 2002 to $25.10 during the three months ended March 31, 2003. The decline in average monthly web hosting revenue per subscriber reflects the continued migration to lower price points to be competitive in the market for web hosting services. Average web hosting subscribers were 173,000 during the three months ended March 31, 2002 and 171,000 during the three months ended March 31, 2003.

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

        Content, commerce and advertising revenues increased $2.9 million, or 91%, from $3.2 million during the three months ended March 31, 2002 to $6.1 million during the three months ended March 31, 2003. The increase in content, commerce and advertising revenues is primarily due to increased search-related revenues.

Cost of revenues

        We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. Sales incentives decreased 70% from $17.7 million during the three months ended March 31, 2002 to $5.3 million during the three months ended March 31, 2003. The decrease in sales incentives is attributable to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs; a decline in the amount of free equipment provided to attract narrowband subscribers; and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

        Telecommunications service and equipment costs represent EarthLink's cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs decreased 2% from $134.8 million during the three months ended March 31, 2002 to $131.6 million during the three months ended March 31, 2003. Telecommunications service and equipment costs as a percentage of revenues decreased from 40.4% for the three months ended March 31, 2002 to 37.2% for the three months ended March 31, 2003.

        The decrease in telecommunications service and equipment costs during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was due to a 6% decrease in average monthly telecommunications service and equipment costs per subscriber offset by a 3% increase in average subscribers.

        Average monthly telecommunications service and equipment costs per subscriber decreased due to significant improvements in narrowband telecommunications costs per subscriber offset partially by the increasing portion of our business represented by broadband subscribers. The decline in average monthly narrowband telecommunications costs per subscriber was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Although overall average monthly telecommunications service and equipment costs per subscriber was unfavorably impacted during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 by the increasing portion of our business represented by broadband subscribers, we did realize a decline in our average monthly broadband telecommunications costs per subscriber in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. However, broadband access continues to have both a higher price and a higher cost of revenue per subscriber than the company average, as broadband is a more costly service to deliver. Broadband subscribers were 11% and 18% of total subscribers at March 31, 2002 and 2003, respectively. In general, the telecommunications cost per subscriber has declined over time, particularly for our narrowband services. The decline has resulted from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink's prospects for maintaining or further improving narrowband telecommunications costs could be negatively affected if one or more of EarthLink's key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink's principal providers for narrowband telecommunications services are Level 3 and Sprint, and our largest provider of broadband connectivity is Covad. We also do lesser amounts of business with a wide variety of local, regional and other national providers.

        Prior to the inclusion of sales incentives, gross margins were 59.6% and 62.8% for the three months ended March 31, 2002 and 2003, respectively. Gross margins on narrowband; web hosting; and content, commerce and advertising revenues all exceeded the company average, while gross margins on our broadband services were well below the company average. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive earnings before interest income and expense, income tax expense, and depreciation and amortization (EBITDA, a non-GAAP measure). Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for broadband services to achieve positive returns.

        We expect that there will be additional opportunities to reduce telecommunications costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. We expect these initiatives will help offset the negative percentage gross margin effect of broadband becoming a larger portion of our overall business and allow gross margin percentages overall to remain consistent with current levels. However, if the continuing shift of our subscriber base to broadband access occurs at a rate faster than we expect, it may cause declines in gross margin percentages from current levels. Over time, it will be necessary to reduce broadband line charges from telecommunications and cable companies or utilize emerging alternative broadband access technologies with lower cost structures in order to achieve attractive margins on broadband services and to continue maintaining stable overall margins. Reducing line charges may be facilitated by gaining access to a larger number of cable systems over which EarthLink can offer its high-speed Internet services and creating more wholesale competition between telecommunications and cable companies for EarthLink's high-speed business. There can be no assurance EarthLink will be able to achieve a reduction in line charges in the short-term, if ever.

Sales and marketing

        Sales and marketing expenses consist of (i) advertising, (ii) direct response mailings, (iii) bounties paid to channel partners, (iv) sales and marketing personnel costs, and (v) promotional materials. Historically, sales and marketing expenses included sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers. However, the costs of these sales incentives are included in cost of revenues in accordance with recent accounting standards.

        Sales and marketing expenses increased 12% from $90.6 million during the three months ended March 31, 2002 to $101.4 million during the three months ended March 31, 2003. The increase in sales and marketing expenses was primarily due to sales and marketing expenses incurred during the three months ended March 31, 2003 associated with our direct sales and marketing efforts for our narrowband and broadband services, sales and marketing expenses associated with the acquired PeoplePC services, and increases in expenses associated with enhancing the customer relationship in an effort to reduce churn. These increases were offset by a decline in sales and marketing expenses associated with our EarthLink Everywhere initiative. As a percentage of revenues, sales and marketing increased from 27% to 29% of total revenues for the three months ended March 31, 2002 and 2003, respectively.

Operations and customer support

        Operations and customer support expenses consist of costs associated with (i) technical support and customer service, (ii) providing our subscribers with toll-free access to our technical support and customer service centers, (iii) maintenance of customer information systems, (iv) software development, and (v) network operations. Operations and customer support expenses decreased from $84.0 million during the three months ended March 31, 2002 to $82.7 million during the three months ended March 31, 2003. The operations and customer support expenses for the three months ended March 31, 2003 include approximately $2.1 million of incremental personnel-related costs associated with the closing of four of our call center facilities discussed below but not included in facility exit costs. The decrease in operations and customer support costs was a result of decreases in occupancy and depreciation expenses which were slightly offset by an increase in professional fees which were associated with the call center reconfiguration.

General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections; and bad debt. General and administrative expenses increased $4.3 million from $29.0 million during the three months ended March 31, 2002 to $33.3 million during the three months ended March 31, 2003. The increase is due to an increase in payment processing and bad debt expenses, which are largely variable to revenue, and increases in professional fees and tax expenses.

Acquisition-related amortization

        Acquisition-related amortization represents the amortization of intangible assets acquired in conjunction with the purchases of businesses as well as the purchases of customer bases from other telecommunications service providers. Generally, such intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.

        Acquisition-related amortization decreased 25% from $35.6 million during the three months ended March 31, 2002 to $26.8 million during the three months ended March 31, 2003. Acquisition-related amortization declined $10.3 million as a result of the intangible assets acquired in the acquisition of the NETCOM On-Line Communications Services, Inc. ("NETCOM") customer base in February 1999 becoming fully amortized in February 2002. The decrease resulting from the NETCOM intangible assets was partially offset by the amortization of intangible assets resulting from the acquisition of PeoplePC in July 2002 and other smaller subscriber acquisitions.

Facility exit costs

        On January 28, 2003, Earthlink announced a plan to streamline its call center facilities (the "Call Center Plan"). The Call Center Plan is designed to further increase operational efficiencies and reduce overall costs in our customer support organization while maintaining our commitment to customer service. In connection with the Call Center Plan, EarthLink closed its call center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four call center facilities resulted in the termination of approximately 1,220 employees, primarily customer support personnel. The Call Center Plan resulted in a net reduction of approximately 920 employees, primarily customer support personnel. In connection with the Call Center Plan, Earthlink recorded facility exit costs of $36.6 million during the three months ended March 31, 2003. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and approximately $7.7 million in asset write-downs.

Interest income and other, net

        Net interest income decreased 43% from $3.7 million during the three months ended March 31, 2002 to $2.1 million during the three months ended March 31, 2003. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of (i) the purchases of subscriber bases from several companies; (ii) the acquisitions of Cidco, the OmniSky platform and PeoplePC; (iii) the repurchase of 5.9 million shares of our common stock; and (iv) capital expenditures. Our weighted average investment yields have decreased from approximately 2.9% during the three months ended March 31, 2002 to approximately 1.9% during the three months ended March 31, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Other Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary, rescinds the related Statement Nos. 4, 44 and 64, and makes technical corrections to other Statements of Financial Standards. EarthLink adopted SFAS No. 145 in January 2003, and the adoption of SFAS No. 145 had no material effect on EarthLink's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Issue No. 94-3 of the Emerging Issues Task Force ("EITF"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." EarthLink adopted SFAS No. 146 in January 2003, and the adoption of SFAS No. 146 had no material effect on EarthLink's results of operations or financial position.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003, and EarthLink does not expect that the adoption of EITF Issue No. 00-21 will have a material effect on its results of operations or financial position.

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

Liquidity and Capital Resources

        Our operating activities provided cash of $12.3 million during the three months ended March 31, 2003. Our net loss of $61.9 million was the primary component of cash used in operating activities during the three months ended March 31, 2003. The net loss was largely offset by significant non-cash expenses, such as depreciation and amortization expenses of $49.4 million and disposals and impairments of fixed assets associated with the Call Center Plan of $7.7 million. In addition, approximately $25.4 million of the facility exit costs were accrued and unpaid as of March 31, 2003, and these amounts primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income, as well as severance due former employees which will be paid in the quarter ending June 30, 2003. Excluding these accruals for the facility exit costs, we used approximately $12.5 million to reduce accounts payable and accrued liabilities, and $2.9 million was used as a result of a decrease in deferred revenue. We received cash of $7.1 million associated with decreases in accounts receivable and other assets.

        Our investing activities used cash of $4.9 million. We collected $32.6 million upon the maturity and sale of investments in marketable securities and used $25.7 million to purchase additional investments in marketable securities. Capital equipment purchases were $8.2 million for the three months ended March 31, 2003. We used cash of $4.1 million related to purchases of subscriber bases from smaller ISPs. The cash used to purchase subscriber bases primarily related to paying liabilities incurred in the acquisitions of subscriber bases completed during the three months ended December 31, 2002.

        Our financing activities used cash of $18.2 million. This represented principal payments on capital lease obligations of $1.1 million, partially offset by the receipt of $0.4 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Additionally, we used $17.5 million during the three months ended March 31, 2003 to purchase 3.4 million shares of EarthLink common stock.

        At March 31, 2003, we had approximately $371.2 million in cash and cash equivalents. In addition, we held short-term and long-term investments in marketable securities valued at $78.1 million and $48.3 million, respectively. The short-term investments in marketable securities mature within three to twelve months, and the long-term investments in marketable securities mature in twelve to eighteen months. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

        On August 6, 2002, the Board of Directors approved a share repurchase program and authorized an initial repurchase of up to $25.0 million of EarthLink's common stock. In February 2003, the Board of Directors authorized the repurchase of an additional $25.0 million of EarthLink's common stock, increasing the total to $50.0 million. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time. As of March 31, 2003, we had $18.4 million available under the share repurchase program to purchase shares of our common stock pursuant to existing authorizations from the Board of Directors.

Preferred stock dividends

        The outstanding preferred stock currently accrues dividends at an annual rate of 3%, compounded quarterly. The dividends are payable to the holder of our preferred stock by increasing the liquidation value per share of the preferred stock. The increase in the liquidation value per share results in an increase in the conversion ratio of the preferred stock, such that in June 2003, each share of preferred stock will be convertible into one share of common stock. Subsequent to June 2003, the denominator in the conversion ratio begins to increase at an annual rate of 6%. The effect of the increase will be a decline in the conversion ratio of the preferred stock. However, beginning in June 2003, the outstanding shares of preferred stock accrue dividends at an annual rate of 3%, payable in cash, of the liquidation value per share. Based on the number of preferred shares outstanding at May 6, 2003, a quarterly cash dividend of $0.5 million will be payable to the holder of EarthLink preferred stock beginning in September 2003, and a quarterly cash dividend of $0.5 million will continue to be payable on a quarterly basis through June 2018 if the number of shares of convertible preferred stock outstanding at May 6, 2003 remains outstanding. If the number of shares of convertible preferred stock outstanding at May 6, 2003 remains outstanding beyond June 2018, the quarterly cash dividend payable would increase to $1.4 million in September 2018, $1.7 million in September 2019, and $2.1 million in September 2020. The cash dividend would remain at $2.1 million quarterly, or $8.2 million annually, after September 2020 as long as the same number of preferred shares remains outstanding.

Safe Harbor Statements

        The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (5) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we are not profitable and may never achieve profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to the company on a wholesale basis or on terms or at prices that allow the company to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with streamlining our call centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in EarthLink's business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink's other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities, and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The following table summarizes our investments by security type as of March 31, 2003.

	Amortized Cost	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$95,030	$95,471
Government agency notes	6,929	6,934
Asset-backed securities	215,330	215,405
Commercial paper	2,146	2,146

	$319,435	$319,956

        The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$193,522	$193,522
Weighted average interest rate	1.4%
Weighted average maturity (mos.)	0.3
Included in investments in marketable securities-short-term	$77,753	$78,108
Weighted average interest rate	2.7%
Weighted average maturity (mos.)	5.5
Included in investments in marketable securities-long-term	$48,160	$48,326
Weighted average interest rate	2.1%
Weighted average maturity (mos.)	13.9

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

Changes in Internal Controls

        There were no significant changes in our internal controls or, to our knowledge, in any other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

Part II

Item 6. Exhibits And Reports On Form 8-K.

(a)
Exhibits. The following exhibits are filed as part of this report:

10.1
Employment Agreement, dated as of January 28, 2003, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc.

99.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Report on Form 8-K.

        EarthLink filed a Current Report on Form 8-K dated January 31, 2003 in which EarthLink reported under Items 7 and 9 that on January 29, 2003, EarthLink issued a press release announcing its financial results for the quarter and year ended December 31, 2002 and providing management's expectations for the first quarter ending March 31, 2003 and year ending December 31, 2003. The Current Report on Form 8-K also included a table setting forth for the quarters and years ended December 31, 2001 and 2002, net loss and net loss per share before accretion dividends, acquisition-related and goodwill amortization, intangible asset write-offs, and facility exit costs.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.
Date:	May 15, 2003	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer
Date:	May 15, 2003	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)
Date:	May 15, 2003	/s/ KEVIN M. DOTTS Kevin M. Dotts, Vice President Finance (principal accounting officer)

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ CHARLES G. BETTY Charles G. Betty Chief Executive Officer

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ LEE ADREAN Lee Adrean Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
Part II
  Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES
CERTIFICATIONS