Form 10-Q
period 2003-06-30
EARTHLINK INC
filed 2003-08-14
CIK 1102541

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-15605

EARTHLINK, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2511877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Peachtree St., Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 815-0770

(Registrant’s telephone number, including area code)

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

As of July 31, 2003, 160,406,989 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2003

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2002	June 30, 2003
	(audited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$382,065	$307,261
Investments in marketable securities	108,978	88,463
Accounts receivable, net of allowance of $5,518 and $8,433 at December 31, 2002 and June 30, 2003, respectively	53,496	42,812
Prepaid expenses	16,836	16,396
Other assets	22,846	13,174
Total current assets	584,221	468,106
Long-term investments in marketable securities	24,394	60,315
Other long-term assets	7,325	7,752
Property and equipment, net	168,877	132,860
Subscriber bases, net	118,354	61,976
Goodwill and other indefinite life intangible assets	120,382	120,382
Total assets	$1,023,553	$851,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$46,610	$58,466
Accrued payroll and related expenses	28,335	18,072
Other accounts payable and accrued liabilities	170,287	150,363
Current portion of capital lease obligations	3,369	1,525
Deferred revenue	77,066	65,328
Total current liabilities	325,667	293,754

Deferred revenue, net of current portion	4,649	6,559
Long-term portion of capital lease obligations	619	733
Other long-term liabilities	318	6,686
Total liabilities	331,253	307,732

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 17,979 shares issued and outstanding at December 31, 2002, aggregate value upon involuntary liquidation of $326,230 at December 31, 2002	180	—
Common stock, $0.01 par value, 300,000 shares authorized, 157,263 and 175,671 shares issued as of December 31, 2002 and June 30, 2003, respectively, and 154,712 and 160,339 shares outstanding at December 31, 2002 and June 30, 2003, respectively	1,573	1,757
Additional paid-in capital	1,939,960	1,945,579
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,236,991)	(1,317,989)
Treasury stock, at cost, 2,551 and 15,332 shares at December 31, 2002 and June 30, 2003, respectively	(14,176)	(87,165)
Unrealized gains on investments	531	254
Total stockholders’ equity	692,300	543,659
Total liabilities and stockholders’ equity	$1,023,553	$851,391

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$260,684	$245,417	$523,424	$498,882
Broadband access	57,863	88,536	111,817	169,889
Web hosting	13,665	12,368	27,145	25,219
Content, commerce and advertising	3,247	5,932	6,483	12,012
Total revenues	335,459	352,253	668,869	706,002

Operating costs and expenses:
Telecommunications service and equipment costs	135,295	136,517	270,147	268,063
Sales incentives	9,481	5,175	27,155	10,515
Total cost of revenues	144,776	141,692	297,302	278,578

Sales and marketing	93,563	94,976	184,140	196,414
Operations and customer support	81,111	71,770	165,113	154,443
General and administrative	30,559	33,832	59,548	67,148
Acquisition-related amortization	24,002	25,923	59,615	52,752
Facility exit costs	—	—	—	36,596
Total operating costs and expenses	374,011	368,193	765,718	785,931

Loss from operations	(38,552)	(15,940)	(96,849)	(79,929)
Interest income and other, net	3,702	1,461	7,422	3,517
Net loss	(34,850)	(14,479)	(89,427)	(76,412)
Deductions for accretion dividends	(5,509)	(842)	(11,622)	(4,586)
Net loss attributable to common stockholders	$(40,359)	$(15,321)	$(101,049)	$(80,998)

Basic and diluted net loss per share	$(0.27)	$(0.10)	$(0.68)	$(0.52)

Weighted average common shares outstanding	150,226	156,388	149,327	154,888

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2003
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(89,427)	$(76,412)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	115,365	95,179
Disposals and impairments of fixed assets	—	7,798
Decrease in accounts receivable, net	270	10,684
Decrease in prepaid expenses and other assets	546	9,685
(Decrease) increase in accounts payable and accrued and other liabilities	(26,167)	152
Decrease in deferred revenue	(3,879)	(9,973)
Net cash (used in) provided by operating activities	(3,292)	37,113

Cash flows from investing activities:
Purchases of property and equipment	(18,995)	(16,408)
Proceeds from sales of fixed assets	—	542
Investments in marketable securities:
Purchases	(94,005)	(75,077)
Sales and maturities	88,708	59,394
Purchases of businesses, net of cash acquired	(1,135)	—
Purchases of customer bases and subscriber lists	(7,894)	(6,686)
Net cash used in investing activities	(33,321)	(38,235)

Cash flows from financing activities:
Principal payments under capital lease obligations	(6,953)	(1,730)
Proceeds from stock options exercised and employee stock purchase plan purchases	783	1,037
Purchases of treasury stock	—	(72,989)
Net cash used in financing activities	(6,170)	(73,682)

Net decrease in cash and cash equivalents	(42,783)	(74,804)
Cash and cash equivalents, beginning of period	424,029	382,065
Cash and cash equivalents, end of period	$381,246	$307,261

Supplemental non-cash disclosures:
Common stock issued in conjunction with an acquisition	$1,341	$—
Non-cash adjustments related to accretion dividends	$11,622	$4,586

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is a leading Internet service provider (“ISP”), providing reliable nationwide Internet access and related value-added services to its individual and business subscribers.  EarthLink’s primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services. The Company provides a broad range of products and services to approximately five million subscribers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.

2.    Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2002 contained in the Company’s Annual Report on Form 10-K (as amended by Form 10-K/A), as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and the Company does not expect the adoption of EITF Issue No. 00-21 to have a material effect on its results of operations or financial position.

                In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 as of December 31, 2002 did not have a material effect on EarthLink’s results of operations or financial position.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”).  FIN 46 is effective immediately for financial interests obtained in VIEs after January 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003.  The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003.  The Company adopted SFAS No. 150 on July 1, 2003, and the Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

4.  Net Loss per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”).  Basic EPS represents the weighted average number of common shares outstanding divided into net loss attributable to common stockholders during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.  However, the Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS because such inclusion would have an anti-dilutive effect.    The Common Stock Equivalents for the three and six months ended June 30, 2003 included the dilutive effect of approximately 8.6 million and 7.2 million outstanding options and warrants, respectively, with exercise prices less than the average closing price of the Company’s common stock during the respective periods.  The Common Stock Equivalents for the three and six months ended June 30, 2003 also included the dilutive effect of approximately 4.4 million and 11.2 million, respectively, weighted average outstanding shares of Series A and Series B convertible preferred stock on an as converted basis. During the three months ended June 30, 2003, the holder of Series A and Series B convertible preferred stock converted all remaining shares of Series A and Series B convertible preferred stock into shares of common stock.  For a further discussion, see Note 13, “Conversions of Convertible Preferred Stock.”

5.  Comprehensive Loss

Comprehensive loss includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive loss for the three and six months ended June 30, 2002 and 2003 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net loss	$(34,850)	$(14,479)	$(89,427)	$(76,412)
Net change in unrealized gain on investments	—	(267)	—	(277)
Total comprehensive loss	$(34,850)	$(14,746)	$(89,427)	$(76,689)

6.  Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company discloses pro forma information required under SFAS No. 123. Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes model.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 and, as permitted under SFAS No. 123, applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. During the three and six months ended June 30, 2002 and 2003, the Company recognized no amounts of compensation expense based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands, except per share data)

Net loss attributable to common stockholders, as reported	$(40,359)	$(15,321)	$(101,049)	$(80,998)
Stock-based compensation expense determined using a fair value based method for all awards, net of tax	(14,973)	(10,685)	(30,107)	(22,659)
Pro forma net loss attributable to common stockholders	$(55,332)	$(26,006)	$(131,156)	$(103,657)

Basic and diluted net loss per share:
As reported	$(0.27)	$(0.10)	$(0.68)	$(0.52)
Pro forma	$(0.37)	$(0.17)	$(0.88)	$(0.67)

7.   Acquisitions and Asset Purchases

OmniSky Corporation

In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation (“OmniSky”) in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy.  OmniSky was a provider of wireless data applications and services for use on mobile devices.  The aggregate cost to acquire the OmniSky platform consisted of $2.7 million in cash, transaction charges of $0.8 million and the assumption of $2.7 million in liabilities.  In connection with the acquisition of the OmniSky platform, the Company recorded $6.0 million in computer software and hardware and $0.2 million in other assets.  The transaction also included 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis.

PeoplePC Inc.

In July 2002, EarthLink purchased, via a tender offer, the outstanding stock of PeoplePC Inc. (“PeoplePC”).  PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners.  EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and paid transaction costs of $1.3 million.  EarthLink assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services and a personal computer as part of a bundled package prior to the acquisition date and assumed other liabilities of $25.9 million.  The Company allocated approximately $11.0 million to the value of the acquired PeoplePC subscriber base and recorded goodwill and other indefinite life intangible assets of approximately $43.0 million.  The amounts of liabilities assumed and assets acquired are preliminary estimates and are subject to adjustment for up to one year from the date of acquisition.  Any adjustments to the liabilities assumed and identifiable assets acquired would result in an adjustment to goodwill.

Pro forma disclosures of financial information

The actual results of PeoplePC have been included in the results of operations for EarthLink for the three and six months ended June 30, 2003.  The unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2002 combine the results of operations of PeoplePC and EarthLink as if the acquisition occurred on January 1, 2002.  The unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods.  The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Condensed combined statement of operations data:	(unaudited) (in thousands, except per share data)
Total revenues	$360,905	$712,065
Net loss	(48,259)	(110,082)
Deductions for accretion dividends	(5,509)	(11,622)
Net loss attributable to common stockholders	$(53,768)	$(121,704)
Basic and diluted net loss per share	$(0.36)	$(0.82)
Weighted average common shares outstanding	150,226	149,327

8.  Restructuring, Facility Exit and Other Costs

Cidco Incorporated

EarthLink’s acquisition of Cidco Incorporated (“Cidco”) in December 2001 included costs related to a formal EarthLink plan (the “Cidco Plan”) to integrate Cidco’s operations into EarthLink’s operations.  The costs associated with the Cidco Plan included $1.2 million related to the write-off of duplicative assets, $2.0 million related to employee termination benefits and $2.8 million related to non-cancelable leases for Cidco’s facilities.  As of December 31, 2002, EarthLink had paid all employee termination benefits and had written off all duplicative assets. The costs of the Cidco Plan are included in the purchase price of Cidco and are reflected in the fair values of tangible and intangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the liability associated with the non-cancelable leases as of and for the six months ended June 30, 2003:

	Balance December 31, 2002	Payments	Balance June 30, 2003
	(in thousands)
Non-cancelable lease liability	$2,326	$(730)	$1,596

PeoplePC

EarthLink’s acquisition of PeoplePC included costs related to a formal EarthLink plan (the “PeoplePC Plan”) to integrate PeoplePC’s operations into EarthLink’s operations and to exit PeoplePC’s international operations. The PeoplePC Plan called for the net reduction of approximately 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. As of June 30, 2003, 12 of these positions had been terminated as a result of the PeoplePC Plan. The costs associated with the PeoplePC Plan included $2.1 million related to the write-off of duplicative and abandoned assets, $0.8 million related to employee termination benefits and $1.8 million related to exiting PeoplePC’s international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The Company wrote-off all impaired assets as of the acquisition date.  The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are reflected in the fair values of tangible and intangible assets acquired and liabilities assumed in the acquisition. The following table summarizes the status of the employee termination benefits and non-cancelable lease liability associated with the PeoplePC Plan as of and for the six months ended June 30, 2003:

	Balance December 31, 2002	Payments	Balance June 30, 2003
	(in thousands)
Severance costs	$191	$(62)	$129
Non-cancelable lease	596	(233)	363
	$787	$(295)	$492

Facility exit costs

On November 15, 2002, EarthLink closed its Phoenix, Arizona call center facility. The plan for the closure of the Phoenix facility called for the elimination of approximately 259 positions, primarily customer support personnel. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million.  As of June 30, 2003, the Company had paid all exit costs and written off the impaired assets associated with the Phoenix facility.

                On January 28, 2003, EarthLink announced a plan to streamline its call center facilities (the “Call Center Plan”).  In connection with the Call Center Plan, EarthLink closed its call center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003.  The closure of the four call center facilities resulted in the termination of approximately 1,220 employees, primarily customer support personnel. As of March 31, 2003, the Company had communicated details of the Call Center Plan, including termination dates, to all 1,220 affected employees, and as of June 30, 2003, all affected employees’ positions had been eliminated.  The Call Center Plan resulted in a net reduction of approximately 920 employees, primarily customer support personnel, because EarthLink hired customer support personnel at its remaining facilities to support its broadband service offerings.  In connection with the Call Center Plan, EarthLink recorded facility exit costs of approximately $36.6 million included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

                The following table summarizes the status of the accrued severance costs associated with the Phoenix call center facility exit costs as well as the facility exit costs associated with the Call Center Plan as of and for the six months ended June 30, 2003:

	Balance December 31, 2002	Facility Exit Costs	Non-Cash Items	Payments	Adjustments	Balance June 30, 2003
	(in thousands)
Phoenix call center facility exit costs: Severance and personnel related costs	$296	$—	$—	$(296)	$—	$—

Facility exit costs associated with the Call Center Plan:
Severance and personnel related costs	$—	$10,737	$—	$(10,500)	$483	$720
Telecommunications service termination and real estate costs, including non-cancelable leases	—	18,207	—	(2,584)	(483)	15,140
Write-off abandoned and disposed assets	—	7,652	(7,652)	—	—	—
	$—	$36,596	$(7,652)	$(13,084)	$—	$15,860

MailStation

During the three months ended June 30, 2003, the Company decided to cease active marketing of its MailStation products and services, but intends to continue providing services to MailStation customers that are currently activated or may activate in the future.  Consequently, the Company reduced the carrying value of its MailStation hardware, including inventory on hand and in the retail channels, to its estimated net realizable value. The resulting write-down of MailStation hardware of $4.8 million is included in telecommunications service and equipment costs in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003.

9.  Investments

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.  The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A; asset-backed securities; and government agency notes.  The Company had no realized gains or losses from the sale of investments in marketable securities for the three and six months ended June 30, 2002.  During the three and six months ended June 30, 2003, the Company received proceeds of $16.8 million and $33.9 million, respectively, upon the sale of available-for-sale securities; realized gains of $0.1 million and $0.3 million, respectively, upon the sale of investments prior to their maturities; and realized no losses upon the sale of investments prior to their maturities.

10.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003.

	As of December 31, 2002			As of June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$326,298	$(207,944)	$118,354	$322,675	$(260,699)	$61,976

Goodwill and other indefinite life intangible assets			$120,382			$120,382

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2003 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets consist of customer bases, excluding software, acquired in conjunction with the purchases of businesses and customer base assets from other ISPs. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $31.0 million for the six months ending December 31, 2003 and $23.5 million and $7.5 million for the years ending December 31, 2004 and 2005, respectively.

11.  Share Repurchases

In February 2003, the Board of Directors increased the amount authorized to repurchase the Company’s common stock to a total of $50.0 million. As of July 31, 2003, the Company had repurchased 6.3 million shares of its common stock for $34.1 million pursuant to this authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

In April 2003, the Company repurchased 9.0 million shares of its common stock from Sprint Corporation (“Sprint”) for $53.1 million, which was executed pursuant to a separate authorization by the Board of Directors.

12.  Deductions for Accretion Dividends

Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $3.7 million and $7.8 million for the three and six months ended June 30, 2002, respectively, and approximately $0.6 million and $3.0 million for the three and six months ended June 30, 2003, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock.

Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue

No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible.  In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discount for each series was accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $1.8 million and $3.8 million for the three and six months ended June 30, 2002, respectively, and approximately $0.2 million and $1.6 million for the three and six months ended June 30, 2003, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

13.  Conversions of Convertible Preferred Stock

During the three months ended June 30, 2003, Sprint converted approximately 1.1 million and 16.8 million shares of Series A and Series B convertible preferred stock, respectively, into an approximately equivalent number of shares of common stock.  The conversions represented all of the outstanding shares of Series A and Series B convertible preferred stock.  Consequently, there are currently no shares of Series A or Series B convertible preferred stock outstanding and, accordingly, no associated dividend obligations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K (as amended by Form 10-K/A) for the year ended December 31, 2002.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is a leading Internet service provider (“ISP”), providing reliable nationwide Internet access and related value-added services to our individual and business subscribers.  Our primary service offerings include narrowband, broadband or high-speed, and wireless Internet access; web hosting services; and advertising and related marketing services.  We provide our broad range of products and services to approximately five million subscribers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.

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

Our subscriber base grew from approximately 4.9 million paying subscribers at June 30, 2002 to approximately 5.0 million paying subscribers at June 30, 2003. We have added subscribers organically through strategic alliances with partners, original equipment manufacturers (“OEMs”) and various retail outlets; traditional marketing channels such as direct marketing; and word of mouth and referral marketing. We have also grown our subscriber base through acquisitions of businesses and customer bases.

While our overall subscriber base grew slightly over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this segment of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services resulting from the acquisition of PeoplePC Inc. (“PeoplePC”).  Our traditional, premium-priced narrowband subscriber base has declined somewhat reflecting the increasing maturity of this service.

Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high growth opportunities, such as broadband and value-priced narrowband access; increasing the range of services offered, including new and differentiated forms of access as well as value-added services; leveraging the scale of our large subscriber base and existing infrastructure to improve profitability; and pursuing acquisitions to supplement growth through traditional sales and marketing channels.

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

•                  Broadband access revenues, which consist of fees charged for high-speed, high-capacity access services, including digital subscriber line (“DSL”), cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment;

•                  Web hosting revenues, which consist of fees charged for web services to companies and individuals for whom we host a web or e-commerce presence; and

•                  Content, commerce and advertising revenues, which represent paid placements for searches; fees generated through revenue sharing arrangements with online partners who are accessed through our properties; commissions received from partners for the sale of partners’ services to our subscribers; and sales of advertising on our various online properties, such as the Personal Start Page™.

Strategic Alliances, Acquisitions and Asset Purchases

In January 2000, we entered into a strategic alliance with Apple Computer, Inc. (“Apple”).  In connection with this alliance, we expanded our existing commercial relationship with Apple so that we serve as the default ISP in Apple’s setup software on its Macintosh branded line of computers for a minimum of two years, and our overall commercial relationship extends through January 4, 2005.  We are the exclusive default ISP for dial-up, ISDN and DSL services on Macintosh computers sold in the U.S., and we pay Apple for each gross organic subscriber addition generated as a result of our alliance.  There can be no assurance that we will be able to extend our arrangement with Apple beyond January 4, 2005, and a significant decrease in the number of gross subscriber additions generated through our relationship with Apple would adversely affect our results of operations.

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

In December 2001, we acquired Cidco, a developer, distributor and provider of email appliances and related services. Since our acquisition of Cidco in December 2001, we have provided Cidco’s affordable, portable and easy-to-use email appliances such as the MailStation and related Internet services. During the three months ended June 30, 2003, the Company decided to cease active marketing of the MailStation products and services.  The Company intends to continue providing services to MailStation customers that are currently activated or may activate in the future.

In January 2002, we acquired the proprietary software platform of OmniSky Corporation (“OmniSky”) in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy for approximately $6.2 million of cash and assumed liabilities.  OmniSky was a provider of wireless data applications and services for use on mobile devices.  The acquisition of the OmniSky platform has allowed EarthLink to extend its mobile service offerings onto popular Palm OS and other wireless handheld devices.

In July 2002, we acquired PeoplePC.  PeoplePC provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty (“Membership Package”).  In the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers (“Membership Customers”) and approximately 55,000 value-priced, monthly billed subscribers. As of June 30, 2003, we continued to provide service to approximately 395,000 acquired Membership Customers. Since the acquisition, we have excluded the acquired Membership Customers from subscriber amounts reported because they are non-paying customers. We will include the acquired Membership Customers in our reported subscriber amounts if and when they elect to convert to paying subscribers at the end of their prepaid terms. The PeoplePC business gives us the opportunity to create and market a value-priced access service and to compete in the value segment of the Internet access market.

We have a marketing relationship with Sprint Corporation (“Sprint”).  In the three and six months ended June 30, 2003, our relationship with Sprint generated more than 10% of EarthLink’s total gross organic subscriber additions.  Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue
	(dollars in millions)
Revenues:
Narrowband access	$260.7	78	$245.4	70	$523.4	78	$498.9	71
Broadband access	57.9	17	88.5	25	111.8	17	169.9	24
Web hosting	13.7	4	12.4	3	27.2	4	25.2	3
Content, commerce and advertising	3.2	1	6.0	2	6.5	1	12.0	2
Total revenues	335.5	100	352.3	100	668.9	100	706.0	100

Operating costs and expenses:
Telecommunications service and equipment costs	135.3	40	136.5	39	270.1	40	268.1	38
Sales incentives	9.5	3	5.2	1	27.2	4	10.5	1
Total cost of revenues	144.8	43	141.7	40	297.3	44	278.6	39

Sales and marketing	93.6	28	95.0	27	184.1	27	196.4	28
Operations and customer support	81.1	24	71.8	20	165.1	25	154.4	22
General and administrative	30.6	9	33.8	10	59.6	9	67.1	10
Acquisition-related amortization	24.0	7	25.9	8	59.6	9	52.8	7
Facility exit costs	—	—	—	—	—	—	36.6	5
Total operating costs and expenses	374.1	111	368.2	105	765.7	114	785.9	111

Loss from operations	(38.6)	(11)	(15.9)	(5)	(96.8)	(14)	(79.9)	(11)
Interest income and other, net	3.7	1	1.4	1	7.4	1	3.5	—
Net loss	(34.9)	(10)	(14.5)	(4)	(89.4)	(13)	(76.4)	(11)
Deductions for accretion dividends	(5.5)	(2)	(0.8)	—	(11.6)	(2)	(4.6)	—
Net loss attributable to common stockholders	$(40.4)	(12)	$(15.3)	(4)	$(101.0)	(15)	$(81.0)	(11)

The following table summarizes subscriber activity during the three and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)
Subscribers at beginning of period	4,881	5,021	4,843	4,987
Gross organic subscriber additions	519	602	1,058	1,221
Acquired subscribers	9	12	99	20
Churn	(549)	(596)	(1,140)	(1,189)
Subscribers at end of period	4,860	5,039	4,860	5,039

The subscriber amounts above and in subsequent tables do not include the Membership Customers that purchased a Membership Package from PeoplePC prior to the date of our acquisition of PeoplePC that continue to receive service for their prepaid terms.  As of June 30, 2003, there were 395,000 such Membership Customers currently receiving services, down from 518,000 at the date of the acquisition. We have excluded these Membership Customers because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenue as it delivers services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenue recorded in the three and six months ended June 30, 2003 was $4.1 million and $8.7 million, respectively.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet access devices.  Narrowband revenues decreased $15.3 million, or 6%, from $260.7 million during the three months ended June 30, 2002 to $245.4 million during the three months ended June 30, 2003. The decrease in narrowband revenues was due to a decrease in the average number of narrowband subscribers and a decrease in the average monthly narrowband access service revenue per subscriber.  These decreases were slightly offset by the inclusion of $4.1 million in revenues related to the deferred service liability for PeoplePC Membership Customers noted above and an increase in equipment-related revenues, from $3.4 million during the three months ended June 30, 2002 to $5.9 million during the three months ended June 30, 2003.  Our equipment related revenues may decline in future periods as a result of our decision to cease active marketing of MailStation products and services.

Average monthly narrowband access service revenue per subscriber was $20.85 and $19.99 during the three months ended June 30, 2002 and 2003, respectively, due to increased promotional pricing for our premium service offerings and growth in our valued-priced access services, which are generally priced at $10.95 per month.   Average narrowband subscribers decreased 203,000, or 5%, from 4.1 million during the three months ended June 30, 2002 to 3.9 million during the three months ended June 30, 2003.

The following table summarizes narrowband subscriber activity during the three months ended June 30, 2002 and 2003:

	Three Months Ended June 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,174	3,961
Gross organic subscriber additions	430	451
Acquired subscribers	9	12
Narrowband subscribers converted to broadband	(25)	(14)
Churn	(506)	(529)
Subscribers at end of period	4,082	3,881

On June 30, 2003, we had 3.9 million narrowband subscribers, a decrease of 201,000 from June 30, 2002. This decrease resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  The number of narrowband subscribers we are able to add may decline, the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our quarterly average monthly churn rates for narrowband subscribers were 4.5%, 4.1%, 4.1% and 4.0% during the four quarters of 2002 and 4.5% for the first and second quarters of 2003.  The increase in churn from the rates experienced in the latter half of 2002 is due to normal seasonality and early-life churn related to the high level of gross subscriber additions and acquired subscribers in the fourth quarter of 2002, as well as an increased number of subscribers who leave for other providers’ broadband services.  If churn rates continue to be at or above the rate experienced in the three months ended June 30, 2003, our narrowband subscriber base may continue to decrease.  We continue to implement plans to address potential causes of churn.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results.  In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $30.6 million, or 53%, from $57.9 million during the three months ended June 30, 2002 to $88.5 million during the three months ended June 30, 2003. The increase was due to a higher average number of broadband subscribers, from 578,000 during the three months ended June 30, 2002 to 939,000 during the three months ended June 30, 2003.  The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined 8% from $33.98 to $31.41.  The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay, dedicated circuit and business sDSL subscribers to retail DSL and cable and wholesale broadband relationships, and introductory pricing offered to new retail broadband customers to stimulate increased sales.  Fewer gross subscriber additions for our satellite services in the three months ended June 30, 2003 also contributed to the decrease in average monthly revenue per broadband subscriber.  New satellite service subscriptions generate significant first month revenues associated with the installation and sale of equipment.

The following table summarizes broadband subscriber activity during the three months ended June 30, 2002 and 2003:

	Three Months Ended June 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	532	891
Gross organic subscriber additions	72	140
Narrowband subscribers converted to broadband	25	14
Churn	(25)	(52)
Subscribers at end of period	604	993

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications or cable company partner markets the service, has the direct billing relationship with the customer, has latitude in establishing price, provides the communications link to the consumer’s home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue. We have historically had wholesale relationships with Sprint and Charter Communications (“Charter”), which together represented approximately 256,000 and 402,000 of our broadband subscribers at June 30, 2002 and 2003, respectively. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners.

Our contract with Charter to provide wholesale broadband services expired in July 2003.  In July 2003, we signed a new wholesale broadband access contract with Charter pursuant to which we intend to transition from providing wholesale broadband services to Charter in certain markets to offering a premium, add-on Internet service to Charter subscribers in these markets for a smaller monthly fee.  The premium Internet service would include functionality available in EarthLink’s current retail narrowband and broadband service offerings such as Pop-Up BlockerSM and spamBlocker.  During the transition period, EarthLink would continue providing wholesale broadband services to Charter at a nominal rate; however, we expect the renegotiated agreement will result in an estimated $4.0 million reduction in revenue per quarter before existing subscribers begin to elect the new premium service.  Due to the reduction in revenue per subscriber during the transition period under this arrangement, EarthLink intends to exclude approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the third quarter of 2003.  Thereafter, EarthLink intends to include customers who choose to subscribe to the premium, add-on Internet service in its gross organic subscriber additions and in its total paying subscriber count.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  During the three months ended June 30, 2003, two incumbent local exchange carriers (“ILECs”) reduced the retail prices of their broadband service offerings and, to a lesser degree, the wholesale prices of broadband services they provide us and other high-speed service providers.  Such competitive pressures may cause us to decrease the price of our retail broadband access services resulting in a decrease in our average monthly revenue per broadband subscriber, and potentially a reduction in gross margin dollars per subscriber, and/or may result in fewer new broadband subscribers from our sales and marketing programs.  Any of these could have a materially adverse effect on the profitability of our business.

Contracts with broadband network partners

We have agreements with varying terms with all of our significant broadband network providers. Our contract with Time Warner Cable for retail broadband services extends through December 31, 2006, and our contract with AT&T Broadband (now part of Comcast Corporation) for retail broadband services extends through July 2005. Our contract with Covad Communications Group, Inc. (“Covad”) expires in July 2004. Our contracts with SBC expire in October 2005 and August 2006, and our contract with BellSouth expires in March 2006.  Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation.

While we anticipate maintaining a relationship with Sprint by extending or otherwise entering into a new contract in 2003, the nature of our relationships with our Sprint wholesale broadband subscribers may change and the number of customers served and/or the average revenue per subscriber in our new contract may be less than current levels. Nonetheless, we cannot be certain of renewal or non-termination of our contracts with Sprint and our other channel partners.

The availability of and charges for last mile access with these and our other last mile broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. EarthLink’s business could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

Regulatory environment for broadband access

We purchase last mile broadband access from ILECs; competitive local exchange carriers (“CLECs”); cable and satellite providers. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers are not required by current law to make last mile access available to ISPs like EarthLink; however, Time Warner Cable is required to make last mile access available over its cable facilities as a condition of the AOL-Time Warner merger.  EarthLink also offers broadband Internet access over cable to Comcast Corporation customers in the Seattle and Boston area markets.

In November 1999, the Federal Communications Commission (“FCC”) issued an order which allowed CLECs, such as Covad, the ability to separately purchase from the ILECs the High Frequency Portion of the Loop (HFPL) used to provision DSL services. This is commonly known as line sharing. In May 2002, the U.S. Court of Appeals vacated and remanded the FCC’s line sharing decision. In February 2003, the FCC voted 3-2 to support an order which will eliminate line sharing, subject to a three-year phase-out period. At the end of that period, CLECs, such as Covad, would be required to pay a full unbundled loop rate to the ILECs. Covad believes that it has an ongoing right to line-sharing under its contractual agreements with the ILECs, subject to change-in-law provisions. If Covad cannot continue to purchase line-shared services, and such inability makes their DSL offerings uneconomic, we may move our subscribers provisioned on Covad’s network to another wholesale broadband provider’s network, including ILECs’ and/or cable providers’ networks. If we are required to move these subscribers or if the ILECs substantially increase the cost of such services, our business could be materially, adversely affected.

The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to three years remaining on current contract terms. One of our ILEC broadband providers sets availability and prices based on tariffed rates, which are subject to change from time to time, rather than contract. We do not believe our contracts with the ILECs are subject to the aforementioned line sharing regulations; however, regulatory actions regarding line sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We believe that, regardless of regulatory decisions that may be made, ILECs will continue to sell wholesale broadband access on economically reasonable terms to ISPs like EarthLink, although there can be no  assurance of this. Our contracts with our cable providers and Covad, our principal CLEC, have up to three and a half years remaining on current contract terms.

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

In light of the regulatory developments and otherwise, EarthLink’s strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink’s business between ILECs and cable providers in major markets. To do this, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband subscriber base. EarthLink is also exploring the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other non-terrestrial based means of access, to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 9% from $13.7 million during the three months ended June 30, 2002 to $12.4 million during the three months ended June 30, 2003 due to decreases in average web hosting subscribers and average monthly revenue per subscriber.

Average monthly revenue per subscriber declined 6% from $26.11 during the three months ended June 30, 2002 to $24.66 during the three months ended June 30, 2003, reflecting the continued migration to lower price points to be competitive in the market for web hosting services.  Average web hosting subscribers were 174,000 during the three months ended June 30, 2002 and 167,000 during the three months ended June 30, 2003.

Content, commerce and advertising revenues

Content, commerce and advertising revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start Page; and referring our customers to our partners’ products and services.

Content, commerce and advertising revenues increased $2.8 million, or 83%, from $3.2 million during the three months ended June 30, 2002 to $6.0 million during the three months ended June 30, 2003, primarily due to increased search-related advertising revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access service.  Telecommunications service and equipment costs also include the cost of equipment, including Internet appliances, wireless devices and personal computers.  Telecommunications service and equipment costs increased 1% from $135.3 million during the three months ended June 30, 2002 to $136.5 million during the three months ended June 30, 2003, but decreased as a percentage of total revenues from 40.3% to 38.8%.

During the three months ended June 30, 2003, we decided to cease active marketing of our MailStation products and services, but we intend to continue providing services to MailStation customers that are currently activated or may activate in the future.  Consequently, we reduced the carrying value of our MailStation hardware, including inventory on hand and in the retail channels, to its estimated net realizable value. The resulting write-down of MailStation hardware of $4.8 million is included in telecommunications service and equipment costs in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2003.

The increase in telecommunications service and equipment costs was due to a 2% decrease in average monthly telecommunications service and equipment costs per subscriber offset by a 3% increase in average subscribers.  Excluding the $4.8 million charge to write-down MailStation hardware, the decrease in average monthly costs per subscriber was 6%.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs. This was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.  However, broadband access continues to have both a higher price and a higher cost of revenue per subscriber than the company average, as broadband is a more costly service to deliver.  Broadband subscribers were 12% and 20% of total subscribers at June 30, 2002 and 2003, respectively.  In general, the telecommunications cost per subscriber has declined over time. The decline has resulted from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink’s prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink’s key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink’s principal providers for narrowband telecommunications services are Level 3 and Sprint, and our largest provider of broadband connectivity is Covad. We also do lesser amounts of business with a wide variety of local, regional and other national providers.

EarthLink makes less gross profit margin on broadband access than all other forms of Internet access and related services. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive earnings before interest income and expense, income tax expense, and depreciation and amortization (EBITDA, a non-GAAP measure). Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for broadband services to achieve positive returns.

We expect that there will be additional opportunities to reduce telecommunications costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. While we expect these initiatives will help offset the negative effect on our gross margin percentage as broadband becomes a larger portion of our overall business, the continued growth of broadband as a proportion of our total business is expected to cause overall gross margin percentages to decline modestly from current levels.

Cost of revenues also includes sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers.  Sales incentives decreased 45% from $9.5 million during the three months ended June 30, 2002 to $5.2 million during the three months ended June 30, 2003 due to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs; a decline in the amount of free equipment provided to attract narrowband subscribers; and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials.   Sales and marketing expenses increased 2% from $93.6 million during the three months ended June 30, 2002 to $95.0 million during the three months ended June 30, 2003 due to direct sales and marketing efforts for our narrowband, broadband and acquired PeoplePC services and increased support for new sales channels.  The increase was partially offset by a decline in expenses associated with our EarthLink Everywhere initiative.  Sales and marketing expenses remained relatively constant as a percent of total revenues at 28% and 27% for the three months ended June 30, 2002 and 2003, respectively.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased from $81.1 million during the three months ended June 30, 2002 to $71.8 million during the three months ended June 30, 2003.  The decrease was a result of decreased personnel and occupancy related costs resulting from the closing of four of our call centers in the first quarter of 2003, which was slightly offset by operations and customer support costs associated with the acquired PeoplePC services.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased $3.2 million from $30.6 million during the three months ended June 30, 2002 to $33.8 million during the three months ended June 30, 2003, or from 9% to 10% of revenues.  The increase was primarily due to an increase in professional fees and legal costs.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization increased $1.9 million, or 8%, from $24.0 million during the three months ended June 30, 2002 to $25.9 million during the three months ended June 30, 2003, as a result of the acquisition of PeoplePC in July 2002 and subscriber acquisitions in the fourth quarter of 2002.

Interest income and other, net

Net interest income decreased 62% from $3.7 million during the three months ended June 30, 2002 to $1.4 million during the three months ended June 30, 2003 due to a decrease in our average cash and marketable securities balances and a decrease in investment yields.  Our cash and investment balances decreased as a result of the repurchase of 15.3 million shares of our common stock for $87.2 million, the acquisition of PeoplePC, the purchases of subscriber bases and capital expenditures.  Our weighted average investment yields have decreased from approximately 2.9% during the three months ended June 30, 2002 to approximately 1.7% during the three months ended June 30, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Narrowband access revenues

Narrowband access revenues decreased $24.5 million, or 5%, from $523.4 million during the six months ended June 30, 2002 to $498.9 million during the six months ended June 30, 2003. The decrease in narrowband revenues was due to a decrease in the average number of narrowband subscribers and a decrease in the average monthly narrowband access service revenue per subscriber.  These decreases were slightly offset by the inclusion of $8.7 million in revenues related to the deferred service liability for PeoplePC Membership Customers noted previously and an increase in equipment-related revenues, from $6.3 million during the six months ended June 30, 2002 to $12.8 million during the six months ended June 30, 2003.

Average monthly narrowband access service revenue per subscriber was $20.83 and $20.09 during the six months ended June 30, 2002 and 2003, respectively.   Average narrowband subscribers decreased 188,000, or 4%, from 4.2 million during the six months ended June 30, 2002 to 4.0 million during the six months ended June 30, 2003.

The following table summarizes narrowband subscriber activity during the six months ended June 30, 2002 and 2003:

	Six Months Ended June 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,203	4,035
Gross organic subscriber additions	875	930
Acquired subscribers	97	20
Narrowband subscribers converted to broadband	(38)	(35)
Churn	(1,055)	(1,069)
Subscribers at end of period	4,082	3,881

On June 30, 2003, we had 3.9 million narrowband subscribers, a decrease of 201,000 from June 30, 2002. This decrease resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  Consequently, our average narrowband monthly churn rate increased from 4.3% during the six months ended June 30, 2002 to 4.5% during the six months ended June 30, 2003 due to the competitive environment for narrowband services and the migration of narrowband subscribers to broadband services.

Broadband access revenues

Broadband access revenues increased $58.1 million, or 52%, from $111.8 million during the six months ended June 30, 2002 to $169.9 million during the six months ended June 30, 2003. The increase was due to a higher average number of broadband subscribers, from 534,000 during the six months ended June 30, 2002 to 887,000 during the six months ended June 30, 2003.  The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined from $34.88 to $31.92.  The decrease in average monthly revenue per broadband subscriber was due to a significant shift in the mix of our broadband subscriber base from frame relay, dedicated circuit, and business sDSL subscribers to retail

DSL and cable and wholesale broadband relationships, and introductory pricing offered to new retail broadband customers to stimulate increased sales.  Fewer gross subscriber additions for our satellite services in the six months ended June 30, 2003 also contributed to the decrease in average monthly revenue per broadband subscriber.  New satellite service subscriptions generate significant first month revenues associated with the installation and sale of equipment.

The following table summarizes broadband subscriber activity during the six months ended June 30, 2002 and 2003:

	Six Months Ended June 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	471	779
Gross organic subscriber additions	144	268
Acquired subscribers	1	—
Narrowband subscribers converted to broadband	38	35
Churn	(50)	(89)
Subscribers at end of period	604	993

Web hosting revenues

Web hosting revenues decreased 7% from $27.2 million during the six months ended June 30, 2002 to $25.2 million during the six months ended June 30, 2003 due to decreases in average web hosting subscribers and average monthly revenue per subscriber.

Average monthly revenue per subscriber declined 5% from $26.10 during the six months ended June 30, 2002 to $24.89 during the six months ended June 30, 2003, reflecting the continued migration to lower price points to be competitive in the market for web hosting services.  Average web hosting subscribers were 173,000 during the six months ended June 30, 2002 and 169,000 during the six months ended June 30, 2003.

Content, commerce and advertising revenues

Content, commerce and advertising revenues increased $5.5 million, or 85%, from $6.5 million during the six months ended June 30, 2002 to $12.0 million during the six months ended June 30, 2003 primarily due to increased search-related advertising revenues.

Cost of revenues

Telecommunications service and equipment costs decreased 1% from $270.1 million during the six months ended June 30, 2002 to $268.1 million during the six months ended June 30, 2003 and decreased as a percentage of total revenues from 40.4% to 38.0%.   Telecommunications service and equipment costs for the six months ended June 30, 2003 includes the $4.8 million write-down of MailStation hardware, as discussed previously.

The decrease in telecommunications service and equipment costs was due to a 4% decrease in average monthly costs per subscriber offset by a 3% increase in average subscribers.  Excluding the $4.8 million MailStation charge, the decrease in average monthly costs per subscriber was 6%. The decrease was due to significant improvements in narrowband telecommunications costs, partially offset by an increasing portion of our business represented by broadband subscribers.

Sales incentives decreased 61% from $27.2 million during the six months ended June 30, 2002 to $10.5 million during the six months ended June 30, 2003 due to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs; a decline in the amount of free equipment provided to attract narrowband subscribers; and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses increased 7% from $184.1 million during the six months ended June 30, 2002 to $196.4 million during the six months ended June 30, 2003, due to our direct sales and marketing efforts for our narrowband and broadband services and the acquired PeoplePC services, increased support for new sales channels and increases in expenses associated with enhancing the customer relationship in an effort to reduce churn, partially offset by a decline in sales and marketing expenses associated with our EarthLink Everywhere initiative.  Sales and marketing expenses remained relatively constant as a percent of total revenues at 27% and 28% for the six months ended June 30, 2002 and 2003, respectively.

Operations and customer support

Operations and customer support expenses decreased from $165.1 million during the six months ended June 30, 2002 to $154.4 million during the six months ended June 30, 2003.  The operations and customer support expenses for the six months ended June 30, 2003 include approximately $2.1 million of incremental personnel-related costs associated with the closing of four of our call center facilities (discussed below) but not included in facility exit costs.  The decrease was a result of decreased personnel and occupancy related costs resulting from closing four of our call centers and a decrease in depreciation expense, which was slightly offset by an increase in professional fees associated with the call center reconfiguration and operations and customer support costs associated with the acquired PeoplePC services.

General and administrative

General and administrative expenses increased $7.5 million from $59.6 million during the six months ended June 30, 2002 to $67.1 million during the six months ended June 30, 2003, or from 9% to 10% of revenues.  The increase was primarily due to higher payment processing and bad debt expenses, which are largely variable to revenue, and increases in professional fees, legal costs and tax expenses.

Acquisition-related amortization

Acquisition-related amortization decreased 11% from $59.6 million during the six months ended June 30, 2002 to $52.8 million during the six months ended June 30, 2003, primarily due to a $10.3 million decline because the intangible assets acquired in the acquisition of the NETCOM On-Line Communications Services, Inc. (“NETCOM”) customer base in February 1999 became fully amortized in February 2002.  This decrease was partially offset by amortization as a result of the acquisition of PeoplePC in July 2002 and subscriber acquisitions in the fourth quarter of 2002.

Facility exit costs

On January 28, 2003, EarthLink announced a plan to streamline its call center facilities (the “Call Center Plan”).  The Call Center Plan is designed to further increase operational efficiencies and reduce overall costs in our customer support organization while maintaining our commitment to customer service.  In connection with the Call Center Plan, EarthLink closed its call centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003.  The closure of the four call centers resulted in the termination of approximately 1,220 employees and a net reduction of approximately 920 employees, primarily customer support personnel.  In connection with the Call Center Plan, EarthLink recorded facility exit costs of approximately $36.6 million during the first quarter of 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

Interest income and other, net

Net interest income decreased 53% from $7.4 million during the six months ended June 30, 2002 to $3.5 million during the six months ended June 30, 2003, due to a decrease in our average cash and marketable securities balances and a decrease in investment yields.  Our cash and investment balances decreased as a result of the repurchase of 15.3 million shares of our common stock for $87.2 million, the acquisition of PeoplePC, the purchases of subscriber bases and capital expenditures.  Our weighted average investment yields have decreased from approximately 2.9% during the six months ended June 30, 2002 to approximately 1.8% during the six months ended June 30, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. EarthLink adopted EITF Issue No. 00-21 on July 1, 2003, and we do not expect the adoption of EITF Issue No. 00-21 to have a material effect on EarthLink’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 as of December 31, 2002 did not have a material effect on EarthLink’s results of operations or financial position.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”).  FIN 46 is effective immediately for financial interests obtained in VIEs after January 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003.  We do not expect the adoption of FIN 46 to have a material effect on EarthLink’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003.  EarthLink adopted SFAS No. 150 on July 1, 2003, and we do not expect the adoption of SFAS No. 150 to have a material effect on EarthLink’s results of operations or financial position.

Liquidity and Capital Resources

Our operating activities provided cash of $37.1 million during the six months ended June 30, 2003.  Our net loss of $76.4 million was the primary component of cash used in operating activities during the six months ended June 30, 2003.  The net loss was more than offset by non-cash expenses, such as depreciation and amortization expenses of $95.2 million and disposals and impairments of fixed assets primarily associated with the Call Center Plan of $7.8 million.  In addition, approximately $15.9 million of the facility exit costs were accrued and unpaid as of June 30, 2003, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accruals for the facility exit costs, we used approximately $15.7 million to reduce accounts payable and accrued liabilities, and $10.0 million was used as a result of a decrease in deferred revenue.  We received cash of $20.4 million associated with decreases in accounts receivable and other assets.

Our investing activities used cash of $38.2 million during the six months ended June 30, 2003.  We collected $59.4 million upon the maturity and sale of investments in marketable securities and used $75.1 million to purchase additional investments in marketable securities.  Capital equipment purchases were $16.4 million for the six months ended June 30, 2003.  We used cash of $6.7 million related to purchases of subscriber bases from ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2002.

Our financing activities used cash of $73.7 million during the six months ended June 30, 2003, primarily due to the repurchase of 12.8 million shares of EarthLink common stock from Sprint and pursuant to our share repurchase program for $73.0 million.  Additionally, we used cash of $1.7 million for principal payments on capital lease obligations, which was partially offset by the receipt of $1.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

At June 30, 2003, we had approximately $307.3 million in cash and cash equivalents. In addition, we held short-term and long-term investments in marketable securities valued at $88.5 million and $60.3 million, respectively. The short-term investments in marketable securities have original maturities ranging from three to twelve months, and the long-term investments in marketable securities have original maturities ranging from twelve to nineteen months. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, subscriber bases and/or access technologies that complement ours. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

In February 2003, the Board of Directors increased the amount authorized to repurchase the Company’s common stock to a total of $50.0 million. As of July 31, 2003, we have repurchased approximately $34.1 million pursuant to this authorization and have $15.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Safe Harbor Statement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (5) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we are not profitable and may never achieve profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with streamlining our call centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in EarthLink’s business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink’s other filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, other non-government debt securities, and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The following table summarizes our investments by security type as of June 30, 2003.

	Amortized Cost	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$101,178	$101,396
Government agency notes	25,678	25,683
Asset-backed securities	190,260	190,291
Commercial paper	3,989	3,989
	$321,105	$321,359

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$172,581	$172,581
Weighted average interest rate	1.3%
Weighted average maturity (mos.)	0.6

Included in investments in marketable securities-short-term	$88,082	$88,463
Weighted average interest rate	2.5%
Weighted average maturity (mos.)	6.6

Included in investments in marketable securities-long-term	$60,442	$60,315
Weighted average interest rate	1.6%
Weighted average maturity (mos.)	15.0

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, EarthLink carried out an evaluation, with the participation of EarthLink’s management, including EarthLink’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of EarthLink’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, EarthLink’s Chief Executive Officer and Chief Financial Officer concluded that EarthLink’s disclosure controls and procedures are effective in timely alerting them to material information relating to EarthLink (including its consolidated subsidiaries) required to be included in EarthLink’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

EarthLink held its 2003 annual meeting of stockholders on May 27, 2003. The following summarizes the four proposals submitted for a vote of the stockholders at that meeting:

Proposal 1.  To elect Marce Fuller and Robert M. Kavner to EarthLink’s Board of Directors as Class I directors for a three-year term.

	Marce Fuller		Robert M. Kavner
Votes “For”	133,151,524	shares	133,151,524	shares
Votes “Against”	0	shares	0	shares
Votes “Abstained”	3,230,604	shares	3,230,604	shares

In addition, the terms of the following directors continued after the annual meeting:  Charles G. Betty, Sky D. Dayton, Linwood A. Lacy, Jr. and Robert M. Metcalfe.  Austin M. Beutner’s term as a director ended on May 27, 2003.

Proposal 2.  To approve and ratify amendments to the EarthLink, Inc. Stock Option Plan for Non-Employee Directors.

Votes “For”—117,646,189 shares

Votes “Against”—18,328,890 shares

Votes “Abstained”—397,049 shares

Proposal 3.  To approve and ratify amendments to the EarthLink, Inc. Stock Incentive Plan.

Votes “For”—113,829,163 shares

Votes “Against”—22,150,056 shares

Votes “Abstained”—392,909 shares

Proposal 4.  To ratify the selection of Ernst & Young LLP by the Audit Committee of the Board of Directors to serve as EarthLink’s independent auditors for the fiscal year ending December 31, 2003.

Votes “For”—132,403,319 shares

Votes “Against”—3,806,829 shares

Votes “Abstained”—161,980 shares

Each of the four proposals were approved by the EarthLink stockholders at the annual meeting.

Item 6.   Exhibits And Reports On Form 8-K.

(a)	Exhibits. The following exhibits are filed as part of this report:

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

EarthLink filed a Current Report on Form 8-K dated April 3, 2003 in which EarthLink reported under Items 5 and 7 that on April 2, 2003, EarthLink issued a press release announcing it agreed to purchase nine million shares of EarthLink common stock from Sprint Corporation for $53.1 million.

EarthLink filed a Current Report on Form 8-K dated April 23, 2003 in which EarthLink reported under Items 7 and 9 that on April 22, 2003, EarthLink issued a press release announcing its financial results for the quarter ended March 31, 2003 and providing guidance for the remainder of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	August 14, 2003	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	August 14, 2003	/s/ LEE ADREAN
Lee Adrean, Chief Financial Officer (principal financial officer)

Date:	August 14, 2003	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Vice President Finance (principal accounting officer)