Form 10-Q
period 2003-09-30
EARTHLINK INC
filed 2003-11-14
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 159,726,787 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2003

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2002	September 30, 2003
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382,065	$302,643
Investments in marketable securities	108,978	102,987
Accounts receivable, net of allowance of $5,518 and $7,976 at December 31, 2002 and September 30, 2003, respectively	53,496	39,809
Prepaid expenses	16,836	17,445
Other assets	22,846	12,521
Total current assets	584,221	475,405
Long-term investments in marketable securities	24,394	60,984
Other long-term assets	7,325	12,868
Property and equipment, net	168,877	118,074
Subscriber bases, net	118,354	39,427
Goodwill and other indefinite life intangible assets	120,382	119,315
Total assets	$1,023,553	$826,073

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$46,610	$44,441
Accrued payroll and related expenses	28,335	26,465
Other accounts payable and accrued liabilities	166,284	137,031
Current portion of capital lease obligations	3,369	959
Deferred revenue	77,066	63,132
Total current liabilities	321,664	272,028

Deferred revenue, net of current portion	4,649	6,256
Long-term portion of capital lease obligations	619	29
Other long-term liabilities	4,321	8,010
Total liabilities	331,253	286,323

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 17,979 shares issued and outstanding at December 31, 2002, aggregate value upon involuntary liquidation of $326,230 at December 31, 2002	180	—
Common stock, $0.01 par value, 300,000 shares authorized, 157,263 and 175,820 shares issued as of December 31, 2002 and September 30, 2003, respectively, and 154,712 and 159,423 shares outstanding at December 31, 2002 and September 30, 2003, respectively	1,573	1,758
Additional paid-in capital	1,939,960	1,946,333
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,236,991)	(1,314,489)
Treasury stock, at cost, 2,551 and 16,397 shares at December 31, 2002 and September 30, 2003, respectively	(14,176)	(95,158)
Unrealized gains on investments	531	83
Total stockholders’ equity	692,300	539,750
Total liabilities and stockholders’ equity	$1,023,553	$826,073

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$256,784	$235,713	$780,208	$734,594
Broadband access	66,583	93,045	178,400	262,934
Web hosting	13,012	12,363	40,157	37,583
Content, commerce and advertising	4,319	6,231	10,802	18,243
Total revenues	340,698	347,352	1,009,567	1,053,354

Operating costs and expenses:
Telecommunications service and equipment costs	134,287	130,631	404,434	398,695
Sales incentives	8,220	6,312	35,375	16,826
Total cost of revenues	142,507	136,943	439,809	415,521

Sales and marketing	91,501	86,314	275,641	282,728
Operations and customer support	77,892	69,271	243,005	223,714
General and administrative	32,139	29,666	91,687	96,814
Acquisition-related amortization	25,054	22,867	84,669	75,619
Facility exit costs	—	—	—	36,596
Total operating costs and expenses	369,093	345,061	1,134,811	1,130,992

Income (loss) from operations	(28,395)	2,291	(125,244)	(77,638)
Interest income and other, net	2,696	1,209	10,118	4,726
Net income (loss) before income taxes	(25,699)	3,500	(115,126)	(72,912)
Income taxes (Note 14)	—	—	—	—
Net income (loss)	(25,699)	3,500	(115,126)	(72,912)
Deductions for accretion dividends	(4,369)	—	(15,991)	(4,586)
Net income (loss) attributable to common stockholders	$(30,068)	$3,500	$(131,117)	$(77,498)

Basic net income (loss) per share	$(0.20)	$0.02	$(0.87)	$(0.49)

Diluted net income (loss) per share	$(0.20)	$0.02	$(0.87)	$(0.49)

Basic weighted average common shares outstanding	152,231	159,998	150,302	156,617

Diluted weighted average common shares outstanding	152,231	162,747	150,302	156,617

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(115,126)	$(72,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	166,163	138,429
Disposals and impairments of fixed assets	188	7,798
Decrease in accounts receivable, net	1,015	13,394
(Increase) decrease in prepaid expenses and other assets	(1,632)	4,168
Decrease in accounts payable and accrued and other liabilities	(45,870)	(15,098)
Decrease in deferred revenue	(9,904)	(12,696)
Net cash (used in) provided by operating activities	(5,166)	63,083

Cash flows from investing activities:
Purchases of property and equipment	(23,811)	(22,006)
Proceeds from sales of fixed assets	729	542
Investments in marketable securities:
Purchases	(130,810)	(131,284)
Sales and maturities	148,697	100,237
Purchases of businesses, net of cash acquired	(19,805)	—
Purchases of subscriber bases	(11,509)	(7,804)
Net cash used in investing activities	(36,509)	(60,315)

Cash flows from financing activities:
Principal payments under capital lease obligations	(9,317)	(3,000)
Proceeds from stock options exercised and employee stock purchase plan purchases	1,148	1,792
Purchases of treasury stock	(4,601)	(80,982)
Net cash used in financing activities	(12,770)	(82,190)

Net decrease in cash and cash equivalents	(54,445)	(79,422)
Cash and cash equivalents, beginning of period	424,029	382,065
Cash and cash equivalents, end of period	$369,584	$302,643

Supplemental non-cash disclosures:
Common stock issued in conjunction with an acquisition	$1,341	$—
Non-cash adjustments related to accretion dividends	$15,991	$4,586

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.        Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is a leading Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  EarthLink’s primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services. The Company provides a broad range of products and services to approximately five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.

2.    Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2002 contained in the Company’s Annual Report on Form 10-K (as amended by Form 10-K/A), as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes with 2003.

3.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses when an arrangement with multiple revenue-generating deliverables should be divided into separate units of accounting and, if so, how the arrangement consideration should be allocated. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF Issue No. 00-21 on July 1, 2003 did not have a material effect on its results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”).  FIN 46 is effective immediately for financial interests obtained in VIEs after January 31, 2003, and otherwise is effective for interim fiscal periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003.  The Company’s adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on its results of operations or financial position.

4.  Earnings per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”).  Basic EPS represents the weighted average number of common shares outstanding divided into net income (loss) attributable to common stockholders during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.  The following table reconciles the denominator for the basic and diluted per share computations for the three months ended September 30, 2003:

Three Months Ended September 30, 2003
(in thousands, except per share data)

Net income attributable to common stockholders (A)	$3,500

Basic weighted average common shares outstanding (B)	159,998
Dilutive effect of Common Stock Equivalents:
Stock options	2,749
Diluted weighted average common shares outstanding (C)	162,747

Basic net income per share (A/B)	$0.02
Diluted net income per share (A/C)	$0.02

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three and nine months ended September 30, 2002 or for the nine months ended September 30, 2003 because such inclusion would have an anti-dilutive effect.  The Common Stock Equivalents for the nine months ended September 30, 2003 would have included, if such securities would have had a dilutive effect, approximately 1.9 million shares associated with outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period and approximately 7.4 million weighted average outstanding shares of Series A and Series B convertible preferred stock on an as converted basis.  During the three months ended June 30, 2003, the holder of Series A and Series B convertible preferred stock converted all remaining shares of Series A and Series B convertible preferred stock into shares of common stock.  For a further discussion, see Note 13, “Conversions of Convertible Preferred Stock.”

5.  Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2003 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands)
Net income (loss)	$(25,699)	$3,500	$(115,126)	$(72,912)
Net change in unrealized gains on investments	—	(171)	—	(448)
Total comprehensive income (loss)	$(25,699)	$3,329	$(115,126)	$(73,360)

6.  Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company discloses pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes model.

During the three and nine months ended September 30, 2002 and 2003, the Company recognized no amounts of compensation expense based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(30,068)	$3,500	$(131,117)	$(77,498)
Stock-based compensation expense determined using a fair value based method for all awards	(14,251)	(9,812)	(44,358)	(32,471)
Pro forma net loss attributable to common stockholders	$(44,319)	$(6,312)	$(175,475)	$(109,969)

Basic net income (loss) per share:
As reported	$(0.20)	$0.02	$(0.87)	$(0.49)
Pro forma	$(0.29)	$(0.04)	$(1.17)	$(0.70)

Diluted net income (loss) per share:
As reported	$(0.20)	$0.02	$(0.87)	$(0.49)
Pro forma	$(0.29)	$(0.04)	$(1.17)	$(0.70)

7.   Acquisitions and Asset Purchases

OmniSky Corporation

In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation (“OmniSky”) in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy.  OmniSky was a provider of wireless data applications and services for use on mobile devices.  The aggregate cost to acquire the OmniSky platform consisted of $2.7 million in cash, transaction charges of $0.8 million and the assumption of $2.7 million in liabilities.  In connection with the acquisition of the OmniSky platform, the Company recorded $6.0 million in computer software and hardware and $0.2 million in other assets.  The transaction also included 30,000 subscribers deemed to have no fair market value based on a discounted cash flow analysis. During the three months ended September 30, 2003, EarthLink decided to discontinue providing services to certain customers supported by and to cease adding subscribers to the OmniSky platform.  Accordingly, the Company reduced the carrying value of the OmniSky software and hardware by $2.1 million based on the estimated future cash flows of the customers who continue to be supported with the OmniSky platform, and the write-down is included in telecommunications service and equipment costs for the three and nine months ended September 30, 2003.

PeoplePC Inc.

In July 2002, EarthLink purchased the outstanding stock of PeoplePC Inc. (“PeoplePC”).  PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners.  EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and paid transaction costs of $1.3 million.  EarthLink assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services and a personal computer as part of a bundled package prior to the acquisition date and assumed other liabilities of $24.5 million.  The Company allocated approximately $11.0 million to the value of the acquired PeoplePC subscriber base and recorded goodwill and other indefinite life intangible assets of approximately $41.9 million.

Pro forma disclosures of financial information

The actual results of PeoplePC have been included in the results of operations for EarthLink since the date of acquisition, July 31, 2002.  The unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2002 combine the results of operations of PeoplePC and EarthLink as if the acquisition occurred on January 1, 2002.  The unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods.  The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

Condensed combined statement of operations data:	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(unaudited)
	(in thousands, except per share data)

Total revenues	$346,616	$1,058,681
Net loss	(32,224)	(142,306)
Deductions for accretion dividends	(4,369)	(15,991)
Net loss attributable to common stockholders	$(36,593)	$(158,297)
Basic and diluted net loss per share	$(0.24)	$(1.05)
Weighted average common shares outstanding	152,231	150,302

8.  Restructuring, Facility Exit and Other Costs

PeoplePC

EarthLink’s acquisition of PeoplePC included costs related to a formal EarthLink plan (the “PeoplePC Plan”) to integrate PeoplePC’s operations into EarthLink’s operations and to exit PeoplePC’s international operations. The PeoplePC Plan called for the net reduction of 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. The costs associated with the PeoplePC Plan included $2.1 million related to the write-off of duplicative and abandoned assets, $0.8 million related to employee termination benefits and $1.8 million related to exiting PeoplePC’s international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The Company wrote-off all impaired assets as of the acquisition date.  The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are reflected in the fair values of tangible and intangible assets acquired and liabilities assumed in the acquisition. The costs associated with the PeoplePC Plan were less than original estimates and, as a result, the Company decreased its liability related to severance costs and the non-cancelable lease by $0.5 million resulting in a decrease in goodwill. The following table summarizes the status of the severance costs and non-cancelable lease liability associated with the PeoplePC Plan as of and for the nine months ended September 30, 2003:

	Balance December 31, 2002	Payments	Adjustments	Balance September 30, 2003
	(in thousands)
Severance costs	$191	$(62)	$(129)	$—
Non-cancelable lease	596	(233)	(363)	—
	$787	$(295)	$(492)	$—

Facility exit costs

On November 15, 2002, EarthLink closed its Phoenix, Arizona call center facility. The plan for the closure of the Phoenix facility called for the elimination of 259 positions, primarily customer support personnel. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million. The Company has paid all exit costs and written off the impaired assets associated with the Phoenix facility.

On January 28, 2003, EarthLink announced a plan to streamline its call center facilities (the “Call Center Plan”).  In connection with the Call Center Plan, EarthLink closed its call center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003.  The closure of the four call center facilities resulted in the termination of 1,220 employees, primarily customer support personnel. As of March 31, 2003, the Company had communicated details of the Call Center Plan, including termination dates, to all 1,220 affected employees, and all affected employees’ positions had been eliminated.  The Call Center Plan resulted in a net reduction of 920 employees, primarily customer support personnel, because EarthLink hired customer support personnel at its remaining facilities to support its broadband service offerings.  In connection with the Call Center Plan, EarthLink recorded facility exit costs of approximately $36.6 million included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

The following table summarizes the status of the accrued severance costs associated with the Phoenix call center facility exit costs as well as the facility exit costs associated with the Call Center Plan as of and for the nine months ended September 30, 2003:

	Balance December 31, 2002	Facility Exit Costs	Non-Cash Items	Payments	Adjustments	Balance September 30, 2003
	(in thousands)
Phoenix call center facility exit costs:
Severance and personnel related costs	$296	$—	$—	$(296)	$—	$—

Facility exit costs associated with the Call Center Plan:
Severance and personnel related costs	$—	$10,737	$—	$(10,966)	$483	$254
Telecommunications service termination and real estate costs, including non-cancelable leases	—	18,207	—	(7,155)	(483)	10,569
Write-off abandoned and disposed assets	—	7,652	(7,652)	—	—	—
	$—	$36,596	$(7,652)	$(18,121)	$—	$10,823

MailStation

During the three months ended June 30, 2003, the Company decided to cease active marketing of its MailStation products and services but intends to continue providing services to MailStation customers that are currently activated or may activate in the future.  Consequently, the Company reduced the carrying value of its MailStation hardware, including inventory on hand and in the retail channels, to its estimated net realizable value. The resulting write-down of MailStation hardware of $4.8 million is included in telecommunications service and equipment costs in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003.

9.  Investments

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.  The Company has invested primarily in U.S. corporate notes, all of which have a minimum investment rating of A; asset-backed securities; and government agency notes.  The Company had no realized gains or losses from the sale of investments in marketable securities for the three and nine months ended September 30, 2002.  The Company received proceeds of $8.9 million and $42.8 million upon the sale of available-for-sale securities during the three and nine months ended September 30, 2003, respectively; realized nominal gains in the three months ended September 30, 2003 and realized gains of $0.3 million in the nine months ended September 30, 2003 upon the sale of investments prior to their maturities; and realized nominal losses upon the sale of investments prior to their maturities during the three and nine months ended September 30, 2003.

10.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003:

	As of December 31, 2002			As of September 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$326,298	$(207,944)	$118,354	$322,992	$(283,565)	$39,427

Goodwill and other indefinite life intangible assets			$120,382			$119,315

During the three months ended September 30, 2003, goodwill decreased $1.1 million as a result of adjustments to the estimated amounts of liabilities assumed and identifiable assets acquired in connection with the acquisition of PeoplePC.

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2003 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $8.1 million for the three months ending December 31, 2003 and $23.2 million, $6.5 million and $1.6 million for the years ending December 31, 2004, 2005 and 2006, respectively.

11.  Share Repurchases

In October 2003, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $100.0 million to a total of $150.0 million. During the nine months ended September 30, 2003, the Company repurchased 4.8 million shares of its common stock for $27.9 million pursuant to previously existing authorizations. As of October 31, 2003, the Company had $107.0 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

In April 2003, the Company repurchased 9.0 million shares of its common stock from Sprint Corporation (“Sprint”) for $53.1 million, which was executed pursuant to a separate authorization by the Board of Directors.

In October 2003, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed rescission offer for approximately 0.2 million unregistered shares of EarthLink common stock in the EarthLink, Inc. 401(k) Plan.  The estimated maximum amount the Company would be subject to pay is approximately $2.8 million.  As of October 31, 2003, the Company had not commenced the rescission offer.

12.  Deductions for Accretion Dividends

Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $2.6 million and $10.4 million for the three and nine months ended September 30, 2002, respectively, and approximately $3.0 million for the nine months ended September 30, 2003 related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock.

Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible.  In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discount for each series was accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $1.8 million and $5.6 million for the three and nine months ended September 30, 2002, respectively, and approximately $1.6 million for the nine months ended September 30, 2003 related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint converted all of its Series A and Series B convertible preferred stock, the Company will not record any dividends associated with the Series A and Series B convertible preferred stock in future periods.  See Note 13, “Conversions of Convertible Preferred Stock.”

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

14.  Income Taxes

EarthLink has historically reported net losses and provided a valuation allowance for any income tax benefits, including operating loss carryforwards. Based on management’s assessment, a valuation allowance was recorded against the Company’s deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income in future periods to utilize deferred income tax benefits, primarily net operating loss carryforwards.  EarthLink reported net income for the three months ended September 30, 2003 but reported a net loss for the nine months ended September 30, 2003 and expects to report a net loss for the year ending December 31, 2003.  Therefore, EarthLink has recorded income taxes at an effective annual tax rate of 0% for the three months ended September 30, 2003 in accordance with interim reporting requirements of SFAS 109, “Accounting for Income Taxes” and APB Opinion No. 28, “Interim Financial Reporting.”  The Company has provided a valuation allowance for its deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding their realization.

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

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is a leading Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services.  We provide our broad range of services to approximately five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.  We derive substantially all revenues from services and related fees, and such revenues represented approximately 98% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

Our goal is to sustain and build upon our strong position in the U.S. Internet access market by providing a high-quality customer experience; focusing on high-growth opportunities, such as broadband and value-priced narrowband access; increasing the range of services offered, including new and differentiated forms of access as well as value-added services; leveraging the scale of our subscriber base and existing infrastructure to improve profitability; and pursuing acquisitions to supplement growth through traditional sales and marketing channels.

Our subscriber base grew from approximately 4.8 million paying subscribers at September 30, 2002 to approximately 5.0 million paying subscribers at September 30, 2003.  We have grown our customer base organically through traditional marketing channels such as direct marketing; alliances with strategic partners and original equipment manufacturers (OEMs); retail outlets; and word of mouth and referral marketing. We have also grown our customer base through acquisitions of subscriber bases. While our overall subscriber base grew slightly over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this segment of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services resulting from the acquisition of PeoplePC Inc. (“PeoplePC”).  Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”).  In the three and nine months ended September 30, 2003, our relationship with Sprint generated more than 10% of EarthLink’s total gross organic subscriber additions.  Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

We have an agreement with Time Warner Cable, a company whose networks pass approximately 20 million homes, to offer our broadband Internet services over Time Warner Cable systems.  In connection with the agreement, Time Warner Cable receives compensation from EarthLink for providing last mile broadband access to certain broadband subscribers. In the third quarter of 2001, we started providing services to subscribers via the Time Warner Cable network, and as of June 30, 2002, our full package of high-speed Internet access, content, applications and functionality was available in all 39 markets served, including the New York and Los Angeles markets.

We have a strategic alliance with Apple Computer, Inc. (“Apple”).  In connection with this alliance, we serve as the default ISP in Apple’s setup software on its Macintosh branded line of computers through January 4, 2005.  We are the exclusive default ISP for dial-up, ISDN and digital subscriber line (“DSL”) services on Macintosh computers sold in the U.S., and we pay Apple for each gross organic subscriber addition generated as a result of our alliance.  Apple may terminate the agreement at any time with 90 days advance notice.  There can be no assurance that Apple will not terminate the agreement or that we will be able to extend our arrangement with Apple beyond January 4, 2005, and a significant decrease in the number of gross subscriber additions generated through our relationship with Apple would adversely affect our results of operations.

Acquisitions and Asset Purchases

In December 2001, we acquired Cidco Incorporated (“Cidco”), a developer, distributor and provider of email appliances and related services. Since our acquisition of Cidco in December 2001, we have provided Cidco’s affordable, portable and easy-to-use email appliances such as the MailStation and related Internet services. During the three months ended June 30, 2003, we decided to cease active marketing of the MailStation products and services.  We intend to continue providing services to MailStation customers that are currently activated or may activate in the future.

In January 2002, we acquired the proprietary software platform of OmniSky Corporation (“OmniSky”) in a Bankruptcy Code Section 363 purchase of assets out of bankruptcy.  OmniSky was a provider of wireless data applications and services for use on mobile devices.  During the three months ended September 30, 2003, we decided to discontinue providing services to certain customers supported by and to cease adding subscribers to the OmniSky platform.  Accordingly, we reduced the carrying value of the acquired software and hardware by $2.1 million based on the estimated future cash flows of the customers who continue to be supported with the OmniSky platform, and the write-down is included in telecommunications service and equipment costs for the three and nine months ended September 30, 2003.

In July 2002, we acquired PeoplePC.  PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners. PeoplePC also provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty (“Membership Package”).  In the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers (“Membership Customers”) and approximately 55,000 value-priced, monthly billed subscribers. The PeoplePC business gives us the opportunity to create and market a value-priced access service and to compete in the value segment of the Internet access market.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	% of Revenues	2003	% of Revenues	2002	% of Revenues	2003	% of Revenues
	(dollars in millions)
Revenues:
Narrowband access	$256.8	75	$235.7	68	$780.2	77	$734.6	70
Broadband access	66.6	20	93.1	27	178.4	18	262.9	25
Web hosting	13.0	4	12.4	3	40.2	4	37.6	3
Content, commerce and advertising	4.3	1	6.2	2	10.8	1	18.3	2
Total revenues	340.7	100	347.4	100	1,009.6	100	1,053.4	100

Operating costs and expenses:
Telecommunications service and equipment costs	134.3	39	130.6	38	404.4	40	398.7	38
Sales incentives	8.2	3	6.3	2	35.4	4	16.8	2
Total cost of revenues	142.5	42	136.9	40	439.8	44	415.5	40

Sales and marketing	91.5	27	86.3	25	275.6	27	282.8	27
Operations and customer support	77.9	23	69.3	20	243.0	24	223.7	21
General and administrative	32.1	9	29.7	8	91.7	9	96.8	9
Acquisition-related amortization	25.1	7	22.9	6	84.7	8	75.6	7
Facility exit costs	—	—	—	—	—	—	36.6	3
Total operating costs and expenses	369.1	108	345.1	99	1,134.8	112	1,131.0	107

Income (loss) from operations	(28.4)	(8)	2.3	1	(125.2)	(12)	(77.6)	(7)
Interest income and other, net	2.7	—	1.2	—	10.1	1	4.7	—
Net income (loss) before income taxes	(25.7)	(8)	3.5	1	(115.1)	(11)	(72.9)	(7)
Income taxes	—	—	—	—	—	—	—	—
Net income (loss)	(25.7)	(8)	3.5	1	(115.1)	(11)	(72.9)	(7)
Deductions for accretion dividends	(4.4)	(1)	—	—	(16.0)	(2)	(4.6)	—
Net income (loss) attributable to common stockholders	$(30.1)	(9)	$3.5	1	$(131.1)	(13)	$(77.5)	(7)

The following table summarizes subscriber activity during the three and nine months ended September 30, 2002 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands)
Subscribers at beginning of period	4,860	5,039	4,843	4,987
Gross organic subscriber additions	451	658	1,509	1,879
Acquired subscribers	62	5	161	25
Adjustment (a)	—	(152)	—	(152)
Churn	(543)	(592)	(1,683)	(1,781)
Subscribers at end of period	4,830	4,958	4,830	4,958

(a) Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter Communications (“Charter”), EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003. See discussion below under “Broadband access revenues” for more information.

The subscriber amounts above and in subsequent tables do not include the Membership Customers that purchased a Membership Package from PeoplePC prior to the date of our acquisition of PeoplePC that continue to receive service for their prepaid terms.  As of September 30, 2002 and 2003, there were 500,000 and 294,000 such Membership Customers, respectively, receiving services, down from 518,000 at the date of the acquisition. Both amounts include 99,000 international Membership Customers that EarthLink does not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenue as it delivers services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenues recorded were $3.7 million in the three and nine months ended September 30, 2002 and $3.4 million and $12.1 million in the three and nine months ended September 30, 2003, respectively.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet access devices.  Narrowband revenues decreased $21.1 million, or 8%, from $256.8 million during the three months ended September 30, 2002 to $235.7 million during the three months ended September 30, 2003. The decrease in narrowband revenues was due to a decrease in the average number of narrowband subscribers and a decrease in the average monthly narrowband access service revenue per subscriber.  These decreases were slightly offset by an increase in equipment-related revenues, from $2.6 million during the three months ended September 30, 2002 to $4.3 million during the three months ended September 30, 2003.  Our equipment-related revenues may decline in future periods as a result of our decisions to cease active marketing of MailStation products and services and to de-emphasize the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services.

Average monthly narrowband access service revenue per subscriber decreased from $20.68 to $19.73 during the three months ended September 30, 2002 and 2003, respectively, due to increased promotional pricing

for our premium service offerings and growth in our valued-priced access services, which are generally priced at $10.95 per month.   Average narrowband subscribers decreased 184,000, or 5%, from 4.0 million during the three months ended September 30, 2002 to 3.9 million during the three months ended September 30, 2003.

The following table summarizes narrowband subscriber activity during the three months ended September 30, 2002 and 2003:

	Three Months Ended September 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,082	3,881
Gross organic subscriber additions	349	491
Acquired subscribers	56	5
Narrowband subscribers converted to our broadband services	(26)	(9)
Churn	(485)	(527)
Subscribers at end of period	3,976	3,841

On September 30, 2003, we had 3.8 million narrowband subscribers, a decrease of 135,000 from September 30, 2002. This decrease resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  Partially offsetting this decrease was the addition of approximately 240,000 net subscribers for our value-priced access services, from 55,000 subscribers at September 30, 2002 to 295,000 subscribers at September 30, 2003. The number of narrowband subscribers we are able to add may decline, the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our quarterly average monthly churn rates for narrowband subscribers were 4.5%, 4.1%, 4.1% and 4.0% during the four quarters of 2002 and 4.5%, 4.5% and 4.6% for the first three quarters of 2003.  The increase in churn from the rates experienced in the latter half of 2002 is due to early-life churn related to the high level of gross subscriber additions and acquired subscribers, as well as an increased number of subscribers who migrate to broadband services.  If churn rates continue to be at or above the rates experienced in 2003, our narrowband subscriber base may continue to decrease.  We continue to implement plans to address churn, including adding new features such as spamBlocker, EarthLink Accelerator and Pop-Up Blockersm to enhance our premium narrowband service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results.  In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $26.5 million, or 40%, from $66.6 million during the three months ended September 30, 2002 to $93.1 million during the three months ended September 30, 2003. The increase was due to a higher average number of broadband subscribers, from 642,000 during the three months ended September 30, 2002 to 921,000 during the three months ended September 30, 2003.  The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in average subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined 3% from $34.55 to $33.68.  The decrease in average monthly revenue per broadband subscriber was due in part to fewer gross subscriber additions for our satellite services in the three months ended September 30, 2003.  New satellite service subscriptions generate significant first month revenues associated with the installation and sale of equipment.   Average monthly revenue per broadband subscriber also declined due to a shift in the mix of our broadband subscriber base from frame relay, dedicated circuit and business sDSL subscribers to retail cable, introductory pricing offered to new retail broadband customers to stimulate increased sales, and lower average wholesale broadband revenues per subscriber due to the restructuring of our relationship with Charter.  However, the restructuring of our relationship with Charter also increased the proportionality of retail customers in our broadband subscriber base, which had the effect of increasing average monthly revenue per broadband subscriber.

The following table summarizes broadband subscriber activity during the three months ended September 30, 2002 and 2003:

	Three Months Ended September 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	604	993
Gross organic subscriber additions	84	155
Acquired subscribers	6	—
Narrowband subscribers converted to our broadband services	26	9
Adjustment (a)	—	(152)
Churn	(39)	(52)
Subscribers at end of period	681	953

(a) Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter, EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003. See discussion below.

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price, provides the communications link to the consumer’s home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $15 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue.  The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications and cable partners.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  Two incumbent local exchange carriers (“ILECs”), Verizon Communications Inc. (“Verizon”) and SBC Communications Inc. (“SBC”) have reduced the retail prices of their broadband service offerings over the past nine months. Verizon and SBC have also decreased, to a lesser degree, the wholesale prices of broadband services they provide us and other high-speed service providers.  Such competitive pressures may cause us to decrease the price of our retail broadband access services resulting in a decrease in our average monthly revenue per broadband subscriber, and potentially a reduction in gross margin dollars per subscriber, and/or may result in fewer new broadband subscribers from our sales and marketing programs.  Any of these could have a materially adverse effect on the profitability of our business.

Because in our judgment Verizon’s wholesale prices to us are unreasonable and do not bear a reasonable relationship to its retail prices for broadband services, in October 2003 we served Verizon with notice of our intent to file a complaint with the Federal Communications Commission (“FCC”) for violations of the Telecommunications Act of 1996 and FCC rules related to the pricing of wholesale DSL services.

Contracts with broadband network partners

We have agreements with varying terms with all of our significant broadband network providers. Our contract with Time Warner Cable for retail broadband services extends through December 31, 2006, and our contract with Comcast Corporation for retail broadband services extends through July 2005. Our contract with Covad Communications Group, Inc. (“Covad”) expires in July 2004. Our contracts with subsidiaries of SBC expire in October 2005 and August 2006, and our contract with a subsidiary of BellSouth Corporation expires in March 2006.  We have historically had wholesale relationships with Sprint and Charter.

Our contract with Charter to provide wholesale broadband services expired in July 2003.  In July 2003, we signed a new agreement with Charter pursuant to which we intend to transition from providing wholesale broadband services to Charter in certain markets to offering a premium, add-on Internet service to Charter subscribers in these markets for a smaller monthly fee.  The premium Internet service would include functionality available in EarthLink’s current retail narrowband and broadband service offerings such as Pop-Up Blocker and spamBlocker.  During the transition period, EarthLink will continue providing wholesale broadband services to Charter at a nominal rate. The renegotiated agreement resulted in a $3.0 million reduction in broadband access revenues during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  Due to the reduction in revenue per subscriber during the transition period under this arrangement, EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003.  EarthLink has included customers who choose to subscribe to the premium, add-on Internet service in its gross organic subscriber additions and in its total paying subscriber count and will continue to do so.

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

The availability of and charges for last mile access with these and other last mile broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. EarthLink’s business could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

Regulatory environment for broadband access

We purchase last mile broadband access from ILECs; competitive local exchange carriers (“CLECs”); and cable and satellite providers. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers have not been required by law to make last mile access available to ISPs like EarthLink. However, an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit held that the provision of cable broadband Internet services includes a “telecommunications service.”  This ruling may ultimately require cable providers to make last mile access available on a non-discriminatory basis to ISPs; however, we cannot predict the outcome of any appeals of this decision.  We are also unable to predict the outcome of any further proceedings, regulatory or otherwise, or the impact of any new regulations or rulings on our business and operations.  Time Warner Cable was required to make last mile access available over its cable facilities as a condition of the AOL-Time Warner merger. EarthLink also offers broadband Internet access over cable to Comcast Corporation customers in the Seattle and Boston area markets.

In November 1999, the FCC issued an order which allowed CLECs, such as Covad, the ability to separately purchase from the ILECs the High Frequency Portion of the Loop (HFPL) used to provision DSL services. This is commonly known as line-sharing. In May 2002, the U.S. Court of Appeals vacated and remanded the FCC’s line-sharing decision. In February 2003, the FCC voted 3-2 to report an order, issued in August 2003, which will eliminate line-sharing for new subscribers, subject to a three-year phase-out period, while existing subscribers’ access via line-sharing are grandfathered at existing prices. At the end of the three-year phase-out period, CLECs, such as Covad, would be required to pay a full unbundled loop rate to the ILECs for new subscribers. Covad believes that it has an ongoing right to line-sharing under its contractual agreements with the ILECs, subject to change-in-law provisions. If Covad cannot continue to purchase line-shared services, and such inability makes their DSL offerings uneconomic, we may use other wholesale broadband providers’ networks, including ILECs’ and/or cable providers’ networks for new subscribers. If the ILECs substantially increase the cost of such services, our business could be materially adversely affected.

The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to three years remaining on current contract terms. Some of our ILEC broadband providers set availability and prices based on tariffed rates, which are subject to change from time to time, rather than contract. We do not believe our contracts with the ILECs are subject to the aforementioned line-sharing regulations; however, regulatory actions regarding line-sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We believe that, regardless of regulatory decisions that may be made, ILECs will continue to sell wholesale broadband access on economically reasonable terms to ISPs like EarthLink, although there can be no assurance of this and we may take action through the FCC or the U.S. court system in our efforts to ensure wholesale broadband access is available on economically reasonable terms. Our contracts with our cable providers and Covad, our principal CLEC, have up to three years remaining on current contract terms.

The availability and/or pricing of last mile access with our wholesale broadband providers, including ILECs, CLECs, and cable providers, among others, at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. There can be no assurance that we will be able to extend our current contracts on terms acceptable to us or at all. The inability to extend current contracts with last mile broadband access providers could materially, adversely affect our business.

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

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 5% from $13.0 million during the three months ended September 30, 2002 to $12.4 million during the three months ended September 30, 2003 due to a decrease in average web hosting subscribers.

Average monthly revenue per subscriber remained relatively constant at $25.00 and $25.04 during the three months ended September 30, 2002 and 2003, respectively.  Average web hosting subscribers were 173,000 during the three months ended September 30, 2002 and 165,000 during the three months ended September 30, 2003.

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

Content, commerce and advertising revenues increased $1.9 million, or 44%, from $4.3 million during the three months ended September 30, 2002 to $6.2 million during the three months ended September 30, 2003, primarily due to increased search-related advertising revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of equipment, including Internet appliances, wireless devices and personal computers.  Telecommunications service and equipment costs decreased 3% from $134.3 million during the three months ended September 30, 2002 to $130.6 million during the three months ended September 30, 2003, and decreased as a percentage of total revenues from 39.4% to 37.6%.   Excluding the OmniSky write-down previously discussed, telecommunications service and equipment costs decreased 4%. The decrease in telecommunications service and equipment costs was due to a 4% decrease in average monthly telecommunications service and equipment costs per subscriber partially offset by a 2% increase in average subscribers.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs. This was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.  However, broadband access continues to have both a higher price and a higher cost of revenue per subscriber than the company average, as broadband is a more costly service to deliver.  Broadband subscribers were 14% and 19% of total subscribers at September 30, 2002 and 2003, respectively.  In general, the telecommunications cost per subscriber has declined over time. The decline has resulted from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink’s prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink’s key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers. EarthLink’s principal providers for narrowband telecommunications services are Level 3 and Sprint, and our largest provider of broadband connectivity is

Covad.  We also do lesser amounts of business with a wide variety of local, regional and other national providers.

EarthLink makes less gross profit margin on broadband access than on our other principal forms of Internet access and related services. On a fully costed basis, broadband gross margins are not yet sufficient to generate positive operating earnings. Gross margins will need to be improved and other operating costs per subscriber per month will need to be reduced for broadband services to achieve profitability.

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

Cost of revenues also includes sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, cameras, modems and starter kits as introductory offers.  Sales incentives decreased 23% from $8.2 million during the three months ended September 30, 2002 to $6.3 million during the three months ended September 30, 2003 due to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs; a decline in the amount of free equipment provided to attract narrowband subscribers; and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials.  Sales and marketing expenses decreased 6% from $91.5 million during the three months ended September 30, 2002 to $86.3 million during the three months ended September 30, 2003 due to a decline in marketing expenses associated with our EarthLink Everywhere initiative and our MailStation products and services, as well as a decline in premium narrowband and broadband marketing as a result of using promotional pricing in lieu of marketing efforts to sell these services.  These decreases were partially offset by an increase in our sales and marketing efforts for our value-priced access services and an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn.  Sales and marketing expenses decreased as a percent of total revenues from 27% to 25% for the three months ended September 30, 2002 and 2003, respectively.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased from $77.9 million during the three months ended September 30, 2002 to $69.3 million during the three months ended September 30, 2003.  The decrease was a result of decreased personnel and occupancy related costs resulting from the closing of four of our call centers in the first quarter of 2003, partially offset by an increase in outsourced labor costs associated with outsourcing certain call center activities.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased $2.4 million from $32.1 million during the three months ended September 30, 2002 to $29.7 million during the three months ended September 30, 2003.  The decrease was primarily due to decreases in salaries and related personnel costs and payment processing expenses.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased $2.2 million, or 9%, from $25.1 million during the three months ended September 30, 2002 to $22.9 million during the three months ended September 30, 2003, as a result of the InfiNet.com, Inc. (“InfiNet”) and OneMain.com, Inc. (“OneMain”) subscriber bases becoming fully amortized in May 2003 and September 2003, respectively.

Interest income and other, net

Net interest income decreased 55% from $2.7 million during the three months ended September 30, 2002 to $1.2 million during the three months ended September 30, 2003 due to a decrease in our average cash and marketable securities balances and a decrease in investment yields.  Our cash and investment balances decreased as a result of the repurchase of 16.4 million shares of our common stock for $95.2 million, the purchases of subscriber bases and capital expenditures.  Our weighted average investment yields have decreased from approximately 2.4% during the three months ended September 30, 2002 to approximately 1.3% during the three months ended September 30, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Income taxes

EarthLink reported net income for the three months ended September 30, 2003 but reported a net loss for the nine months ended September 30, 2003 and expects to report a net loss for the year ending December 31, 2003.  Therefore, EarthLink has recorded income taxes at an effective tax rate of 0% in the three months ended September 30, 2003 in accordance with interim reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Narrowband access revenues

Narrowband access revenues decreased $45.6 million, or 6%, from $780.2 million during the nine months ended September 30, 2002 to $734.6 million during the nine months ended September 30, 2003. The decrease in narrowband revenues was due to a decrease in the average number of narrowband subscribers and a decrease in the average monthly narrowband access service revenue per subscriber.  These decreases were partly offset by an increase in revenues related to the deferred service liability for PeoplePC Membership Customers, from $3.7 million during the nine months ended September 30, 2002 to $12.1 million during the nine months ended September 30, 2003, and an increase in equipment-related revenues, from $8.9 million during the nine months ended September 30, 2002 to $17.1 million during the nine months ended September 30, 2003.

Average monthly narrowband access service revenue per subscriber was $20.71 and $19.97 during the nine months ended September 30, 2002 and 2003, respectively.   Average narrowband subscribers decreased 191,000, or 5%, from 4.1 million during the nine months ended September 30, 2002 to 3.9 million during the nine months ended September 30, 2003.

The following table summarizes narrowband subscriber activity during the nine months ended September 30, 2002 and 2003:

	Nine Months Ended September 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	4,203	4,035
Gross organic subscriber additions	1,224	1,421
Acquired subscribers	153	25
Narrowband subscribers converted to our broadband services	(64)	(44)
Churn	(1,540)	(1,596)
Subscribers at end of period	3,976	3,841

On September 30, 2003, we had 3.8 million narrowband subscribers, a slight decrease from 4.0 million on September 30, 2002. This decrease resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access partially offset by an increase in the number of value-priced access subscribers.  Consequently, our average narrowband monthly churn rate increased from 4.3% during the nine months ended September 30, 2002 to 4.5% during the nine months ended September 30, 2003.

Broadband access revenues

Broadband access revenues increased $84.5 million, or 47%, from $178.4 million during the nine months ended September 30, 2002 to $262.9 million during the nine months ended September 30, 2003. The increase was due to a higher average number of broadband subscribers, from 570,000 during the nine months ended September 30, 2002 to 895,000 during the nine months ended September 30, 2003.  The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined from $34.81 to $32.63.  The decrease in average monthly revenue per broadband subscriber was due to a shift in the mix of our broadband subscriber base from frame relay, dedicated circuit, and business sDSL subscribers to retail cable and introductory pricing offered to new retail broadband customers to stimulate increased sales.  Fewer gross subscriber additions for our satellite services in the nine months ended September 30, 2003 also contributed to the decrease in average monthly revenue per broadband subscriber.

The following table summarizes broadband subscriber activity during the nine months ended September 30, 2002 and 2003:

	Nine Months Ended September 30,
	2002	2003
	(in thousands)
Subscribers at beginning of period	471	779
Gross organic subscriber additions	228	423
Acquired subscribers	7	—
Narrowband subscribers converted to our broadband services	64	44
Adjustment (a)	—	(152)
Churn	(89)	(141)
Subscribers at end of period	681	953

(a) As previously discussed, due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter, EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003.

Web hosting revenues

Web hosting revenues decreased 6% from $40.2 million during the nine months ended September 30, 2002 to $37.6 million during the nine months ended September 30, 2003 due to decreases in average web hosting subscribers and average monthly revenue per subscriber.

Average monthly revenue per subscriber declined 3% from $25.73 during the nine months ended September 30, 2002 to $24.93 during the nine months ended September 30, 2003, reflecting the continued migration to lower price points to be competitive in the market for web hosting services.  Average web hosting subscribers were 173,000 during the nine months ended September 30, 2002 and 168,000 during the nine months ended September 30, 2003.

Content, commerce and advertising revenues

Content, commerce and advertising revenues increased $7.4 million, or 69%, from $10.8 million during the nine months ended September 30, 2002 to $18.3 million during the nine months ended September 30, 2003 primarily due to increased search-related advertising revenues.

Cost of revenues

Telecommunications service and equipment costs decreased 1% from $404.4 million during the nine months ended September 30, 2002 to $398.7 million during the nine months ended September 30, 2003 and decreased as a percentage of total revenues from 40.1% to 37.9%.   Telecommunications service and equipment costs for the nine months ended September 30, 2003 includes the $2.1 million OmniSky write-down previously discussed and a $4.8 million write-down of MailStation hardware related to our decision to cease actively marketing MailStation products and services. Although we intend to continue providing services to existing MailStation customers and those who may activate in the future, we reduced the carrying value of MailStation inventory on hand and in the retail channels to its estimated net realizable value as a result of our decision. Excluding the OmniSky and MailStation write-downs, telecommunications service and equipment costs decreased 3%.

The decrease in telecommunications service and equipment costs was due to a 4% decrease in average monthly costs per subscriber offset by a 3% increase in average subscribers.  Excluding the OmniSky and MailStation write-downs, the decrease in average monthly costs per subscriber was 6%. The decrease was due to improvements in narrowband and broadband telecommunications costs, partially offset by an increasing portion of our business represented by broadband services.

Sales incentives decreased 52% from $35.4 million during the nine months ended September 30, 2002 to $16.8 million during the nine months ended September 30, 2003 due to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs; a decline in the amount of free equipment provided to attract narrowband subscribers; and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses increased 3% from $275.6 million during the nine months ended September 30, 2002 to $282.8 million during the nine months ended September 30, 2003, due to our direct sales and marketing efforts for our narrowband, broadband and value-priced access services, increased support for new sales channels and increases in expenses associated with enhancing the customer relationship in an effort to reduce churn.  These increases were partially offset by a decline in sales and marketing expenses associated with our EarthLink Everywhere initiative.  Sales and marketing expenses remained relatively constant as a percent of total revenues at 27% for the nine months ended September 30, 2002 and 2003.

Operations and customer support

Operations and customer support expenses decreased from $243.0 million during the nine months ended September 30, 2002 to $223.7 million during the nine months ended September 30, 2003.  The operations and customer support expenses for the nine months ended September 30, 2003 include approximately $2.1 million of incremental personnel-related costs associated with the closing of four of our call center facilities (discussed below) but not included in facility exit costs.  The decrease was a result of decreased personnel and occupancy related costs resulting from closing four of our call centers and a decrease in depreciation expense, which was partially offset by an increase in professional fees associated with the call center reconfiguration and increased outsourced labor costs associated with outsourcing certain call center activities.

General and administrative

General and administrative expenses increased $5.1 million from $91.7 million during the nine months ended September 30, 2002 to $96.8 million during the nine months ended September 30, 2003, but remained relatively constant at 9% of total revenues.  The increase was primarily due to increases in professional and legal fees and bad debt expenses, which are largely variable to revenues.

Acquisition-related amortization

Acquisition-related amortization decreased 11% from $84.7 million during the nine months ended September 30, 2002 to $75.6 million during the nine months ended September 30, 2003 as a result of the subscriber bases acquired in the NETCOM On-Line Communications Services, Inc., InfiNet and OneMain transactions becoming fully amortized in February 2002, May 2003 and September 2003, respectively. This decrease was partially offset by amortization of the PeoplePC subscriber base acquired in July 2002 and subscriber bases acquired in the fourth quarter of 2002.

Facility exit costs

On January 28, 2003, EarthLink announced a plan to streamline its call center facilities (the “Call Center Plan”).  The Call Center Plan was designed to further increase operational efficiencies and reduce overall costs in our customer support organization while maintaining our commitment to customer service.  In connection with the Call Center Plan, EarthLink closed its call centers in Dallas, Texas; Sacramento, California; Pasadena,

California; and Seattle, Washington during the months of February and March 2003.  The closure of the four call centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the Call Center Plan, EarthLink recorded facility exit costs of approximately $36.6 million during the first quarter of 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

Interest income and other, net

Net interest income decreased 53% from $10.1 million during the nine months ended September 30, 2002 to $4.7 million during the nine months ended September 30, 2003, due to a decrease in our average cash and marketable securities balances and a decrease in investment yields.  Our cash and investment balances decreased as a result of the repurchase of 16.4 million shares of our common stock for $95.2 million, the purchases of subscriber bases and capital expenditures.  Our weighted average investment yields have decreased from approximately 2.7% during the nine months ended September 30, 2002 to approximately 1.7% during the nine months ended September 30, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses when an arrangement with multiple revenue-generating deliverables should be divided into separate units of accounting and, if so, how the arrangement consideration should be allocated. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. EarthLink’s adoption of EITF Issue No. 00-21 on July 1, 2003 did not have a material effect on its results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”).  FIN 46 is effective immediately for financial interests obtained in VIEs after January 31, 2003, and otherwise is effective for interim fiscal periods ending after December 15, 2003.  We do not expect the adoption of FIN 46 to have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003.  EarthLink’s adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on EarthLink’s results of operations or financial position.

Liquidity and Capital Resources

Our operating activities provided cash of $63.1 million during the nine months ended September 30, 2003.  Our net loss of $72.9 million was more than offset by non-cash expenses, such as depreciation and amortization expenses of $138.4 million and disposals and impairments of fixed assets primarily associated with the Call Center Plan of $7.8 million.  In addition, approximately $10.8 million of the facility exit costs were accrued and unpaid as of September 30, 2003, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accruals for the facility exit costs, we used approximately $25.9 million to reduce accounts payable and accrued liabilities, and $12.7 million was used as a result of a decrease in deferred revenue.  We received cash of $17.6 million associated with decreases in accounts receivable and other assets.

Our investing activities used cash of $60.3 million during the nine months ended September 30, 2003.  We collected $100.2 million upon the maturity and sale of investments in marketable securities and used $131.3 million to purchase additional investments in marketable securities.  Capital equipment purchases were $22.0 million for the nine months ended September 30, 2003.  We used cash of $7.8 million related to purchases of subscriber bases from ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2002.

Our financing activities used cash of $82.2 million during the nine months ended September 30, 2003, primarily due to the repurchase of 9.0 million shares of EarthLink common stock from Sprint for $53.1 million and 4.8 million shares pursuant to our share repurchase program for $27.9 million.  Additionally, we used cash of $3.0 million for principal payments on capital lease obligations, which was partially offset by the receipt of $1.8 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

At September 30, 2003, we had approximately $302.6 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $103.0 million and $61.0 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, subscriber bases and/or access technologies that complement ours. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

In October 2003, the Board of Directors increased the amount authorized to repurchase our common stock under our share repurchase program by $100.0 million to a total of $150.0 million. As of October 31, 2003, we have repurchased approximately $43.0 million pursuant to previously existing authorizations and have $107.0 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Safe Harbor Statement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (5) that our commercial and alliance arrangements, including marketing arrangements with Apple and Sprint, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we have historically not been profitable and we may not be able to sustain profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with streamlining our call centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in EarthLink’s business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink’s other filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The following table summarizes our investments by security type as of September 30, 2003.

	Amortized Cost	Estimated Fair Value
	(in thousands)
U.S. corporate notes	$99,159	$99,261
Government agency notes	22,002	22,000
Asset-backed securities	186,043	186,026
	$307,204	$307,287

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$143,316	$143,316
Weighted average interest rate	1.2%
Weighted average maturity (mos.)	0.7

Included in investments in marketable securities-short-term	$102,882	$102,987
Weighted average interest rate	2.0%
Weighted average maturity (mos.)	5.2

Included in investments in marketable securities-long-term	$61,006	$60,984
Weighted average interest rate	1.6%
Weighted average maturity (mos.)	14.7

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

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

EarthLink filed a Current Report on Form 8-K dated July 22, 2003 in which EarthLink reported under Items 7 and 9 that on July 22, 2003, EarthLink issued a press release announcing its financial results for the quarter ended June 30, 2003 and providing guidance for the remainder of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	November 14, 2003	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	November 14, 2003	/s/ LEE ADREAN
Lee Adrean, Chief Financial Officer (principal financial officer)

Date:	November 14, 2003	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Vice President Finance (principal accounting officer)