Form 10-K
period 2003-12-31
EARTHLINK INC
filed 2004-03-05
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2003 was $1,091.7 million.

        As of February 27, 2004, 157,697,971 shares of common stock were outstanding.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders expected to be held on May 25, 2004 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2003

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

PART I

Item 1. Business.

Overview

        EarthLink, Inc. ("EarthLink," "we," "us" or "our") is a leading Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to its individual and business customers. Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting; and advertising and related services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence ("POPs"), a nationwide broadband footprint and wireless technologies. We have grown our customer base organically through traditional marketing channels such as direct marketing; media advertising; alliances with strategic partners and original equipment manufacturers; retail outlets; and word of mouth and referral marketing. We have also grown our customer base through acquisitions of businesses and subscriber bases.

        Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Business Strategy

        Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on high-growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; providing a high-quality customer experience, including a full range of Internet access services and innovative applications; improving operating margins to fund growth; and emphasizing customer service.

Focus on high-growth opportunities

        We provide broadband Internet access services in markets throughout the U.S., and as of December 31, 2003, we had approximately 1.1 million broadband subscribers. We have established a national broadband footprint via multiple wholesale vendors, enabling us to deploy digital subscriber line ("DSL"), cable, fixed wireless and/or satellite broadband solutions in multiple markets throughout the U.S. We believe the broadband market will continue to grow, and we will continue our efforts to expand our broadband footprint by pursuing new partnerships and relationships with wholesale broadband providers. We are also exploring the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other non-terrestrial based means of access, to expand our broadband footprint and/or deliver broadband services more cost effectively.

        By acquiring PeoplePC Inc. ("PeoplePC") in July 2002, we acquired a platform that accelerated our participation in the growing value segment of the narrowband Internet access market, where price is a significant factor in the buying decision. Continued declines in telecommunications costs have allowed companies to begin offering Internet access services with limited functionality and support services at comparatively lower prices. We have grown our value-priced narrowband subscriber base with the PeoplePC offering from 68,000 subscribers at December 31, 2002 to 424,000 subscribers at December 31, 2003. We anticipate the market for value-priced narrowband access will continue to grow, and we anticipate an increase in sales and marketing efforts to increase our value-priced narrowband customer base.

Deliver the highest quality, user- controlled experience on the Internet

        We continue to focus significant resources on attracting and retaining subscribers by providing them with fast and reliable access to the Internet through a variety of platforms and services, including broadband, premium-priced narrowband, value-priced narrowband and wireless Internet access services. We are focused on deploying products and services that enhance customers' Internet experiences, such as spamBlocker, Pop-Up BlockerSM, EarthLink Spyware BlockerSM, TotalAccess® 2004 with Parental Controls (including the EarthLink Kid Patrol Browser), web browsing acceleration-related applications for value-priced and premium narrowband subscribers and email-by-phone. In addition, we provide a customizable Personal Start Page™ that lets subscribers create their own launch point to the Internet. As a result, subscribers can search, organize, shop and communicate—via email, chat or Instant Messaging—all from one convenient location. We are devoted to delivering innovative products, services and applications that customers can use to enhance their Internet experience and believe customer adoption of these innovative tools improves customer loyalty and reduces churn.

Improve operating margins to fund growth

        We are intensely focused on delivering our services more cost effectively by capitalizing on the continuing decline in telecommunications costs, leveraging the benefits of scale throughout our business, reducing and more efficiently handling the number of calls to our contact centers, exploring cost effective outsourcing opportunities and streamlining our internal processes and operations. We leverage our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing the network to increase its efficiency. We are also focused on improving our marketing effectiveness and utilizing cost effective distribution channels.

        In January 2003, we closed four contact center facilities to reduce overall costs. In January 2004, we announced a plan to further restructure our contact center operations and rely on outsourced contact center service providers. Under the plan, we will close contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California and reduce our contact center operations in Atlanta, Georgia by the end of the first quarter of 2004. We will continue to manage operating expenses, leveraging our infrastructure as we continue our efforts to grow our customer base and revenues.

Emphasize customer service, fostering increased customer loyalty and lower churn

        We have always been committed to delivering high-quality customer service and technical support and have been recognized by several industry publications and groups as a leader in providing excellent customer service. We believe that a high level of customer satisfaction allows us to compete more effectively. We focus on the customer relationship in an effort to increase loyalty and reduce churn.

Service Offerings

        Our primary service offerings include narrowband Internet access, including premium and value-priced dial-up access over traditional telephone lines and wireless access through a variety of handheld and laptop devices; high-speed or broadband access via DSL, cable modem, satellite and dedicated circuits; web hosting; and advertising and related marketing services. We derive substantially all revenues from services and related fees, and such amounts represented more than 97% of total revenues for the year ended December 31, 2003. The remaining revenues relate to sales of equipment and devices used by our customers to access our services.

Narrowband access

        Narrowband access revenues consist of monthly fees charged to customers for dial-up and wireless Internet access; installation fees; early termination fees; equipment revenues associated with selling personal computers, handheld devices and other Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. We had approximately 4.0 million narrowband subscribers at December 31, 2003. Narrowband access revenues were $965.0 million, or 69% of total revenues, for the year ended December 31, 2003.

        We anticipate value-priced narrowband access to contribute significantly to future subscriber and revenue growth; however, we expect modest declines in our premium-priced narrowband subscriber base and revenues. We also anticipate continued differentiation of narrowband access and related services in pricing and service offerings designed to meet the unique needs of customers.

Broadband access

        Broadband access revenues consist of monthly fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and proceeds from the sale of modems and other access devices to our subscribers. We had approximately 1.1 million broadband subscribers at December 31, 2003. For the year ended December 31, 2003, broadband access revenues were $361.1 million, or 26% of total revenues.

        We expect broadband access to contribute significantly to future subscriber and revenue growth as the market for broadband services continues to increase and as we continue our efforts to expand our broadband footprint and the variety of access methods we use to deliver broadband services.

Web hosting

        We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence. For the year ended December 31, 2003, web hosting revenues were $49.9 million, or 3% of total revenues. We had approximately 161,000 web hosting accounts at December 31, 2003.

Content, commerce and advertising

        We generate content, commerce and advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the Google™ search engine; fees generated through revenue sharing arrangements with online partners accessed through our properties; commissions received from partners for the sale of partners' services to our subscribers; and sales of advertising on our various online properties, such as the Personal Start Page. Our content, commerce and advertising revenues were $25.9 million, or 2% of total revenues, for the year ended December 31, 2003.

Marketing Channels

        Our sales and marketing efforts consist of the following programs:

        Advertising.    We advertise our services in print, billboard, electronic and broadcast media. During the fall of 2003, we launched a new advertising campaign featuring the tagline, "EarthLink Revolves Around YouSM." The campaign highlights EarthLink's suite of online tools and services which are designed to enhance the customer's overall experience. The campaign includes national and regional television, radio, print and online ads.

        Direct Marketing.    We promote our services directly to customers in the form of direct mail offers, which generally advertise a free or discounted trial period to attract consumers to sign up for our services, and through promotional inserts in packages, periodicals and newspapers.

        Original Equipment Manufacturers.    We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our hardware and software manufacturing partners include, among numerous others, Apple Computer, Dell, Hewlett Packard and IBM.

        Sprint Partnership.    We have a marketing relationship with Sprint Corporation ("Sprint"). During the year ended December 31, 2003, our relationship with Sprint generated approximately 10% of our total gross organic subscriber additions.

        Retail.    We market our products and services through retail outlets such as Best Buy, Circuit City, RadioShack, Micro Center, Staples, Fry's and OfficeMax.

        Affinity Marketing.    Our affinity marketing partners include many AAA clubs, AARP and several airlines including Delta, Northwest and Southwest. Partners typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential customers.

        Member Referral Program.    We believe existing customers are among our most important marketing tools. We currently waive one month of standard Internet access service fees for each customer who refers a new customer to EarthLink's service.

Customer Service and Technical Support

        We believe reliable customer service and technical support are critical to attracting new and retaining existing customers. We provide the following services for our premium-priced narrowband, broadband and wireless Internet access subscribers:

  •
  toll-free, live telephone assistance available seven days a week, 24 hours a day;

  •
  email-based and live chat assistance available seven days a week, 24 hours a day;

  •
  help sites and Internet guide files on the EarthLink web site; and

  •
  printed reference material.

        For our value-priced narrowband Internet access services, we provide free email-based customer support and technical assistance seven days a week, 24 hours a day. We also offer free customer billing and software installation support via telephone seven days a week from 9 a.m. to 9 p.m. EST, and we offer fee-based technical support via telephone for technical matters other than software installation seven days a week, 24 hours a day.

Technical Developments and Service Enhancements

TotalAccess 2004

        In September 2003, we launched TotalAccess 2004, the newest version of EarthLink's Internet access software, which provides new tools and email features to enhance customers' Internet experiences. Key features of TotalAccess 2004 include Pop-Up Blocker, spamBlocker, Spyware Blocker, EarthLink Accelerator, parental controls, privacy tools and Easy Switch, a tool that allows customers to make the switch from AOL, MSN and other competitors easier by importing their address book and sending change-of-address notifications. Other features include a task panel that provides one-click access to the Internet, email and personal web space; automatic notification when newer versions of relevant software are available; improved email features; and enhanced search features powered by Google.

Pop-Up Blocker

        Pop-Up Blocker, offered to subscribers at no additional charge, is software designed to prevent advertising windows from appearing above (pop-up) or under (pop-under) a customer's main browser window. In June 2003, we launched the latest version of Pop-Up Blocker, equipped with a feature that combats rich media ads on the Internet. Rich media ads are pop-ups or animated and audio-enabled cartoons that move across web pages.

spamBlocker

        In May 2003, we began offering, at no additional charge, a spam-blocking feature that enables EarthLink subscribers to eliminate virtually 100 percent of all junk email. spamBlocker invokes a 'permission-based' auto-response to spam and unrecognized email addresses, asking the sender to fill out a short, easy-to-complete form to gain access to the EarthLink subscriber's inbox at the EarthLink subscriber's discretion. EarthLink has been a leader in the fight against spam and aggressively combats spam through technical solutions, litigation and customer education.

EarthLink Accelerator

        In July 2003, EarthLink began offering EarthLink Accelerator in its premium-priced narrowband Internet access service offering at no extra charge. This enables faster surfing speeds by utilizing a web acceleration technology that reduces the size of web pages and page elements sent to customers' browsers.

Spyware Blocker

        Spyware Blocker, introduced in October 2003, offers customers protection against spyware. Spyware is a type of software that secretly forwards information about a computer user's online activities to another individual or company without the user's knowledge or permission. In January 2004, EarthLink began offering a spyware detection program, SpyAudit, to all Internet users free-of-charge.

Virus Blocker

        Virus BlockerSM is a server-side, anti-virus tool that helps prevent subscribers from downloading Internet-borne viruses, worms and other malicious code via email messages and attachments sent to their EarthLink email accounts. EarthLink began offering Virus Blocker in November 2003.

PeoplePC

        PeoplePC's access software is distinct and separate from TotalAccess 2004, which is used to deliver service to the EarthLink-branded premium narrowband subscribers. The PeoplePC software has less features and applications than TotalAccess 2004 and uses Smart Dialer technology that allows customers to access the fastest and most reliable connection. PeoplePC's access software also includes spam filtering and other applications to enhance the customer's Internet experience. In addition, PeoplePC began offering a fee-based web accelerator service using technology similar to that used in EarthLink Accelerator late in 2003.

POPs and Network Infrastructure

        We provide subscribers with Internet access through both EarthLink managed facilities and third-party telecommunications POPs for dial-up and DSL services. Using a combination of owned POPs and vendor-managed POPs, we provide Internet services on a nationwide basis, while managing the timing and magnitude of capital expenditures. Approximately 92% of the U.S. population can access EarthLink's dial-up Internet service, including both premium-priced and value-priced access services, through a local telephone call.

        We use a strategy of buying Internet access from third-party providers in locations where it is more economical to do so. These are typically less densely populated areas or regions where the provider can achieve greater economies of scale. We continually evaluate owned versus outsourced decisions and, if warranted, may install an EarthLink POP to replace or overlap a vendor-managed POP. Customers located in a geographic area not currently serviced by a local POP can access the Internet through EarthLink's dial-up toll free service.

        We have access to POPs with third-party dial-up providers through network service agreements with Level 3 Communications, Inc., Sprint, UUNet, Qwest Corporation ("Qwest") and other carriers. We have agreements with BellSouth Corporation ("BellSouth"), Covad Communications Group, Inc. ("Covad"), SBC Communications Inc. ("SBC"), Qwest, Verizon Communications Inc. ("Verizon"), and WorldCom, Inc. ("WorldCom") that allow us to provide DSL services. We also have agreements with Time Warner Cable and Comcast Corporation ("Comcast") that allow us to provide broadband services over each company's cable network in all Time Warner Cable markets and certain Comcast markets.

Regulatory Environment

Overview

        The regulatory environment relating to our business and operations is evolving. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do or could affect our business. Significant areas of regulation for our business include telecommunications industry regulation in general, broadband access and Internet taxation.

Telecommunications Regulation

        Neither the Federal Communications Commission ("FCC") nor any other governmental agency directly regulates ISPs, which are classified as providers of unregulated "information services" rather than regulated "telecommunications services" under the terms of the Telecommunications Act of 1996. Accordingly, most regulations which apply to telephone companies and other common carriers do not apply to us. For example, we are not currently required to contribute a percentage of gross revenues to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. However, we are permitted to bill our customers to recover universal service fees passed through to us by our telecommunications vendors. The classification of Internet access services as "information services" may discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

        Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice services provided over the Internet as "telecommunications" or a "telecommunications service" even though Internet access itself might not be regulated. Such a decision could result in us being subject to universal service fees, access fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance.

        We could also be affected by any change in the ability of customers to reach our network through dial-up telephone connections without any additional charges. The FCC has ruled that ISPs are enhanced service providers and are thus exempt from access charges that apply to traditional telecommunications companies. Local telephone companies typically assess charges on long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

        State public utility commissions generally have declined to regulate enhanced or information services. However, some state commissions continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Broadband Access

        We purchase last mile broadband access from incumbent local exchange carriers ("ILECs"); competitive local exchange carriers ("CLECs"); and cable providers. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. However, an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit held that the provision of cable broadband Internet services includes a "telecommunications service." This ruling may ultimately require cable providers to make last mile access available on a non-discriminatory basis to ISPs; however, we cannot predict the outcome of any appeals of this decision. We are also unable to predict the outcome of any further legal, regulatory or legislative proceedings or the impact of any such regulations or rulings on our business and operations. Time Warner Cable makes last mile access available to EarthLink and other ISPs as a condition of the AOL-Time Warner merger. EarthLink also offers broadband Internet access over cable to Comcast customers in the Seattle and Boston area markets.

        In August 2003, the FCC issued its UNE Triennial Review Order which, among other things, eliminates line sharing. Line sharing allows CLECs such as Covad to purchase the High Frequency Portion of the Loop (HFPL) from an ILEC for less than the cost of purchasing the entire line. Purchasing the HFPL as a separate Unbundled Network Element allows Covad to offer wholesale DSL services to EarthLink on a cost-effective basis. The UNE Triennial Review Order will affect Covad (and other CLECs) as follows:

  •
  All of Covad's existing customers provisioned through line sharing as of October 2, 2003 (the effective date of the order) are "grandfathered" indefinitely at current rates, terms and conditions.

  •
  Covad may also sign up new customers using line sharing during the first year of a three year transition period, i.e., until October 2, 2004. However, the rate Covad will pay the ILECs for these customers will increase from 25% of a full unbundled loop rate for the first year, to 50% of a full unbundled loop rate for the second year, and to 75% of a full unbundled loop rate for the third year.

  •
  After this three year transition period, these new customers will have to be served through line splitting arrangements (line sharing with another CLEC which provisions the local loop), through the use of a stand-alone copper loop, or through a negotiated arrangement with an ILEC.

  •
  Covad would have to make negotiated arrangements with the ILECs for any line sharing beyond October 2, 2004 or would have to purchase a separate telephone line to serve any new customers beyond this date.

        Various parties, including Covad and EarthLink, have filed appeals and petitions for reconsideration of the portion of the FCC's UNE Triennial Review Order which eliminates line sharing. However, there is no guarantee that any of these efforts will be successful. If Covad is unable to obtain reasonable line sharing rates from the ILECs, its wholesale DSL offerings for new customers may become uneconomic or it may cease selling wholesale broadband services for new customers. In either event, we may use other wholesale broadband providers' networks, including ILECs' and/or cable providers' networks, for new subscribers. While EarthLink currently has contractual arrangements with other broadband vendors, such an event may cause EarthLink to incur additional costs and/or pay increased rates for wholesale broadband services from other vendors in the future.

        The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to three years remaining on current contract terms. Two of our ILEC broadband providers set availability and prices based on tariffed rates, which are subject to change from time to time. We do not believe our contracts with the ILECs are subject to the aforementioned line-sharing regulations; however, future regulatory actions regarding line-sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We have agreements with varying terms with all of our significant CLECs and broadband network providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider
	Month	Year
Covad Communications Group, Inc.	July	2004
Comcast Corporation	July	2005
Subsidiaries of SBC	January September	2006 2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon Communications Inc.	October	2006
Time Warner Cable	December	2006

        The availability and/or pricing of last mile access with our wholesale broadband providers, including ILECs, CLECs, and cable providers, among others, at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. There can be no assurance that we will be able to extend our current contracts on terms acceptable to us. The inability to extend current contracts with last mile broadband access providers or to expand the availability of last mile broadband access could materially adversely affect our business.

        In light of regulatory and market developments, our strategy for gaining continuing access to wholesale broadband DSL and cable services at favorable prices is to create active and healthy competition for our business between ILECs and cable providers in major markets. To do this, we are attempting to gain access to more cable systems over which we can offer our services and to demonstrate our ability to deliver meaningful volumes of customers to our DSL and cable providers by continuing to actively grow our retail broadband subscriber base. We are also exploring the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless and other technologies, to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

Internet Taxation

        The tax treatment of Internet access and electronic commerce is currently unsettled. Various proposals at the federal and state levels could impose taxes on Internet access and the online sale of goods and services. The federal Internet Tax Freedom Act, which was signed into law in 1998, placed a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium expired in November 2003. The U.S. Congress is currently debating the Internet Tax Non-Discrimination Act which would extend and possibly expand the moratorium. Certain states have enacted various taxes on Internet access and/or electronic commerce, and selected states' taxes are being contested on a variety of bases, including the federal Internet Tax Freedom Act. Nonetheless, the moratorium resulting from the federal Internet Tax Freedom Act may not be renewed, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services and could materially adversely affect our business.

Competition

ISP Market

        We operate in the Internet services market, which is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

  •
  established online services companies, such as Time Warner (AOL) and the Microsoft Network (MSN);

  •
  local and regional ISPs;

  •
  free or value-priced ISPs such as United Online, Inc.;

  •
  national telecommunications companies, such as AT&T and WorldCom;

  •
  regional Bell operating companies, such as SBC, Verizon and BellSouth;

  •
  fixed wireless service providers such as Sprint;

  •
  content companies, such as Yahoo!, who are expanding their service offerings;

  •
  cable television companies providing broadband access, including, among others, Comcast, Charter Communications, Inc. and Cox Communications, Inc.; and

  •
  utility and local and long-distance telephone companies.

        Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies provide ISP services and as ISPs consolidate into larger, more competitive companies. Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage.

        Increased competition for users of Internet services and content may result in lower subscriber growth rates for our Internet services. Lower subscriber growth rates may result in lower gross organic subscriber additions or increased churn rates. We continue implementing plans to address churn, including adding new features to enhance our premium narrowband service offerings. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

        The pricing of our Internet access services is subject to competitive pressures that are beyond our control. As the market for Internet access remains competitive, some providers have charged less for their Internet services to maintain or increase their market share, causing us to reduce (or preventing us from raising) fees. As a result, our revenues may not grow at anticipated rates, and our business may suffer.

        As the ISP market continues to develop and competition intensifies, competitors may merge or form strategic alliances that would increase their ability to compete with us for subscribers, visitors to our websites and advertisers. These relationships may also negatively impact our ability to form or maintain our own strategic relationships.

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

Proprietary Rights

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

Employees

        As of December 31, 2003, we employed 3,335 permanent and temporary employees, including 1,008 sales and marketing personnel, 1,999 operations and customer support personnel and 328 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

        In January 2004, as part of our effort to reduce support costs and improve efficiencies, we announced we will increase our reliance on outsourced contact center service providers and, consequently, will close four contact centers. The closure of the four contact centers is expected to impact approximately 1,300 employees, primarily customer support personnel.

Available Information

        EarthLink files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We also make available free of charge on or through our Internet web site (http://www.earthlink.net) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        We also provide a copy of our Annual Report via mail, at no cost, upon receipt of a written request to the following address:

  Investor Relations
  EarthLink, Inc.
  1375 Peachtree Street
  Atlanta, GA 30309

Item 2. Properties.

        We maintain facilities and offices at various locations throughout the U.S. for general corporate purposes, including technology centers, customer contact centers, office space and our corporate headquarters. Our principal executive offices are in Atlanta, Georgia, where we lease approximately 328,000 square feet. We also lease approximately 141,000 square feet of office space for administrative personnel in Pasadena, California. As of December 31, 2003, we maintained and occupied leased space for contact centers and office purposes in Atlanta, Georgia; Pasadena, California; Harrisburg, Pennsylvania; Roseville, California; and San Francisco, California. In January 2004, we announced a plan to restructure our contact center operations and rely on outsourced contact center service providers. Under the plan, we will close contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California and reduce our contact center operations in Atlanta, Georgia by the end of the first quarter of 2004.

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

        We have three technology centers at various locations in the U.S. which contain computer and electronic equipment. We own one and lease two of our three technology centers. The technology centers have a combined square footage of approximately 28,000 feet. Our technology centers host and manage Internet content, email, web hosting and authentication applications and services. We may acquire additional amounts of storage and processing capacity in relatively small increments and, consequently, we expect our future capital expenditures for processing and storage capacity to be largely variable to our needs.

        EarthLink has developed, maintains and operates a network of approximately 7,000 access numbers and maintains additional access numbers for backup and other purposes. We use a combination of owned POPs and vendor-managed POPs. EarthLink maintains a leased backbone connecting 18 cities and our three technology centers. Through a combination of backbone, peering and transit, EarthLink's network is capable of supporting more than five Gigabits per second of traffic at peak.

Item 3. Legal Proceedings.

        We are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

        During the quarter ended December 31, 2003, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        EarthLink's common stock is traded on the Nasdaq National Market under the symbol "ELNK." The following table sets forth the high and low sale prices for EarthLink's common stock for the periods indicated, as reported by the Nasdaq National Market.

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2002
First Quarter	$13.52	$7.81
Second Quarter	10.35	5.44
Third Quarter	6.85	4.40
Fourth Quarter	7.24	4.33
YEAR ENDED DECEMBER 31, 2003
First Quarter	$6.34	$4.50
Second Quarter	8.75	5.35
Third Quarter	9.39	6.59
Fourth Quarter	10.75	7.29
YEAR ENDING DECEMBER 31, 2004
First Quarter (through February 27, 2004)	$11.49	$8.99

Price

        The last reported sale price of EarthLink's common stock on the Nasdaq National Market on February 27, 2004 was $9.13 per share.

Holders

        There were 2,107 holders of record of EarthLink's common stock on February 27, 2004.

Dividends

        We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2003 is set forth under the caption "Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information" in our Proxy Statement referred to in Item 10 or in a subsequent amendment to this report. Such information is incorporated herein by reference.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$670,433	$986,630	$1,244,928	$1,357,421	$1,401,930
Operating costs and expenses	866,113	1,381,431	1,601,458	1,517,442	1,468,894
Loss from operations	(195,680)	(394,801)	(356,530)	(160,021)	(66,964)
Net loss	(173,694)	(345,922)	(341,061)	(148,033)	(62,194)
Deductions for accretion dividends (1)	(14,106)	(23,730)	(29,880)	(19,987)	(4,586)

Net loss attributable to common stockholders	$(187,800)	$(369,652)	$(370,941)	$(168,020)	$(66,780)

Basic and diluted net loss per share (2)	$(1.65)	$(2.99)	$(2.73)	$(1.11)	$(0.42)

Weighted average shares outstanding (2)	113,637	123,592	135,738	151,355	157,321

Cash flow data:
Cash provided by (used in) operating activities	$44,211	$(127,162)	$47,388	$18,958	$101,728
Cash used in investing activities	(339,749)	(351,731)	(287,986)	(36,437)	(45,171)
Cash provided by (used in) financing activities	672,684	467,886	(10,119)	(24,485)	(88,882)
	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$685,753	$674,746	$424,029	$382,065	$349,740
Investments in marketable securities (3)	—	—	169,995	133,372	138,125

Cash and marketable securities	685,753	674,746	594,024	515,437	487,865
Total assets	1,109,147	1,486,137	1,182,781	1,023,553	827,020
Long-term debt, including long-term portion of capital leases	188,367	13,472	2,423	937	342
Total liabilities	350,694	303,886	331,727	331,253	283,357
Accumulated deficit	(328,378)	(698,030)	(1,068,971)	(1,236,991)	(1,303,771)
Stockholders' equity	758,453	1,182,251	851,054	692,300	543,663

(1)
Reflects the accretion of liquidation dividends on Series A and Series B convertible preferred stock at a 3% annual rate, compounded quarterly, and the accretion of a dividend related to the beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5. During 2003, the holder converted all remaining shares of Series A and Series B convertible preferred stock into common stock. Consequently, there are currently no shares of Series A or Series B convertible preferred stock outstanding and no associated dividend obligations.
(2)
In February 2000, each outstanding share of then existing EarthLink Network, Inc. common stock was exchanged for 1.615 shares of common stock of EarthLink and each outstanding share of then existing MindSpring Enterprises, Inc. common stock was exchanged for one share of common stock of EarthLink.
(3)
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

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services; (5) that our commercial and alliance arrangements, including a marketing arrangement with Sprint, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we have historically not been profitable and we may not be able to sustain profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow the company to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with restructuring our contact centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other filings with the Securities and Exchange Commission.

Overview

        EarthLink, Inc. ("EarthLink," "we," "us" or "our") is a leading Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to its individual and business customers. Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence ("POPs"), a nationwide broadband footprint and wireless technologies. We derive substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 97% or more of total revenues for each of the three years in the period ended December 31, 2003. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

        The Internet access market in the U.S. grew dramatically from the mid-1990's through 2000 but has experienced slower growth since as the market has reached a mature stage of growth. Approximately 70 million households are estimated to have had Internet access services at December 31, 2003, and about three to four million new households are currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is shrinking but is the most common service. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband or high-speed access is typically priced at $30 to $50 per month and is growing rapidly, having added an estimated six million households in 2003 to an estimated total of 22 million households at the end of 2003. The largest competitors in broadband access are the cable companies and regional bell operating companies ("RBOCs") offering broadband access over their own cable or telephone lines.

        EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.0 million paying subscribers at December 31, 2002 to approximately 5.2 million paying subscribers at December 31, 2003. Total revenues increased from $1,357.4 million during the year ended December 31, 2002 to $1,401.9 million during the year ended December 31, 2003. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services resulting from the acquisition of PeoplePC Inc. ("PeoplePC"). Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.

        Our goal is to sustain and build upon our strong position in the U.S. Internet access market by focusing on high-growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; providing a high-quality customer experience, including a full range of Internet access services and innovative applications; improving operating margins to fund growth; and emphasizing customer service.

        We operate in a highly competitive market for each of our service offerings, and the competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. Churn measures the percentage of customers that discontinue EarthLink services, and management uses churn rates to assess the quality of EarthLink's service offerings and/or to estimate the life of a customer. Because we operate in a highly competitive environment, we may experience high levels of churn as a result of events beyond our control. In addition, competitors may use aggressive marketing efforts to attract new subscribers which may adversely impact the number of customers we are able to add. However, to attract and retain customers, we continue to focus on improving the high-quality Internet experience EarthLink offers, including providing superior customer and technical service and differentiating our products and services with innovative and useful tools that improve the Internet experience. We also continue to seek out new marketing partners, such as Best Buy and RadioShack, in our efforts to compete more effectively in adding customers and expand our distribution opportunities. Nonetheless, we expect our customer mix will continue to shift from premium narrowband to value-priced narrowband and high-speed Internet access services, although more modestly than the rates experienced over the previous two years. We also expect competitive pressures will result in continued aggressive promotional pricing offers on our premium narrowband and broadband access service offerings, which may adversely impact our ability to grow revenues.

        One component of EarthLink's strategy for increasing its broadband customer base is to ensure it can cost-effectively purchase wholesale broadband access. EarthLink's strategy for gaining continuing, cost-effective wholesale broadband access is to create active and healthy competition for EarthLink's business between incumbent local exchange carriers ("ILEC"s) (including RBOCs) and cable providers in major markets. However, we continue to experience resistance from RBOCs and cable providers in gaining cost-effective, wholesale access to their networks over which we could provide our high-speed access services. We have agreements with many of the RBOCs for wholesale access; however, we continue to observe competitive retail pricing by the RBOCs for high-speed access without corresponding declines in the prices for wholesale access, which inhibits our ability to compete on a cost-effective basis. Cable providers have generally resisted granting EarthLink wholesale access to their networks to provide high-speed access services. Cable providers have not been required by law to make access available. While an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit may ultimately require cable providers to make last mile access available to ISPs, we cannot predict the outcome of any appeals of this decision. EarthLink is also exploring the commercial feasibility of emerging alternative broadband access technologies to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

        We have been intensely focused on and have been successful in improving operating margins. In 2003, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. We also improved the efficiency of our customer support efforts by closing four contact centers. To further reduce costs and increase efficiencies, in January 2004, we announced plans to restructure our contact center operations and further rely on outsourced contact center service providers. Under the plan, we will close contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California and reduce our contact center operations in Atlanta, Georgia by the end of the first quarter of 2004. We continue to analyze opportunities to more cost effectively deliver our Internet access services without sacrificing the quality of services we provide and, consequently, we expect to continue to devote resources to evaluate the cost structure of our business. However, we may not experience the level of benefits and related cost savings we have historically realized or expect to realize in connection with further restructuring our contact center operations or any of our other cost reduction efforts.

        We generate lower percentage gross profit margins on our broadband access services than on our other principal forms of Internet access and related services. Based on management's estimates, broadband gross margins are not currently sufficient to generate positive operating profits. Despite broadband access services becoming a larger percentage of our business, we have improved overall operating profit margins to date by reducing telecommunications costs per customer in all product lines; reducing total operations and customer support expenses; and increasing other operating expenses, including general and administrative expenses and acquisition-related amortization, more slowly than revenues. We believe gross margins on our broadband access services will become sufficient over time to result in broadband access services contributing positively to overall operating profit margins as a result of our continuing to reduce telecommunications costs per customer, customer support costs, and direct sales and marketing expenses required to add new broadband customers. We can provide no assurance that we may experience the overall cost savings that we expect or that we have experienced historically.

        Specifically, we believe the most important factors for us to deliver continued improvements in overall profits are the following:

  •
  Containing the rate of decline of our traditional, premium-priced narrowband access subscribers and revenues, avoiding more aggressive promotional pricing than currently experienced and continuing to reduce and leverage operating costs

  •
  Continuing the growth of our PeoplePC-branded, value-priced narrowband access offering in spite of competition from current and new competitors

  •
  Renewing, extending or otherwise entering into wholesale broadband access agreements with telecommunications providers, including RBOCs and cable providers, at competitive and improved wholesale broadband access prices and, in the event there are adverse changes in the retail pricing environment for broadband access services, at wholesale broadband access prices that decrease sufficiently to at least coincide with declines in retail prices

        However, the factors we believe are instrumental to the achievement of our goals, including the factors identified above, may be subject to competitive, regulatory, and other events and circumstances that are beyond our control. Consequently, although we have successfully improved overall profits during the three-year period ended December 31, 2003, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

Strategic Alliances

        We have a marketing relationship with Sprint Corporation ("Sprint"). During the years ended December 31, 2002 and 2003, our relationship with Sprint generated approximately 10% of EarthLink's total gross organic subscriber additions. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint would adversely affect our results of operations.

        We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive compensation from EarthLink for carrying the EarthLink service and related Internet traffic. In the third quarter of 2001, we started providing services to subscribers via these networks, and as of June 30, 2002, our full package of high-speed Internet access, content, applications and functionality was available in all 39 markets served. As of December 31, 2003, more than 20% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

        We have a strategic alliance with Apple Computer, Inc. ("Apple"). In connection with this alliance, we serve as the default ISP in Apple's setup software on its Macintosh branded line of computers through January 4, 2005. We are the exclusive default ISP for dial-up, ISDN and digital subscriber line ("DSL") services on Macintosh computers sold in the U.S., and we pay Apple for each gross organic subscriber addition generated as a result of our alliance. Apple may terminate the agreement at any time with 90 days advance notice. There can be no assurance that Apple will not terminate the agreement or that we will be able to extend our arrangement with Apple beyond January 4, 2005, and a significant decrease in the number of gross subscriber additions generated through our relationship with Apple would adversely affect our results of operations.

Acquisitions and Asset Purchases

        In December 2001, we acquired Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services. Since our acquisition of Cidco, we have provided Cidco's affordable, portable and easy-to-use email appliances such as the MailStation and related Internet services. During the year ended December 31, 2003, we ceased active marketing of the MailStation products and services but intend to continue providing services to MailStation customers that are currently activated or may activate in the future. Accordingly, we reduced the carrying value of MailStation hardware by $4.8 million to its estimated net realizable value, and the write-down is included in telecommunications service and equipment costs for the year ended December 31, 2003.

        In January 2002, we acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Bankruptcy Code Section 363 purchase of assets. OmniSky was a provider of wireless data applications and services for use on mobile devices. During 2003, we decided to discontinue providing services to certain customers supported by and to cease adding subscribers to the OmniSky platform. Accordingly, we reduced the carrying value of the acquired software and hardware by $2.4 million based on the estimated future cash flows of the customers who continue to be supported by the OmniSky platform, and the write-down is included in telecommunications service and equipment costs for the year ended December 31, 2003.

        In July 2002, we acquired PeoplePC. PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners. PeoplePC also provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty ("Membership Package"). In the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers ("Membership Customers") and approximately 55,000 value-priced, monthly billed subscribers. The PeoplePC business accelerated our efforts to create and market a value-priced access service and to compete in the value-priced Internet access market. Beginning in the first quarter of 2004, PeoplePC discontinued sales of Membership Packages which generated revenues from the sale of personal computers but did not contribute meaningfully to gross margins, and, as a result, PeoplePC is now focused solely on the sale of value-priced, monthly billed access services.

Results of Operations

        The following table sets forth consolidated financial and operating data as well as the percentage of total revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2001	% of Revenues	2002	% of Revenues	2003	% of Revenues
	(in thousands, except employee data)
Statement of operations data:
Revenues:
Narrowband access	$999,251	80	$1,037,829	76	$965,025	69
Broadband access	167,935	13	250,591	19	361,124	26
Web hosting	59,263	5	53,210	4	49,902	3
Content, commerce and advertising	18,479	2	15,791	1	25,879	2

Total revenues	1,244,928	100	1,357,421	100	1,401,930	100
Operating costs and expenses:
Telecommunications service and equipment costs	509,514	41	543,981	40	519,149	37
Sales incentives	67,919	5	37,669	3	21,176	2

Total cost of revenues	577,433	46	581,650	43	540,325	39
Sales and marketing	327,951	26	373,481	28	382,965	27
Operations and customer support	339,490	28	324,555	24	297,045	21
General and administrative	127,849	10	123,379	9	127,664	9
Acquisition-related amortization (1)	217,483	18	110,885	8	84,299	6
Facility exit costs (2)	—	—	3,492	—	36,596	3
Intangible asset write-off (3)	11,252	1	—	—	—	—

Total operating costs and expenses	1,601,458	129	1,517,442	112	1,468,894	105
Loss from operations	(356,530)	(29)	(160,021)	(12)	(66,964)	(5)
Write-off of equity investments in other companies (4)	(10,000)	—	(650)	—	(202)	—
Interest income and other, net	25,469	2	12,638	1	4,972	—

Net loss	(341,061)	(27)	(148,033)	(11)	(62,194)	(5)
Deductions for accretion dividends	(29,880)	(3)	(19,987)	(1)	(4,586)	—

Net loss attributable to common stockholders	$(370,941)	(30)	$(168,020)	(12)	$(66,780)	(5)

Cash flow data:
Cash provided by operating activities	$47,388		$18,958		$101,728

Cash used in investing activities	$(287,986)		$(36,437)		$(45,171)

Cash used in financing activities	$(10,119)		$(24,485)		$(88,882)

Member data:
Narrowband subscribers	4,203		4,035		3,984
Broadband subscribers	471		779		1,061
Web hosting accounts	169		173		161

Total subscribers at end of year (5)	4,843		4,987		5,206
Member activity:
Subscribers at beginning of year	4,690		4,843		4,987
Gross organic subscriber additions	2,202		2,043		2,706
Acquired subscribers (5)	428		316		76
Adjustment (6)	—		—		(152)
Churn	(2,477)		(2,215)		(2,411)

Subscribers at end of year (5)	4,843		4,987		5,206

Average monthly subscriber churn	4.3%		3.8%		4.0%
Employee data:
Number of employees at year end (7)	6,736		5,106		3,335

(1)
Represents the amortization of intangible assets (other than software) acquired in the acquisitions of other companies and subscriber bases.

(2)
In 2002, facility exit costs resulted from closing our Phoenix contact center facility. In connection with the closing of the facility, we incurred approximately $3.5 million of costs, including $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications service termination costs; and $1.3 million in asset write-downs.

  In 2003, facility exit costs resulted from closing contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. In connection with the closing of these facilities, we incurred approximately $36.6 million of costs, including $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

(3)
In February 2001, we renegotiated our commercial and governance arrangements with Sprint and our exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, we recorded a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the marketing and co-branding arrangements with Sprint.

(4)
We have made equity investments in a number of other companies. Management regularly evaluates the recoverability of its equity investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. The write-off of equity investments in other companies represents losses incurred to write those investments down to their estimated realizable value. The company's equity investments include an investment in eCompanies Venture Group, L.P., ("EVG"), a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, EarthLink's Chairman of the Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies, LLC ("eCompanies"). Sky Dayton is a founder and director of eCompanies. The write-offs of equity investments included charges of $6.0 million, $0.6 million and $0.2 million during the years ended December 31, 2001, 2002 and 2003, respectively, to write-down EarthLink's investment in EVG.

(5)
The amount of acquired subscribers reported for the year ended December 31, 2002 does not include approximately 518,000 Membership Customers that purchased a Membership Package prior to the date of our acquisition of PeoplePC, and the reported amount of subscribers as of December 31, 2002 and 2003 excludes approximately 487,000 and 160,000 Membership Customers (including 99,000 international Membership Customers), respectively, that purchased Membership Packages prior to the acquisition date that we continued to provide service to as of December 31, 2002 and 2003. We have excluded these Membership Customers because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC.

(6)
Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter Communications ("Charter"), EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count as of the third quarter of 2003. See discussion below under "Broadband access revenues" for more information.

(7)
Represents full-time equivalents.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Narrowband access revenues

        Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet devices. The following table identifies financial and non-financial data associated with our narrowband access revenues for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
				% Change
	2002	2003	Change
	(in thousands, except monthly revenue per average subscriber amounts)
Service revenues	$1,011,886	$928,738	$(83,148)	-8%
Revenues associated with acquired Membership Customers (deferred service liability)	9,143	13,951	4,808	53%
Equipment and related revenues	16,800	22,336	5,536	33%

Narrowband access revenues	$1,037,829	$965,025	$(72,804)	-7%
Ending subscribers	4,035	3,984	(51)	-1%
Average subscribers	4,066	3,930	(136)	-3%
Monthly revenue per average subscriber
Service revenues	$20.70	$19.70	$(1.00)	-5%
Total revenues	$21.27	$20.46	$(0.81)	-4%

        Narrowband revenues decreased $72.8 million, or 7%, from $1,037.8 million during the year ended December 31, 2002 to $965.0 million during the year ended December 31, 2003. The decrease reflects a decrease in the average number of narrowband subscribers and average monthly narrowband access service revenue per subscriber. These decreases were partially offset by revenues associated with the PeoplePC deferred service liability for acquired PeoplePC Membership Customers (discussed below), from $9.1 million during the year ended December 31, 2002 to $14.0 million during the year ended December 31, 2003. Revenues associated with the PeoplePC deferred service liability will decline to $1.8 million in 2004 as the number of acquired, prepaid Membership Customers declines, as described later. The decreases were also offset by an increase in equipment-related revenues, from $16.8 million during the year ended December 31, 2002 to $22.3 million during the year ended December 31, 2003. We expect our equipment-related revenues will decline in future periods as a result of our decisions to cease active marketing of MailStation products and services and to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services (Membership Packages).

        Average narrowband subscribers decreased 136,000, or 3%, from 4.1 million during the year ended December 31, 2002 to 3.9 million during the year ended December 31, 2003, including an increase in average PeoplePC subscribers of 192,000 from 24,000 to 216,000 during the years ended December 31, 2002 and 2003, respectively. As of December 31, 2003, we had 4.0 million narrowband subscribers, a decrease of 51,000 from December 31, 2002. Total narrowband subscribers at December 31, 2003 includes 424,000 PeoplePC subscribers, an increase of 356,000 from December 31, 2002. These decreases in total narrowband subscribers resulted from the migration of narrowband subscribers to broadband services, and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. The number of narrowband subscribers we are able to add may decline and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

        Average monthly narrowband access service revenue per subscriber decreased 5% from $20.70 to $19.70 during the years ended December 31, 2002 and 2003, respectively, due to increased promotional pricing for our premium service offerings and a shift in customer mix from premium narrowband to value-priced access services, which were generally priced at $10.95 per month during 2003.

        The following table summarizes narrowband subscriber activity for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
	(in thousands)
Subscribers at beginning of year	4,203	4,035
Gross organic subscriber additions	1,607	2,087
Acquired subscribers	308	76
Narrowband subscribers converted to our broadband services	(98)	(54)
Churn	(1,985)	(2,160)

Subscribers at end of year	4,035	3,984

        The subscriber amounts above and in subsequent tables do not include the Membership Customers that purchased a Membership Package from PeoplePC prior to the date of our acquisition of PeoplePC that continue to receive service for their prepaid terms. As of December 31, 2002 and 2003, there were 487,000 and 160,000 such Membership Customers, respectively, receiving services, down from 518,000 at the date of the acquisition. Both amounts include 99,000 international Membership Customers that EarthLink does not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. We will include the acquired Membership Customers in our reported subscriber amounts if and when they elect to convert to paying subscribers at the end of their prepaid terms. At the acquisition date, we established a liability for the estimated direct cost to deliver services to these Membership Customers pursuant to their contract terms, and we reduce the liability and record non-cash revenue as we deliver services to these Membership Customers. Such reduction is intended to offset the cost of delivering the services. EarthLink recorded revenues during the years ended December 31, 2002 and 2003 of $9.1 million and $14.0 million, respectively, associated with the delivery of services to Membership Customers acquired. EarthLink expects to record approximately $1.8 million of revenues during the year ended December 31, 2004 associated with the acquired Membership Customers.

        Our results of operations are significantly affected by subscriber cancellations, or "churn." Our average monthly churn rates for narrowband subscribers were 4.5%, 4.1%, 4.1% and 4.0% for the four quarters in the year ended December 31, 2002 and 4.5%, 4.5%, 4.6% and 4.8% for the four quarters in the year ended December 31, 2003. The increase in churn from the rates experienced in 2002 is due to early-life churn related to the higher level of gross subscriber additions during 2003, an increased number of subscribers who migrated to broadband services and discontinuing service to certain wireless subscribers in the third and fourth quarters of 2003. If churn rates continue to be at or above the rates experienced in late 2003, our narrowband subscriber base may continue to decrease. We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications and Pop-Up BlockerSM to enhance our service offerings. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results. In addition, competitive factors outside our control may also adversely affect future rates of customer churn.

        The number of narrowband subscribers we are able to add, which is our primary means of offsetting the adverse impact churn has on our narrowband subscriber base, may decline and/or the cost of acquiring new subscribers through our own sales and marketing efforts may increase as the market continues to mature or if competition becomes more intense.

Broadband access revenues

        Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $110.5 million, or 44%, from $250.6 million during the year ended December 31, 2002 to $361.1 million during the year ended December 31, 2003. The increase was due to a higher average number of broadband subscribers, from 610,000 during the year ended December 31, 2002 to 931,000 during the year ended December 31, 2003. The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

        The effect of the increase in average subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined 6% from $34.23 during the year ended December 31, 2002 to $32.31 during the year ended December 31, 2003. The decrease in average monthly revenue per broadband subscriber was due to a shift in the mix of our broadband subscriber base from frame relay, dedicated circuit and business sDSL subscribers (who generally pay a higher monthly fee) to retail cable subscribers. The decrease also resulted from introductory pricing offered to new retail broadband customers to stimulate increased sales and fewer gross subscriber additions for our satellite services. New satellite service subscriptions generate significant first month revenues associated with the installation and sale of equipment. The decrease is also a result of lower average wholesale broadband revenues per subscriber due to the restructuring of our relationship with Charter. However, the restructuring of our relationship with Charter also increased the proportion of retail customers in our broadband subscriber base, which had the effect of increasing average monthly revenue per broadband subscriber.

        The following table summarizes broadband subscriber activity for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
	(in thousands)
Subscribers at beginning of year	471	779
Gross organic subscriber additions	322	575
Acquired subscribers	7	—
Narrowband subscribers converted to our broadband services	98	54
Adjustment (a)	—	(152)
Churn	(119)	(195)

Subscribers at end of year	779	1,061

    (a)
    Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter, we excluded approximately 152,000 Charter wholesale broadband subscribers from our total paying subscriber count as of the third quarter of 2003. See discussion below for more information.

        Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, we market the service directly to consumers under the EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price, provides the communications link to the consumer's home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $10 per month recognizing the limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. As of December 31, 2003, our broadband subscriber base consisted of approximately 68% retail customers and 32% wholesale customers, compared to 57% and 43%, respectively, at December 31, 2002. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

        The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control. Two ILECs, Verizon Communications Inc. ("Verizon") and SBC Communications Inc. ("SBC") have reduced the retail prices of their broadband service offerings over the past nine months. Verizon and SBC have also decreased, to a lesser degree, the wholesale prices of broadband services they provide us and other high-speed service providers. Such competitive pressures may cause us to decrease the price of our retail broadband access services resulting in a decrease in our average monthly revenue per broadband subscriber, and potentially a reduction in gross margin dollars per subscriber, and/or may result in fewer new broadband subscribers from our sales and marketing programs. Any of these could have a materially adverse effect on the profitability of our business.

        We have agreements with varying terms with all of our significant broadband network providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider
	Month	Year
Covad Communications Group, Inc.	July	2004
Comcast Corporation	July	2005
Subsidiaries of SBC	January September	2006 2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon Communications Inc.	October	2006
Time Warner Cable	December	2006

        We have historically had wholesale relationships with Sprint and Charter. Our contract with Sprint to provide wholesale broadband services is not exclusive and has annual windows for termination and renegotiation. While we anticipate maintaining a relationship with Sprint by extending or otherwise entering into a new contract, the nature of our relationships with our Sprint wholesale broadband subscribers may change and the number of customers served and/or the average revenue per subscriber in any new contract may be less than current levels. Nonetheless, we cannot be certain of renewal or non-termination of our contracts with Sprint and our other channel partners.

        Our contract with Charter to provide wholesale broadband services expired in July 2003. In July 2003, we signed a new agreement with Charter pursuant to which we intend to transition from providing wholesale broadband services to Charter in certain markets to offering a premium, add-on Internet service to Charter subscribers in these markets for a smaller monthly fee. The premium Internet service would include functionality available in our current retail narrowband and broadband service offerings such as Pop-Up Blocker and spamBlocker. During the transition period, we will continue providing wholesale broadband services to Charter at a nominal rate. Due to the reduction in revenue per subscriber during the transition period under this arrangement, we excluded approximately 152,000 Charter wholesale broadband subscribers from our total paying subscriber count as of the third quarter of 2003. We have subsequently included approximately 22,000 Charter customers who have subscribed as of December 31,

2003 to the premium, add-on Internet service in our gross organic subscriber additions and in our total paying subscriber count.

        The availability of and charges for last mile access with these and other last mile broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. Our business could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

        We purchase broadband access from ILECS; competitive local exchange carriers ("CLECS"); and cable providers. Please refer to "Regulatory Environment" in the Business section of this 10-K for further discussion of the regulatory environment and discussion regarding our contracts with broadband access providers.

Web hosting revenues

        We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 6% from $53.2 million during the year ended December 31, 2002 to $49.9 million during the year ended December 31, 2003 due to decreases in average web hosting accounts and average monthly revenue per account.

        Average web hosting accounts declined 4% from 173,000 during the year ended December 31, 2002 to 166,000 during the year ended December 31, 2003. Average monthly revenue per account declined 2% from $25.61 during the year ended December 31, 2002 to $25.01 during the year ended December 31, 2003, reflecting the continued migration to lower price points to be competitive in the market for web hosting services.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners' products and services in our various online properties and electronic publications, including the Personal Start Page™; and referring our customers to our partners' products and services.

        Content, commerce and advertising revenues increased $10.1 million, or 64%, from $15.8 million during the year ended December 31, 2002 to $25.9 million during the year ended December 31, 2003 due primarily to increased search advertising revenues.

Cost of revenues

        Telecommunications service and equipment costs are the primary component of EarthLink's cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs decreased 5% from $544.0 million during the year ended December 31, 2002 to $519.1 million during the year ended December 31, 2003, and decreased as a percentage of total revenues from 40.1% to 37.0%. Telecommunications service and equipment costs for the year ended December 31, 2003 includes a $2.4 million write-down of the OmniSky platform related to our decision to discontinue providing services to certain customers supported by the OmniSky platform and a $4.8 million write-down of MailStation hardware related to our decision to cease actively marketing MailStation products and services. The decrease in telecommunications service and equipment costs was due to an 8% decrease in average monthly telecommunications service and equipment cost per subscriber offset by a 3% increase in average subscribers.

        The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs. This was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink's prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink's key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

        Based on management's estimates, broadband access has both a higher telecommunications cost of revenue per subscriber and a lower gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 16% of total subscribers at December 31, 2002 to 20% of total subscribers at December 31, 2003, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there will be additional opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. We expect these initiatives will offset the negative effect on our gross profit margin percentage of broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain or slightly increase our gross profit margin percentage during 2004. Beyond 2004, gross profit margin percentages may decrease as a result of the expected continuing growth of broadband as a percentage of our total business.

        EarthLink's principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint, and our largest provider of broadband connectivity is Covad Communications Group, Inc. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECS, CLECs and cable providers. Please refer to "Regulatory Environment" in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding our contracts with broadband access providers.

        Cost of revenues also includes sales incentives. We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers. Sales incentives decreased 44% from $37.7 million during the year ended December 31, 2002 to $21.2 million during the year ended December 31, 2003 due to declines in broadband equipment prices, including support provided by broadband network partners to offset such costs, and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

        Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials. Sales and marketing expenses increased 3% from $373.5 million during the year ended December 31, 2002 to $383.0 million during the year ended December 31, 2003, but decreased slightly as a percent of total revenues from 28% to 27%. The increase in total sales and marketing expenses was primarily due to direct and performance-based sales and marketing efforts for our narrowband, broadband and value-priced access services and increased support for new sales channels. These increases were partially offset by declines in sales and marketing expenses associated with our EarthLink Everywhere initiative and our MailStation products and services.

Operations and customer support

        Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased from $324.6 million during the year ended December 31, 2002 to $297.0 million during the year ended December 31, 2003. The decrease was a result of decreased personnel and occupancy related costs resulting from closing four contact centers and a decrease in depreciation expense, which was partially offset by an increase in professional fees associated with the contact center reconfiguration and increased outsourced labor costs associated with outsourcing certain contact center activities. We expect total operations and customer support expenses to continue to decline as we increase our utilization of outsourced contact center service providers.

General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased $4.3 million from $123.4 million during the year ended December 31, 2002 to $127.7 million during the year ended December 31, 2003. The increase was primarily due to increases in legal fees and related costs and bad debt expenses.

Acquisition-related amortization

        Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs. Generally, such definite-life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased 24% from $110.9 million during the year ended December 31, 2002 to $84.3 million during the year ended December 31, 2003. The decrease was due to the subscriber bases acquired in the NETCOM On-Line Communications Services, Inc. ("NETCOM"), InfiNet.com, Inc. and OneMain.com, Inc. ("OneMain") transactions becoming fully amortized in February 2002, May 2003 and September 2003, respectively. This decrease was partially offset by amortization of the PeoplePC subscriber base acquired in July 2002 and subscriber acquisitions in the fourth quarter of 2002.

Facility exit costs

        During the first quarter of 2003, we executed a plan to streamline our contact center facilities (the "Contact Center Plan"). The Contact Center Plan was designed to further increase operational efficiencies and reduce overall costs in our customer support organization while maintaining our commitment to customer service. In connection with the Contact Center Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the Contact Center Plan, we recorded facility exit costs of approximately $36.6 million during the first quarter of 2003. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset write-downs.

        During the fourth quarter of 2002, we closed our Phoenix, Arizona contact center facility to consolidate operations and reduce overall costs. The closure of the Phoenix facility resulted in the termination of 259 employees. In connection with the closing of the Phoenix facility, we recorded facility exit costs of $3.5 million. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and $1.3 million in asset write-downs.

Interest income and other, net

        Interest income and other, net, decreased 61% from $12.6 million during the year ended December 31, 2002 to $5.0 million during the year ended December 31, 2003 due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of the repurchase of 14.8 million shares of our common stock during the year ended December 31, 2003 for $90.2 million, capital expenditures and the purchases of subscriber bases from several companies, which was partially offset by an increase in cash provided by operations. Our weighted average investment yields have decreased from approximately 2.6% during the year ended December 31, 2002 to approximately 1.6% during the year ended December 31, 2003 as the U.S. Federal Reserve Bank has reduced interest rates.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Narrowband access revenues

        Narrowband revenues increased $38.5 million, or 4%, from $999.3 million during the year ended December 31, 2001 to $1,037.8 million during the year ended December 31, 2002. The following table identifies financial and non-financial data associated with our narrowband access revenues for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
				% Change
	2001	2002	Change
	(in thousands, except monthly revenue per average subscriber amounts)
Service revenues	$994,681	$1,011,886	$17,105	2%
Revenues associated with acquired Membership Customers (deferred service liability)	—	9,143	9,143	N/A
Equipment and related revenues	4,570	16,800	12,330	276%

Narrowband access revenues	$999,251	$1,037,829	$38,578	39%
Ending subscribers	4,203	4,035	(168)	-4%
Average subscribers	4,265	4,066	(199)	-5%
Monthly revenue per average subscriber
Service revenues	$19.42	$20.70	$1.28	7%
Total revenues	$19.54	$21.27	$1.73	9%

        The increase in narrowband revenues was due to an increase in average monthly service revenue per narrowband subscriber from $19.42 to $20.70 during the years ended December 31, 2001 and 2002, respectively. Also contributing to the increase was an increase in equipment-related revenues from $4.6 million during the year ended December 31, 2001 to $16.8 million during the year ended December 31, 2002, and the inclusion of $9.1 million of revenues related to the deferred service liability for PeoplePC Membership Customers previously noted.

        The effect of the increase in average monthly service revenue per narrowband subscriber was largely offset by a decrease in the average number of narrowband subscribers during the year ended December 31, 2002 as compared to the year ended December 31, 2001. Average narrowband subscribers decreased 199,000, or 5%, from 4.3 million during the year ended December 31, 2001 to 4.1 million during the year ended December 31, 2002.

        The following table summarizes narrowband subscriber activity for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001	2002
	(in thousands)
Subscribers at beginning of year	4,306	4,203
Gross organic subscriber additions	1,856	1,607
Acquired subscribers	428	308
Narrowband subscribers converted to our broadband services	(62)	(98)
Churn	(2,325)	(1,985)

Subscribers at end of year	4,203	4,035

        Our quarterly average monthly churn rates for narrowband subscribers were 4.0%, 4.0%, 5.4% and 4.9% for the four quarters in the year ended December 31, 2001 and 4.5%, 4.1%, 4.1% and 4.0% for the four quarters in the year ended December 31, 2002. On December 31, 2002, we had 4.0 million narrowband subscribers, a decrease of 168,000 from December 31, 2001. This decrease primarily resulted from churn caused by a price increase effected in July 2001 to traditional EarthLink customers as well as the conversion of acquired subscribers to standard EarthLink pricing plans, the migration of narrowband subscribers to broadband services, and the continued maturing and ongoing competitiveness of the market for narrowband Internet access which resulted in fewer new customers from our sales and marketing programs.

Broadband access revenues

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

        The effect of the increase in subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period. Average monthly revenue per subscriber declined 13% from $39.38 during the year ended December 31, 2001 to $34.23 during the year ended December 31, 2002. The decrease in average monthly revenue per broadband subscriber was due to a continued shift in the mix of our broadband subscriber base from frame relay and dedicated circuit subscribers to retail DSL, retail cable and wholesale broadband relationships. The decrease also resulted from introductory pricing offered to new retail broadband customers in 2002 to stimulate increased sales.

        The following table summarizes broadband subscriber activity for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001	2002
	(in thousands)
Subscribers at beginning of year	215	471
Gross organic subscriber additions	277	322
Acquired subscribers	—	7
Narrowband subscribers converted to our broadband services	62	98
Churn	(83)	(119)

Subscribers at end of year	471	779

Web hosting revenues

        Web hosting revenues decreased 10% from $59.3 million during the year ended December 31, 2001 to $53.2 million during the year ended December 31, 2002. The decrease in web hosting revenues was due to a decrease in average revenue per account during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Average monthly revenue per account declined 11% from $28.70 during the year ended December 31, 2001 to $25.61 during the year ended December 31, 2002. The decline in average monthly web hosting revenue per account reflects the migration to lower price points to be competitive in the SOHO (small office/ home office) business market. Average web hosting accounts were 172,000 during the year ended December 31, 2001 and 173,000 during the year ended December 31, 2002.

Content, commerce and advertising revenues

        Content, commerce and advertising revenues decreased $2.7 million, or 15%, from $18.5 million during the year ended December 31, 2001 to $15.8 million during the year ended December 31, 2002 due to a decline in the market for Internet advertising.

Cost of revenues

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

        Average monthly telecommunications service and equipment costs per subscriber increased due to the increasing portion of our business represented by broadband subscribers, which is a more costly service to deliver. Broadband subscribers were 10% and 16% of total subscribers at December 31, 2001 and 2002, respectively. Average monthly telecommunications service and equipment costs per subscriber also increased due to costs associated with personal computers recorded in connection with the sale of Membership Packages. The increase in overall average monthly telecommunications service and equipment costs per subscriber was partially offset by a decline in average monthly telecommunications service costs per narrowband subscriber, which resulted from improvements in communications technology, the increasing scale of Internet-related business and competition among telecommunications providers.

        Sales incentives decreased 45% from $67.9 million during the year ended December 31, 2001 to $37.7 million during the year ended December 31, 2002. The decrease in sales incentives is attributable to declines in the prices of broadband modems provided to new customers, including support provided by broadband network partners to offset such costs, and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

        Sales and marketing expenses increased 14% from $328.0 million during the year ended December 31, 2001 to $373.5 million during the year ended December 31, 2002. The increase was primarily due to sales and marketing expenses incurred during the year ended December 31, 2002 associated with the products and services acquired and developed in connection with the acquisitions of Cidco (MailStation), the OmniSky platform and PeoplePC in December 2001, January 2002 and July 2002, respectively, as well as an increase in sales and marketing costs associated with our EarthLink Everywhere initiative. The increase was also due to an increase in expenses associated with enhancing the customer relationship in an effort to reduce churn as well as direct and performance-based sales and marketing expenses. As a percentage of revenues, sales and marketing expenses increased from 26% to 28% of total revenues for the years ended December 31, 2001 and 2002, respectively.

Operations and customer support

        Operations and customer support expenses decreased from $339.5 million during the year ended December 31, 2001 to $324.6 million during the year ended December 31, 2002. The decrease in operations and customer support costs was due to improved efficiencies in customer service operations.

General and administrative

        General and administrative expenses decreased $4.4 million from $127.8 million during the year ended December 31, 2001 to $123.4 million during the year ended December 31, 2002. The decrease is due to a reduction in personnel, occupancy and tax expenses offset by higher professional fees and higher payment processing and bad debt costs, which are largely variable to revenues.

        The reduction in personnel and related overhead costs during the year ended December 31, 2002 as compared to the same period of the prior year is due to the integration of OneMain during the first quarter of 2001. A substantial portion of the integration costs incurred in the first quarter of 2001 represented the salaries and benefits paid to legacy OneMain personnel and the overhead associated with the personnel during the integration period. Subsequent acquisitions were significantly smaller, and we incurred minimal incremental integration costs during the year ended December 31, 2002.

Acquisition-related amortization

        Acquisition-related amortization decreased 49% from $217.5 million during the year ended December 31, 2001 to $110.9 million during the year ended December 31, 2002. Acquisition-related amortization declined $77.4 million as a result of the intangible assets acquired in the Spry, Inc. and NETCOM transactions in October 1998 and February 1999, respectively, becoming fully amortized in November 2001 and February 2002, respectively. Acquisition-related amortization also decreased $42.3 million as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which required us to cease amortization of goodwill and other indefinite life intangible assets on January 1, 2002. These decreases were offset by the amortization of definite-life intangible assets resulting from our acquisitions of Cidco and PeoplePC in December 2001 and July 2002, respectively, and other subscriber acquisitions.

Facility exit costs

        During the fourth quarter of 2002, we closed our Phoenix, Arizona contact center facility to consolidate operations and reduce overall costs. The closure of the Phoenix facility resulted in the termination of 259 employees. In connection with the closing of the Phoenix facility, we recorded facility exit costs of $3.5 million. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and $1.3 million in asset write-downs.

Intangible asset write-off

        In February 2001, we renegotiated our commercial and governance arrangements with Sprint. Under the renegotiated arrangements, our exclusive marketing and co-branding arrangements with Sprint were terminated. Accordingly, we recorded a non-cash charge of approximately $11.3 million to write-off unamortized intangible assets related to the marketing and co-branding arrangements with Sprint.

Write-off of equity investments in other companies

        We made equity investments in several companies prior to December 31, 2001. During the years ended December 31, 2001 and 2002, management determined that the full recovery of certain investments was unlikely. Accordingly, we recorded a charge of $10.0 million and $0.6 million during the years ended December 31, 2001 and 2002, respectively, to write equity investments down to their estimated net realizable value.

Interest income and other, net

        Interest income and other, net, decreased 50% from $25.5 million during the year ended December 31, 2001 to $12.6 million during the year ended December 31, 2002. The decrease was due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of the purchases of subscriber bases from several companies; the acquisitions of Cidco, the OmniSky platform and PeoplePC; the repurchase of 2.6 million shares of our common stock; and capital expenditures. Our weighted average investment yields decreased from approximately 4.2% during the year ended December 31, 2001 to approximately 2.6% during the year ended December 31, 2002 as the U.S. Federal Reserve Bank reduced interest rates. The decrease in interest income and other, net, was partially offset by a reduction in interest expense attributable to a decrease in the average balance of obligations under capital lease from $22.5 million during the year ended December 31, 2001 to $8.7 million during the year ended December 31, 2002.

Restructuring Charges and Facility Exit Costs

PeoplePC

        Our acquisition of PeoplePC included costs related to a formal EarthLink plan (the "PeoplePC Plan") to integrate PeoplePC's operations into our operations and to exit PeoplePC's international operations. The PeoplePC Plan called for the net reduction of 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. The original estimates for costs associated with the PeoplePC Plan included $2.1 million related to the write-off of duplicative and abandoned assets, $0.8 million related to employee termination benefits and $1.8 million related to exiting PeoplePC's international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are included in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The costs associated with the PeoplePC Plan were less than original estimates and, as a result, we decreased our liability related to severance costs and the non-cancelable lease during the year ended December 31, 2003 by $0.5 million resulting in a decrease in goodwill. As of December 31,

2003, we have paid all exit costs and written off the impaired assets associated with the PeoplePC plan. The following table summarizes the status of the restructuring and exit costs and the related reserves for the PeoplePC Plan as of and for the years ended December 31, 2002 and 2003:

	Purchase Related Costs	Non-Cash Items	Payments	Balance December 31, 2002	Payments	Adjustments	Balance December 31, 2003
	(in thousands)
Write-off duplicative and abandoned software	$2,136	$(2,136)	$—	$—	$—	$—	$—
Severance costs	769	—	(578)	191	(62)	(129)	—
International operations exit costs
Write-off abandoned assets	576	(576)	—	—	—	—	—
Non-cancelable lease	1,196	—	(600)	596	(233)	(363)	—

Total international exit costs	1,772	(576)	(600)	596	(233)	(363)	—

	$4,677	$(2,712)	$(1,178)	$787	$(295)	$(492)	$—

Facility exit costs

        During the fourth quarter of 2002, we closed our Phoenix, Arizona contact center facility. The closure of the Phoenix facility resulted in the termination of 259 positions, primarily customer support personnel. In connection with the closing, we recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and $1.3 million in asset write-downs. We have paid all exit costs and written off the impaired assets associated with the Phoenix facility.

        During the first quarter of 2003, we executed a plan to streamline our contact center facilities (the "Contact Center Plan") and utilize outsourced contact center service providers. In connection with the Contact Center Plan, we closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact center facilities resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the Contact Center Plan, we recorded facility exit costs of approximately $36.6 million. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs and $7.7 million in asset write-downs. As of December 31, 2003, we have paid all telecommunications service termination costs and employee and personnel related costs and expect to incur future cash outflows for real estate obligations through 2010. We have realized reduced costs in 2003 as a result of completing the Contact Center Plan.

        The following table summarizes the status of the accrued costs associated with the Phoenix contact center facility exit costs as well as the facility exit costs associated with the Contact Center Plan as of and for the years ended December 31, 2002 and 2003:

	Facility Exit Costs	Non-Cash Items	Payments	Balance December 31, 2002	Payments	Balance December 31, 2003
	(in thousands)
Phoenix contact center facility exit costs:
Severance and personnel related costs	$1,724	$—	$(1,428)	$296	$(296)	$—
Real estate and telecommunications contract termination costs	486	—	(486)	—	—	—
Write-off abandoned and disposed assets	1,282	(1,282)	—	—	—	—

	$3,492	$(1,282)	$(1,914)	$296	$(296)	$—

	Facility Exit Costs	Non-Cash Items	Payments	Adjustments	Balance December 31, 2003
	(in thousands)
Facility exit costs associated with the Contact Center Plan:
Severance and personnel related costs	$10,737	$—	$(11,220)	$483	$—
Real estate and telecommunications contract termination costs, including non-cancelable leases	18,207	—	(7,832)	(483)	9,892
Write-off abandoned and disposed assets	7,652	(7,652)	—	—	—

	$36,596	$(7,652)	$(19,052)	$—	$9,892

2004 facility exit cost plan

        In January 2004, we announced plans to restructure our contact center operations and further rely on outsourced contact center service providers to further reduce costs and increase efficiencies. Upon execution of the plan, we will utilize outsourced contact center service providers for substantially all of our customer support operations. Under the plan, we will close contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California and reduce our contact center operations in Atlanta, Georgia by the end of the first quarter of 2004. The plan will impact approximately 1,300 employees. While we expect to realize future expense reductions as a result of executing our plan, we may not experience the level of benefits and related cost savings we have historically realized or expect to realize in connection with further restructuring our contact center operations.

        In connection with the 2004 facility exit cost plan, we expect to record facility exit costs of approximately $36.0 million in the first quarter of 2004, including $13.0 million for employee, personnel and related costs, $14.0 million for lease termination costs and $9.0 million for non-cash asset write-offs. We expect cash outflows for employee and personnel related costs to occur primarily in the first and second quarters of 2004 and cash outflows for real estate obligations through 2008. Please see "Liquidity and Capital Resources" below for a discussion of our plans for funding expected future cash payments.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2003

        Our operating activities provided cash of $101.7 million. Our net loss of $62.2 million was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $164.2 million and non-cash disposals and impairments of fixed assets primarily associated with the Contact Center Plan of $7.8 million. Additional cash was provided as a result of a $17.6 million decrease in receivables and an $8.5 million decrease in prepaid expenses and other assets. In addition, we recognized $14.0 million of non-cash revenues associated with the acquired Membership Customers, which is included in the change in deferred revenue. Approximately $9.9 million of facility exit costs were accrued and unpaid as of December 31, 2003, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accruals for the facility exit costs and the change in deferred revenue associated with the non-cash revenues, we used approximately $30.4 million to reduce accounts payable, accrued and other liabilities, and deferred revenue. In order to continue improving cash flows from operating activities, we must continue to increase revenues while reducing telecommunications costs per subscriber, improving the efficiency of our customer support efforts, leveraging the cost structure of our business and effectively managing our working capital.

        Our investing activities used cash of $45.2 million. This consisted primarily of $28.4 million for capital expenditures, primarily associated with network and technology center related projects. We have invested significantly in our network and technology center infrastructure and will continue to invest capital to enhance the reliability and capacity of our network. We also used $11.9 million for the acquisition of subscriber bases from other ISPs, of which $6.3 million relates to acquisitions completed in the fourth quarter of 2002. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases. Additionally, we used $5.4 million for purchases of investments in marketable securities, net of sales and maturities of investments in marketable securities.

        Financing activities used cash of $88.9 million. This consisted primarily of $90.2 million used to acquire 14.8 million shares of our common stock. We may use cash in the future to purchase shares of our common stock pursuant to our $150.0 million share repurchase program. Proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase program were $4.4 million. Principal payments on capital lease agreements were $3.1 million. Our strategy over the past three years has been to reduce the number of our capital leases, and we anticipate continuing to do so. We had $0.9 million of capital lease obligations as of December 31, 2003.

Cash flows for the year ended December 31, 2002

        Our operating activities provided cash of $19.0 million. Our net loss of $148.0 million was the primary component of cash used in operating activities. However, the effect of the loss on cash was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $217.6 million. Additional cash was used as a result of a $7.3 million increase in receivables and a $0.5 million increase in prepaid expenses and other assets. In addition, the decreases in accounts payable, accrued expenses, other liabilities and deferred revenue used $44.5 million in cash.

        Our investing activities used cash of $36.4 million. This consists of proceeds realized from maturities, including sales, of marketable securities, net of purchases, of $37.2 million and the use of $73.6 million for capital expenditures and the acquisitions of subscriber bases and businesses. Capital equipment purchases were $32.5 million. Cash used in the purchase of subscriber bases from ISPs was $21.7 million. We used $19.2 million to purchase PeoplePC, which included approximately $7.5 million related to the payment of acquisition-related and other liabilities assumed in the transaction, and we used $1.1 million to acquire the final 20% of the outstanding stock of Cidco in January 2002.

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

Cash flows for the year ended December 31, 2001

        Our operating activities provided cash of $47.4 million. Our net loss of $341.1 million was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $329.2 million and the non-cash write-off of investments and Sprint-related intangibles of $10.0 million and $11.3 million, respectively. Additional cash was provided by a $9.8 million reduction in receivables and a

$10.0 million reduction in prepaid expenses and other assets. In addition, the net increase in accounts payable, accrued expenses, other liabilities and deferred revenue provided $18.2 million in cash.

        Our investing activities used cash of $288.0 million. This consists of net purchases of marketable securities of $170.0 million and the use of $116.0 million for capital expenditures and subscriber base and business acquisitions. Capital equipment purchases were $69.5 million. Cash used in the purchase of subscriber bases from ISPs was $40.7 million. In the fourth quarter of 2001, we used cash of $5.8 million to acquire 80% of the outstanding stock of Cidco.

        Financing activities used cash of $10.1 million. Proceeds from the exercise of stock options and warrants were $8.0 million, and we financed the acquisition of data processing and office equipment amounting to $0.9 million through equipment leases and sale-leaseback agreements. Principal payments on capital lease agreements were $19.0 million.

Contractual Obligations and Commitments

        At December 31, 2003, we had the following contractual commitments:

		Payments due by Period
	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
	(in millions)
Capital lease obligations (non-discounted)	$0.9	$0.9	$—	$—	$—
Non-cancelable operating leases, net of subleases	86.9	26.3	20.3	17.1	23.2
Non-cancelable network service agreements	137.7	117.5	16.5	2.6	1.1

	$225.5	$144.7	$36.8	$19.7	$24.3

        We lease certain facilities and certain equipment under non-cancelable operating leases expiring in various years through 2011. We also lease equipment, primarily data communications equipment, under non-cancelable capital leases. Most of our capital leases include purchase options at the end of the lease term.

        Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third-party providers under non-cancelable network service agreements expiring in various years through 2008.

Other

        At December 31, 2003, we had approximately $349.7 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $89.1 million and $49.0 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours, and we may use cash to repurchase shares of our common stock.

We will also use cash to execute our plans to restructure our contact center operations in the first quarter of 2004, including payments for employee and personnel related costs and real estate obligations. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

        During 2003, the Board of Directors increased the amount authorized to repurchase our common stock under our share repurchase program by $125.0 million to a total of $150.0 million. As of February, 27, 2004, we have utilized approximately $69.5 million pursuant to the authorizations and have $80.5 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

        During 2003, we also purchased 9.0 million shares of our common stock from Sprint for $53.1 million pursuant to a separate authorization by the Board of Directors.

Income taxes

        We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported net income for the third and fourth quarters of 2003 but reported a net loss for the year ended December 31, 2003. Therefore, we have recorded income taxes at an effective tax rate of 0% throughout 2003 in consideration of the benefit of prior year losses. We have provided a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and may recognize additional benefits of deferred tax assets in periods when they are estimated to be realizable.

Related Party Transactions

        Through its ownership interest in EarthLink, Sprint is considered a related party. Our marketing relationship with Sprint generated approximately 10% of our total gross organic subscriber additions during the years ended December 31, 2002 and 2003. In connection with our marketing relationship with Sprint, we provide wholesale broadband and other services to Sprint. We received approximately $22.0 million, $26.4 million and $27.3 million during the years ended December 31, 2001, 2002 and 2003, respectively, for these services. As of December 31, 2002 and 2003, we had accounts receivable related to these arrangements with Sprint of $6.3 million and $5.2 million, respectively.

        Sprint is one of our principal telecommunications service providers. We paid Sprint approximately $75.2 million, $75.4 million and $74.0 million during the years ended December 31, 2001, 2002 and 2003, respectively, associated with network service agreements. The aggregate amount due to Sprint pursuant to these network service agreements was $11.0 million and $15.8 million at December 31, 2002 and 2003, respectively.

        See Item 13 of this Form 10-K, "Certain Relationships and Related Transactions," and Note 17, "Related Party Transactions," in the Notes to Consolidated Financial Statements for further information related to transactions with related parties.

Critical Accounting Policies and Estimates

        Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements.

Revenue recognition

        Gross versus net revenue recognition.    EarthLink maintains relationships with certain telecommunications partners (including cable companies) in which it provides services to customers using the "last mile" element of the telecommunications providers' networks. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the telecommunications partner as revenue. Generally, when EarthLink is the primary obligor in the transaction with the subscriber, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, EarthLink records the revenue at the amount billed the subscriber. If EarthLink is not the primary obligor and/or the telecommunications partner has latitude in establishing prices, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether EarthLink meets many of the attributes specified in EITF No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition could have an impact on the gross amounts of revenues and cost of revenues EarthLink recognizes and the gross profit margin percentages in the period in which such determination is made; however, such a change in determination of revenue recognition would not effect net income (loss).

        Multiple element arrangements.    Certain customer arrangements encompass multiple deliverables, such as Internet access services, hardware and installation. We account for these arrangements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." If the deliverables meet the criteria in EITF No. 00-21, the deliverables are separated into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purpose, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

Allowance for doubtful accounts

        EarthLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of EarthLink's customers to make payments. With respect to receivables due from consumers, EarthLink's policy is to specifically reserve for all consumer receivables 60 days or more past due and provide a general reserve for receivables less than 60 days past due. EarthLink provides a general reserve for commercial accounts receivable and periodically evaluates commercial accounts receivable and provides specific reserves when accounts are deemed uncollectible. Commercial accounts receivable are written off when management determines there is no possibility of collection.

        In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred tax asset valuation allowance

        EarthLink accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

        Based on management's assessment, a valuation allowance has been established for all of EarthLink's deferred tax assets, primarily net operating loss carryforwards, due to uncertainty regarding their realization. We consider future taxable income in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more than the net amount we have recorded. Any decrease in the valuation allowance could have an impact on our income tax provision (benefit) and net income (loss) in the period in which such determination is made.

Restructuring and facility exit costs

        From time to time, EarthLink acquires businesses and identifies personnel of the acquiree that will be terminated and facilities used by the acquiree that it will close and exit. EarthLink also has closed its own facilities to streamline its business. Restructuring-related liabilities, including reserves for facility exit costs, include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include anticipating the commencement of sublease agreements as well as estimates of sublease rental payment amounts, tenant improvement costs and brokerage and other related costs. For acquired facilities to be closed that are subject to long-term lease agreements, the remaining liability under the lease, estimated tenant improvement costs and brokerage and other related costs net of expected sublease recovery, is recognized as a liability at the date of acquisition, and the liability is included in the fair values of identifiable assets acquired and liabilities assumed. If the facility to be closed is not associated with an acquisition, we accrue the estimated future costs of the lease obligation, net of estimated sublease income, and record facility exit costs in the statements of operations.

        If the real estate and leasing markets change, sublease amounts could vary significantly from the amounts estimated, resulting in a material change to EarthLink's recorded liability. We record any changes to the liability for facilities associated with an acquisition in the statements of operations if such change is more than one year from the date of acquisition. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information and such adjustments have periodically resulted in additional expense. Adjustments to EarthLink's recorded liabilities for future lease obligations associated with vacated facilities could adversely or favorably affect future operating results.

Goodwill and other indefinite life intangible assets

        EarthLink's indefinite life intangible assets consist primarily of goodwill. As of December 31, 2003, the carrying value of goodwill and other indefinite life intangible assets was $118.2 million. EarthLink accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets deemed to have indefinite lives, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. We perform an impairment test of our goodwill and other indefinite life intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. EarthLink is one reporting unit and, consequently, we test our indefinite life intangible assets in the aggregate. Our impairment test entails comparing the aggregate market value of our outstanding securities plus our liabilities to the aggregate carrying value of our assets, including goodwill and other indefinite life intangible assets. Based on our testing during the fourth quarter of 2003, we concluded that there was no impairment of our goodwill and other indefinite life intangible assets.

        EarthLink's business is subject to competitive pressures. Therefore, it is possible that the values assigned to goodwill and other indefinite life intangible assets could be adversely impacted in the future by competition or other factors outside of our control. If management determines that events or circumstances have occurred which resulted in an other than temporary impairment of indefinite life intangible assets, we may be required to record a significant impairment adjustment, which would reduce earnings.

Recently Issued Accounting Pronouncements

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. EarthLink's adoption of EITF Issue No. 00-21 on July 1, 2003 did not have a material impact on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003. EarthLink's adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on EarthLink's results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, the FASB published revised guidance on FIN 46. FIN 46 addresses the consolidation of certain variable interest entities ("VIEs"). As modified, FIN 46 is effective immediately for financial interests in special purpose entities and is effective for all other types of VIEs for periods ending after March 15, 2004. EarthLink does not expect the adoption of FIN 46 will have a material effect on its results of operations or financial position.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revises or rescinds the guidance included in Topic B of the Codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material effect on EarthLink's results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations. The effect of a hypothetical one percentage point increase in interest rates would have a nominal effect on the fair value of our investments because of the relatively short maturities of our investments. The following table summarizes the amortized costs and fair value of our investments by security type as of December 31, 2002 and 2003.

	As of December 31, 2002		As of December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(in thousands)
Asset-backed securities	$232,521	$232,643	$165,237	$165,147
U.S. corporate notes	109,993	110,414	92,656	92,623
Government agency notes	1,502	1,490	23,349	23,355
Commercial paper	13,475	13,475	15,787	15,787

	$357,491	$358,022	$297,029	$296,912

        The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002 and 2003. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2002		As of December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$224,650	$224,650	$158,787	$158,787
Weighted average interest rate	1.6%		1.2%
Weighted average maturity (mos.)	0.4		0.7
Included in marketable securities-current	$108,471	$108,978	$89,205	$89,088
Weighted average interest rate	3.0%		1.7%
Weighted average maturity (mos.)	6.1		6.7
Included in marketable securities-long-term	$24,370	$24,394	$49,037	$49,037
Weighted average interest rate	2.5%		1.7%
Weighted average maturity (mos.)	14.2		14.1

Item 8. Financial Statements And Supplementary Data.

        The information required by this item appears in a subsequent section of this Report. See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, EarthLink carried out an evaluation, with the participation of EarthLink's management, including EarthLink's Chief Executive Officer and Chief Financial Officer, of the effectiveness of EarthLink's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, EarthLink's Chief Executive Officer and Chief Financial Officer concluded that EarthLink's disclosure controls and procedures are effective in timely alerting them to material information relating to EarthLink (including its consolidated subsidiaries) required to be included in EarthLink's periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

        There has been no change in EarthLink's internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, EarthLink's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election" and "Proposal 1—Election of Directors—Directors Not Standing for Election" in our Proxy Statement for our 2004 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Report. Information relating to our executive officers will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information relating to EarthLink's Code of Ethics for directors and officers will be set forth under the caption "Proposal 1—Election of Directors—Corporate Governance Matters—Code of Ethics" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

        Information relating to compensation of our directors and executive officers will be set forth under the captions "Proposal 1—Election of Directors—Director Compensation" and "Executive Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the caption "Executive Compensation—Compensation Committee Report on Executive Officer Compensation," which specifically is not so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information regarding securities authorized for issuance under our equity compensation plans will be set forth under the caption "Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption "Executive Officers—Beneficial Ownership of Common Stock" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption "Executive Compensation—Compensation Committee Interlocks" and "Executive Compensation—Certain Relationships and Related Transactions" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        Information regarding our principal accounting fees and services is set forth under the caption "Proposal 3—Ratification of Appointment of Independent Auditors" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
Documents filed as part of this Report

(1)
Financial Statements

1.
Report of Independent Auditors

2.
Consolidated Balance Sheets as of December 31, 2002 and 2003

3.
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

4.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2001, 2002 and 2003

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

6.
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required under the related instructions or are inapplicable.

  (3)
  Listing of Exhibits

3.1	—	Second Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2	—	Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2	—
Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Form 8-K, dated August 6, 2002—File No. 001-15605).
10.1	—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2	—
EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.3	—
EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.4	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).

10.6	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.7	—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-83870).
10.8	—
Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.9	—
Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.10	—
Amended and Restated Employment Agreement, dated as of January 28, 2003, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report of Form 10-Q for the quarterly period ended March 31, 2003—File No. 001-15605).
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Auditors.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*	—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K

  EarthLink furnished a Current Report on Form 8-K dated October 21, 2003 in which EarthLink reported under Item 12 that on October 21, 2003, EarthLink issued a press release announcing its financial results for the quarter ended September 30, 2003 and providing guidance for the remainder of 2003 and for 2004 (not incorporated by reference).

  EarthLink filed a Current Report on Form 8-K dated October 29, 2003 in which EarthLink reported under Items 5 and 7 that on October 23, 2003 EarthLink issued a press release announcing its Board of Directors authorized the repurchase of an additional $100 million of EarthLink's common stock pursuant to its share repurchase program.

  EarthLink filed a Current Report on Form 8-K dated November 20, 2003 in which EarthLink reported under Item 5 that its Board of Directors approved the establishment of a sales plan by Sky D. Dayton, Chairman of the Board of Directors of EarthLink, to sell up to a maximum of 200,000 shares of

  EarthLink's common stock, par value $.01 per share, between December 16, 2003 and December 17, 2004.

  EarthLink furnished a Current Report on Form 8-K dated December 9, 2003 in which EarthLink reported under Item 9 that on December 9, 2003, EarthLink issued a press release providing updated subscriber guidance for the fourth quarter of 2003. The Company also reaffirmed its previously issued financial guidance for other measures of performance for the fourth quarter and full year 2003 and for 2004 (not incorporated by reference).

(c)
Exhibits

  The response to this portion of Item 15 is submitted as a separate section of this Report.

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

EARTHLINK, INC.

By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer Date: March 5, 2004

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

Date: March 5, 2004	By:	/s/ CHARLES G. BETTY Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date: March 5, 2004	By:	/s/ LEE ADREAN Lee Adrean, Chief Financial Officer (principal financial officer)
Date: March 5, 2004	By:	/s/ KEVIN M. DOTTS Kevin M. Dotts, Vice President Finance (principal accounting officer)
Date: March 5, 2004	By:	/s/ SKY D. DAYTON Sky D. Dayton, Chairman of the Board
Date: March 5, 2004	By:	/s/ S. MARCE FULLER S. Marce Fuller, Director
Date: March 5, 2004	By:	/s/ WILLIAM H. HARRIS, JR. William H. Harris, Jr., Director

Date: March 5, 2004	By:	/s/ TERRELL B. JONES Terrell B. Jones, Director
Date: March 5, 2004	By:	/s/ ROBERT M. KAVNER Robert M. Kavner, Director
Date: March 5, 2004	By:	/s/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr., Director
Date: March 5, 2004	By:	/s/ THOMAS E. WHEELER Thomas E. Wheeler, Director

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002, and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities in 2003.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
January 26, 2004

EARTHLINK, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$382,065	$349,740
Investments in marketable securities	108,978	89,088
Accounts receivable, net of allowance of $4,958 and $5,885 at December 31, 2002 and 2003, respectively	53,496	35,585
Prepaid expenses	16,836	12,934
Other current assets	22,846	13,230

Total current assets	584,221	500,577
Long-term investments in marketable securities	24,394	49,037
Other long-term assets	7,325	12,101
Property and equipment, net	168,877	108,810
Subscriber bases, net	118,354	38,264
Goodwill and other indefinite life intangible assets	120,382	118,231

Total assets	$1,023,553	$827,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$46,610	$49,882
Accrued payroll and related expenses	28,335	31,965
Other accounts payable and accrued liabilities	162,537	115,484
Current portion of capital lease obligations	3,369	884
Deferred revenue	77,066	69,002

Total current liabilities	317,917	267,217
Deferred revenue, net of current portion	4,649	6,375
Long-term portion of capital lease obligations	619	30
Other long-term liabilities	8,068	9,735

Total liabilities	331,253	283,357
Commitments and contingencies (See Note 14)
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 17,979 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively, aggregate value upon involuntary liquidation of $326,223 at December 31, 2002	180	—
Common stock, $0.01 par value, 300,000 shares authorized, 157,263 and 176,410 shares issued as of December 31, 2002 and 2003, respectively, and 154,712 and 159,042 shares outstanding at December 31, 2002 and 2003, respectively	1,573	1,764
Additional paid-in capital	1,939,960	1,949,105
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,236,991)	(1,303,771)
Treasury stock, at cost, 2,551 and 17,368 shares, respectively, at December 31, 2002 and 2003	(14,176)	(104,344)
Unrealized gains (losses) on investments	531	(117)
Deferred compensation	—	(197)

Total stockholders' equity	692,300	543,663

Total liabilities and stockholders' equity	$1,023,553	$827,020

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Revenues:
Narrowband access	$999,251	$1,037,829	$965,025
Broadband access	167,935	250,591	361,124
Web hosting	59,263	53,210	49,902
Content, commerce and advertising	18,479	15,791	25,879

Total revenues	1,244,928	1,357,421	1,401,930
Operating costs and expenses:
Telecommunications service and equipment costs	509,514	543,981	519,149
Sales incentives	67,919	37,669	21,176

Total cost of revenues	577,433	581,650	540,325
Sales and marketing	327,951	373,481	382,965
Operations and customer support	339,490	324,555	297,045
General and administrative	127,849	123,379	127,664
Acquisition-related amortization	217,483	110,885	84,299
Facility exit costs	—	3,492	36,596
Intangible asset write-off	11,252	—	—

Total operating costs and expenses	1,601,458	1,517,442	1,468,894

Loss from operations	(356,530)	(160,021)	(66,964)
Write-off of equity investments in other companies	(10,000)	(650)	(202)
Interest income and other, net	25,469	12,638	4,972

Net loss	(341,061)	(148,033)	(62,194)
Deductions for accretion dividends	(29,880)	(19,987)	(4,586)

Net loss attributable to common stockholders	$(370,941)	$(168,020)	$(66,780)

Basic and diluted net loss per share	$(2.73)	$(1.11)	$(0.42)

Weighted average common shares outstanding	135,738	151,355	157,321

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Preferred Stock		Common Stock					Treasury Stock		Unrealized Gains (Losses) on Investments
					Additional Paid-in Capital		Accumulated Deficit				Deferred Compensation	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount	Shares	Amount		Warrants		Shares	Amount
	(in thousands)
Balance at December 31, 2000	43,386	$434	130,064	$1,301	$1,877,134	$1,412	$(698,030)	—	$—	$—	$—	$1,182,251	$—
Conversion of Series A convertible preferred stock to common stock	(3,139)	(31)	3,000	30	1	—	—	—	—	—	—	—	—
Conversion of Series B convertible preferred stock to common stock	(6,213)	(62)	5,888	59	3	—	—	—	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	(7,083)	(71)	7,083	71	—	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	29,880	—	(29,880)	—	—	—	—	—	—
Issuance of common stock pursuant to acquisitions	—	—	140	1	1,875	—	—	—	—	—	—	1,876	—
Issuance of common stock pursuant to exercise of stock options and warrants	—	—	1,819	18	8,159	(189)	—	—	—	—	—	7,988	—
Net loss	—	—	—	—	—	—	(341,061)	—	—	—	—	(341,061)	(341,061)

Total comprehensive loss													(341,061)

Balance at December 31, 2001	26,951	270	147,994	1,480	1,917,052	1,223	(1,068,971)	—	—	—	—	851,054

Conversions of Series A convertible preferred stock to common stock	(8,972)	(90)	8,750	88	2	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to acquisitions	—	—	110	1	1,340	—	—	—	—	—	—	1,341	—
Accretion of convertible preferred stock	—	—	—	—	19,987	—	(19,987)	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	307	3	1,069	—	—	—	—	—	—	1,072	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	102	1	510	—	—	—	—	—	—	511	—
Repurchase of common stock	—	—	—	—	—	—	—	2,551	(14,176)	—	—	(14,176)	—
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	—	—	531	—	531	531
Net loss	—	—	—	—	—	—	(148,033)	—	—	—	—	(148,033)	(148,033)

Total comprehensive loss													(147,502)

Balance at December 31, 2002	17,979	180	157,263	1,573	1,939,960	1,223	(1,236,991)	2,551	(14,176)	531	—	692,300

Conversions of Series A convertible preferred stock to common stock	(1,143)	(11)	1,137	11	—	—	—	—	—	—	—	—	—
Conversions of Series B convertible preferred stock to common stock	(16,836)	(169)	16,779	168	1	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	4,586	—	(4,586)	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	1,010	10	3,220	—	—	—	—	—	—	3,230	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	221	2	1,128	—	—	—	—	—	—	1,130	—
Issuance of restricted stock units	—	—	—	—	210	—	—	—	—	—	(210)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	13	13	—
Repurchase of common stock	—	—	—	—	—	—	—	14,817	(90,168)	—	—	(90,168)	—
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	—	—	(648)	—	(648)	(648)
Net loss	—	—	—	—	—	—	(62,194)	—	—	—	—	(62,194)	(62,194)

Total comprehensive loss													$(62,842)

Balance at December 31, 2003	—	$—	176,410	$1,764	$1,949,105	$1,223	$(1,303,771)	17,368	$(104,344)	$(117)	$(197)	$543,663

The accompanying notes are an integral part of these consolidated financial statements

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(341,061)	$(148,033)	$(62,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	329,210	217,621	164,244
Loss on disposal of fixed assets	—	1,049	7,798
Loss on equity investments in other companies	10,000	650	202
Write-off of intangible assets	11,252	—	—
Deferred compensation	—	—	13
Decrease (increase) in accounts receivable, net	9,801	(7,318)	17,618
Decrease (increase) in prepaid expenses and other assets	9,953	(518)	8,533
Increase (decrease) in accounts payable and accrued and other liabilities	30,766	(30,050)	(27,599)
Decrease in deferred revenue	(12,533)	(14,443)	(6,887)

Net cash provided by operating activities	47,388	18,958	101,728
Cash flows from investing activities:
Purchases of property and equipment, net	(69,450)	(32,533)	(28,445)
Proceeds from the sale of fixed assets	—	1,035	542
Investments in marketable securities
Purchases	(192,621)	(144,641)	(159,557)
Sales and maturities	22,626	181,795	154,156
Equity investments in other companies	(2,000)	—	—
Purchases of businesses, net of cash acquired	(5,853)	(20,374)	—
Purchases of subscriber bases	(40,688)	(21,719)	(11,867)

Net cash used in investing activities	(287,986)	(36,437)	(45,171)
Cash flows from financing activities:
Proceeds from sale-leaseback transactions	873	—	—
Principal payments under capital lease obligations	(18,980)	(11,892)	(3,074)
Proceeds from stock options and warrants exercised and employee stock purchase plan purchases	7,988	1,583	4,360
Purchases of treasury stock	—	(14,176)	(90,168)

Net cash used in financing activities	(10,119)	(24,485)	(88,882)

Net decrease in cash and cash equivalents	(250,717)	(41,964)	(32,325)
Cash and cash equivalents, beginning of year	674,746	424,029	382,065

Cash and cash equivalents, end of year	$424,029	$382,065	$349,740

Acquisitions of businesses:
Cash paid and transaction costs, net of cash acquired	$5,853	$20,374	$—
Net liabilities assumed	12,583	34,004	—

Intangible assets acquired	$18,436	$54,378	$—

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is a leading Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to its individual and business customers. EarthLink's primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services. The Company provides a broad range of products and services to more than five million paying customers through a nationwide network of dial-up points of presence ("POPs"), a nationwide broadband footprint and wireless technologies.

2. Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, assessing the collectibility of accounts receivable; the use, recoverability, and/or realizability of certain assets, including deferred tax and other assets; reserves established for contractual commitments, including non-cancelable leases and telecommunications services; useful lives for depreciation and amortization periods of tangible and intangible assets; the fair values of assets acquired and liabilities assumed in acquisitions of businesses; and long-lived asset impairments. Actual results could differ from those estimates.

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

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and wireless access services. Narrowband access revenues also include revenues associated with the activation and sale of Internet appliances, including personal computers, handheld devices and other equipment used to obtain Internet access services. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line ("DSL"), cable, satellite, fixed wireless and dedicated circuit services. Broadband access revenues also include installation, shipping, and equipment revenues as well as activation and early termination fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Content, commerce and advertising revenues consist of revenues from EarthLink's partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers.

        Revenues from multiple element arrangements in which EarthLink provides equipment, activation and Internet access services are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. When the Company's Internet access services are essential to the functionality of the equipment, activation and equipment revenues and related costs are recognized over the estimated life of the customer.

        EarthLink maintains relationships with certain telecommunications partners (including cable companies) in which it provides services to customers using the "last mile" element of the telecommunication providers' networks. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, EarthLink evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due it from the telecommunications partner. Generally, when EarthLink is the primary obligor in the transaction with the subscriber, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, EarthLink records the revenue at the amount billed the subscriber. If EarthLink is not the primary obligor and/or the telecommunications partner has latitude in establishing prices, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

        Content, commerce and advertising revenues include amounts derived from selling other companies' products and/or services to EarthLink subscribers, subscribers using and/or buying other vendors' products and/or services, and allowing companies to advertise to EarthLink's subscribers, among other activities. Content, commerce and advertising revenues are recorded based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

Cost of Revenues

        Cost of revenues include telecommunications service and equipment costs and sales incentives. Telecommunications service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company's Internet access services; fees paid to content providers for information provided on the Company's online properties, including the Company's Personal Start Page™; the costs of equipment sold to customers for use with the Company's narrowband and broadband Internet access services; and activation and deactivation fees paid to the Company's network providers for the provisioning and disconnection of services.

        Sales incentives include the cost of promotional products and services provided to potential subscribers as introductory offers, including free Internet access on a trial basis; free cameras, modems and other hardware; and starter kits. EarthLink accounts for sales incentives in accordance with EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which requires the costs of sales incentives to be classified as cost of revenues. Prior to the adoption of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," on January 1, 2002, EarthLink classified the costs of these sales incentives as sales and marketing expenses. As required by EITF Issue No. 01-09, the costs of sales incentives in prior periods have been reclassified to cost of revenues to conform to the current year presentation.

Regulatory Risk

        EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to "Regulatory Environment" in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company's contracts with broadband access providers.

Source of Supplies

        The Company's business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently purchased from several telecommunications service providers. In addition, several telecommunications services providers have experienced financial difficulties and have filed for bankruptcy and, consequently, may be unable to perform satisfactorily or to continue to offer their services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company also relies on the reliability, capacity and effectiveness of its outsourced contact center service providers. The Company purchases contact center services from several geographically dispersed service providers. The contact center service providers may become subject to financial and political risks beyond the Company's or the providers' control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Advertising

        Advertising costs are included in sales and marketing. Advertising expense includes a variety of programs and strategies including broadcast campaigns in television and radio, direct mail, co-marketing and bundling agreements, print publications, and online promotion and co-branding with a wide variety of interactive partners. Direct mail advertising consists of production, printing, mailing and postage related to disks and coupons distributed through the mail and as promotional inserts in packages, periodicals and newspapers. Advertising costs are expensed as incurred. Advertising expenses were $157.2 million, $145.8 million and $173.0 million during the years ended December 31, 2001, 2002 and 2003, respectively.

Software Development Costs

        EarthLink accounts for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached very shortly before the products are released. Costs incurred after technological feasibility is established are not material, and, accordingly, the Company expenses research and development costs when incurred.

Income Taxes

        Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recognized for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if there is uncertainty regarding their realization.

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

	As of December 31,
	2001	2002	2003
	(in thousands)
Convertible preferred stock	26,951	17,979	—
Options and warrants	21,022	28,356	22,742
Restricted stock units	—	—	24

Total	47,973	46,335	22,766

        The options and warrants amounts included in the above table represent all options and warrants outstanding. However, certain of these options and warrants have exercise prices greater than the market value of the Company's common stock and, consequently, are anti-dilutive. Additionally, in accordance with SFAS No. 128, the Company would utilize the treasury stock method to determine the dilution attributable to options and warrants, and the application of such method generally results in a number of options and warrants included in diluted weighted average shares outstanding being less than the absolute quantity outstanding. Using the application of the treasury stock method, potentially dilutive options and warrants during the year ended December 31, 2003 would have resulted in approximately 2.4 million shares included in diluted weighted average shares outstanding, if such securities would have had a dilutive effect.

Stock-Based Compensation

        As of December 31, 2003, EarthLink had various stock-based compensation plans and the EarthLink, Inc. Employee Stock Purchase Plan ("ESPP"), which are more fully described in Note 12, "Stock Compensation Plans and Warrants." EarthLink accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and are valued using the Black-Scholes model.

        No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards. Compensation cost related to restricted stock units granted to non-employee directors in the year ended December 31, 2003 is reflected in net loss as the deferred compensation is amortized over the vesting period. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value to compensation expense on a straight-line basis over the vesting period, net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(370,941)	$(168,020)	$(66,780)
Stock-based compensation expense determined using a fair value based method for all awards	(57,603)	(58,098)	(40,681)

Pro forma net loss attributable to common stockholders	$(428,544)	$(226,118)	$(107,461)

Basic and diluted net loss per share:
As reported	$(2.73)	$(1.11)	$(0.42)

Pro forma	$(3.16)	$(1.49)	$(0.68)

        The fair value of stock options used to compute pro forma net loss is the estimated fair value at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2001	2002	2003
Annual dividends	zero	zero	zero
Expected volatility	93%	76%	70%
Risk free interest rate	4.63%	3.69%	3.35%
Expected life	6.6 years	6.6 years	5.6 years

        For options granted during the years ended December 31, 2002 and 2003, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2001 through the date of option grant because management believes the historical volatility since January 1, 2001 is more representative of prospective volatility. Volatility estimates for options granted during the year ended December 31, 2001 were based on historical volatility over periods of five to seven years.

Comprehensive Loss

        Comprehensive loss as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Loss includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, "Reporting Comprehensive Income." For the years ended December 31, 2002 and 2003, these amounts included unrealized gains and losses on certain investments classified as available-for-sale. The amounts are presented net of tax-related effects which management estimates to be zero, due to losses incurred by the Company and uncertainty regarding realization of deferred tax assets.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds, asset-backed securities and commercial paper.

Investments

        Investments in marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are considered short-term investments. Investments with maturities greater than one year from the balance sheet date are considered long-term investments. The investments are of investment grade and include corporate bonds, asset-backed securities and government agency notes.

        The Company has classified all short- and long-term investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders' equity. Realized gains and losses are included in interest income and other, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

        Equity investments in other companies, including investments in venture capital funds, are accounted for under the cost method. Management regularly evaluates the recoverability of its equity investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. During the years ended December 31, 2001, 2002 and 2003, the Company recognized losses of $10.0 million, $0.6 million and $0.2 million, respectively, to write down its equity investments in other companies to their estimated realizable value. These losses are included in write-off of equity investments in other companies in the Consolidated Statements of Operations.

Accounts Receivable and Deferred Revenue

        The Company generally bills for Internet access services monthly in advance for customers on month-to-month service plans. The Company offers prepay plans that allow customers to prepay for services for periods of up to two years. The Company's wholly-owned subsidiary, PeoplePC Inc. ("PeoplePC"), offers a package that includes a personal computer and prepaid Internet access services for a period of up to four years. The Company defers advanced billings and prepayments and recognizes such amounts as revenues as services are delivered. Deferred revenue associated with periods more than one year from the date of the financial statements is classified as long-term.

        EarthLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of EarthLink's customers to make required payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical bad debt experience and the general economic environment. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. With respect to receivables due from consumers, the Company's policy is to specifically reserve for all receivables 60 days or more past due and provide a general reserve for receivables less than 60 days past due. EarthLink provides a general reserve for commercial accounts receivable and periodically evaluates commercial accounts receivable and provides specific reserves when accounts are deemed uncollectible. The Company has recorded an allowance for doubtful accounts of $5.0 million and $5.9 million at December 31, 2002 and 2003, respectively. The Company recorded bad debt expense of $29.1 million, $29.1 million and $33.4 million during the years ended December 31, 2001, 2002 and 2003, respectively.

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

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers and telecommunications equipment and five years for other non-computer furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the term of the lease. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales, impairments, or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented as depreciation expense or as facility exit costs, as appropriate.

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

Intangible Assets

        Intangible assets consist primarily of acquired subscriber bases and goodwill. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. When management determines material intangible assets, such as customer bases and goodwill, are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the purchase price to the intangible assets acquired.

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. In connection with the adoption, the Company reviewed the classification of its goodwill and other intangible assets. Accordingly, on January 1, 2002, the Company discontinued the amortization of intangible assets with indefinite lives, which consisted primarily of goodwill. Intangible assets determined to have definite lives, which consist primarily of subscriber bases, are amortized over their estimated useful lives of three years.

        The Company performs an impairment test of its goodwill and other indefinite life intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. The Company is one reporting unit and, consequently, tests its indefinite life intangible assets in the aggregate. The Company's impairment test entails comparing the aggregate market value of the Company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets. If the aggregate market value of the Company's outstanding securities plus its liabilities is less than the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets, the Company would compare the estimated fair value of goodwill and other indefinite life intangible assets to the corresponding book value of goodwill and other indefinite life intangible assets and record an impairment loss to the extent the book value exceeds the estimated fair value.

Long-Lived Assets

        The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, EarthLink recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Facility Exit Costs

        The Company accounts for facility exit costs in accordance with SFAS No. 144 and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. EITF Issue No. 00-21 is applicable to transactions entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF Issue No. 00-21 on July 1, 2003 did not have a material effect on its results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"). In December 2003, the FASB published revised guidance on FIN 46. FIN 46 addresses the consolidation of certain variable interest entities ("VIEs"). As modified, FIN 46 is effective immediately for financial interests in special purpose entities and is effective for all other types of VIEs for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 will have a material effect on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that include obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires mandatorily redeemable instruments be classified as liabilities. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, including all financial instruments created or modified after May 31, 2003. The Company's adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on its results of operations or financial position.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revises or rescinds the guidance included in Topic B of the Codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial position.

3. Acquisitions and Asset Purchases

Cidco Incorporated

        In December 2001, EarthLink acquired 80% of the outstanding common stock of Cidco Incorporated ("Cidco"), a developer, distributor and provider of email appliances and related services for $5.8 million in cash. In February 2002, EarthLink completed its acquisition of Cidco by purchasing the remaining 20% of Cidco's common stock for $1.1 million in cash. The Cidco acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Cidco have been included in the accompanying consolidated financial statements since the date of acquisition, December 1, 2001.

        Since the Company's acquisition of Cidco in December 2001, EarthLink has provided Cidco's email appliances such as the MailStation and related Internet services. During the year ended December 31, 2003, the Company ceased active marketing of the MailStation products and services but intends to continue providing services to MailStation customers that are currently activated or may activate in the future. Consequently, the Company reduced the carrying value of its MailStation hardware, including inventory on hand and in the retail channels, to its estimated net realizable value. The resulting write-down of MailStation hardware of $4.8 million is included in telecommunications service and equipment costs in the Company's Consolidated Statement of Operations for the year ended December 31, 2003.

OmniSky Corporation

        In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation ("OmniSky") in a Bankruptcy Code Section 363 purchase of assets. OmniSky was a provider of wireless data applications and services for use on mobile devices. The aggregate cost to acquire the OmniSky platform consisted of $2.7 million in cash, transaction charges of $0.8 million and the assumption of $2.7 million in liabilities. In connection with the acquisition of the OmniSky platform, the Company recorded $6.0 million in computer software and hardware and $0.2 million in other assets.

        During the year ended December 31, 2003, the Company decided to discontinue providing services to certain customers supported by and to cease adding subscribers to the OmniSky platform. Accordingly, the Company reduced the carrying value of the acquired software and hardware by $2.4 million based on the estimated future cash flows of the customers who continue to be supported with the OmniSky platform, and the write-down is included in telecommunications service and equipment costs in the Company's Consolidated Statement of Operations for the year ended December 31, 2003.

PeoplePC

        In July 2002, EarthLink purchased the outstanding stock of PeoplePC. PeoplePC provides value-priced Internet access using a cost-efficient technology platform and a start page customizable for marketing partners. PeoplePC also provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty ("Membership Package"). EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and paid transaction costs of $1.3 million. The cash used to purchase businesses as presented in the Consolidated Statement of Cash Flows for the year ended December 31, 2002 includes approximately $7.5 million for the payment of acquisition-related and other liabilities assumed in the transaction. The Company has accounted for the acquisition of PeoplePC using the purchase method of accounting, and accordingly, the results of operations of PeoplePC have been included in the accompanying consolidated financial statements since the date of acquisition, July 31, 2002.

        EarthLink assumed approximately $24.6 million in deferred service liabilities to PeoplePC subscribers who purchased prepaid Internet access services and a personal computer as part of a bundled package prior to the acquisition date ("Membership Customers"). The Company determined the deferred service liability assumed based on the present value of the direct costs, including telecommunications and customer support costs, expected to be incurred over the Membership Customers' remaining prepaid terms. The Company recognized approximately $9.1 million and $14.0 million during the years ended December 31, 2002 and 2003, respectively, associated with providing services to acquired Membership Customers. The Company also assumed other liabilities of $24.5 million.

        In the transaction, EarthLink acquired approximately 518,000 Membership Customers and approximately 55,000 value-priced, monthly billed subscribers. EarthLink allocated approximately $11.0 million of the purchase price to the acquired PeoplePC subscriber base and $2.0 million to fixed assets for proprietary technologies and software acquired in the transaction and recorded goodwill and other indefinite life intangible assets of approximately $41.9 million.

Pro forma disclosures of financial information

        The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2001 and 2002 combine the results of EarthLink, Cidco and PeoplePC as if the acquisitions of Cidco and PeoplePC had occurred on January 1, 2001. The unaudited pro forma condensed combined statements of operations are based on the historical consolidated combined financial statements of EarthLink, Cidco and PeoplePC. The unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had such transactions been consummated as of the date indicated, the results that would have been realized had the entities been a single entity during these periods, or the results that may be achieved in the future.

	Year Ended December 31,
	2001	2002
	(in thousands, except per share data)
	(unaudited)
Statement of operations data:
Total revenues	$1,336,081	$1,411,879
Net loss	(491,180)	(170,511)
Deductions for accretion dividends (Note 11)	(29,880)	(19,987)

Net loss attributable to common stockholders	$(521,060)	$(190,498)

Basic and diluted net loss per share	$(3.84)	$(1.26)

Weighted average common shares outstanding	135,738	151,355

4. Restructuring Charges and Facility Exit Costs

PeoplePC

        EarthLink's acquisition of PeoplePC included costs related to a formal EarthLink plan (the "PeoplePC Plan") to integrate PeoplePC's operations into EarthLink's operations and to exit PeoplePC's international operations. The PeoplePC Plan called for the net reduction of 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. The original estimates for costs associated with the PeoplePC Plan included $2.1 million related to the write-off of duplicative and abandoned assets, $0.8 million related to employee termination benefits and $1.8 million related to exiting PeoplePC's international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are included in the fair values of tangible assets acquired and liabilities assumed in the acquisition. The costs associated with the PeoplePC Plan were less than original estimates and, as a result, the Company decreased its liability related to severance costs and the non-cancelable lease during the year ended December 31, 2003 by $0.5 million resulting in a decrease in goodwill. The following table summarizes the status of the restructuring and exit costs and the related reserves for the PeoplePC Plan as of and for the years ended December 31, 2002 and 2003:

	Purchase Related Costs	Non-Cash Items	Payments	Balance December 31, 2002	Payments	Adjustments	Balance December 31, 2003
	(in thousands)
Write-off duplicative and abandoned software	$2,136	$(2,136)	$—	$—	$—	$—	$—
Severance costs	769	—	(578)	191	(62)	(129)	—
International operations exit costs
Write-off abandoned assets	576	(576)	—	—	—	—	—
Non-cancelable lease	1,196	—	(600)	596	(233)	(363)	—

Total international exit costs	1,772	(576)	(600)	596	(233)	(363)	—

	$4,677	$(2,712)	$(1,178)	$787	$(295)	$(492)	$—

Facility exit costs

        On November 15, 2002, EarthLink closed its Phoenix, Arizona contact center facility. The plan for the closure of the Phoenix facility called for the elimination of 259 positions, primarily customer support personnel. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications contract termination costs; and approximately $1.3 million in asset write-downs. As of December 31, 2002, EarthLink had eliminated all 259 positions and had accrued but unpaid severance related to the eliminated positions of $0.3 million. The Company has paid all exit costs and written off the impaired assets associated with the Phoenix facility.

        On January 28, 2003, EarthLink announced a plan to streamline its contact center facilities (the "Contact Center Plan"). In connection with the Contact Center Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact center facilities resulted in the termination of 1,220 employees, primarily customer support personnel. As of March 31, 2003, the Company had communicated details of the Contact Center Plan, including termination dates, to all 1,220 affected employees and all affected employees' positions had been eliminated. The Contact Center Plan resulted in a net reduction of 920 employees, primarily customer support personnel, because EarthLink hired customer support personnel at its remaining facilities to support its broadband service offerings. In connection with the Contact Center Plan, EarthLink recorded facility exit costs of $36.6 million. These costs included approximately $10.7 million for employee, personnel and related costs, $18.2 million for real estate and telecommunications service termination costs and $7.7 million in asset write-downs.

        The following table summarizes the status of the accrued costs associated with the Phoenix contact center facility exit costs as well as the facility exit costs associated with the Contact Center Plan as of and for the years ended December 31, 2002 and 2003:

	Facility Exit Costs	Non-Cash Items	Payments	Balance December 31, 2002	Payments	Balance December 31, 2003
	(in thousands)
Phoenix contact center facility exit costs:
Severance and personnel related costs	$1,724	$—	$(1,428)	$296	$(296)	$—
Real estate and telecommunications contract termination costs	486	—	(486)	—	—	—
Write-off abandoned and disposed assets	1,282	(1,282)	—	—	—	—

	$3,492	$(1,282)	$(1,914)	$296	$(296)	$—

	Facility Exit Costs	Non-Cash Items	Payments	Adjustments	Balance December 31, 2003
	(in thousands)
Facility exit costs associated with the Contact Center Plan:
Severance and personnel related costs	$10,737	$—	$(11,220)	$483	$—
Real estate and telecommunications contract termination costs, including non-cancelable leases	18,207	—	(7,832)	(483)	9,892
Write-off abandoned and disposed assets	7,652	(7,652)	—	—	—

	$36,596	$(7,652)	$(19,052)	$—	$9,892

5. Goodwill and Intangible Assets

      The following table presents the components of the Company's acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2003.

	As of December 31, 2002			As of December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Acquired subscriber bases	$326,298	$(207,944)	$118,354	$330,510	$(292,246)	$38,264

Goodwill and other indefinite life intangible assets			$120,382			$118,231

        During the year ended December 31, 2003, goodwill decreased $2.2 million as a result of adjustments to the preliminarily estimated amounts of liabilities assumed and identifiable assets acquired, primarily related to accrued liabilities recorded in connection with acquisitions for which actual costs were less than original estimates.

        Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate the goodwill and other indefinite life intangible assets might be permanently impaired. During the years ended December 31, 2002 and 2003, the

Company's test indicated its goodwill and other indefinite life intangible assets were not impaired. The Company wrote-off approximately $288.6 million in fully amortized definite life intangible assets during the year ended December 31, 2002.

        Acquisition-related amortization in the Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003 was $217.5 million, $110.9 million and $84.3 million, respectively. For the year ended December 31 2001, amortization of goodwill and other indefinite life intangible assets amounted to $42.3 million. If EarthLink had adopted SFAS No. 142 as of January 1, 2001 and discontinued amortization of goodwill and other indefinite life intangible assets, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

Year Ended December 31, 2001
(in thousands, except per share data)
(unaudited)
Net loss attributable to common stockholders:
As reported	$(370,941)

As adjusted	$(328,664)

Basic and diluted net loss per share:
As reported	$(2.73)

As adjusted	$(2.42)

        The Company's definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $26.0 million, $11.0 million and $1.3 million during the years ending December 31, 2004, 2005 and 2006, respectively. Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

6. Investments in Marketable Securities

        Short- and long-term investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes. The Company determines realized gains and losses on a specific identification basis. The realized gains and losses are included in interest income and other, net, in the accompanying Consolidated Statements of Operations. The following table summarizes proceeds received from the sale of available-for-sale securities and realized gains and losses from the sale of available-for-sale securities for the years ended December 31, 2001, 2002 and 2003:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Proceeds from the sale of investments	$—	$62,696	$52,851
Realized gains from the sale of investments	—	371	336
Realized losses from the sale of investments	—	(324)	(10)

        The following table summarizes unrealized gains and losses on the Company's investments in marketable securities based primarily on quoted market prices at December 31, 2002 and 2003:

	As of December 31, 2002				As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Less than 12 months
U.S. corporate notes	$87,427	$(15)	$414	$87,826	$67,319	$(42)	$—	$67,277
Government agency notes	1,502	(12)	—	1,490	3,100	—	—	3,100
Asset-backed securities	19,542	—	120	19,662	18,786	(75)	—	18,711

	$108,471	$(27)	$534	$108,978	$89,205	$(117)	$—	$89,088

12 months or longer
U.S. corporate notes	$22,566	$(12)	$34	$22,588	$23,334	$—	$11	$23,345
Government agency notes	—	—	—	—	20,250	—	6	20,256
Asset-backed securities	1,804	(2)	4	1,806	5,453	(17)	—	5,436

	$24,370	$(14)	$38	$24,394	$49,037	$(17)	$17	$49,037

Total
U.S. corporate notes	$109,993	$(27)	$448	$110,414	$90,653	$(42)	$11	$90,622
Government agency notes	1,502	(12)	—	1,490	23,350	—	6	23,356
Asset-backed securities	21,346	(2)	124	21,468	24,239	(92)	—	24,147

	$132,841	$(41)	$572	$133,372	$138,242	$(134)	$17	$138,125

7. Property and Equipment

      Property and equipment is recorded at cost and consists of the following at December 31, 2002 and 2003:

	As of December 31,
	2002	2003
	(in thousands)
Data center and network equipment	$214,583	$232,508
Office and other equipment	208,784	206,366
Land and buildings	13,518	13,536
Leasehold improvements	90,421	80,372
Construction in progress	202	11

	527,508	532,793
Less accumulated depreciation	(358,631)	(423,983)

	$168,877	$108,810

        During the year ended December 31, 2003, the Company wrote-down and retired abandoned and disposed property and equipment associated with the Contact Center Plan with an aggregate net book value of $8.2 million. The retired property and equipment associated with the Contact Center Plan, primarily leasehold improvements and office equipment, had a cost basis of $18.3 million and accumulated depreciation of $10.1 million. During the year ended December 31, 2003, the Company reduced the carrying value of the OmniSky platform by $2.4 million, which had a cost basis of approximately $6.0 million, and retired the asset.

        Property under capital leases, primarily data communications equipment, aggregated $22.9 million and $3.1 million at December 31, 2002 and 2003, respectively. Included in accumulated depreciation are amounts related to property under capital lease of $18.1 million and $1.9 million at December 31, 2002 and 2003, respectively. Depreciation expense charged to operations, which includes depreciation expense associated with property under capital leases, was $112.1 million, $106.7 million and $79.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

8. Other Accounts Payable and Accrued Liabilities

        Other accounts payable and accrued liabilities consist of the following at December 31, 2002 and 2003:

	As of December 31,
	2002	2003
	(in thousands)
Accrued communications costs	$59,832	$29,696
Accrued advertising	28,871	16,250
Accrued taxes	15,595	16,397
Accrued bounties	9,416	8,087
Liabilities associated with non-cancelable operating leases	6,056	8,577
Accrued outsourced customer support	5,844	7,780
Subscriber base and fixed asset purchases	13,443	4,902
Other	23,480	23,795

	$162,537	$115,484

9. Common Stock

Shareholder Rights Plan

        On August 6, 2002, the Board of Directors adopted a shareholder rights plan (the "Rights Plan"). On August 6, 2002, in connection with the Rights Plan, the Board of Directors also declared a dividend of one right for each outstanding share of EarthLink's common stock for stockholders of record at the close of business on August 5, 2002.

        Each right entitles the holder to purchase one one-thousandth (1/1000) of a share (a "Unit") of EarthLink's Series D Junior Preferred Stock at a price of $60.00 per Unit upon certain events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of EarthLink's then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the exercise price of the right, or effectively at one-half of EarthLink's then-current stock price. The rights are redeemable under certain circumstances at $0.01 per right and will expire, unless earlier redeemed, on August 6, 2012.

Common Stock Issuances for Other Than Cash

        In March 2001, EarthLink agreed to issue 250,000 shares of its common stock to acquire software licenses and development services from certain individuals over a period of nine months. Under the agreement, the shares were issued as certain milestones were met. During the years ended December 31, 2001 and 2002, the Company issued 140,000 shares and 110,000 shares of its common stock, respectively, valued at $1.9 million and $1.3 million, respectively, based on the fair value of EarthLink's common stock on the dates of issuance.

Share Repurchases

        On August 6, 2002, the Board of Directors approved a share repurchase program (the "Repurchase Program") and authorized an initial repurchase of up to $25.0 million of the Company's common stock. During the year ended December 31, 2003, the Board of Directors increased the amount authorized to repurchase the Company's common stock by $125.0 million to a total of $150.0 million. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's ("SEC") regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the years ended December 31, 2002 and 2003, the Company repurchased 2.6 million and 5.8 million shares, respectively, of its common stock for an aggregate purchase price of $14.2 million and $37.1 million, respectively, pursuant to the Repurchase Program, which have been recorded as treasury stock in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2003.

        In April 2003, the Company repurchased 9.0 million shares of its common stock from Sprint Corporation ("Sprint") for $53.1 million, which was executed pursuant to a separate authorization by the Board of Directors.

        In October 2003, the Company filed a registration statement with the SEC with respect to a rescission offer for approximately 0.2 million unregistered shares of EarthLink common stock in the EarthLink, Inc. 401(k) Plan. The estimated maximum amount the Company would be subject to pay is approximately $2.8 million. The rescission offer commenced subsequent to December 31, 2003 and is expected to close during the second quarter of 2004. Amounts paid pursuant to the rescission offer will be recorded as treasury stock based on the fair value of common stock acquired on the date the rescission offer expires and as expense to the extent that amounts paid exceed amounts recorded as treasury stock.

10. Convertible Preferred Stock

        All issued and outstanding shares of Series A and Series B convertible preferred stock were held by Sprint. Each share of Series A and Series B convertible preferred stock was convertible into such number of shares of common stock as was determined by dividing the liquidation value per share in effect at such time by the conversion value per share in effect at such time. Sprint received dividends on Series A and Series B convertible preferred stock at an annual rate of 3% of the stated liquidation value per share, compounded quarterly. Through June 2003, such dividends were payable "in kind" by way of an increase in the liquidation value per share. The increase in the liquidation value per share resulted in an increase in the conversion ratio of the preferred stock, such that in June 2003, the liquidation value per share would have been equal to the conversion value per share and each share of outstanding preferred stock would have been convertible into one share of common stock. Prior to June 30, 2003, the shares of Series A and Series B convertible preferred stock were converted into common stock at less than a one to one ratio.

        During the year ended December 31, 2002, Sprint converted approximately 9.0 million shares of Series A convertible preferred stock into 8.8 million shares of the Company's common stock. During the year ended December 31, 2003, Sprint converted approximately 1.1 million and 16.8 million shares of Series A and Series B convertible preferred stock, respectively, into an approximately equivalent number of shares of common stock. The conversions represented all of the outstanding shares of Series A and Series B convertible preferred stock. Consequently, there are currently no shares of Series A or Series B convertible preferred stock outstanding and, accordingly, no associated dividend obligations.

11. Deductions for Accretion Dividends

        Increases in the liquidation value per share resulting from the payment "in kind" of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $20.4 million, $13.0 million and $3.0 million for the years ended December 31, 2001, 2002 and 2003, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock.

        Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based upon the rate at which the preferred stock becomes convertible. In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discounts were being accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $9.5 million, $7.0 million and $1.6 million for the years ended December 31, 2001, 2002 and 2003, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

        Because Sprint converted all of its Series A and Series B convertible preferred stock during the year ended December 31, 2003, the Company will not record any dividends associated with the Series A and Series B convertible preferred stock in future periods. See Note 10, "Convertible Preferred Stock."

12. Stock Compensation Plans and Warrants

Option Plans

        The Company has granted options to purchase the Company's common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant.

        The Company has reserved 32.8 million shares of common stock for the issuance of equity-based incentive compensation under its various stock incentive plans, and 10.6 million were available for grant as of December 31, 2003.

Warrants

        The Company has historically issued to certain members of its Board of Directors, customers, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock. The Company did not issue warrants during the years ended December 31, 2001, 2002 and 2003. As of December 31, 2003, warrants to purchase a total of 241,750 shares of common stock were outstanding.

Options and Warrants Outstanding

        The following table summarizes information concerning stock option and warrant activity during the years ended December 31, 2001, 2002 and 2003:

	Year Ended December 31,
	2001		2002		2003
	Stock Options and Warrants	Weighted Average Exercise Price	Stock Options and Warrants	Weighted Average Exercise Price	Stock Options and Warrants	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	22,166	$15.07	21,022	$15.66	28,356	$12.62
Granted	4,151	13.37	10,925	7.26	2,433	7.07
Exercised	(1,821)	4.45	(307)	3.05	(1,010)	3.34
Canceled	(3,474)	15.63	(3,284)	15.14	(7,037)	14.25

Outstanding at end of year	21,022	15.66	28,356	12.62	22,742	11.93

Options exercisable at year-end	8,404		11,688		12,757
Weighted average grant date fair value of options granted during the year	$10.70		$5.17		$4.34

        The following table summarizes the status of the Company's stock options and warrants as of December 31, 2003:

Stock Options and Warrants Outstanding				Stock Options and Warrants Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 1.06 to $ 5.10	2,365	6.81	$4.28	861	$2.86
5.31 to 5.98	3,531	8.84	5.64	795	5.54
6.13 to 7.99	2,419	8.30	6.93	738	6.96
8.00 to 9.64	3,622	8.21	9.41	1,451	9.43
9.83 to 10.06	4,214	6.55	10.06	3,396	10.05
10.38 to 15.00	1,880	6.78	12.65	1,279	12.50
15.63 to 24.26	2,077	6.27	19.58	1,673	20.14
24.92 to 51.44	2,634	5.66	31.73	2,564	31.90

$ 1.06 to $51.44	22,742	7.27	$11.93	12,757	$14.99

Restricted Stock Units

        During the year ended December 31, 2003, the Company issued 23,597 restricted stock units to its non-employee directors in consideration of the non-employee directors' service as directors. The weighted average grant date fair value of the restricted stock units was $8.90 per unit. The restricted stock units vest and become exercisable over four years from the date of grant. The grant resulted in deferred compensation of $0.2 million, which is included in stockholders' equity in the Consolidated Balance Sheet at December 31, 2003. The Company is amortizing the deferred compensation over the vesting period of the restricted stock units.

Employee Stock Purchase Plan

        During the year ended December 31, 2002, the Company adopted the ESPP. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings are used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of the closing price on the first trading day of the just completed quarter or the closing price on the last trading day of the just completed quarter. As of January 1, 2004, the Company was authorized to issue up to 700,000 shares of EarthLink common stock pursuant to the ESPP. During the years ended December 31, 2002 and 2003, employees purchased approximately 102,000 shares and 221,000 shares, respectively, at weighted average purchase prices of $5.02 per share and $5.13 per share, respectively.

13. Income Taxes

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2001, 2002 and 2003:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Federal income tax benefit at statutory rate	$(119,372)	$(51,812)	$(21,768)
State income taxes, net of federal benefit	(12,633)	(6,699)	(2,830)
Nondeductible goodwill, acquisition costs and other permanent items	13,389	—	(266)
Net change to valuation allowance	121,633	58,225	25,446
Other	(3,017)	286	(582)

	$—	$—	$—

        The Company acquired $49.4 million and $35.8 million of deferred tax assets, primarily related to net operating loss carryforwards, in conjunction with the acquisitions of Cidco in December 2001 and PeoplePC in July 2002, respectively. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

        Deferred tax assets and liabilities include the following as of December 31, 2002 and 2003:

	As of December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$283,253	$263,607
Accrued liabilities and reserves	21,729	24,728
Subscriber base and other intangible assets	95,373	117,625
Depreciation and other	30,312	21,335

Total deferred tax assets	430,667	427,295
Valuation allowance	(430,667)	(427,295)

Net deferred taxes	$—	$—

        At December 31, 2002 and 2003, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $671.9 million and $639.5 million, respectively, which begin to expire in 2010. At December 31, 2002 and 2003, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $523.5 million and $404.7 million, respectively, which started to expire in 2002. The Company also had $35.5 million and $35.6 million of foreign net operating loss carryforwards at December 31, 2002 and 2003, respectively. Under the Tax Reform Act of 1986, the Company's ability to use its federal, state and foreign net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. During the year ended December 31, 2003, the Company reduced the net operating loss carryforward deferred tax asset and the associated valuation allowance by $28.8 million based on an analysis of Section 382 limitations associated with acquired federal and state net operating loss carryforwards. As a result, the net operating loss carryforward amount at December 31, 2003 reflects the restriction on the Company's ability to use its federal and state net operating loss carryforwards. The utilization of these carryforwards could be further restricted in future periods which could result in significant amounts of these carryforwards expiring prior to benefiting the Company. At December 31, 2002 and 2003, the net operating loss carryforwards include $75.2 million and $76.8 million, respectively, related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the net operating loss carryforward will be credited directly to equity. The Company has provided a valuation allowance for its deferred tax assets, including net operating loss carryforwards, because of uncertainty regarding their realization.

14. Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2011. Total rent expense in the years ended December 31, 2001, 2002 and 2003 for all operating leases amounted to $31.0 million, $29.7 million and $26.2 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include escalation clauses and purchase options at the end of the lease term.

        Minimum lease commitments under non-cancelable leases at December 31, 2003 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2004	$893	$28,873
2005	30	22,584
2006	—	19,431
2007	—	14,910
2008	—	6,547
Thereafter	—	7,054

Total minimum lease payments	923	99,399
Less aggregate sublease income		(12,487)
Less amount representing interest	(9)

Present value of future lease payments	914
Less current portion	(884)

	$30	$86,912

Significant Agreements

        Access to the Internet for customers outside of the Company's base of owned POPs is provided through capacity leased from a number of third-party providers such as Level 3 and Sprint. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base at

EarthLink's normal rates. Amounts payable at December 31, 2002 and 2003 under such agreements are included in accrued communications costs in Note 8.

        Minimum commitments under non-cancelable network service agreements are as follows at December 31, 2003:

Year Ending December 31,
2004	$117,496
2005	16,509
2006	2,656
2007	815
2008	251

Total	$137,727

        Telecommunications service costs from these non-cancelable network service agreements totaled $449.5 million, $263.3 million and $212.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

15. Profit Sharing Plans

        In January 2001, the Company consolidated the legacy 401(k) savings plans of EarthLink Network, Inc. and MindSpring Enterprises, Inc. into the EarthLink, Inc. 401(k) Plan ("Plan"). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Under the Plan, the Company makes a discretionary matching contribution of 50% of the first 2% of base compensation and 33% of the next 4% of base compensation that a participant contributes to the Plan. Subsequent to December 31, 2003, the Company increased its matching contribution to 50% of the first 6% of base compensation contributed to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for the years ended December 31, 2001, 2002 and 2003 were $1.3 million, $2.3 million and $2.3 million, respectively.

16. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Issuance of common stock in conjuction with acquisitions	$1,876	$1,341	$—
Assets acquired pursuant to capital leases	—	2,101	—
Cash paid during the year for interest	2,211	1,045	877
Non-cash adjustments related to accretion dividends	29,880	19,987	4,586

17. Related Party Transactions

Sprint

        Through its ownership interest in EarthLink, Sprint is considered a related party. The Company has a marketing relationship with Sprint. During the years ended December 31, 2002 and 2003, the Company's relationship with Sprint generated approximately 10% of EarthLink's total gross organic subscriber additions. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through the Company's relationship with Sprint would adversely affect the Company's results of operations. During the year ended December 31, 2001, the Company's exclusive marketing and co-branding arrangements with Sprint were terminated which resulted in a non-cash charge of approximately $11.3 million to write-off unamortized assets related to the arrangements.

        In connection with the Company's wholesale and customer referral arrangements with Sprint, the Company received approximately $22.0 million, $26.4 million and $27.3 million during the years ended December 31, 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, the Company had accounts receivable related to these arrangements with Sprint of $6.3 million and $5.2 million, respectively.

        EarthLink paid Sprint approximately $75.2 million, $75.4 million and $74.0 million during the years ended December 31, 2001, 2002 and 2003, respectively, associated with network service agreements. The aggregate amount due to Sprint pursuant to these network service agreements was $11.0 million and $15.8 million at December 31, 2002 and 2003, respectively.

Apple

        In connection with its multi-year partnership with Apple Computer, Inc. ("Apple"), EarthLink paid Apple approximately $32.5 million and $29.1 million during the years ended December 31, 2001 and 2002, respectively. The amount due Apple under the multi-year partnership was $2.4 million at December 31, 2002. As of and for the year ended December 31, 2003, management did not consider Apple to be a related party based on its ownership interest.

ITC Holding Company, Inc.

        Mr. Campbell B. Lanier and Mr. William H. Scott, who prior to February 16, 2001 served on the Company's Board of Directors, were members of the Board of Directors of ITC Holding Company, Inc. ("ITC Holding"), which was a substantial investor in EarthLink. ITC Holding sold its 10.7 million shares of EarthLink common stock during February 2001. The Company entered into certain business relationships with several subsidiaries and affiliates of ITC Holding. The Company purchased long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $9.4 million during the year ended December 31, 2001.

Officers and Directors

        At December 31, 2002, the Company had notes receivable from one officer and one former officer aggregating $1.1 million. At December 31, 2003, the Company had a note receivable from one officer of $0.7 million. The notes receivable at December 31, 2002 and 2003 are included in other current or long-term assets, depending on their respective maturities, in the accompanying Consolidated Balance Sheets.

        The Company had commercial arrangements with Overture Services, Inc. (formerly known as GoTo.com) ("Overture"), which was acquired by Yahoo! Inc. in October 2003. A member of the Company's Board of Directors was the Chairman of the Board of Directors of Overture. Overture was (but no longer is) EarthLink's default search engine provider, and during the years ended December 31, 2001 and 2002, Overture paid the Company approximately $6.8 million and $0.3 million, respectively, in connection with the commercial arrangements.

        As of December 31, 2001, the Company had made equity capital investments totaling $10.0 million in eCompanies Venture Group, L.P. ("EVG"), an affiliate of eCompanies, LLC ("eCompanies"). The carrying value of the investment in EVG as of December 31, 2002 and 2003 was $0.9 million and $0.6 million, respectively. Sky Dayton, EarthLink's Chairman of the Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. The Company recorded adjustments of $10.0 million, $0.6 million and $0.2 million during the years ended December 31, 2001, 2002 and 2003, respectively, to write equity investments in other companies, including EVG, down to their estimated realizable values. During the year ended December 31, 2001, the Company paid consulting fees and expenses to eCompanies of approximately $0.5 million. The Company made no payments to eCompanies during the years ended December 31, 2002 and 2003 and has paid all amounts due under the contract with eCompanies.

        During the year ended December 31, 2001, the Company had commercial arrangements with affiliates of 4Sure.com, Inc. ("4Sure"). A member of EarthLink's Board of Directors was the Chairman of the Board of Directors of 4Sure through July 2001. The amount received from 4Sure during the year ended December 31, 2001 was not material.

        During the year ended December 31, 2002, the Company entered into a commercial arrangement with Boingo Wireless, Inc. ("Boingo"). Sky Dayton, EarthLink's Chairman of the Board of Directors, is the founder and Chief Executive Officer of Boingo. The amounts paid to and received from Boingo during the years ended December 31, 2002 and 2003 were not material.

18. Subsequent Event (Unaudited)

        On January 6, 2004, EarthLink announced a comprehensive plan to restructure its contact center operations and further utilize outsourced contact center service providers. Under the plan, EarthLink will close contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California and reduce its contact center operations in Atlanta, Georgia by the end of the first quarter of 2004. Approximately 1,300 employees will be directly impacted. The Company expects to record facility exit costs of approximately $36.0 million in the first quarter of 2004 associated with this plan. These costs include approximately $13.0 million for employee, personnel and related costs, $14.0 million for lease termination costs and $9.0 million for non-cash asset write-offs.

19. Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2003. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(unaudited)
	(in thousands, except per share data)
Revenues	$333,410	$335,459	$340,698	$347,854	$353,749	$352,253	$347,352	$348,576
Operating costs and expenses	391,707	374,011	369,093	382,631	417,738	368,193	345,061	337,902

Income (loss) from operations	(58,297)	(38,552)	(28,395)	(34,777)	(63,989)	(15,940)	2,291	10,674
Interest income and other, net	3,720	3,702	2,696	1,870	2,056	1,461	1,209	44

Net income (loss)	(54,577)	(34,850)	(25,699)	(32,907)	(61,933)	(14,479)	3,500	10,718
Deductions for accretion dividends (1)	(6,113)	(5,509)	(4,369)	(3,996)	(3,744)	(842)	—	—

Net income (loss) attributable to common stockholders	$(60,690)	$(40,359)	$(30,068)	$(36,903)	$(65,677)	$(15,321)	$3,500	$10,718

Basic net income (loss) per share (2)	$(0.41)	$(0.27)	$(0.20)	$(0.24)	$(0.43)	$(0.10)	$0.02	$0.07
Diluted net income (loss) per share (2)	$(0.41)	$(0.27)	$(0.20)	$(0.24)	$(0.43)	$(0.10)	$0.02	$0.07
Basic weighted average common shares outstanding	148,407	150,226	152,231	154,473	153,407	156,388	159,998	159,399
Diluted weighted average common shares outstanding	148,407	150,226	152,231	154,473	153,407	156,388	162,747	162,774

(1)
Reflects the accretion of the liquidation value per share on the Series A and Series B convertible preferred stock at a 3% annual rate, compounded quarterly, and dividends related to the beneficial conversion features of the Series A and Series B convertible preferred stock in accordance with EITF Issue No. 98-5.

(2)
Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts will not necessarily add to the net loss per share computed for the year.

EXHIBIT INDEX

Exhibit		Description
3.1	—	Second Amended and Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2	—	Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2	—
Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Form 8-K, dated August 6, 2002—File No. 001-15605).
10.1	—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2	—
EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.3	—
EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.4	—	1995 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.5	—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6	—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.7	—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-83870).
10.8	—
Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.9	—
Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.10	—
Amended and Restated Employment Agreement, dated as of January 28, 2003, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report of Form 10-Q for the quarterly period ended March 31, 2003—File No. 001-15605).

E-1

21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Auditors.
24.1*	—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*	—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

E-2

QuickLinks

EARTHLINK, INC. Annual Report on Form 10-K For the Year Ended December 31, 2003
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements And Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9a. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EARTHLINK, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
EARTHLINK, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EXHIBIT INDEX