Form 10-Q
period 2004-03-31
EARTHLINK INC
filed 2004-05-07
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 157,390,039 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2004

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	March 31, 2004
	(audited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$349,740	$304,507
Investments in marketable securities	89,088	113,310
Accounts receivable, net of allowance of $5,885 and $7,598 at December 31, 2003 and March 31, 2004, respectively	35,585	31,858
Prepaid expenses	12,934	12,672
Other current assets	13,230	11,615
Total current assets	500,577	473,962
Long-term investments in marketable securities	49,037	75,121
Other long-term assets	12,101	15,525
Property and equipment, net	108,810	84,911
Subscriber bases, net	38,264	28,568
Goodwill and other indefinite life intangible assets	118,231	118,231
Total assets	$827,020	$796,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$49,882	$31,812
Accrued payroll and related expenses	31,965	25,794
Other accounts payable and accrued liabilities	115,484	136,344
Current portion of capital lease obligations	884	793
Deferred revenue	69,002	67,723
Total current liabilities	267,217	262,466

Deferred revenue, net of current portion	6,375	5,646
Long-term portion of capital lease obligations	30	18
Other long-term liabilities	9,735	14,707
Total liabilities	283,357	282,837

Stockholders’ equity:
Common stock, $0.01 par value, 300,000 shares authorized, 176,410 and 177,038 shares issued as of December 31, 2003 and March 31, 2004, respectively, and 159,042 and 157,195 shares outstanding as of December 31, 2003 and March 31, 2004, respectively	1,764	1,770
Additional paid-in capital	1,949,105	1,955,482
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,303,771)	(1,315,565)
Treasury stock, at cost, 17,368 and 19,843 shares as of December 31, 2003 and March 31, 2004, respectively	(104,344)	(127,683)
Unrealized losses on investments	(117)	(51)
Deferred compensation	(197)	(1,695)
Total stockholders’ equity	543,663	513,481
Total liabilities and stockholders’ equity	$827,020	$796,318

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2004
	(unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$253,465	$227,121
Broadband access	81,353	102,536
Web hosting	12,851	12,627
Advertising and other value-added services	6,080	9,279
Total revenues	353,749	351,563

Operating costs and expenses:
Telecommunications service and equipment costs	131,546	116,435
Sales incentives	5,340	1,662
Total cost of revenues	136,886	118,097

Sales and marketing	101,438	103,020
Operations and customer support	82,673	75,305
General and administrative	33,316	29,899
Acquisition-related amortization	26,829	7,839
Facility exit costs	36,596	30,232
Total operating costs and expenses	417,738	364,392

Loss from operations	(63,989)	(12,829)
Interest income and other, net	2,056	1,035
Net loss	(61,933)	(11,794)
Deductions for accretion dividends	(3,744)	—
Net loss attributable to common stockholders	$(65,677)	$(11,794)

Basic and diluted net loss per share	$(0.43)	$(0.07)

Weighted average common shares outstanding	153,407	158,325

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2004
	(unaudited) (in thousands)
Cash flows from operating activities:
Net loss	$(61,933)	$(11,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,411	25,274
Disposals and impairments of fixed assets	7,652	8,754
Deferred compensation	—	80
Decrease in accounts receivable, net	6,963	3,727
Decrease in prepaid expenses and other assets	131	1,454
Increase in accounts payable and accrued and other liabilities	12,924	6,162
Decrease in deferred revenue	(2,856)	(2,015)
Net cash provided by operating activities	12,292	31,642

Cash flows from investing activities:
Purchases of property and equipment	(8,245)	(4,162)
Proceeds from sales of fixed assets	542	442
Investments in marketable securities:
Purchases	(25,665)	(81,794)
Sales and maturities	32,593	31,554
Purchases of subscriber bases	(4,104)	(1,281)
Investments in other companies	—	(3,000)
Net cash used in investing activities	(4,879)	(58,241)

Cash flows from financing activities:
Principal payments under capital lease obligations	(1,137)	(103)
Proceeds from stock options exercised and employee stock purchase plan purchases	353	4,808
Purchases of treasury stock	(17,451)	(23,339)
Net cash used in financing activities	(18,235)	(18,634)

Net decrease in cash and cash equivalents	(10,822)	(45,233)
Cash and cash equivalents, beginning of period	382,065	349,740
Cash and cash equivalents, end of period	$371,243	$304,507

Supplemental non-cash disclosure:
Non-cash adjustments related to accretion dividends	$3,744	$—

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

2.        Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB published revised guidance on FIN 46. FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”). As modified, FIN 46 was effective immediately for financial interests in special purpose entities and is effective for all other types of VIEs for periods ending after March 15, 2004.  The adoption of FIN 46 did not have a material effect on EarthLink’s results of operations or financial position.

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

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended March 31, 2003 and 2004 because such inclusion would have an anti-dilutive effect.  The Common Stock Equivalents for the three months ended March 31, 2004 would have included, if such securities would have had a dilutive effect, approximately 3.4 million shares associated with outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period.  The Common Stock Equivalents for the three months ended March 31, 2003 would have included, if such securities would have had a dilutive effect, approximately 18.0 million shares of outstanding convertible preferred stock on an as converted basis as well as the dilutive effect of approximately 0.9 million shares associated with outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period.

5.  Comprehensive Loss

Comprehensive loss includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004 as follows:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net loss	$(61,933)	$(11,794)
Net change in unrealized gains (losses) on investments	(10)	66
Total comprehensive loss	$(61,943)	$(11,728)

6.  Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company discloses pro forma information required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes model.

During the three months ended March 31, 2003 and 2004, the Company recognized no amounts of compensation expense based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the net loss attributable to common stockholders and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2004
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(65,677)	$(11,794)
Stock-based compensation expense determined using a fair value based method for all awards	(11,974)	(7,097)
Pro forma net loss attributable to common stockholders	$(77,651)	$(18,891)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.07)
Pro forma	$(0.51)	$(0.12)

7.  Facility Exit Costs

During the three months ended March 31, 2003, EarthLink executed a plan to streamline its contact center facilities (the “Contact Center Plan”).  In connection with the Contact Center Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003.  The closure of the four contact center facilities resulted in the termination of 1,220 employees, primarily customer support personnel. The Contact Center Plan resulted in a net reduction of 920 employees, primarily customer support personnel, because EarthLink hired customer support personnel at its remaining facilities to support its broadband service offerings.  In connection with the Contact Center Plan, EarthLink recorded facility exit costs of approximately $36.6 million during the three months ended March 31, 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset disposals.

The following table summarizes the status of the accrued costs associated with the Contact Center Plan as of and for the three months ended March 31, 2004:

	Balance December 31, 2003	Payments	Balance March 31, 2004
	(in thousands)
Real estate and telecommunications contract termination costs, including non-cancelable leases	$9,892	$(2,195)	$7,697

On January 6, 2004, EarthLink announced a plan to restructure and further streamline its contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia.  Approximately 1,140 employees were directly impacted, primarily customer support personnel.  As a result of the 2004 Plan, EarthLink recorded facility exit costs of $30.2 million during the three months ended March 31, 2004. These costs included approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications service termination costs; and $8.4 million in asset disposals.

The following table summarizes the status of the accrued costs associated with the 2004 Plan as of and for the three months ended March 31, 2004:

	Facility Exit Costs	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance March 31, 2004
	(in thousands)

Severance and personnel related costs	$10,580	$—	$—	$(2,725)	$7,855

Real estate and telecommunications contract termination costs, including non-cancelable leases	11,292	—	1,359	(503)	12,148
Abandoned and disposed assets	8,360	(8,360)	—	—	—
	$30,232	$(8,360)	$1,359	$(3,228)	$20,003

8.  Investments

Short and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.  The Company has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes.  The Company received proceeds of $17.1 million and $13.2 million upon the sale of available-for-sale securities during the three months ended March 31, 2003 and 2004, respectively; realized gains of $0.2 million and nominal losses during the three months ended March 31, 2003 upon the sale of investments prior to their maturities; and realized nominal gains and losses during the three months ended March 31, 2004 upon the sale of investments prior to their maturities.

9.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004:

	As of December 31, 2003			As of March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$330,510	$(292,246)	$38,264	$328,653	$(300,085)	$28,568

Goodwill and other indefinite life intangible assets			$118,231			$118,231

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $17.4 million for the remaining nine months in the year ending December 31, 2004 and $10.5 million and $0.7 million for the years ending December 31, 2005 and 2006, respectively.  Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

10.  Share Repurchases

During the three months ended March 31, 2004, the Company repurchased 2.5 million shares of its common stock for $23.3 million pursuant to previously existing authorizations by the Board of Directors. As of March 31, 2004, the Company had $75.4 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

During the three months ended March 31, 2004, the Company’s registration statement for a rescission offer for approximately 0.2 million unregistered shares of EarthLink common stock in the EarthLink, Inc. 401(k) Plan was declared effective by the Securities and Exchange Commission. In April 2004, EarthLink completed the offer and repurchased approximately 48,000 shares of common stock for approximately $1.0 million. Amounts paid pursuant to the rescission offer were recorded as treasury stock based on the fair value of common stock acquired on the date the rescission offer expired and as expense to the extent that amounts paid exceeded amounts recorded as treasury stock.

In April 2004, the Board of Directors approved repurchasing EarthLink common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as the Company continues with its previously existing authorizations by the Board of Directors.  The Company may conduct its repurchases in the open market, through private transactions or through purchases made in accordance with Rule 10b5-1.

11.  Deductions for Accretion Dividends

Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $2.4 million for the three months ended March 31, 2003 related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock. Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible.  In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discount for each series was accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $1.3 million for the three months ended March 31, 2003 related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint Corporation converted all outstanding shares of Series A and Series B convertible preferred stock during 2003, there are no dividends associated with the Series A and Series B convertible preferred stock in 2004.

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is a leading Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services.  We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.  We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented approximately 97% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

The Internet access market in the U.S. grew dramatically from the mid-1990’s through 2000 but has experienced slower growth since, as the market has reached a mature stage of growth. Approximately 70 million households are estimated to have had Internet access services at December 31, 2003, and approximately three to four million new households are currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is shrinking but is the most common service. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband or high-speed access is typically priced at $30 to $50 per month and is growing rapidly, having added an estimated six million households in 2003, totaling 22 million households at the end of 2003. The largest competitors in the broadband access market are the cable companies and regional bell operating companies offering broadband access over their own cable or telephone lines.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.0 million paying subscribers at March 31, 2003 to approximately 5.3 million paying subscribers at March 31, 2004.  Total revenues decreased from $353.7 million during the three months ended March 31, 2003 to $351.6 million during the three months ended March 31, 2004, reflecting a decrease of $6.7 million in equipment-related revenues and a decrease of $3.7 million in revenues associated with acquired prepaid PeoplePC Inc. (“PeoplePC”) subscribers, substantially offset by an increase of $8.3 million in service and advertising revenues. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services, reflecting the growth of our PeoplePC services. Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.

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

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”).  During the three months ended March 31, 2003 and 2004, our relationship with Sprint generated more than 10% of EarthLink’s total gross organic subscriber additions.  In April 2004, we entered into a new three-year marketing and sales agreement with Sprint which provides that EarthLink will be the preferred high-speed ISP for Sprint’s local residential and small business customers. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint could adversely affect our results of operations.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three months ended March 31, 2004, our relationship with Dell generated more than 5% of EarthLink’s total gross organic subscriber additions.  Our marketing relationship is not exclusive, and a significant decrease in the number of gross subscriber additions generated through our relationship with Dell could adversely affect our results of operations.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive compensation from EarthLink for carrying the EarthLink service and related Internet traffic. As of March 31, 2004, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

We have a strategic alliance with Apple Computer, Inc. (“Apple”).  In connection with this alliance, we serve as the default ISP in Apple’s setup software on its Macintosh branded line of computers through January 4, 2005.  We are the exclusive default ISP for dial-up, ISDN and digital subscriber line (“DSL”) services on Macintosh computers sold in the U.S., and we pay Apple for each gross organic subscriber addition generated as a result of our alliance.  Apple may terminate the agreement at any time with 90 days advance notice.  There can be no assurance that Apple will not terminate the agreement or that we will be able to extend our arrangement with Apple beyond January 4, 2005, and a significant decrease in the number of gross subscriber additions generated through our relationship with Apple could adversely affect our results of operations.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2003	% of Revenues	2004	% of Revenues
	(dollars in millions)
Revenues:
Narrowband access	$253.5	72	$227.1	65
Broadband access	81.3	23	102.6	29
Web hosting	12.8	3	12.6	3
Advertising and other value-added services	6.1	2	9.3	3
Total revenues	353.7	100	351.6	100

Operating costs and expenses:
Telecommunications service and equipment costs	131.6	37	116.4	33
Sales incentives	5.3	2	1.7	1
Total cost of revenues	136.9	39	118.1	34

Sales and marketing	101.4	29	103.0	29
Operations and customer support	82.7	23	75.3	21
General and administrative	33.3	9	29.9	9
Acquisition-related amortization	26.8	8	7.9	2
Facility exit costs	36.6	10	30.2	9
Total operating costs and expenses	417.7	118	364.4	104

Loss from operations	(64.0)	(18)	(12.8)	(4)
Interest income and other, net	2.1	—	1.0	1
Net loss	(61.9)	(18)	(11.8)	(3)
Deductions for accretion dividends	(3.8)	(1)	—	—
Net loss attributable to common stockholders	$(65.7)	(19)	$(11.8)	(3)

The following table summarizes subscriber activity during the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Subscribers at beginning of period	4,987	5,206
Gross organic subscriber additions	627	826
Acquired subscribers	8	1
Churn	(601)	(729)
Subscribers at end of period	5,021	5,304

The subscriber amounts above and in subsequent tables do not include prepaid, bundled subscribers (“Membership Customers”) that purchased a bundled package (which included a computer, Internet access, customer support and an in-home warranty) from PeoplePC prior to the date of our acquisition of PeoplePC that continue to receive service for their prepaid terms.  As of March 31, 2003 and 2004, there were 433,000 and 72,000 such Membership Customers, respectively, receiving services, a decline from 518,000 at the date of the acquisition. These amounts include 99,000 and 35,000 international Membership Customers as of March 31, 2003 and 2004, respectively, which EarthLink does not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenues as it delivers services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenues recorded were $4.6 million and $0.9 million during the three months ended March 31, 2003 and 2004, respectively.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet access devices.  The following table identifies financial and non-financial data associated with our narrowband access revenues for the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004	Change	% Change
	(in thousands, except monthly revenue per average subscriber amounts)
Service revenues	$241,922	$224,119	$(17,803)	(7)%
Revenues associated with acquired Membership Customers (deferred service liability)	4,608	881	(3,727)	(81)%
Equipment and related revenues	6,935	2,121	(4,814)	(69)%
Narrowband access revenues	$253,465	$227,121	$(26,344)

Ending subscribers	3,961	3,987	26	1%
Average subscribers	3,996	3,985	(11)	—

Monthly revenue per average subscriber
Service revenues	$20.18	$18.75	$(1.43)	(7)%
Total revenues	$21.14	$19.00	$(2.14)	(10)%

Narrowband revenues decreased $26.4 million, or 10%, from $253.5 million during the three months ended March 31, 2003 to $227.1 million during the three months ended March 31, 2004. The decrease in narrowband revenues was due to a decrease in the average monthly narrowband access service revenue per subscriber, a decrease in equipment-related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers. Average monthly narrowband access service revenue per subscriber decreased from $20.18 to $18.75 during the three months ended March 31, 2003 and 2004, respectively, due to growth in our valued-priced access services, which are generally priced at $10.95 per month, and increased promotional pricing for our premium service offerings.  Equipment-related revenues decreased from $6.9 million during the three months ended March 31, 2003 to $2.1 million during the three months ended March 31, 2004 due to EarthLink’s decisions in 2003 to cease active marketing of MailStation products and services and to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services. Revenues associated with the PeoplePC deferred service liability declined due to the expiration of acquired prepaid customers’ prepay terms. EarthLink expects to record approximately $1.8 million of revenues during the year ended December 31, 2004 associated with the acquired Membership Customers, and this amount will continue to decline as the number of acquired prepaid Membership Customers reach the end of their prepay terms.

Average narrowband subscribers were 4.0 million during the three months ended March 31, 2003 and 2004.  However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. The decrease in premium-priced narrowband subscribers resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  Offsetting this decrease was the addition of approximately 405,000 net subscribers for our value-priced access services, which increased from 118,000 subscribers at March 31, 2003 to 523,000 subscribers at March 31, 2004. The number of narrowband subscribers we are able to add may decline, the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

The following table summarizes narrowband subscriber activity during the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Subscribers at beginning of period	4,035	3,984
Gross organic subscriber additions	487	651
Acquired subscribers	8	1
Narrowband subscribers converted to our broadband services	(29)	(4)
Churn	(540)	(645)
Subscribers at end of period	3,961	3,987

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our quarterly average monthly churn rates for narrowband subscribers were 4.5%, 4.5%, 4.6% and 4.8% during the four quarters of 2003 and 5.2% for the first quarter of 2004.  The increase in churn from the rates experienced in early 2003 was due to early-life churn related to the high level of gross subscriber additions and acquired subscribers in the most recent two quarters, an increased number of subscribers who migrate to broadband services, and discontinuing service to certain wireless subscribers in the third and fourth quarters of 2003.  If churn rates continue to be at or above the rates experienced in the first quarter of 2004, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results.  In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $21.3 million, or 26%, from $81.3 million during the three months ended March 31, 2003 to $102.6 million during the three months ended March 31, 2004. The increase was due to a higher average number of broadband subscribers, from 0.8 million during the three months ended March 31, 2003 to 1.1 million during the three months ended March 31, 2004.  The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in average subscribers was partially offset by a decrease in average monthly revenue per broadband subscriber during the same period, which declined 5% from $32.45 during the three months ended March 31, 2003 to $30.72 during the three months ended March 31, 2004.  Average monthly revenue per broadband subscriber declined due to lower average wholesale broadband revenues per subscriber resulting from the restructuring of our relationship with Charter Communications, Inc. (“Charter”), introductory pricing offered to new retail broadband customers to stimulate increased sales and a shift in the mix of our broadband subscriber base from frame relay, dedicated circuit and business sDSL subscribers (who generally pay a higher monthly rate) to a higher proportion of retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access through other ISPs.

The following table summarizes broadband subscriber activity during the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Subscribers at beginning of period	779	1,061
Gross organic subscriber additions	128	166
Narrowband subscribers converted to our broadband services	29	4
Churn	(45)	(72)
Subscribers at end of period	891	1,159

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price, provides the communications link to the consumer’s home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced between $4 and $10 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue.  In a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue.  The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  Two incumbent local exchange carriers (“ILECs”), Verizon Communications Inc. (“Verizon”) and SBC Communications Inc. (“SBC”) have reduced retail prices for their broadband service offerings. Such competitive pressures may cause us to decrease the price of our retail broadband access services resulting in a decrease in our average monthly revenue per broadband subscriber, and potentially a reduction in gross margin dollars per subscriber, and/or may result in fewer new broadband subscribers from our sales and marketing programs.  Any of these could have a materially adverse effect on the profitability of our business.

Contracts with broadband network partners

We have agreements with varying terms with all of our significant broadband network providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider	Month	Year
Covad Communications Group, Inc.	July	2004
Comcast Corporation	July	2005
Subsidiaries of SBC	January	2006
Subsidiaries of SBC	September	2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon	October	2006
Time Warner Cable	December	2006

During the three months ended March 31, 2004, EarthLink entered into an expanded DSL agreement with Verizon expanding our coverage area to an additional 6.5 million homes within the Verizon territory and reducing our wholesale broadband access cost per customer.

We have historically had wholesale relationships with Sprint and Charter. In April 2004, EarthLink and Sprint entered into an extended and revised wholesale broadband agreement pursuant to which the arrangement was extended for three years.  However, the new agreement provides for average revenue per subscriber that may be less than previous levels. We cannot be certain of renewal or non-termination of our contracts with Sprint and our other channel partners.

Our contract with Charter to provide wholesale broadband services expired in July 2003.  In July 2003, we signed a new agreement with Charter pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering a premium, add-on Internet service to Charter subscribers in these markets for a smaller monthly fee.  The premium Internet service includes functionality available in our current retail narrowband and broadband service offerings such as Pop-Up Blocker, spamBlocker and ScamBlocker.  Approximately 23,000 Charter customers have subscribed as of March 31, 2004 to the premium, add-on Internet service.

The availability of and charges for last mile access with these and other last mile broadband network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. EarthLink’s results of operations could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

Regulatory environment for broadband access

We purchase last mile broadband access from ILECs; competitive local exchange carriers (‘‘CLECs’’); and cable providers. The term ‘‘last mile’’ generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. However, an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit held that the provision of cable broadband Internet services includes a ‘‘telecommunications service.’’ This ruling may ultimately require cable providers to make last mile access available on a non-discriminatory basis to ISPs; however, we cannot predict the outcome of any appeals of this decision. We are also unable to predict the outcome of any further legal, regulatory or legislative proceedings or the impact of any such regulations or rulings on our business and operations. Time Warner Cable makes last mile access available to EarthLink and other ISPs as a condition of the AOL-Time Warner merger. EarthLink also offers broadband Internet access over cable to Comcast customers in the Seattle and Boston area markets.

In August 2003, the Federal Communications Commission (“FCC”) issued its UNE Triennial Review Order which, among other things, eliminates line sharing over a three year transition period. Line sharing allows CLECs such as Covad Communications Group, Inc. (“Covad”) to purchase the High Frequency Portion of the Loop (HFPL) from an ILEC for less than the cost of purchasing the entire line. Purchasing the HFPL as a separate Unbundled Network Element allows Covad to offer wholesale DSL services to EarthLink on a cost-effective basis. Various parties, including Covad, appealed the FCC’s Order. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit overturned portions of the FCC’s Order but upheld the elimination of line sharing.  The FCC may seek further review of this decision, and EarthLink has a motion for reconsideration on line sharing pending before the FCC. However, there is no guarantee that any of these efforts will be successful.

In April 2004, Covad entered into a three year line sharing agreement with Qwest Corporation.  However, if Covad is unable to obtain reasonable line sharing rates from other ILECs, its wholesale DSL offerings for new customers may become uneconomic or it may cease selling wholesale broadband services for new customers. In either event, we may use other wholesale broadband providers’ networks, including ILECs’ and/or cable providers’ networks, for new subscribers. While EarthLink currently has contractual arrangements with other broadband vendors, such an event may cause EarthLink to incur additional costs and/or pay increased rates for wholesale broadband services from other vendors in the future.

The availability of and charges for last mile broadband access with most ILECs are governed by contracts with up to two and a half years remaining on current contract terms. Two of our ILEC broadband providers set availability and prices based on tariffed rates, which are subject to change from time to time. We do not believe our contracts with the ILECs are subject to the aforementioned line sharing regulations; however, future regulatory actions regarding line sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We believe that, regardless of regulatory decisions that may be made, ILECs will continue to sell wholesale broadband access on economically reasonable terms to ISPs like EarthLink, although there can be no assurance of this and we may take action through the FCC or the U.S. court system in our efforts to ensure wholesale broadband access is available on economically reasonable terms. We have agreements with varying terms with all of our significant broadband network providers (see “Contracts with broadband network partners” above).

The availability and/or pricing of last mile access with our wholesale broadband providers, including ILECs, CLECs, and cable providers, among others, at the expiration of current terms or tariffs cannot be assured, and may reflect regulatory or legislative as well as competitive and business factors. There can be no assurance that we will be able to extend our current contracts on terms acceptable to us or at all. The inability to extend current contracts with last mile broadband access providers could materially adversely affect our results of operations.

In light of the regulatory developments and otherwise, EarthLink’s strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink’s business between ILECs and cable providers in major markets. To do this, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband subscriber base. EarthLink is also exploring the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other technologies, to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 2% from $12.8 million during the three months ended March 31, 2003 to $12.6 million during the three months ended March 31, 2004 due to a decrease in average web hosting accounts.

Average web hosting accounts were 171,000 during the three months ended March 31, 2003 and 160,000 during the three months ended March 31, 2004.  This decrease was partially offset by an increase in the average monthly revenue per account which was $25.10 and $26.38 during the three months ended March 31, 2003 and 2004, respectively, due to the recent launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and other value-added services revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services.

Advertising and other value-added services revenues increased $3.2 million, or 53%, from $6.1 million during the three months ended March 31, 2003 to $9.3 million during the three months ended March 31, 2004, primarily due to increased search advertising revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of equipment, including Internet appliances, wireless devices and personal computers.  Telecommunications service and equipment costs decreased 11% from $131.6 million during the three months ended March 31, 2003 to $116.4 million during the three months ended March 31, 2004, and decreased as a percentage of total revenues from 37.2% to 33.1%.   The decrease in telecommunications service and equipment costs was due to a 16% decrease in average monthly telecommunications service and equipment costs per subscriber partially offset by a 5% increase in average subscribers.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs and a decline in equipment-related costs from $12.3 million during the three months ended March 31, 2003 to $4.5 million during the three months ended March 31, 2004 due to the discontinuation of certain equipment-related products including MailStation and personal computers bundled with Internet access. The decline in telecommunications costs was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.  In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink’s prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink’s key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 18% of total subscribers at March 31, 2003 to 22% of total subscribers at March 31, 2004, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there will be additional opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. We expect these initiatives will offset the negative effect on our gross profit margin percentage of broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain or slightly increase our gross profit margin percentage during 2004.  Beyond 2004, gross profit margin percentages may decrease as a result of the expected continuing growth of broadband as a percentage of our total business.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Cost of revenues also includes sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers.  Sales incentives decreased from $5.3 million during the three months ended March 31, 2003 to $1.7 million during the three months ended March 31, 2004 due to a decline in broadband equipment prices, including support provided by broadband network partners to offset such costs, a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers and a decline in the number of modems provided due to competitive pricing pressures associated with DSL services.

Sales and marketing

Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials.  Sales and marketing expenses increased 2% from $101.4 million during the three months ended March 31, 2003 to $103.0 million during the three months ended March 31, 2004 due to an increase in sales and marketing efforts for our value-priced access services. This increase was partially offset by a decline in marketing expenses associated with our EarthLink Everywhere initiative and our MailStation products and services, as well as a decline in premium narrowband and broadband marketing expenses as a result of using promotional pricing in lieu of marketing efforts to sell these services.  Sales and marketing expenses remained constant as a percent of total revenues at 29% for the three months ended March 31, 2003 and 2004.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased from $82.7 million during the three months ended March 31, 2003 to $75.3 million during the three months ended March 31, 2004.  The decrease was a result of decreased personnel and occupancy related costs resulting from the contact center closings in the first quarter of 2003, partially offset by an increase in outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased $3.4 million from $33.3 million during the three months ended March 31, 2003 to $29.9 million during the three months ended March 31, 2004.  The decrease was primarily due to decreases in salaries and related personnel costs and bad debt expense.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased $18.9 million, from $26.8 million during the three months ended March 31, 2003 to $7.9 million during the three months ended March 31, 2004, as a result of the InfiNet.com, Inc. and OneMain.com, Inc. subscriber bases becoming fully amortized in May 2003 and September 2003, respectively.

Facility Exit Costs

On January 6, 2004, we announced a plan to restructure and further streamline our contact center operations. Under the plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia.  Approximately 1,140 employees were directly impacted, primarily customer support personnel.  As a result of the plan, EarthLink recorded facility exit costs of $30.2 million during the three months ended March 31, 2004. These costs included approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications service termination costs; and $8.4 million in asset disposals.

During the three months ended March 31, 2003, we executed a plan to streamline our contact center facilities (the ‘‘Contact Center Plan’’). The Contact Center Plan was designed to increase operational efficiencies and reduce overall costs in our customer support organization while maintaining our commitment to customer service. In connection with the Contact Center Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the Contact Center Plan, we recorded facility exit costs of approximately $36.6 million during the first quarter of 2003. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications service termination costs; and $7.7 million in asset disposals.

Interest income and other, net

Interest income and other, net, decreased 50% from $2.1 million during the three months ended March 31, 2003 to $1.0 million during the three months ended March 31, 2004 due primarily to a decrease in investment yields.  Our weighted average investment yields have decreased from approximately 1.9% during the three months ended March 31, 2003 to approximately 1.3% during the three months ended March 31, 2004 as the U.S. Federal Reserve Bank has reduced interest rates.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”).  In December 2003, the FASB published revised guidance on FIN 46. FIN 46 addresses the consolidation of certain variable interest entities (“VIEs”). As modified, FIN 46 was effective immediately for financial interests in special purpose entities and is effective for all other types of VIEs for periods ending after March 15, 2004.  The adoption of FIN 46 did not have a material effect on EarthLink’s results of operations or financial position.

Liquidity and Capital Resources

Our operating activities provided cash of $31.6 million during the three months ended March 31, 2004.  Our net loss of $11.8 million was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $25.3 million and non-cash disposals and impairments of fixed assets primarily associated with the closing of four contact centers of $8.8 million.  Additional cash was provided as a result of a $5.2 million decrease in accounts receivable and other assets.  Approximately $20.0 million of facility exit costs recorded during the three months ended March 31, 2004 were accrued and unpaid as of March 31, 2004, primarily related to severance and related costs and non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accrued liability for the 2004 facility exit costs, we used cash of approximately $15.9 million to reduce accounts payable, accrued and other liabilities, and deferred revenue.

Our investing activities used cash of $58.2 million during the three months ended March 31, 2004.  This was primarily due to $50.2 million used for purchases of investments, net of sales and maturities of investments in marketable securities.  Additionally, we used cash of $4.2 million for capital expenditures, $3.0 million for investments in other companies and $1.3 million for purchases of subscriber bases from ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003.

Our financing activities used cash of $18.6 million during the three months ended March 31, 2004, primarily due to the repurchase of 2.5 million shares of EarthLink common stock pursuant to our share repurchase program for $23.3 million.  This was partially offset by the receipt of $4.8 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan.

As of March 31, 2004, we had approximately $304.5 million in cash and cash equivalents. In addition, we held short and long-term investments in marketable securities valued at $113.3 million and $75.1 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the sizes and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, subscriber bases and/or access technologies that complement ours, and we may use cash to repurchase shares of our common stock. We will also use cash to execute our plans to restructure our contact center operations, including payments for employee and personnel related costs and real estate obligations. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Income taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported a net loss for the first quarter of 2004 and have recorded income taxes at an effective tax rate of 0%. We have provided a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, but we may recognize deferred tax assets in periods when they are estimated to be realizable.  Furthermore, to the extent we report taxable income in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset the taxable income and reduce cash outflows for income taxes.

Share repurchase program

As of April 30, 2004, we have used approximately $75.5 million pursuant to EarthLink’s share repurchase program and have $74.5 million available under the current authorization.  We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

In April 2004, the Board of Directors approved repurchasing EarthLink common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as we continue with our previously existing authorizations by the Board of Directors.  We may conduct repurchases in the open market, through private transactions or through purchases made in accordance with Rule 10b5-1.

Safe Harbor Statement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce, or prevent us from raising, prices for our services; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we have historically not been profitable and we may not be able to sustain profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with restructuring our contact centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in EarthLink’s business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink’s other filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would have a nominal effect on the fair value of our investments because of the relatively short maturities of our investments. The following table summarizes our investments by security type as of March 31, 2004.

	As of December 31, 2003		As of March 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Asset-backed securities	$165,237	$165,147	$126,057	$125,946
U.S. corporate notes	92,656	92,623	86,899	86,917
Government agency notes	23,349	23,355	62,477	62,519
Commercial paper	15,787	15,787	—	—
	$297,029	$296,912	$275,433	$275,382

The following table presents the amounts of our cash equivalents and short and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2004. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2003		As of March 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$158,787	$158,787	$86,951	$86,951
Weighted average interest rate	1.2%		1.1%
Weighted average maturity (mos.)	0.7		0.5

Included in marketable securities-current	$89,205	$89,088	$113,411	$113,310
Weighted average interest rate	1.7%		1.6%
Weighted average maturity (mos.)	6.7		5.1

Included in marketable securities-long-term	$49,037	$49,037	$75,071	$75,121
Weighted average interest rate	1.7%		1.7%
Weighted average maturity (mos.)	14.1		15.2

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.           Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2004 are as follows:

2004	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in millions, except average price paid per share)
January 1 through January 31	0.5	$9.51	0.5	$94.2
February 1 through February 29	1.4	9.58	1.4	80.5
March 1 through March 31	0.6	8.87	0.6	75.4
Total	2.5	9.40	2.5

(1) On August 6, 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of EarthLink’s common stock.  During 2003, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $150.0 million.  EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

In April 2004, the Board of Directors approved repurchasing EarthLink common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as EarthLink continues with its existing Repurchase Program.  EarthLink may conduct its repurchases in the open market, through private transactions or through purchases made in accordance with Rule 10b5-1.

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

(b)         Reports on Form 8-K.

EarthLink furnished a Current Report on Form 8-K dated January 6, 2004 (furnished January 8, 2004) in which EarthLink reported under Item 9 that on January 6, 2004, EarthLink issued a press release announcing a plan to restructure its contact center operations (not incorporated by reference).

EarthLink furnished a Current Report on Form 8-K dated January 27, 2004 (furnished January 27, 2004) in which EarthLink reported under Item 12 that on January 27, 2004, EarthLink issued a press release announcing its financial results for the quarter and year ended December 31, 2003 and providing guidance for 2004 (not incorporated by reference).

EarthLink filed a Current Report on Form 8-K dated February 13, 2004 (filed February 13, 2004) in which EarthLink provided financial statements under Items 5 and 7 which were incorporated by reference into previously filed registration statements filed under the Securities Act of 1933, as amended.

EarthLink filed a Current Report on Form 8-K dated February 17, 2004 (filed February 18, 2004) in which EarthLink reported under Items 7 and 11 that on February 17, 2004, EarthLink sent a notice to its directors and executive officers informing them that a blackout period was in effect beginning on March 26, 2004 through not later than April 2, 2004 restricting them from, directly or indirectly, purchasing, acquiring, exercising, selling or otherwise transferring certain equity securities of EarthLink.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	May 7, 2004	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	May 7, 2004	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)