Form 10-Q
period 2004-06-30
EARTHLINK INC
filed 2004-08-09
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes   ☒ No ☐

As of July 31, 2004, 154,569,424 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2004

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	June 30, 2004
	(audited)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$349,740	$260,933
Investments in marketable securities	89,088	153,149
Accounts receivable, net of allowance of $5,885 and $7,779 at December 31, 2003 and June 30, 2004, respectively	35,585	36,806
Prepaid expenses	12,934	12,816
Other current assets	13,230	10,521
Total current assets	500,577	474,225
Long-term investments in marketable securities	49,037	96,658
Other long-term assets	12,101	15,198
Property and equipment, net	108,810	80,128
Subscriber bases, net	38,264	22,040
Goodwill and other indefinite life intangible assets	118,231	118,231
Total assets	$827,020	$806,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$49,882	$32,380
Accrued payroll and related expenses	31,965	27,136
Other accounts payable and accrued liabilities	115,484	125,438
Capital lease obligations	884	749
Deferred revenue	69,002	65,139
Total current liabilities	267,217	250,842

Deferred revenue, net of current portion	6,375	4,807
Other long-term liabilities	9,765	10,738
Total liabilities	283,357	266,387

Stockholders’ equity:
Common stock, $0.01 par value, 300,000 shares authorized, 176,410 and 177,831 shares issued as of December 31, 2003 and June 30, 2004, respectively, and 159,042 and 155,147 shares outstanding as of December 31, 2003 and June 30, 2004, respectively	1,764	1,778
Additional paid-in capital	1,949,105	1,961,391
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,303,771)	(1,265,903)
Treasury stock, at cost, 17,368 and 22,684 shares as of December 31, 2003 and June 30, 2004, respectively	(104,344)	(155,703)
Unrealized losses on investments	(117)	(1,077)
Deferred compensation	(197)	(1,616)
Total stockholders’ equity	543,663	540,093
Total liabilities and stockholders’ equity	$827,020	$806,480

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$245,417	$221,098	$498,882	$448,219
Broadband access	88,536	105,835	169,889	208,371
Web hosting	12,368	12,012	25,219	24,639
Advertising and other value-added services	5,932	9,642	12,012	18,921
Total revenues	352,253	348,587	706,002	700,150

Operating costs and expenses:
Telecommunications service and equipment costs	136,517	109,269	268,063	225,704
Sales incentives	5,175	3,899	10,515	5,561
Total cost of revenues	141,692	113,168	278,578	231,265

Sales and marketing	94,976	98,161	196,414	201,181
Operations and customer support	71,770	59,071	154,443	134,376
General and administrative	33,832	24,421	67,148	54,320
Acquisition-related amortization	25,923	6,695	52,752	14,534
Facility exit costs	—	(1,510)	36,596	28,722
Total operating costs and expenses	368,193	300,006	785,931	664,398

Income (loss) from operations	(15,940)	48,581	(79,929)	35,752
Interest income and other, net	1,461	1,711	3,517	2,746
Income (loss) before income taxes	(14,479)	50,292	(76,412)	38,498
Provision for income taxes	—	630	—	630
Net income (loss)	(14,479)	49,662	(76,412)	37,868
Deductions for accretion dividends	(842)	—	(4,586)	—
Net income (loss) attributable to common stockholders	$(15,321)	$49,662	$(80,998)	$37,868

Basic net income (loss) per share	$(0.10)	$0.32	$(0.52)	$0.24
Diluted net income (loss) per share	$(0.10)	$0.31	$(0.52)	$0.24

Basic weighted average common shares outstanding	156,388	156,483	154,888	157,403
Diluted weighted average common shares outstanding	156,388	159,680	154,888	160,718

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2004
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(76,412)	$37,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,179	44,900
Disposals and impairments of fixed assets	7,798	8,525
Deferred compensation	—	159
Decrease (increase) in accounts receivable, net	10,684	(1,221)
Decrease in prepaid expenses and other assets	9,685	2,730
Increase (decrease) in accounts payable and accrued and other liabilities	152	(6,489)
Decrease in deferred revenue	(9,973)	(5,490)
Net cash provided by operating activities	37,113	80,982

Cash flows from investing activities:
Purchases of property and equipment	(16,408)	(12,344)
Proceeds from sales of fixed assets	542	705
Investments in marketable securities:
Purchases	(75,077)	(198,990)
Sales and maturities	59,394	86,348
Purchases of subscriber bases	(6,686)	(1,708)
Investments in other companies	—	(3,000)
Net cash used in investing activities	(38,235)	(128,989)

Cash flows from financing activities:
Principal payments under capital lease obligations	(1,730)	(165)
Proceeds from stock options exercised and employee stock purchase plan purchases	1,037	10,724
Purchases of treasury stock	(72,989)	(51,359)
Net cash used in financing activities	(73,682)	(40,800)

Net decrease in cash and cash equivalents	(74,804)	(88,807)
Cash and cash equivalents, beginning of period	382,065	349,740
Cash and cash equivalents, end of period	$307,261	$260,933

Supplemental non-cash disclosure:
Non-cash adjustments related to accretion dividends	$4,586	$—

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

2.      Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

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

During the three and six months ended June 30, 2003 and 2004, the Company recognized no amounts of compensation expense for stock options based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(15,321)	$49,662	$(80,998)	$37,868
Stock-based compensation expense determined using a fair value based method for all awards	(10,685)	(4,724)	(22,659)	(11,821)
Pro forma net income (loss) attributable to common stockholders	$(26,006)	$44,938	$(103,657)	$26,047

Basic net income (loss) per share:
As reported	$(0.10)	$0.32	$(0.52)	$0.24
Pro forma	$(0.17)	$0.29	$(0.67)	$0.17

Diluted net income (loss) per share:
As reported	$(0.10)	$0.31	$(0.52)	$0.24
Pro forma	$(0.17)	$0.28	$(0.67)	$0.16

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

4.  Earnings per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”).  Basic EPS represents the weighted average number of common shares outstanding divided into net income (loss) attributable to common stockholders during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.  The following table reconciles the denominator for the basic and diluted per share computations for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands, except per share data)

Net income attributable to common stockholders (A)	$49,662	$37,868

Basic weighted average common shares outstanding (B)	156,483	157,403
Dilutive effect of Common Stock Equivalents:
Stock options	3,197	3,315
Diluted weighted average common shares outstanding (C)	159,680	160,718

Basic net income per share (A/B)	$0.32	$0.24
Diluted net income per share (A/C)	$0.31	$0.24

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three and six months ended June 30, 2003 because such inclusion would have an anti-dilutive effect.  The Common Stock Equivalents for the three and six months ended June 30, 2003 would have included outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period and outstanding shares of Series A and Series B convertible preferred stock on an as converted basis. The following table summarizes the Common Stock Equivalents that would have been included if such securities had a dilutive effect:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands)
Weighted average common shares outstanding used to calculate basic and diluted EPS	156,388	154,888
Common Stock Equivalents:
Convertible preferred stock	4,387	11,183
Stock options	1,830	1,346
Diluted weighted average common shares outstanding	162,605	167,417

During the three months ended June 30, 2003, the holder of Series A and Series B convertible preferred stock converted all remaining shares of Series A and Series B convertible preferred stock into shares of common stock.

5.  Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2004 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net income (loss)	$(14,479)	$49,662	$(76,412)	$37,868
Net change in unrealized gain (loss) on investments	(267)	(1,026)	(277)	(960)
Total comprehensive income (loss)	$(14,746)	$48,636	$(76,689)	$36,908

6.  Facility Exit and Other Costs

Facility exit costs

During the three months ended March 31, 2003, EarthLink executed a plan to streamline its contact center facilities (the “2003 Plan”).  In connection with the 2003 Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003.  The closure of the four contact center facilities resulted in the termination of 1,220 employees and the net reduction of 920 employees, primarily customer support personnel.  In connection with the 2003 Plan, EarthLink recorded facility exit costs of approximately $36.6 million during the three months ended March 31, 2003.  These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

During the three months ended March 31, 2004, EarthLink executed a plan to restructure and further streamline its contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia.  Approximately 1,140 employees were directly impacted, primarily customer support personnel.  As a result of the 2004 Plan, EarthLink recorded facility exit costs of $30.2 million during the three months ended March 31, 2004. These costs included approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

During the three months ended June 30, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 Plan and 2004 Plan by $1.4 million based on events occurring during the quarter. In addition, EarthLink recorded additional severance of $0.1 million and realized additional proceeds of $0.2 million associated with the disposal of fixed assets.  As a result, EarthLink reduced its facility exit costs by $1.5 million during the three months ended June 30, 2004.

The following table summarizes the status of the accrued costs associated with the 2003 Plan and 2004 Plan as of and for the six months ended June 30, 2004:

2003 Plan	Balance December 31, 2003	Facility Exit Costs	Adjustments	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance June 30, 2004
	(in thousands)
Real estate and telecommunications costs, including non-cancelable leases	$9,892	$—	$(479)	$—	$—	$(3,086)	$6,327

2004 Plan	Balance December 31, 2003	Facility Exit Costs	Adjustments	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance June 30, 2004
	(in thousands)
Severance and personnel related costs	$—	$10,580	$87	$—	$—	$(10,273)	$394
Real estate and telecommunications costs, including non-cancelable leases	—	11,292	(926)	—	1,359	(2,719)	9,006
Abandoned and disposed assets	—	8,360	(192)	(8,168)	—	—	—
	$—	$30,232	$(1,031)	$(8,168)	$1,359	$(12,992)	$9,400

Total	$9,892	$30,232	$(1,510)	$(8,168)	$1,359	$(16,078)	$15,727

MailStation

During the three months ended June 30, 2003, the Company decided to cease active marketing of its MailStation products and services, but continues to provide services to active MailStation customers.  Consequently, the Company reduced the carrying value of its MailStation hardware, including inventory on hand and in the retail channels, to its estimated net realizable value. The resulting write-down of MailStation hardware of $4.8 million is included in telecommunications service and equipment costs in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003.

7.  Investments

Short and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.  The Company has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes.  The following table summarizes proceeds received from the sale of available-for-sale securities and realized gains and losses from the sale of available-for-sale securities for the three and six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)
Proceeds from the sale of investments	$16,824	$4,855	$33,582	$18,086
Realized gains from the sale of investments	94	—	266	31
Realized losses from the sale of investments	(2)	(34)	(4)	(65)

8.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004:

	As of December 31, 2003			As of June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$330,510	$(292,246)	$38,264	$328,820	$(306,780)	$22,040

Goodwill and other indefinite life intangible assets			$118,231			$118,231

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2004 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $10.7 million for the remaining six months in the year ending December 31, 2004 and $10.5 million and $0.8 million for the years ending December 31, 2005 and 2006, respectively.  Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

9.  Income Taxes

The Company has historically reported net losses and, in accordance with accounting principles generally accepted in the United States, has not recorded any income tax benefits from those losses. The Company reported net income for the three and six months ended June 30, 2004 and anticipates net income for the year ending December 31, 2004.  Although the Company intends to utilize net operating loss carryforwards to offset taxable income in 2004, the Company expects alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The Company continues to maintain a valuation allowance against its deferred tax assets, consisting primarily of net operating loss carryforwards, and the Company may recognize deferred tax assets in future periods when they are estimated to be realizable.

10.  Share Repurchases

During the three and six months ended June 30, 2004, the Company repurchased 2.8 million and 5.3 million shares, respectively, of its common stock for $27.6 million and $50.9 million, respectively, pursuant to previously existing authorizations by the Board of Directors. As of June 30, 2004, the Company had $47.8 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

During the three months ended June 30, 2004, the Board of Directors approved repurchasing EarthLink common stock under existing authorizations pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

During the three months ended June 30, 2004, EarthLink completed its rescission offer for shares of EarthLink common stock in the EarthLink, Inc. 401(k) Plan that were not registered under the Securities Act of 1933. EarthLink repurchased approximately 48,000 shares of common stock for approximately $1.0 million. Approximately $0.4 million of the amounts paid pursuant to the rescission offer was recorded as treasury stock based on the fair value of common stock acquired on the date the rescission offer expired and the remainder was recorded as expense.

11.  Deductions for Accretion Dividends

Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $0.6 million and $3.0 million for the three and six months ended June 30, 2003, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock. Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible.  In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discount for each series was accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $0.2 million and $1.6 million for the three and six months ended June 30, 2003, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint Corporation converted all outstanding shares of Series A and Series B convertible preferred stock into common stock during 2003, there are no dividends associated with the Series A and Series B convertible preferred stock in 2004.

12.  Subsequent Events

In July 2004, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $100.0 million to a total of $250.0 million.  The Board of Directors also approved repurchasing common stock pursuant to a plan under Rule 10b5-1.  EarthLink may conduct its purchases in the general market, in privately negotiated transactions, and through purchases made in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.  As of July 31, 2004, the Company had $140.9 million available under the current authorization.

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

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is a leading Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related marketing services.  We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.  We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented 97% or more of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

The Internet access market in the U.S. grew dramatically from the mid-1990’s through 2000 but has experienced slower growth since, as the market has reached a mature stage of growth. Approximately 70 million households were estimated to have had Internet access services at December 31, 2003, and approximately three to four million new households are estimated to be currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is shrinking but is the most common service. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband or high-speed access is typically priced at $30 to $50 per month and is growing rapidly, having added an estimated six million households in 2003, totaling an estimated 22 million households at the end of 2003. The largest competitors in the broadband access market are the cable companies and regional bell operating companies offering broadband access over their own cable or telephone lines.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.0 million paying subscribers at June 30, 2003 to approximately 5.3 million paying subscribers at June 30, 2004.  Total revenues decreased from $352.3 million during the three months ended June 30, 2003 to $348.6 million during the three months ended June 30, 2004, reflecting a decrease of $5.6 million in equipment and related revenues and a decrease of $3.7 million in revenues associated with acquired prepaid PeoplePC Inc. (“PeoplePC”) subscribers, partially offset by a $5.6 million increase in service and advertising revenues. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services, reflecting the growth of our PeoplePC services. Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.  EarthLink continues to explore new initiatives and has launched, tested or is developing voice over Internet Protocol (VoIP), converged voice/data and alternative broadband services, which can generate incremental sources of revenue and income.

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

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”).  During the three and six months ended June 30, 2003 and 2004, our relationship with Sprint generated more than 10% of EarthLink’s total gross organic subscriber additions.  In April 2004, we entered into a new three-year marketing and sales agreement with Sprint which provides that EarthLink will be the preferred high-speed ISP for Sprint’s local residential and small business customers. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint could adversely affect our results of operations.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three and six months ended June 30, 2004, our relationship with Dell generated more than 5% of EarthLink’s total gross organic subscriber additions.  Our marketing relationship is not exclusive, and a significant decrease in the number of gross subscriber additions generated through our relationship with Dell could adversely affect our results of operations.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of June 30, 2004, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

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

Results of Operations

The following table sets forth statement of operations data and subscriber data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(dollars in millions)
Statement of Operations Data
Revenues:
Narrowband access	$245.4	$221.1	$(24.3)	-10%	$498.9	$448.2	$(50.7)	-10%
Broadband access	88.5	105.8	17.3	20%	169.9	208.4	38.5	23%
Web hosting	12.4	12.0	(0.4)	-3%	25.2	24.6	(0.6)	-2%
Advertising and other value-added services	6.0	9.7	3.7	62%	12.0	18.9	6.9	58%
Total revenues	352.3	348.6	(3.7)	-1%	706.0	700.1	(5.9)	-1%

Operating costs and expenses:
Telecommunications service and equipment costs	136.5	109.3	(27.2)	-20%	268.1	225.7	(42.4)	-16%
Sales incentives	5.2	3.9	(1.3)	-25%	10.5	5.6	(4.9)	-47%
Total cost of revenues	141.7	113.2	(28.5)	-20%	278.6	231.3	(47.3)	-17%

Sales and marketing	95.0	98.2	3.2	3%	196.4	201.2	4.8	2%
Operations and customer support	71.8	59.0	(12.8)	-18%	154.4	134.4	(20.0)	-13%
General and administrative	33.8	24.4	(9.4)	-28%	67.1	54.3	(12.8)	-19%
Acquisition-related amortization	25.9	6.7	(19.2)	-74%	52.8	14.5	(38.3)	-73%
Facility exit costs	—	(1.5)	(1.5)	*	36.6	28.7	(7.9)	-22%
Total operating costs and expenses	368.2	300.0	(68.2)	-19%	785.9	664.4	(121.5)	-15%

Income (loss) from operations	(15.9)	48.6	64.5	*	(79.9)	35.7	115.6	*
Interest income and other, net	1.4	1.7	0.3	*	3.5	2.8	(0.7)	*
Income (loss) before income taxes	(14.5)	50.3	64.8	*	(76.4)	38.5	114.9	*
Provision for income taxes	—	0.6	0.6	*	—	0.6	0.6	*
Net income (loss)	(14.5)	49.7	64.2	*	(76.4)	37.9	114.3	*
Deductions for accretion dividends	(0.8)	—	0.8	*	(4.6)	—	4.6	*
Net income (loss) attributable to common stockholders	$(15.3)	$49.7	$65.0	*	$(81.0)	$37.9	$118.9	*

	June 30, 2003	December 31, 2003	June 30, 2004
Subscriber Data
Narrowband subscribers	3,881,000	3,984,000	3,976,000
Broadband subscribers	993,000	1,061,000	1,206,000
Web hosting accounts	165,000	161,000	153,000
Total subscriber count at end of period	5,039,000	5,206,000	5,335,000

* denotes percentage is not meaningful or not calculable

The following table summarizes subscriber activity during the three and six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)
Subscribers at beginning of period	5,021	5,304	4,987	5,206
Gross organic subscriber additions	602	738	1,221	1,564
Acquired subscribers	12	3	20	4
Churn	(596)	(710)	(1,189)	(1,439)
Subscribers at end of period	5,039	5,335	5,039	5,335

The subscriber amounts above and in subsequent tables do not include prepaid, bundled subscribers (“Membership Customers”) that purchased a bundled package (which included a computer, Internet access, customer support and an in-home warranty) from PeoplePC prior to the date of our acquisition of PeoplePC in July 2002 that continue to receive service for their prepaid terms.  As of June 30, 2003 and 2004, there were 395,000 and 35,000 such Membership Customers, respectively, receiving services, a decline from 518,000 at the date of the acquisition. These amounts include 99,000 and 13,000 international Membership Customers as of June 30, 2003 and 2004, respectively, which EarthLink does not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenues as it delivers services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenues recorded were $4.1 million and $8.7 million during the three and six months ended June 30, 2003, respectively, and $0.4 million and $1.3 million during the three and six months ended June 30, 2004, respectively.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet access devices.  The following table identifies financial and non-financial data associated with our narrowband access revenues for the three months ended June 30, 2003 and 2004:

	Three Months Ended June 30,
	2003	2004	Change	% Change
	(in thousands, except monthly revenue per average subscriber amounts)
Service revenues	$235,401	$219,570	$(15,831)	-7%
Equipment and related revenues	5,907	1,107	(4,800)	-81%
Revenues associated with acquired Membership Customers (deferred service liability)	4,109	421	(3,688)	-90%
Narrowband access revenues	$245,417	$221,098	$(24,319)	-10%

Ending subscribers	3,881	3,976	95	2%
Average subscribers	3,926	3,981	55	1%

Monthly revenue per average subscriber
Service revenues	$19.99	$18.38	$(1.61)	-8%
Total revenues	$20.84	$18.51	$(2.33)	-11%

Narrowband revenues decreased $24.3 million, or 10%, from $245.4 million during the three months ended June 30, 2003 to $221.1 million during the three months ended June 30, 2004. The decrease in narrowband revenues was due to a decrease in the average monthly narrowband access service revenue per subscriber, a decrease in equipment and related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers.

Average monthly narrowband access service revenue per subscriber decreased from $19.99 during the three months ended June 30, 2003 to $18.38 during the three months ended June 30, 2004, due to the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to valued-priced access services, which are generally priced at $10.95 per month.  During the three months ended June 30, 2003 and 2004, average value-priced access subscribers were 158,000 and 573,000, respectively, representing 4.0% and 14.4%, respectively, of our average narrowband customer base. Also contributing to the decrease in average monthly narrowband access service revenue per subscriber, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased from $5.9 million during the three months ended June 30, 2003 to $1.1 million during the three months ended June 30, 2004 due to EarthLink’s decisions in 2003 to cease active marketing of MailStation products and services and to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services.

Revenues associated with the PeoplePC deferred service liability declined due to the expiration of acquired prepaid customers’ prepay terms. EarthLink expects to record approximately $1.8 million of revenues during the year ending December 31, 2004 associated with the acquired Membership Customers, and this amount will continue to decline as acquired prepaid Membership Customers reach the end of their prepay terms.

Average narrowband subscribers increased slightly from 3.9 million during the three months ended June 30, 2003 to 4.0 million during the three months ended June 30, 2004.  However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. The increase in value-priced access subscribers was offset by a decrease in premium-priced narrowband subscribers resulting from the migration of premium-priced narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  We expect the mix of our narrowband subscriber base to continue to shift from premium-priced narrowband access services to value-priced access services.  Nonetheless, the number of narrowband subscribers we are able to add may decline, the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

The following table summarizes narrowband subscriber activity during the three months ended June 30, 2003 and 2004:

	Three Months Ended June 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	3,961	3,987
Gross organic subscriber additions	451	588
Acquired subscribers	12	3
Narrowband subscribers converted to our broadband services	(14)	—
Churn	(529)	(602)
Subscribers at end of period	3,881	3,976

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our quarterly average monthly churn rates for narrowband subscribers were 4.5%, 4.5%, 4.6% and 4.8% during the four quarters of 2003 and 5.2% and 5.0% for the first and second quarters of 2004.  The increase in churn from the rates experienced in early 2003 was due to early-life churn related to the high level of gross subscriber additions and acquired subscribers in the most recent two quarters, an increased number of subscribers who migrate to broadband services, and discontinuing service to certain wireless subscribers in the third and fourth quarters of 2003.  If churn rates continue to be at or above the rates experienced in the first and second quarters of 2004, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results.  In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $17.3 million, or 20%, from $88.5 million during the three months ended June 30, 2003 to $105.8 million during the three months ended June 30, 2004. The increase was due to a higher average number of broadband subscribers, from 0.9 million during the three months ended June 30, 2003 to 1.2 million during the three months ended June 30, 2004.  The effect of the increase in average subscribers was partially offset by a decrease in overall average monthly revenue per broadband subscriber. The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services.

Average monthly revenue per subscriber for each of our retail broadband service offerings for the three months ended June 30, 2004 remained at levels consistent with rates realized during the three months ended June 30, 2003.  However, overall average monthly revenue per broadband subscriber decreased 5% from $31.41 during the three months ended June 30, 2003 to $29.81 during the three months ended June 30, 2004 primarily due to a shift in the mix of our broadband subscriber base from retail DSL subscribers to retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access from other ISPs.  The shift in the mix of our broadband customer base was attributable to maintaining a consistent level of retail DSL customers while growing our retail cable and EarthLink Experience customer bases.  Average monthly revenue per broadband subscriber also decreased due to lower average wholesale revenue per wholesale subscriber attributable to the renegotiation of contracts with our wholesale partners over the past twelve months.

The following table summarizes broadband subscriber activity during the three months ended June 30, 2003 and 2004:

	Three Months Ended June 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	891	1,159
Gross organic subscriber additions	140	143
Narrowband subscribers converted to our broadband services	14	—
Churn	(52)	(96)
Subscribers at end of period	993	1,206

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price, provides the communications link to the consumer’s home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced less than $10 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue.  In a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue.  The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  Incumbent local exchange carriers (“ILECs”) have generally reduced retail prices for their broadband service offerings. Such competitive pressures may cause us to decrease the price of our retail broadband access services and, consequently, we believe the average monthly revenue per subscriber for our DSL services will decline from current levels. Competitive pressures may result in a decrease in overall average monthly revenue per broadband subscriber, and potentially a reduction in gross margin dollars per subscriber, and/or may result in fewer new broadband subscribers from our sales and marketing programs.  Any of these could have a materially adverse effect on the profitability of our business.

Contracts with broadband network partners

We have agreements with varying terms with all of our significant broadband network providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider	Month	Year
Covad Communications Group, Inc.	September	2004
Comcast Corporation	July	2005
Subsidiaries of SBC Communications, Inc.	January	2006
Subsidiaries of SBC Communications, Inc.	September	2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon Communications	June	2006
Time Warner Cable	December	2006

During the three months ended June 30, 2004, EarthLink entered into a new DSL agreement with Verizon Communications expanding our coverage area to an additional 6.5 million homes within the Verizon territory and reducing our wholesale broadband access cost per customer.  As a result, EarthLink launched marketing efforts and began offering DSL services at a price of $39.95 per month in select Verizon territories.

We have historically had wholesale relationships with Sprint and Charter Communications, Inc. (“Charter”). In April 2004, EarthLink and Sprint entered into an extended and revised wholesale broadband agreement pursuant to which the arrangement was extended for three years.  However, the new agreement provides for average revenue per subscriber that may be less than previous levels.

Our contract with Charter to provide wholesale broadband services expired in July 2003.  In July 2003, we signed a new agreement with Charter pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering EarthLink Experience, a premium, add-on Internet service, to Charter subscribers in these markets for a smaller monthly fee.  The premium Internet service includes functionality available in our current retail narrowband and broadband service offerings such as Pop-Up Blocker, spamBlocker and ScamBlocker.  Approximately 24,000 Charter customers have subscribed as of June 30, 2004 to the premium, add-on Internet service.

The availability of and charges for last mile access with these and other last mile broadband network providers, including ILECs, competitive local exchange carriers (‘‘CLECs’’) and cable providers, at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. We cannot be certain of renewal or non-termination of our contracts with our broadband providers. EarthLink’s results of operations could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

Regulatory environment for broadband access

We purchase last mile broadband access from ILECs, CLECs and cable providers. The term ‘‘last mile’’ generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. However, an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit held that the provision of cable broadband Internet services includes a ‘‘telecommunications service.’’ This ruling may ultimately require cable providers to make last mile access available on a non-discriminatory basis to ISPs; however, we cannot predict the outcome of any appeals of this decision. We are also unable to predict the outcome of any further legal, regulatory or legislative proceedings or the impact of any such regulations or rulings on our business and operations. Time Warner Cable makes last mile access available to EarthLink and other ISPs as a condition of the AOL-Time Warner merger. EarthLink also offers broadband Internet access over cable to Comcast customers in the Seattle and Boston area markets.

In August 2003, the Federal Communications Commission (“FCC”) issued its UNE Triennial Review Order which, among other things, eliminates line sharing over a three year transition period. Line sharing allows CLECs such as Covad Communications Group, Inc. (“Covad”) to purchase the High Frequency Portion of the Loop (HFPL) from an ILEC for less than the cost of purchasing the entire line. Purchasing the HFPL as a separate Unbundled Network Element allows Covad to offer wholesale DSL services to EarthLink on a cost-effective basis. Various parties, including Covad, appealed the FCC’s Order. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit overturned portions of the FCC’s Order but upheld the elimination of line sharing.  The FCC will issue interim and permanent rules following the DC Circuit Court’s order.  Such rules could extend the availability of line sharing, and EarthLink has a motion for reconsideration on line sharing pending before the FCC. However, there is no guarantee that any of these efforts will be successful.

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

We may take action through the FCC or the U.S. court system in our efforts to ensure wholesale broadband access is available on economically reasonable terms. In May 2004, we filed a formal complaint with the FCC against SBC Communications, Inc. and SBC Advanced Solutions, Inc. (collectively, “SBC”) alleging SBC’s wholesale DSL prices are inflated compared to cost and that SBC uses profits generated by inflating wholesale prices to unlawfully subsidize its own retail DSL service offering, in violation of the Telecommunications Act of 1996.

In light of the regulatory developments and otherwise, EarthLink’s strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to create active and healthy competition for EarthLink’s business between ILECs and cable providers in major markets. To do this, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband subscriber base. EarthLink continues to evaluate the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other technologies, to gain wholesale broadband access and as an added means of creating wholesale broadband access competition.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 3% from $12.4 million during the three months ended June 30, 2003 to $12.0 million during the three months ended June 30, 2004 due to a decrease in average web hosting accounts.

Average web hosting accounts were 167,000 during the three months ended June 30, 2003 and 156,000 during the three months ended June 30, 2004.  This decrease was partially offset by an increase in the average monthly revenue per account which was $24.66 and $25.71 during the three months ended June 30, 2003 and 2004, respectively, due to the launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and other value-added services revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers, and certain ancillary services sold as add-on features to our basic services. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services.

Advertising and other value-added services revenues increased $3.7 million, or 62%, from $6.0 million during the three months ended June 30, 2003 to $9.7 million during the three months ended June 30, 2004, primarily due to increased search advertising revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of equipment, including Internet appliances, wireless devices and personal computers.  Telecommunications service and equipment costs decreased 20% from $136.5 million during the three months ended June 30, 2003 to $109.3 million during the three months ended June 30, 2004, and decreased as a percentage of total revenues from 38.8% to 31.3%.   The decrease in telecommunications service and equipment costs was due to a 24% decrease in average monthly costs per subscriber partially offset by a 6% increase in average subscribers.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs and a decline in equipment and related costs from $14.7 million during the three months ended June 30, 2003 to $3.5 million during the three months ended June 30, 2004 due to the discontinuation of certain equipment-related products including MailStation and personal computers bundled with Internet access. Also contributing to the decrease in equipment and related costs was a $4.8 million write-down of MailStation hardware during the three months ended June 30, 2003. The decline in telecommunications costs was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.  In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink’s prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink’s key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 20% of total subscribers at June 30, 2003 to 23% of total subscribers at June 30, 2004, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues throughout 2004.  Beyond 2004, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Cost of revenues also includes sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers.  Sales incentives decreased from $5.2 million during the three months ended June 30, 2003 to $3.9 million during the three months ended June 30, 2004 due to a decline in broadband equipment costs, including support provided by broadband network partners to offset such costs; a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers; and a decline in the number of modems provided to customers.

Sales and marketing

Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials.  Sales and marketing expenses increased 3% from $95.0 million during the three months ended June 30, 2003 to $98.2 million during the three months ended June 30, 2004 due to an increase in sales and marketing efforts for our value-priced access services. This increase was partially offset by a decline in sales and marketing expenses associated with our MailStation products and services, as well as a decline in premium narrowband and broadband sales and marketing expenses as a result of using promotional pricing in lieu of marketing efforts to sell these services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased from $71.8 million during the three months ended June 30, 2003 to $59.0 million during the three months ended June 30, 2004.  The decrease was a result of decreased personnel and occupancy related costs resulting from the contact center closings in the first quarter of 2004, as well as decreased depreciation due to abandoned and disposed assets associated with the closings.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased $9.4 million from $33.8 million during the three months ended June 30, 2003 to $24.4 million during the three months ended June 30, 2004.  The decrease was primarily due to a decrease in professional and legal fees and occupancy costs.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased $19.2 million, from $25.9 million during the three months ended June 30, 2003 to $6.7 million during the three months ended June 30, 2004, primarily as a result of the InfiNet.com, Inc. and OneMain.com, Inc. subscriber bases becoming fully amortized in May 2003 and September 2003, respectively.

Facility Exit Costs

During the three months ended June 30, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 and 2004 facility exit plans by $1.4 million based on events occurring during the quarter.  In addition, EarthLink recorded additional severance of $0.1 million and realized additional proceeds of $0.2 million associated with the disposal of fixed assets.  As a result, EarthLink reduced its facility exit costs by $1.5 million during the three months ended June 30, 2004.

Interest income and other, net

Interest income and other, net, increased 17% from $1.4 million during the three months ended June 30, 2003 to $1.7 million during the three months ended June 30, 2004 due to one-time favorable items of $0.3 million and an increase in our average cash and marketable securities balance, partially offset by a decrease in investment yields.  Our weighted average investment yields have decreased from approximately 1.7% during the three months ended June 30, 2003 to approximately 1.3% during the three months ended June 30, 2004 as the U.S. Federal Reserve Bank reduced interest rates.

Provision for income taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported net income for the three months ended June 30, 2004 and anticipate net income for the year ending December 31, 2004.  Although we intend to utilize net operating loss carryforwards to offset taxable income in 2004, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable.  To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Narrowband access revenues

The following table identifies financial and non-financial data associated with our narrowband access revenues for the six months ended June 30, 2003 and 2004:

	Six Months Ended June 30,
	2003	2004	Change	% Change
	(in thousands, except monthly revenue per average subscriber amounts)
Service revenues	$477,362	$443,689	$(33,673)	-7%
Equipment and related revenues	12,842	3,228	(9,614)	-75%
Revenues associated with acquired Membership Customers (deferred service liability)	8,678	1,302	(7,376)	-85%
Narrowband access revenues	$498,882	$448,219	$(50,663)	-10%

Ending subscribers	3,881	3,976	95	2%
Average subscribers	3,961	3,982	21	1%

Monthly revenue per average subscriber
Service revenues	$20.09	$18.57	$(1.52)	-8%
Total revenues	$20.99	$18.76	$(2.23)	-11%

Narrowband revenues decreased $50.7 million, or 10%, from $498.9 million during the six months ended June 30, 2003 to $448.2 million during the six months ended June 30, 2004. The decrease in narrowband revenues was due to a decrease in the average monthly narrowband access service revenue per subscriber, a decrease in equipment and related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers.

Average monthly narrowband access service revenue per subscriber decreased from $20.09 to $18.57 during the six months ended June 30, 2003 and 2004, respectively, due the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to valued-priced access services, which are generally priced at $10.95 per month.  During the six months ended June 30, 2003 and 2004, average value-priced access subscribers were 126,000 and 519,000, respectively, representing 3.2% and 13.0%, respectively, of our average narrowband customer base. Also contributing to the decrease in average monthly narrowband access service revenue per subscriber, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased from $12.8 million during the six months ended June 30, 2003 to $3.2 million during the six months ended June 30, 2004 due to EarthLink’s decisions in 2003 to cease active marketing of MailStation products and services and to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services. Revenues associated with the PeoplePC deferred service liability declined due to the expiration of acquired prepaid customers’ prepay terms.

Average narrowband subscribers were 4.0 million during the six months ended June 30, 2003 and 2004.  However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. The increase in value-priced access subscribers was offset by a decrease in premium-priced narrowband subscribers resulting from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.

The following table summarizes narrowband subscriber activity during the six months ended June 30, 2003 and 2004:

	Six Months Ended June 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	4,035	3,984
Gross organic subscriber additions	930	1,239
Acquired subscribers	20	4
Narrowband subscribers converted to our broadband services	(35)	(4)
Churn	(1,069)	(1,247)
Subscribers at end of period	3,881	3,976

Broadband access revenues

Broadband access revenues increased $38.5 million, or 23%, from $169.9 million during the six months ended June 30, 2003 to $208.4 million during the six months ended June 30, 2004. The increase was due to a higher average number of broadband subscribers, from 0.9 million during the six months ended June 30, 2003 to 1.1 million during the six months ended June 30, 2004.  The effect of the increase in average subscribers was partially offset by a decrease in overall average monthly revenue per broadband subscriber. The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services.

Average monthly revenue per subscriber for each of our retail broadband service offerings for the six months ended June 30, 2004 remained at levels consistent with rates realized during the six months ended June 30, 2003.  However, overall average monthly revenue per broadband subscriber decreased 5% from $31.92 during the six months ended June 30, 2003 to $30.29 during the six months ended June 30, 2004 due to a shift in the mix of our broadband subscriber base from retail DSL subscribers to retail cable and EarthLink Experience customers and lower average wholesale revenue per wholesale subscriber attributable to the renegotiation of contracts with our wholesale partners over the past twelve months.

The following table summarizes broadband subscriber activity during the six months ended June 30, 2003 and 2004:

	Six Months Ended June 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	779	1,061
Gross organic subscriber additions	268	309
Narrowband subscribers converted to our broadband services	35	4
Churn	(89)	(168)
Subscribers at end of period	993	1,206

Web hosting revenues

Web hosting revenues decreased 2% from $25.2 million during the six months ended June 30, 2003 to $24.6 million during the six months ended June 30, 2004 due to a decrease in average web hosting accounts. Average web hosting accounts were 169,000 during the six months ended June 30, 2003 and 158,000 during the six months ended June 30, 2004.  This decrease was partially offset by an increase in the average monthly revenue per account which was $24.89 and $26.05 during the six months ended June 30, 2003 and 2004, respectively, due to the launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and other value-added services revenues increased $6.9 million, or 58%, from $12.0 million during the six months ended June 30, 2003 to $18.9 million during the six months ended June 30, 2004, primarily due to increased search advertising revenues.

Cost of revenues

Telecommunications service and equipment costs decreased 16% from $268.1 million during the six months ended June 30, 2003 to $225.7 million during the six months ended June 30, 2004, and decreased as a percentage of total revenues from 38.0% to 32.2%.   The decrease in telecommunications service and equipment costs was due to a 20% decrease in average monthly telecommunications service and equipment costs per subscriber partially offset by a 5% increase in average subscribers.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs and a decline in equipment and related costs from $27.0 million during the six months ended June 30, 2003 to $8.0 million during the six months ended June 30, 2004 due to the discontinuation of certain products including MailStation and personal computers bundled with Internet access. The decline in telecommunications costs was a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.

Sales incentives decreased from $10.5 million during the six months ended June 30, 2003 to $5.6 million during the six months ended June 30, 2004 due to a decline in broadband equipment costs, including support provided by broadband network partners to offset such costs; a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers; and a decline in the number of modems provided to customers.

Sales and marketing

Sales and marketing expenses increased 2% from $196.4 million during the six months ended June 30, 2003 to $201.2 million during the six months ended June 30, 2004 due to an increase in sales and marketing efforts for our value-priced access services. This increase was partially offset by a decline in marketing expenses associated with our MailStation products and services, as well as a decline in premium narrowband and broadband marketing expenses as a result of using promotional pricing in lieu of marketing efforts to sell these services.

Operations and customer support

Operations and customer support expenses decreased from $154.4 million during the six months ended June 30, 2003 to $134.4 million during the six months ended June 30, 2004.  The decrease was a result of decreased personnel and occupancy related costs resulting from the contact center closings in the first quarter of 2004, partially offset by an increase in outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses decreased $12.8 million from $67.1 million during the six months ended June 30, 2003 to $54.3 million during the six months ended June 30, 2004.  The decrease was primarily due to decreases in professional and legal fees; salaries and related personnel costs; and bad debt expense.

Acquisition-related amortization

Acquisition-related amortization decreased $38.3 million from $52.8 million during the six months ended June 30, 2003 to $14.5 million during the six months ended June 30, 2004, primarily as a result of the

InfiNet.com, Inc. and OneMain.com, Inc. subscriber bases becoming fully amortized in May 2003 and September 2003, respectively.

Facility Exit Costs

During the three months ended March 31, 2003, we executed a plan to streamline our contact center facilities (the ‘‘2003 Plan’’). In connection with the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, we recorded facility exit costs of approximately $36.6 million during the first quarter of 2003. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

During the three months ended March 31, 2004, we executed a plan to restructure and further streamline our contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia.  Approximately 1,140 employees were directly impacted, primarily customer support personnel.  During the three months ended June 30, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 Plan and the 2004 Plan, recorded additional severance and realized additional proceeds associated with the disposal of fixed assets. As a result of the 2004 Plan and the subsequent changes in estimates to the 2003 Plan and 2004 Plan, EarthLink recorded facility exit costs of $28.7 million during the six months ended June 30, 2004.

Interest income and other, net

Interest income and other, net, decreased 22% from $3.5 million during the six months ended June 30, 2003 to $2.8 million during the six months ended June 30, 2004 due primarily to a decrease in investment yields.  Our weighted average investment yields decreased from approximately 1.8% during the six months ended June 30, 2003 to approximately 1.3% during the six months ended June 30, 2004 as the U.S. Federal Reserve Bank reduced interest rates.

Provision for income taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported net income for the six months ended June 30, 2004 and anticipate net income for the year ending December 31, 2004.  Although we intend to utilize net operating loss carryforwards to offset taxable income in 2004, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable.  To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

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

Liquidity and Capital Resources

Our operating activities provided cash of $81.0 million during the six months ended June 30, 2004, primarily resulting from net income of $37.9 million, depreciation and amortization expenses relating to our network, facilities and intangible assets of $44.9 million and non-cash disposals and impairments of fixed assets, primarily associated with the closing of four contact centers, of $8.5 million.  Approximately $9.4 million of facility exit costs recorded during the six months ended June 30, 2004 were accrued and unpaid as of June 30, 2004, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accrued liability for the 2004 facility exit costs, we used cash of approximately $21.4 million to reduce accounts payable, accrued and other liabilities, and deferred revenue.

Our investing activities used cash of $129.0 million during the six months ended June 30, 2004.  This was primarily due to $112.6 million used for purchases of investments, net of sales and maturities of investments in marketable securities.  Additionally, we used cash of $12.3 million for capital expenditures, $3.0 million for investments in other companies and $1.7 million for purchases of subscriber bases from ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003.

Our financing activities used cash of $40.8 million during the six months ended June 30, 2004, primarily due to the repurchase of 5.3 million shares of EarthLink common stock for $51.4 million.  This was partially offset by the receipt of $10.7 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan.

As of June 30, 2004, we had $260.9 million in cash and cash equivalents. In addition, we held short and long-term investments in marketable securities valued at $153.1 million and $96.7 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the sizes and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, subscriber bases and/or access technologies that complement ours, and we may use cash to repurchase shares of our common stock. We will also use cash to continue to pay real estate obligations associated with facilities exited in our contact center restructurings. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

In July 2004, the Board of Directors increased the amount authorized to repurchase EarthLink’s common stock under EarthLink’s share repurchase program by $100.0 million to a total of $250.0 million.   As of July 31, 2004, we have used approximately $109.1 million pursuant to our share repurchase program and have $140.9 million available under the current authorization.  We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

In 2004, the Board of Directors approved repurchasing EarthLink common stock under existing authorizations pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held most of our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would have a nominal effect on the fair value of our investments because of the relatively short maturities of our investments. The following table summarizes our investments by security type as of December 31, 2003 and June 30, 2004.

	As of December 31, 2003		As of June 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Asset-backed securities	$165,237	$165,147	$169,831	$169,668
U.S. corporate notes	92,656	92,623	84,495	84,273
Government agency notes	23,349	23,355	130,042	129,350
Commercial paper	15,787	15,787	5,980	5,980
	$297,029	$296,912	$390,348	$389,271

The following table presents the amounts of our cash equivalents and short and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003 and June 30, 2004. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2003		As of June 30, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$158,787	$158,787	$139,464	$139,464
Weighted average interest rate	1.2%		1.4%
Weighted average maturity (mos.)	0.7		0.4

Included in marketable securities-current	$89,205	$89,088	$153,632	$153,149
Weighted average interest rate	1.7%		1.6%
Weighted average maturity (mos.)	6.7		5.9

Included in marketable securities-long-term	$49,037	$49,037	$97,252	$96,658
Weighted average interest rate	1.7%		2.0%
Weighted average maturity (mos.)	14.1		17.3

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2004 are as follows:

2004	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	175	$9.50	126	$74,184
May 1 through May 31	1,634	9.59	1,634	58,523
June 1 through June 30	1,032	10.36	1,032	47,827
Total	2,841		2,792

(1) On August 6, 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of EarthLink’s common stock.  During 2003, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $150.0 million.  In July 2004, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $250.0 million. EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

In April 2004 and July 2004, the Board of Directors approved repurchasing EarthLink common stock under the existing Repurchase Program pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

Item 4.  Submission of Matters to a Vote of Security Holders.

EarthLink held its 2004 annual meeting of stockholders on May 25, 2004. The following summarizes the two proposals submitted for a vote of the stockholders at that meeting:

Proposal 1.  To elect Linwood A. Lacy, Jr. and Terrell B. Jones to EarthLink’s Board of Directors as Class II directors for a three-year term, and to elect Thomas E. Wheeler to EarthLink’s Board of Directors as a Class I director and William H. Harris, Jr. to EarthLink’s Board of Directors as a Class III director to fulfill the remaining terms of their respective classes.

	Thomas E. Wheeler	Linwood A. Lacy, Jr.	Terrell B. Jones	William H. Harris, Jr.
Votes “For”	132,482,828 shares	139,512,464 shares	138,633,964 shares	139,507,567 shares
Votes “Against”	0 shares	0 shares	0 shares	0 shares
Votes “Abstained”	10,133,188 shares	3,103,552 shares	3,982,052 shares	3,108,449 shares

In addition, the terms of the following directors continued after the annual meeting:  Charles G. Betty, Sky D. Dayton, Marce Fuller and Robert M. Kavner.

Proposal 2. To ratify the selection of Ernst & Young LLP by the Audit Committee of the Board of Directors to serve as EarthLink’s independent auditors for the fiscal year ending December 31, 2004.

Votes “For”—140,958,715 shares

Votes “Against”—1,559,248 shares

Votes “Abstained”—98,053 shares

Each of the two proposals were approved by the EarthLink stockholders at the annual meeting.

Item 6.   Exhibits And Reports On Form 8-K.

(a)          Exhibits.   The following exhibits are filed as part of this report:

3.1	Amended and Restated Bylaws of EarthLink, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

EarthLink furnished a Current Report on Form 8-K dated April 20, 2004 (furnished April 20, 2004) in which EarthLink reported under Item 12 that on April 20, 2004, EarthLink issued a press release announcing its financial results for the quarter ended March 31, 2004 and providing guidance for 2004 (not incorporated by reference).

EarthLink filed a Current Report on Form 8-K dated April 22, 2004 (filed April 23, 2004) in which EarthLink reported under Items 5 and 7 that on April 22, 2004, EarthLink issued a press release announcing that Kevin M. Dotts, Vice President of Finance and Principal Accounting Officer, has been named the Company’s new Chief Financial Officer replacing Lee Adrean.

EarthLink filed a Current Report on Form 8-K dated April 23, 2004 (filed April 26, 2004) in which EarthLink reported under Items 5 and 7 that on April 23, 2004, EarthLink issued a press release announcing that its Board of Directors approved repurchasing common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

EarthLink filed a Current Report on Form 8-K dated May 24, 2004 (filed May 25, 2004) in which EarthLink reported under Item 5 that its Board of Directors approved the establishment of a sales plan by Sky D. Dayton, Chairman of the Board of Directors of EarthLink, to sell up to a maximum of 300,000 shares of EarthLink’s common stock, par value $.01 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	August 9, 2004	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	August 9, 2004	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)