Form 10-Q
period 2004-09-30
EARTHLINK INC
filed 2004-11-09
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, 149,448,918 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2004

TABLE OF CONTENTS

Part I

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS

	December 31, 2003	September 30, 2004
	(audited)	(unaudited)
Current assets:
Cash and cash equivalents	$349,740	$270,007
Investments in marketable securities	89,088	169,593
Accounts receivable, net of allowance of $5,885 and $8,127 at December 31, 2003 and September 30, 2004, respectively	35,585	30,454
Prepaid expenses	12,934	14,851
Other current assets	13,230	10,568
Total current assets	500,577	495,473
Long-term investments in marketable securities	49,037	68,698
Other long-term assets	12,101	15,731
Property and equipment, net	108,810	76,952
Subscriber bases, net	38,264	17,699
Goodwill and other indefinite life intangible assets	118,231	118,231
Total assets	$827,020	$792,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$49,882	$44,009
Accrued payroll and related expenses	31,965	32,224
Other accounts payable and accrued liabilities	115,484	115,936
Capital lease obligations	884	723
Deferred revenue	69,002	64,511
Total current liabilities	267,217	257,403

Deferred revenue, net of current portion	6,375	4,046
Other long-term liabilities	9,765	8,620
Total liabilities	283,357	270,069

Stockholders’ equity:
Common stock, $0.01 par value, 300,000 shares authorized, 176,410 and 178,227 shares issued as of December 31, 2003 and September 30, 2004, respectively, and 159,042 and 149,623 shares outstanding as of December 31, 2003 and September 30, 2004, respectively	1,764	1,782
Additional paid-in capital	1,949,105	1,966,925
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,303,771)	(1,228,351)
Treasury stock, at cost, 17,368 and 28,604 shares as of December 31, 2003 and September 30, 2004, respectively	(104,344)	(214,276)
Unrealized losses on investments	(117)	(335)
Deferred compensation	(197)	(4,253)
Total stockholders’ equity	543,663	522,715
Total liabilities and stockholders’ equity	$827,020	$792,784

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
		(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$235,713	$217,232	$734,594	$665,451
Broadband access	93,045	104,863	262,934	313,234
Web hosting	12,363	11,682	37,583	36,321
Advertising and other value-added services	6,231	10,197	18,243	29,118
Total revenues	347,352	343,974	1,053,354	1,044,124

Operating costs and expenses:
Telecommunications service and equipment costs	130,631	103,660	398,695	329,364
Sales incentives	6,312	2,148	16,826	7,709
Total cost of revenues	136,943	105,808	415,521	337,073

Sales and marketing	86,314	110,790	282,728	311,971
Operations and customer support	69,271	60,340	223,714	194,716
General and administrative	29,666	24,054	96,814	78,374
Acquisition-related amortization	22,867	4,883	75,619	19,417
Facility exit costs	—	269	36,596	28,991
Total operating costs and expenses	345,061	306,144	1,130,992	970,542

Income (loss) from operations	2,291	37,830	(77,638)	73,582
Loss on investments in other companies	—	(726)	—	(726)
Interest income and other, net	1,209	1,584	4,726	4,330
Income (loss) before income taxes	3,500	38,688	(72,912)	77,186
Provision for income taxes	—	1,136	—	1,766
Net income (loss)	3,500	37,552	(72,912)	75,420
Deductions for accretion dividends	—	—	(4,586)	—
Net income (loss) attributable to common stockholders	$3,500	$37,552	$(77,498)	$75,420

Basic net income (loss) per share	$0.02	$0.25	$(0.49)	$0.48
Diluted net income (loss) per share	$0.02	$0.24	$(0.49)	$0.47

Basic weighted average common shares outstanding	159,998	152,970	156,617	155,917
Diluted weighted average common shares outstanding	162,747	156,056	156,617	159,186

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2004
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(72,912)	$75,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,429	62,005
Disposals and impairments of fixed assets	7,798	9,436
Loss on investments in other companies	—	726
Deferred compensation	—	377
Decrease in accounts receivable, net	13,394	5,131
Decrease in prepaid expenses and other assets	4,168	513
Decrease in accounts payable and accrued and other liabilities	(15,098)	(2,488)
Decrease in deferred revenue	(12,696)	(6,882)
Net cash provided by operating activities	63,083	144,238

Cash flows from investing activities:
Purchases of property and equipment	(22,006)	(21,465)
Proceeds from sales of fixed assets	542	705
Investments in marketable securities:
Purchases	(131,284)	(247,697)
Sales and maturities	100,237	147,021
Purchases of subscriber bases	(7,804)	(1,984)
Investments in other companies	—	(3,835)
Net cash used in investing activities	(60,315)	(127,255)

Cash flows from financing activities:
Principal payments under capital lease obligations	(3,000)	(191)
Proceeds from stock options exercised and employee stock purchase plan purchases	1,792	13,407
Purchases of treasury stock	(80,982)	(109,932)
Net cash used in financing activities	(82,190)	(96,716)

Net decrease in cash and cash equivalents	(79,422)	(79,733)
Cash and cash equivalents, beginning of period	382,065	349,740
Cash and cash equivalents, end of period	$302,643	$270,007

Supplemental non-cash disclosure:
Non-cash adjustments related to accretion dividends	$4,586	$—

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

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

During the three and nine months ended September 30, 2003 and 2004, the Company recognized no amounts of compensation expense for stock options based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$3,500	$37,552	$(77,498)	$75,420
Stock-based compensation expense determined using a fair value based method for all awards	(9,812)	(5,593)	(32,471)	(17,414)
Pro forma net income (loss) attributable to common stockholders	$(6,312)	$31,959	$(109,969)	$58,006

Basic net income (loss) per share:
As reported	$0.02	$0.25	$(0.49)	$0.48
Pro forma	$(0.04)	$0.21	$(0.70)	$0.37

Diluted net income (loss) per share:
As reported	$0.02	$0.24	$(0.49)	$0.47
Pro forma	$(0.04)	$0.21	$(0.70)	$0.37

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

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.”  The consensus was that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. EITF Issue No.  02-14 is effective for periods beginning after September 15, 2004.  The adoption of EITF Issue No.  02-14 is not expected to have a material effect on EarthLink’s results of operations or financial position.

4.  Earnings per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”).  Basic EPS represents the weighted average number of common shares outstanding divided into net income (loss) attributable to common stockholders during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.  The following table reconciles the denominator for the basic and diluted per share computations for the three months ended September 30, 2003 and 2004 and for the nine months ended September 30, 2004:

	Three Months Ended		Nine Months Ended September 30, 2004
	September 30, 2003	September 30, 2004
	(in thousands, except per share data)

Net income attributable to common stockholders (A)	$3,500	$37,552	$75,420

Basic weighted average common shares outstanding (B)	159,998	152,970	155,917
Dilutive effect of Common Stock Equivalents:
Stock options and warrants	2,749	3,086	3,269
Diluted weighted average common shares outstanding (C)	162,747	156,056	159,186

Basic net income per share (A/B)	$0.02	$0.25	$0.48
Diluted net income per share (A/C)	$0.02	$0.24	$0.47

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the nine months ended September 30, 2003 because such inclusion would have an anti-dilutive effect.  The Common Stock Equivalents for the nine months ended September 30, 2003 would have included outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period and outstanding shares of Series A and Series B convertible preferred stock on an as converted basis. The following table summarizes the Common Stock Equivalents that would have been included if such securities had a dilutive effect:

Nine Months Ended September 30, 2003
(in thousands)
Weighted average common shares outstanding used to calculate basic and diluted EPS	156,617
Common Stock Equivalents:
Convertible preferred stock	7,401
Stock options and warrants	1,877
Diluted weighted average common shares outstanding	165,895

During the three months ended June 30, 2003, the holder of Series A and Series B convertible preferred stock converted all remaining shares of Series A and Series B convertible preferred stock into shares of common stock.

5.  Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net income (loss)	$3,500	$37,552	$(72,912)	$75,420
Net change in unrealized gain (loss) on investments	(171)	742	(448)	(218)
Total comprehensive income (loss)	$3,329	$38,294	$(73,360)	$75,202

6.  Facility Exit Costs

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

During the nine months ended September 30, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 Plan and 2004 Plan by $1.5 million based on events occurring during the period. In addition, EarthLink recorded additional severance of $0.1 million and realized additional expense of $0.2 million associated with the disposal and write-down of fixed assets, net of proceeds received.  As a result, EarthLink reduced its facility exit costs by $1.2 million during the nine months ended September 30, 2004.

The following table summarizes the status of the accrued costs associated with the 2003 Plan and 2004 Plan as of and for the nine months ended September 30, 2004:

2003 Plan	Balance December 31, 2003	Facility Exit Costs	Adjustments	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance September 30, 2004
	(in thousands)

Real estate and telecommunications costs, including non-cancelable leases	$9,892	$—	$(479)	$—	$—	$(6,085)	$3,328

2004 Plan	Balance December 31, 2003	Facility Exit Costs	Adjustments	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance September 30, 2004
	(in thousands)

Severance and personnel related costs	$—	$10,580	$87	$—	$—	$(10,600)	$67
Real estate and telecommunications costs, including non-cancelable leases	—	11,292	(1,054)	—	1,359	(4,589)	7,008
Abandoned and disposed assets	—	8,360	205	(8,565)	—	—	—
	$—	$30,232	$(762)	$(8,565)	$1,359	$(15,189)	$7,075

Total	$9,892	$30,232	$(1,241)	$(8,565)	$1,359	$(21,274)	$10,403

7.  Investments

Investments in marketable securities

Short and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.  The Company has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes.  Realized gains and losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations and are determined on a specific identification basis. The following table summarizes proceeds received from the sale of available-for-sale securities and realized gains and losses from the sale of available-for-sale securities for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Proceeds from the sale of investments	$8,926	$33,728	$42,508	$51,814
Realized gains from the sale of investments	40	46	306	77
Realized losses from the sale of investments	(3)	(40)	(7)	(105)

Investments in other companies

During the three and nine months ended September 30, 2004, the Company recognized a loss of $0.7 million on certain of its investments in other companies as a result of a decline in fair value that was considered other than temporary. This loss is included in loss on investments in other companies in the Condensed Consolidated Statements of Operations. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

In addition, certain of EarthLink’s investments in other companies are classified as available-for-sale securities. Accordingly, unrealized gains and losses resulting from changes in the fair value of available-for-sale securities between measurement dates are included in unrealized gains (losses) on investments as a separate component of stockholders’ equity. As of September 30, 2004, EarthLink increased the carrying value of its investments in other companies and adjusted unrealized losses on investments by $0.3 million based on quoted market prices.

8.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004:

	As of December 31, 2003			As of September 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$330,510	$(292,246)	$38,264	$329,362	$(311,663)	$17,699

Goodwill and other indefinite life intangible assets			$118,231			$118,231

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $4.9 million for the remaining three months in the year ending December 31, 2004 and $10.7 million, $2.0 million and $0.1 million for the years ending December 31, 2005, 2006 and 2007, respectively.  Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

9.  Income Taxes

The Company has historically reported net losses and, in accordance with accounting principles generally accepted in the United States, has not recorded any income tax benefits from those losses. The Company reported net income for the three and nine months ended September 30, 2004 and anticipates net income for the year ending December 31, 2004.  Although the Company intends to utilize net operating loss carryforwards to offset taxable income in 2004, the Company expects alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation.

The Company continues to maintain a valuation allowance against its deferred tax assets, consisting primarily of net operating loss carryforwards, and the Company may recognize deferred tax assets in future periods when they are estimated to be realizable.

10.  Share Repurchases

In August 2002, the Board of Directors approved a share repurchase program.  During the three months ended September 30, 2004, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the share repurchase program by $100.0 million to a total of $250.0 million and approved repurchasing common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934. During the three and nine months ended September 30, 2004, the Company repurchased 5.9 million and 11.2 million shares, respectively, of its common stock for $58.6 million and $109.5 million, respectively, pursuant to authorizations by the Board of Directors. As of September 30, 2004, the Company had $89.3 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

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

11.  Deductions for Accretion Dividends

Increases in the liquidation value per share of the outstanding convertible preferred stock resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $3.0 million for the nine months ended September 30, 2003 related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock. Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible.  In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discount for each series was accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $1.6 million for the nine months ended September 30, 2003 related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint Corporation converted all outstanding shares of Series A and Series B convertible preferred stock into common stock during 2003, there are no dividends associated with the Series A and Series B convertible preferred stock in 2004.

12.  Subsequent Event

In October 2004, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $100.0 million to a total of $350.0 million. As of October 31, 2004, the Company had $184.1 million available under the current authorization.

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

The Internet access market in the U.S. grew dramatically from the mid-1990’s through 2000 but has experienced slower growth since, as the market has reached a mature stage of growth. Approximately 70 million households were estimated to have had Internet access services at December 31, 2003, and approximately three to four million new households are estimated to be currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is shrinking but is the most common service. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband or high-speed access is typically priced at $27 to $50 per month and is growing rapidly, having added an estimated six million households in 2003, totaling an estimated 22 million households at the end of 2003. The largest competitors in the broadband access market are the cable companies and regional bell operating companies offering broadband access over their own cable or telephone lines.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.0 million paying subscribers at September 30, 2003 to approximately 5.4 million paying subscribers at September 30, 2004.  Total revenues decreased from $347.4 million during the three months ended September 30, 2003 to $344.0 million during the three months ended September 30, 2004, reflecting a decrease of $2.8 million in equipment and related revenues and a decrease of $3.1 million in revenues associated with acquired prepaid PeoplePC Inc. (“PeoplePC”) subscribers, partially offset by a $2.5 million increase in service and advertising revenues. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced Internet access services, reflecting the growth of our PeoplePC services. Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.  EarthLink continues to explore new initiatives and has launched voice over Internet Protocol (VoIP), converged voice/data and alternative broadband services, which may generate incremental sources of revenue and income.

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

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”).  During the three and nine months ended September 30, 2003 and 2004, our relationship with Sprint generated more than 10% of EarthLink’s total gross organic subscriber additions.  In April 2004, we entered into a new three-year marketing and sales agreement with Sprint which provides that EarthLink will be the preferred high-speed ISP for Sprint’s local residential and small business customers. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through our relationship with Sprint could adversely affect our results of operations.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three and nine months ended September 30, 2004, our relationship with Dell generated more than 5% of EarthLink’s total gross organic subscriber additions.  Our marketing relationship is not exclusive, and a significant decrease in the number of gross subscriber additions generated through our relationship with Dell could adversely affect our results of operations.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of September 30, 2004, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

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

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in EarthLink’s industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30, 2003	December 31, 2003	September 30, 2004
Subscriber Data (a)
Narrowband subscribers	3,841,000	3,984,000	3,973,000
Broadband subscribers	953,000	1,061,000	1,280,000
Web hosting accounts	164,000	161,000	149,000
Total subscriber count at end of period	4,958,000	5,206,000	5,402,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Subscriber Activity
Subscribers at beginning of period	5,039,000	5,335,000	4,987,000	5,206,000
Gross organic subscriber additions	658,000	823,000	1,879,000	2,387,000
Acquired subscribers	5,000	3,000	25,000	7,000
Adjustment (b)	(152,000)	—	(152,000)	—
Churn	(592,000)	(759,000)	(1,781,000)	(2,198,000)
Subscribers at end of period	4,958,000	5,402,000	4,958,000	5,402,000

Churn rate (c)	4.0%	4.7%	4.0%	4.5%

Narrowband Data
Average subscribers	3,854,000	3,975,000	3,926,000	3,980,000
ARPU
Service ARPU (d)	$19.73	$18.08	$19.97	$18.40
Total ARPU (e)	20.39	18.22	20.79	18.58
Churn rate (c)	4.6%	5.5%	4.5%	5.2%

Broadband Data
Average subscribers	921,000	1,241,000	895,000	1,178,000
ARPU (e)	$33.68	$28.16	$32.63	$29.53

Web Hosting Data
Average accounts	165,000	151,000	168,000	156,000
ARPU (e)	$25.04	$25.72	$24.93	$25.94

(a)  Subscriber amounts include paying customers only. Subscriber amounts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.  The subscriber amounts in the table above and in subsequent tables do not include nonpaying customers.

(b) Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter Communications (“Charter”), EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003. See discussion below under “Broadband access revenues” for more information.

(c) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(d) Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues associated with acquired Membership Customers (as described below).

(e) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the period.

The subscriber amounts above and in subsequent tables do not include prepaid, bundled subscribers (“Membership Customers”) that purchased a bundled package (which included a computer, Internet access, customer support and an in-home warranty) from PeoplePC prior to the date of our acquisition of PeoplePC in July 2002 that continue to receive service for their prepaid terms.  As of September 30, 2003 and 2004, there were 294,000 and 26,000 such Membership Customers, respectively, receiving services, a decline from 518,000 at the date of the acquisition. These amounts include 99,000 and 11,000 international Membership Customers as of September 30, 2003 and 2004, respectively, which EarthLink does not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenues as it delivers services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenues recorded were $3.4 million and $12.1 million during the three and nine months ended September 30, 2003, respectively, and $0.3 million and $1.6 million during the three and nine months ended September 30, 2004, respectively.

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(dollars in millions)
Revenues:
Narrowband access	$235.7	$217.2	$(18.5)	-8%	$734.6	$665.5	$(69.1)	-9%
Broadband access	93.1	104.9	11.8	13%	262.9	313.2	50.3	19%
Web hosting	12.4	11.7	(0.7)	-6%	37.6	36.3	(1.3)	-3%
Advertising and other value-added services	6.2	10.2	4.0	65%	18.3	29.1	10.8	59%
Total revenues	347.4	344.0	(3.4)	-1%	1,053.4	1,044.1	(9.3)	-1%

Operating costs and expenses:
Telecommunications service and equipment costs	130.6	103.7	(26.9)	-21%	398.7	329.4	(69.3)	-17%
Sales incentives	6.3	2.1	(4.2)	-67%	16.8	7.7	(9.1)	-54%
Total cost of revenues	136.9	105.8	(31.1)	-23%	415.5	337.1	(78.4)	-19%

Sales and marketing	86.3	110.8	24.5	28%	282.8	312.0	29.2	10%
Operations and customer support	69.3	60.3	(9.0)	-13%	223.7	194.7	(29.0)	-13%
General and administrative	29.7	24.1	(5.6)	-19%	96.8	78.3	(18.5)	-19%
Acquisition-related amortization	22.9	4.9	(18.0)	-79%	75.6	19.4	(56.2)	-74%
Facility exit costs	—	0.3	0.3	*	36.6	29.0	(7.6)	-21%
Total operating costs and expenses	345.1	306.2	(38.9)	-11%	1,131.0	970.5	(160.5)	-14%

Income (loss) from operations	2.3	37.8	35.5	*	(77.6)	73.6	151.2	*
Loss on investments in other companies	—	(0.7)	(0.7)	*	—	(0.7)	(0.7)	*
Interest income and other, net	1.2	1.6	0.4	33%	4.7	4.3	(0.4)	-9%
Income (loss) before income taxes	3.5	38.7	35.2	*	(72.9)	77.2	150.1	*
Provision for income taxes	—	1.1	1.1	*	—	1.8	1.8	*
Net income (loss)	3.5	37.6	34.1	*	(72.9)	75.4	148.3	*
Deductions for accretion dividends	—	—	—	*	(4.6)	—	4.6	*
Net income (loss) attributable to common stockholders	$3.5	$37.6	$34.1	*	$(77.5)	$75.4	$152.9	*

* denotes percentage is not meaningful or not calculable

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access and equipment revenues associated with selling personal computers, handheld devices and other Internet access devices.  The following table identifies the components of narrowband access revenues for the three months ended September 30, 2003 and 2004:

	Three Months Ended September 30,
	2003	2004	$ Change	% Change
	(in thousands)

Service revenues	$228,075	$215,537	$(12,538)	-5%
Equipment and related revenues	4,263	1,413	(2,850)	-67%
Revenues associated with acquired Membership Customers (deferred service liability)	3,375	282	(3,093)	-92%
Narrowband access revenues	$235,713	$217,232	$(18,481)	-8%

Narrowband access revenues decreased $18.5 million, or 8%, from $235.7 million during the three months ended September 30, 2003 to $217.2 million during the three months ended September 30, 2004. The decrease in narrowband revenues was due to a decrease in narrowband service ARPU, a decrease in equipment and related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers.

Narrowband service ARPU decreased from $19.73 during the three months ended September 30, 2003 to $18.08 during the three months ended September 30, 2004, due to the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to valued-priced access services, which are generally priced at $10.95 per month.  During the three months ended September 30, 2003 and 2004, average value-priced access subscribers were 242,000 and 690,000, respectively, representing 6% and 17%, respectively, of our average narrowband customer base. Also contributing to the decrease in average monthly narrowband access service revenue per subscriber, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased from $4.3 million during the three months ended September 30, 2003 to $1.4 million during the three months ended September 30, 2004 due to EarthLink’s decision in 2003 to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services.

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

Average narrowband subscribers increased slightly from 3.9 million during the three months ended September 30, 2003 to 4.0 million during the three months ended September 30, 2004.  However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. The increase in value-priced access subscribers was offset by a decrease in premium-priced narrowband subscribers resulting from the migration of premium-priced narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  We expect the mix of our narrowband subscriber base to continue to shift from premium-priced narrowband access services to value-priced access services.  Nonetheless, the number of narrowband subscribers we are able to add may decline, the cost of acquiring new narrowband subscribers through our own sales and marketing efforts may increase, and/or the number of customers who discontinue the use of our service (churn) may increase as the market continues to mature or if competition becomes more intense.

The following table summarizes narrowband subscriber activity during the three months ended September 30, 2003 and 2004:

	Three Months Ended September 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	3,881	3,976
Gross organic subscriber additions	491	641
Acquired subscribers	5	3
Narrowband subscribers converted (to) from our broadband services	(9)	7
Churn	(527)	(654)
Subscribers at end of period	3,841	3,973

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our quarterly average monthly churn rates for narrowband subscribers were 4.5%, 4.5%, 4.6% and 4.8% during the four quarters of 2003 and 5.2%, 5.0% and 5.5% for the first three quarters of 2004.  The increase in churn from the rates experienced in early 2003 was due to early-life churn related to the high level of gross subscriber additions, particularly for our value-priced access services, an increased number of subscribers who migrate to broadband services, and discontinuing service to certain wireless subscribers in the third and fourth quarters of 2003.  If churn rates continue to be at or above the rates experienced in the third quarter of 2004, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results.  In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased $11.8 million, or 13%, from $93.1 million during the three months ended September 30, 2003 to $104.9 million during the three months ended September 30, 2004. The increase was due to a higher average number of broadband subscribers, from 0.9 million during the three months ended September 30, 2003 to 1.2 million during the three months ended September 30, 2004.  The effect of the increase in average subscribers was partially offset by a decrease in broadband ARPU. The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services.

Broadband ARPU for each of our retail broadband service offerings for the three months ended September 30, 2004 remained at levels consistent with rates realized during the three months ended September 30, 2003.  However, overall broadband ARPU decreased 16% from $33.68 during the three months ended September 30, 2003 to $28.16 during the three months ended September 30, 2004 primarily due to a shift in the mix of our broadband subscriber base from retail DSL subscribers to retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access from other ISPs.  The shift in the mix of our broadband customer base was attributable to maintaining a consistent level of retail DSL customers while growing our retail cable and EarthLink Experience customer bases.

The following table summarizes broadband subscriber activity during the three months ended September 30, 2003 and 2004:

	Three Months Ended September 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	993	1,206
Gross organic subscriber additions	155	175
Narrowband subscribers converted to (from) our broadband services	9	(7)
Adjustment (a)	(152)	—
Churn	(52)	(94)
Subscribers at end of period	953	1,280

(a) Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter, EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003. See discussion below.

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, EarthLink markets the service directly to consumers under the EarthLink brand, has latitude in establishing price, and is responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price, provides the communications link to the consumer’s home, and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. While retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service, wholesale relationships are priced at less than $10 per month recognizing the more limited set of activities performed by EarthLink. In a retail relationship, EarthLink recognizes the amount the subscriber is billed as revenue.  In a wholesale relationship, EarthLink recognizes the net amount due it from the wholesale partner as revenue.  The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  Incumbent local exchange carriers (“ILECs”) have generally reduced retail prices for their broadband service offerings. Such competitive pressures may cause us to decrease the price of our retail broadband access services which may cause our service offerings to be uneconomical in certain markets.  Consequently, we may cease or reduce the marketing of our retail broadband services in markets where it is uneconomical to do so at competitive prices.  However, if competitive pressures subsequently subside in certain markets and our service offerings become economical, we may reverse course and aggressively market our retail broadband services.  These factors may result in a decrease in overall broadband ARPU, particularly for our retail DSL services; a reduction in gross margin dollars per subscriber; and/or may result in fewer new broadband subscribers from our sales and marketing programs.  Any of these could have a materially adverse effect on the profitability of our business.

Contracts with broadband network partners

We have agreements with varying terms with all of our significant broadband network providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider	Month	Year
Covad Communications Group, Inc.	November	2004
Comcast Corporation	July	2005
Subsidiaries of SBC Communications, Inc.	January	2006
Subsidiaries of SBC Communications, Inc.	September	2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon Communications Inc.	June	2006
Time Warner Cable	December	2006

Our contract with Covad Communications Group, Inc. (“Covad”) expires in November 2004.  EarthLink and Covad are jointly pursuing an extension of the contract.  Nonetheless, the current contract has automatically renewed on a month-to-month basis, and the contract will continue to renew unless either party elects to terminate the contract. In the event that Covad elects to terminate the contract, EarthLink would have six months to transition its customers to other providers’ networks.

During the three months ended June 30, 2004, EarthLink entered into a new DSL agreement with Verizon Communications Inc. (“Verizon”) expanding our coverage area to an additional 6.5 million homes within the Verizon territory and reducing our wholesale broadband access cost per customer.  As a result, EarthLink launched marketing efforts and began offering retail DSL services at a price of $39.95 per month in select Verizon territories.

We have historically had wholesale relationships with Sprint and Charter. In April 2004, EarthLink and Sprint entered into an extended and revised wholesale broadband agreement pursuant to which the arrangement was extended for three years.  However, the new agreement provides for average revenue per subscriber that may be less than previous levels.

Our contract with Charter to provide wholesale broadband services expired in July 2003.  In July 2003, we signed a new agreement with Charter pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering EarthLink Experience, a premium, add-on Internet service, to Charter subscribers in these markets for a smaller monthly fee.  The premium Internet service includes functionality available in our current retail narrowband and broadband service offerings such as Pop-Up Blocker, spamBlocker and ScamBlocker.  Approximately 23,000 Charter customers have subscribed as of September 30, 2004 to the premium, add-on Internet service.

The availability of and charges for last mile access with these and other last mile broadband network providers, including ILECs, competitive local exchange carriers (“CLECs”) and cable providers, at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. We cannot be certain of renewal or non-termination of our contracts with our broadband providers. EarthLink’s results of operations could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms, renew or extend current contracts with broadband network providers at all, acquire similar broadband network capacity from competing ISPs, or otherwise extend our broadband footprint.

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

In August 2003, the Federal Communications Commission (“FCC”) issued its UNE Triennial Review Order which, among other things, eliminates line sharing over a three year transition period. Line sharing allows CLECs such as Covad to purchase the High Frequency Portion of the Loop (HFPL) from an ILEC for less than the cost of purchasing an entire line. Purchasing the HFPL as a separate Unbundled Network Element (“UNE”) allows Covad to offer wholesale DSL services to EarthLink on a cost-effective basis. Various parties, including Covad, appealed the FCC’s Order. In March 2004, the U.S. Court of Appeals for the District of Columbia (DC) Circuit overturned portions of the FCC’s Order but upheld the elimination of line sharing.  In August 2004, the FCC issued interim rules regarding UNE availability but did not include line sharing. The FCC will issue permanent rules regarding UNE availability.  Such rules could extend the availability of line sharing, and EarthLink has a motion for reconsideration on line sharing pending before the FCC. However, there is no guarantee that any of these efforts will be successful.

In April 2004, Covad entered into a three year line sharing agreement with Qwest Corporation.  In September 2004, Covad reached agreements with SBC Communications, Inc. to make new line sharing arrangements available through September 2005 and with Verizon to make new line sharing arrangements available through February 2005.  However, if Covad is unable to continue to obtain reasonable line sharing rates, its wholesale DSL offerings for new customers may become uneconomic or it may cease selling wholesale broadband services for new customers. In either event, we may use other wholesale broadband providers’ networks, including ILECs’ and/or cable providers’ networks, for new subscribers. While EarthLink currently has contractual arrangements with other broadband vendors, such an event may cause EarthLink to incur additional costs and/or pay increased rates for wholesale broadband services from other vendors in the future.

We have agreements with varying terms with all of our significant broadband network providers (see “Contracts with broadband network partners” above).  The availability of and charges for last mile broadband access with most ILECs are governed by tariffs and contracts with up to two years remaining on current contract terms. Two of our ILEC broadband providers set availability and prices based on tariffed rates, which are subject to change from time to time. We do not believe our contracts with the ILECs are subject to the aforementioned line sharing regulations; however, future regulatory actions regarding line sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us.

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

In light of the regulatory developments and otherwise, EarthLink’s strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to offer products, features and services which enhance customers’ online experience and create consumer demand. To this end, EarthLink is attempting to gain access to a larger number of cable systems over which it can offer its services and to demonstrate its ability to deliver meaningful volumes of customers to its DSL and cable providers by continuing to actively grow its retail broadband subscriber base. EarthLink continues to evaluate the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other technologies, to gain further wholesale broadband access and create greater wholesale broadband access competition.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 6% from $12.4 million during the three months ended September 30, 2003 to $11.7 million during the three months ended September 30, 2004 due to a decrease in average web hosting accounts.

Average web hosting accounts were 165,000 during the three months ended September 30, 2003 and 151,000 during the three months ended September 30, 2004.  This decrease was partially offset by an increase in ARPU, which was $25.04 and $25.72 during the three months ended September 30, 2003 and 2004, respectively, due to the launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and related revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services. Other value-added services revenues include certain ancillary services sold as add-on features to our basic services, such as email storage and security.

Advertising and other value-added services revenues increased $4.0 million, or 65%, from $6.2 million during the three months ended September 30, 2003 to $10.2 million during the three months ended September 30, 2004, primarily due to increased search advertising revenues and increased revenues associated with ancillary security and email services.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of equipment, including Internet appliances, wireless devices and personal computers.  Telecommunications service and equipment costs decreased 21% from $130.6 million during the three months ended September 30, 2003 to $103.7 million during the three months ended September 30, 2004, and decreased as a percentage of total revenues from 37.6% to 30.1%.   The decrease in telecommunications service and equipment costs was due to a 27% decrease in average monthly costs per subscriber partially offset by a 9% increase in average subscribers.

The decrease in average monthly costs per subscriber was primarily due to more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decrease was a decline in equipment and related costs from $7.7 million during the three months ended September 30, 2003 to $3.2 million during the three months ended September 30, 2004. This decline was due to the discontinuation of certain equipment-related products including personal computers bundled with Internet access. In addition, EarthLink routinely reaches agreements with telecommunications service providers regarding contractual provisions and other matters that can favorably and unfavorably impact telecommunications costs. During the three months ended September 30, 2004, EarthLink reached agreements with certain providers which had a net favorable impact on telecommunications costs for narrowband and broadband. In addition, telecommunications service and equipment costs for the three months ended September 30, 2003 included a $2.1 million write-down due to our decision to discontinue providing wireless services to certain customers supported by and to cease adding wireless subscribers to the OmniSky Corporation platform.

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

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 19% of total subscribers at September 30, 2003 to 24% of total subscribers at September 30, 2004, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues throughout 2004.  Beyond 2004, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Cost of revenues also includes sales incentives.  We offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers.  Sales incentives decreased from $6.3 million during the three months ended September 30, 2003 to $2.1 million during the three months ended September 30, 2004 primarily due to a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses consist of advertising, direct response mailings, bounties paid to channel partners, sales and marketing personnel costs, and promotional materials.  Sales and marketing expenses increased 28% from $86.3 million during the three months ended September 30, 2003 to $110.8 million during the three months ended September 30, 2004 due to an increase in sales and marketing efforts for our value-priced access services and broadband services and increased expenses associated with our marketing partners resulting from the increase in gross subscriber additions. These increases were partially offset by a decline in sales expenses associated with the closing of four contact centers in the three months ended March 31, 2004.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased from $69.3 million during the three months ended September 30, 2003 to $60.3 million during the three months ended September 30, 2004.  The decrease was a result of decreased personnel and occupancy related costs resulting from the closing of four contact centers in the three months ended March 31, 2004, as well as decreased depreciation due to abandoned and disposed assets associated with the closings, partially offset by an increase in outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased $5.6 million from $29.7 million during the three months ended September 30, 2003 to $24.1 million during the three months ended September 30, 2004.  The decrease was primarily due to a decrease in tax related costs, legal fees and bad debt expenses.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased $18.0 million, from $22.9 million during the three months ended September 30, 2003 to $4.9 million during the three months ended September 30, 2004, primarily as a result of the OneMain.com, Inc. subscriber base becoming fully amortized in September 2003 and several smaller subscriber acquisitions becoming fully amortized over the past year.

Loss on investments in other companies

During the three months ended September 30, 2004, we recorded a loss of $0.7 million on certain of our investments in other companies as a result of a decline in fair value that was considered other than temporary.

Interest income and other, net

Interest income and other, net, increased from $1.2 million during the three months ended September 30, 2003 to $1.6 million during the three months ended September 30, 2004 due to increases in investment yields and our average cash and marketable securities balance.  Our weighted average investment yields have increased from approximately 1.3% during the three months ended September 30, 2003 to approximately 1.7% during the three months ended September 30, 2004 as the U.S. Federal Reserve Bank increased interest rates.  Our average cash and marketable securities balance increased from $441.7 million during the three months ended September 30, 2003 to $515.7 million during the three months ended September 30, 2004.

Provision for income taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported net income for the three months ended September 30, 2004 and anticipate net income for the year ending December 31, 2004.  Although we intend to utilize net operating loss carryforwards to offset taxable income in 2004, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable.  To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Narrowband access revenues

The following table identifies the components of narrowband access revenues for the nine months ended September 30, 2003 and 2004:

	Nine Months Ended September 30,
	2003	2004	$ Change	% Change
	(in thousands)

Service revenues	$705,356	$659,225	$(46,131)	-7%
Equipment and related revenues	17,106	4,641	(12,465)	-73%
Revenues associated with acquired Membership Customers (deferred service liability)	12,132	1,585	(10,547)	-87%
Narrowband access revenues	$734,594	$665,451	$(69,143)	-9%

Narrowband access revenues decreased $69.1 million, or 9%, from $734.6 million during the nine months ended September 30, 2003 to $665.5 million during the nine months ended September 30, 2004. The decrease in narrowband revenues was due to a decrease in narrowband service ARPU, a decrease in equipment and related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers.

Narrowband service ARPU decreased from $19.97 to $18.40 during the nine months ended September 30, 2003 and 2004, respectively, due to the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to valued-priced access services, which are generally priced at $10.95 per month.  During the nine months ended September 30, 2003 and 2004, average value-priced access subscribers were 165,000 and 577,000, respectively, representing 4% and 14%, respectively, of our average narrowband customer base. Also contributing to the decrease in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased from $17.1 million during the nine months ended September 30, 2003 to $4.6 million during the nine months ended September 30, 2004 due to EarthLink’s decisions in 2003 to cease active marketing of MailStation products and services and to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services. Revenues associated with the PeoplePC deferred service liability declined due to the expiration of acquired prepaid customers’ prepay terms.

Average narrowband subscribers increased slightly from 3.9 million during the nine months ended September 30, 2003 to 4.0 million during the nine months ended September 30, 2004.  However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. The increase in value-priced access subscribers was offset by a decrease in premium-priced narrowband subscribers resulting from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.

The following table summarizes narrowband subscriber activity during the nine months ended September 30, 2003 and 2004:

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	4,035	3,984
Gross organic subscriber additions	1,421	1,880
Acquired subscribers	25	7
Narrowband subscribers converted (to) from our broadband services	(44)	3
Churn	(1,596)	(1,901)
Subscribers at end of period	3,841	3,973

Broadband access revenues

Broadband access revenues increased $50.3 million, or 19%, from $262.9 million during the nine months ended September 30, 2003 to $313.2 million during the nine months ended September 30, 2004. The increase was due to a higher average number of broadband subscribers, from 0.9 million during the nine months ended September 30, 2003 to 1.2 million during the nine months ended September 30, 2004.  The effect of the increase in average subscribers was partially offset by a decrease in overall broadband ARPU. The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services.

Broadband ARPU for each of our retail broadband service offerings for the nine months ended September 30, 2004 remained at levels consistent with rates realized during the nine months ended September 30, 2003.  However, overall broadband ARPU decreased 10% from $32.63 during the nine months ended September 30, 2003 to $29.53 during the nine months ended September 30, 2004 due to a shift in the mix of our broadband subscriber base from retail DSL subscribers to retail cable and EarthLink Experience customers and lower average wholesale revenue per wholesale subscriber attributable to the renegotiation of contracts with our wholesale partners over the past twelve months.

The following table summarizes broadband subscriber activity during the nine months ended September 30, 2003 and 2004:

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
Subscribers at beginning of period	779	1,061
Gross organic subscriber additions	423	484
Narrowband subscribers converted to (from) our broadband services	44	(3)
Adjustment (a)	(152)	—
Churn	(141)	(262)
Subscribers at end of period	953	1,280

(a) Due to the reduction in revenue per subscriber during the transition period under our arrangement with Charter, EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003.

Web hosting revenues

Web hosting revenues decreased 3% from $37.6 million during the nine months ended September 30, 2003 to $36.3 million during the nine months ended September 30, 2004 due to a decrease in average web hosting accounts. Average web hosting accounts were 168,000 during the nine months ended September 30, 2003 and 156,000 during the nine months ended September 30, 2004.  This decrease was partially offset by an increase in ARPU which was $24.93 and $25.94 during the nine months ended September 30, 2003 and 2004, respectively, due to the launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and other value-added services revenues increased $10.8 million, or 59%, from $18.3 million during the nine months ended September 30, 2003 to $29.1 million during the nine months ended September 30, 2004, primarily due to increased search advertising revenues and increased revenues associated with ancillary security and email services.

Cost of revenues

Telecommunications service and equipment costs decreased 17% from $398.7 million during the nine months ended September 30, 2003 to $329.4 million during the nine months ended September 30, 2004, and decreased as a percentage of total revenues from 37.9% to 31.5%.   The decrease in telecommunications service and equipment costs was due to a 22% decrease in average monthly telecommunications service and equipment costs per subscriber partially offset by a 7% increase in average subscribers.

The decrease in average monthly costs per subscriber was primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decrease was a decline in equipment and related costs from $34.7 million during the nine months ended September 30, 2003 to $11.2 million during the nine months ended September 30, 2004 due to the discontinuation of certain products including MailStation and personal computers bundled with Internet access.

Sales incentives decreased from $16.8 million during the nine months ended September 30, 2003 to $7.7 million during the nine months ended September 30, 2004 due to a decline in broadband equipment costs, including support provided by broadband network partners to offset such costs; a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers; and a decline in the number of modems provided to customers.

Sales and marketing

Sales and marketing expenses increased 10% from $282.8 million during the nine months ended September 30, 2003 to $312.0 million during the nine months ended September 30, 2004 due to increases in sales and marketing efforts for our value-priced access services and broadband services and expenses associated with our marketing partners due to the increase in gross subscriber additions. These increases were partially offset by a decline in marketing expenses associated with our MailStation products and services and a decline in sales expenses associated with the closing of four contact centers during the three months ended March 31, 2004.

Operations and customer support

Operations and customer support expenses decreased from $223.7 million during the nine months ended September 30, 2003 to $194.7 million during the nine months ended September 30, 2004.  The decrease was a result of decreased personnel and occupancy related costs resulting from the closing of four contact centers in the three months ended March 31, 2004, partially offset by an increase in outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses decreased $18.5 million from $96.8 million during the nine months ended September 30, 2003 to $78.3 million during the nine months ended September 30, 2004.  The decrease was primarily due to decreases in tax related costs, professional and legal fees and bad debt expense.

Acquisition-related amortization

Acquisition-related amortization decreased $56.2 million from $75.6 million during the nine months ended September 30, 2003 to $19.4 million during the nine months ended September 30, 2004, primarily as a result of the InfiNet.com, Inc. and OneMain.com, Inc. subscriber bases becoming fully amortized in May 2003 and September 2003, respectively.

Facility Exit Costs

During the three months ended March 31, 2003, we executed a plan to streamline our contact center facilities (the “2003 Plan”). In connection with the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, we recorded facility exit costs of approximately $36.6 million during the first quarter of 2003. These costs included approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

During the three months ended March 31, 2004, we executed a plan to restructure and further streamline our contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia.  Approximately 1,140 employees were directly impacted, primarily customer support personnel.  During the nine months ended September 30, 2004, we reduced our estimates for real estate commitments associated with the 2003 Plan and the 2004 Plan, recorded additional severance and realized additional expense associated with the disposal and write-down of fixed assets, net of proceeds received. As a result of the 2004 Plan and the subsequent changes in estimates to the 2003 Plan and 2004 Plan, EarthLink recorded facility exit costs of $29.0 million during the nine months ended September 30, 2004.

Loss on investments in other companies

During the nine months ended September 30, 2004, we recorded a loss of $0.7 million on certain of our investments in other companies as a result of a decline in fair value that was considered other than temporary.

Interest income and other, net

Interest income and other, net, decreased 9% from $4.7 million during the nine months ended September 30, 2003 to $4.3 million during the nine months ended September 30, 2004 due primarily to a decrease in investment yields, partially offset by an increase in our average cash and marketable securities balance.  Our weighted average investment yields decreased from approximately 1.7% during the nine months ended September 30, 2003 to approximately 1.4% during the nine months ended September 30, 2004 as the U.S. Federal Reserve Bank reduced interest rates.  Our average cash and marketable securities balance increased from $460.5 million during the nine months ended September 30, 2003 to $502.2 million during the nine months ended September 30, 2004.

Provision for income taxes

We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from those losses. We reported net income for the nine months ended September 30, 2004 and anticipate net income for the year ending December 31, 2004.  Although we intend to utilize net operating loss carryforwards to offset taxable income in 2004, we expect alternative minimum tax amounts to be payable primarily due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are estimated to be realizable.  To the extent we report taxable income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

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

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.”  The consensus was that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. EITF Issue No.  02-14 is effective for periods beginning after September 15, 2004.  The adoption of EITF Issue No.  02-14 is not expected to have a material effect on EarthLink’s results of operations or financial position.

Liquidity and Capital Resources

Our operating activities provided cash of $144.2 million during the nine months ended September 30, 2004, primarily resulting from net income of $75.4 million, depreciation and amortization expenses relating to our network, facilities and intangible assets of $62.0 million and non-cash disposals and impairments of fixed assets, primarily associated with the closing of four contact centers, of $9.4 million.  Additional cash was provided by a $5.1 million decrease in accounts receivable, net.  Approximately $7.1 million of facility exit costs recorded during the nine months ended September 30, 2004 were accrued and unpaid as of September 30, 2004, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accrued liability for the 2004 facility exit costs, we used cash of approximately $16.4 million to reduce accounts payable, accrued and other liabilities, and deferred revenue.

Our investing activities used cash of $127.3 million during the nine months ended September 30, 2004.  This was primarily due to $100.7 million used for purchases of investments, net of sales and maturities of investments in marketable securities.  Additionally, we used cash of $21.5 million for capital expenditures, $3.8 million for investments in other companies and $2.0 million for purchases of subscriber bases from ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003.

Our financing activities used cash of $96.7 million during the nine months ended September 30, 2004, primarily due to the repurchase of 11.2 million shares of EarthLink common stock for $109.9 million.  This was partially offset by the receipt of $13.4 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan.

As of September 30, 2004, we had $270.0 million in cash and cash equivalents. In addition, we held short and long-term investments in marketable securities valued at $169.6 million and $68.7 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our subscriber base, the rate of expansion of our network infrastructure, the sizes and types of acquisitions in which we may engage, the level of resources required to expand our marketing and sales programs, and general economic developments. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, subscriber bases and/or access technologies that complement ours, and we may use cash to repurchase shares of our common stock. We will also use cash to continue to pay real estate obligations associated with facilities exited in our contact center restructurings. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Share repurchase program

In August 2002, the Board of Directors approved a share repurchase program and authorized an initial repurchase of up to $25.0 million of EarthLink’s common stock. In October 2004, the Board of Directors increased the amount authorized to repurchase EarthLink’s common stock under EarthLink’s share repurchase program by $100.0 million to a total of $350.0 million.   As of October 31, 2004, we have used approximately $165.9 million pursuant to our share repurchase program and have $184.1 million available under the current authorization.  We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

In 2004, the Board of Directors approved repurchasing EarthLink common stock under existing authorizations pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

Safe Harbor Statement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, EarthLink seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates and future overall revenues; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause churn to increase, or may cause us to reduce, or prevent us from raising, prices for our services which would adversely impact ARPU; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as management anticipates; (6) that declining levels of economic activity, increasing maturity of the market for Internet access, or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (7) that we may experience other difficulties that limit our growth potential or lower future overall revenues; (8) that service interruptions could harm our business; (9) that we have historically not been profitable and we may not be able to sustain profitability; (10) that our third-party network providers may be unwilling or unable to provide Internet access; (11) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long-distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (12) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (13) that government regulations could force us to change our business practices; (14) that we may not experience the level of benefits we expect in connection with restructuring our contact centers and may not otherwise be able to contain our costs; and (15) that some other unforeseen difficulties may occur. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in EarthLink’s business, and should be read in conjunction with the more detailed cautionary statements included in EarthLink’s other filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held most of our investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of September 30, 2004. This is due to the relatively short maturities of our investments. The following table summarizes our investments by security type as of December 31, 2003 and September 30, 2004.

	As of December 31, 2003		As of September 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Asset-backed securities	$165,237	$165,147	$108,849	$108,792
U.S. corporate notes	92,656	92,623	58,990	58,867
Government agency notes	23,349	23,355	170,688	170,242
Commercial paper	15,787	15,787	13,418	13,418
	$297,029	$296,912	$351,945	$351,319

The following table presents the amounts of our cash equivalents and short and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003 and September 30, 2004. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2003		As of September 30, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$158,787	$158,787	$113,028	$113,028
Weighted average interest rate	1.2%		1.9%
Weighted average maturity (mos.)	0.7		0.5

Included in marketable securities-current	$89,205	$89,088	$170,129	$169,593
Weighted average interest rate	1.7%		1.7%
Weighted average maturity (mos.)	6.7		6.4

Included in marketable securities-long-term	$49,037	$49,037	$68,788	$68,698
Weighted average interest rate	1.7%		2.4%
Weighted average maturity (mos.)	14.1		20.0

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.           Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2004 are as follows:

2004	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	718	$9.66	718	$140,888
August 1 through August 31	2,962	9.64	2,962	112,351
September 1 through September 30	2,241	10.30	2,241	89,254
Total	5,921		5,921

(1) In August 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”).  During 2003 and 2004, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $350.0 million. EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

As a result of a $100.0 million increase in Repurchase Program authorizations approved by the Board of Directors in October 2004 as well as repurchases during October 2004, EarthLink had $184.1 million available under the current authorization as of October 31, 2004.

In 2004, the Board of Directors approved repurchasing EarthLink common stock under the existing Repurchase Program pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

Item 6.   Exhibits.

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

EARTHLINK, INC.

Date:	November 9, 2004	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	November 9, 2004	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)