Form 10-K
period 2004-12-31
EARTHLINK INC
filed 2005-03-11
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(404) 815-0770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2004 was $1,366.5 million.

As of February 28, 2005, 145,912,701 shares of common stock were outstanding.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders expected to be held on May 3, 2005 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2004

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. EarthLink, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in Item 7 and under “Risk Factors” in Item 1.

PART I

Item 1.        Business.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting; and advertising and related services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies. We have grown our customer base organically through traditional marketing channels such as direct marketing; media advertising; alliances with strategic partners and original equipment manufacturers; retail outlets; and word of mouth and referral marketing. We have also grown our customer base through acquisitions of businesses and subscriber bases.

In January 2005, we announced an agreement with SK Telecom Co., Ltd. to form SK-EarthLink, a joint venture expected to offer wireless voice and data services to individual and business customers nationwide. We believe SK-EarthLink will allow us the opportunity to expand and further diversify the markets in which we offer our products and services and to operate in the growing voice and data services segment of the wireless market.

Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Business Strategy

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on high-growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; marketing high quality, differentiated products and services; improving operating margins to fund growth; and expanding into new growth markets.

Focus on high-growth opportunities

Broadband, or high-speed, access is growing rapidly, and the number of estimated households with broadband access grew from 22 million at the end of 2003 to 29 million at the end of 2004. Analysts predict households with high-speed connections will surpass households with dial-up connections during 2005. We provide high-speed Internet access services in markets throughout the U.S., and as of December 31, 2004, we had approximately 1.4 million broadband subscribers. We have established a national broadband footprint via multiple wholesale vendors, enabling us to offer digital subscriber line (“DSL”), cable, fixed wireless and/or satellite broadband services in multiple markets throughout the U.S. We will continue our efforts to expand our broadband footprint by pursuing new partnerships and relationships with wholesale broadband providers. We continue to explore, evaluate, research and test the commercial feasibility of emerging alternative broadband access technologies, including power line, fixed wireless or other non-terrestrial based means of access, to maintain and expand our broadband footprint and/or deliver broadband services more cost effectively.

The market for value-priced narrowband access services has grown over the past several years by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. We provide value-priced Internet access services through our PeoplePC Online offering. Continued declines in telecommunications costs have allowed companies to begin offering Internet access services with limited functionality and support services at comparatively lower prices. We have grown our value-priced narrowband subscriber base with the PeoplePC Online offering from 424,000 subscribers at December 31, 2003 to 876,000 subscribers at December 31, 2004. We anticipate the market for value-priced narrowband access will continue to grow, and we anticipate increasing our sales and marketing efforts and expenses for the PeoplePC Online offering to increase our value-priced narrowband customer base.

Market high quality, differentiated products and services

We continue to focus significant resources on attracting and retaining subscribers by providing them with fast and reliable access to the Internet through a variety of platforms and services. We are focused on deploying products and services that enhance customers’ Internet experiences, such as spamBlocker, Pop-Up BlockerSM, EarthLink Spyware BlockerSM, TotalAccess® 2005 with Parental Controls (including the EarthLink Kid Patrol Browser), Virus BlockerSM, ScamBlockerTM, web browsing acceleration-related applications for value-priced and premium narrowband subscribers, NortonTM Security products and email-by-phone. In addition, we provide a customizable Personal Start PageTM that lets subscribers create their own launch point to the Internet. As a result, subscribers can search, organize, shop and communicate—via email, chat or Instant Messaging—all from one convenient location. We are devoted to delivering innovative products, services and applications that customers can use to enhance their Internet experiences and believe customer adoption of these innovative tools improves customer loyalty and reduces churn.

We have always been committed to delivering high-quality customer service and technical support and have been recognized by several industry publications and groups as a leader in providing excellent customer service, including the highest ranking in customer satisfaction for our high-speed and dial-up Internet services according to the J.D. Power and Associates 2004 Internet Service Provider Residential Customer Satisfaction StudySM and the 2004 PC Magazine Readers’ Choice Award for dial-up services. We believe that a high level of customer satisfaction allows us to compete more effectively. We focus on the customer relationship in an effort to increase loyalty and reduce churn.

Improve operating margins to fund growth

We are focused on delivering our services more cost effectively by capitalizing on the continuing decline in telecommunications costs, leveraging the benefits of scale throughout our business, reducing and more efficiently handling the number of calls to contact centers, exploring cost effective outsourcing opportunities and streamlining our internal processes and operations. We leverage our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing our network to increase its efficiency. We are also focused on improving our marketing effectiveness and utilizing cost effective distribution channels.

During 2003 and 2004, we implemented plans to close contact center facilities to reduce overall costs. We realized reduced costs in 2003 and 2004 as a result of completing these plans. We will continue to manage operating expenses, devoting resources to evaluate the cost structure of our business, and we intend to leverage our infrastructure as we seek to grow our customer base and revenues.

Expand into new growth markets

A growing part of our strategy is to introduce new products and services to enhance our competitive position and generate additional revenues and profits. Since the inception of our business, we have expanded from a traditional dial-up service provider to a provider of broadband access services, value-priced access services and wireless access services.

During 2004, we became the first major ISP to offer a wireless voice and data solution, and we expanded our voice service offerings to include EarthLink Unlimited Voice Service, a service delivered via Voice over Internet Protocol (“VoIP”). In January 2005, we entered into a definitive agreement with SK Telecom Co., Ltd., Korea’s leading mobile communications company, to form a joint venture, called SK-EarthLink, to market wireless voice and data services in the U.S. and enter the growing wireless data and voice market.

We expect to continue to evaluate the feasibility of new technologies and develop and launch new advanced service offerings, focusing primarily on offerings associated with traditional wireline and wireless voice services. In order to be successful, we must adapt to the ever changing competitive, legal and regulatory environments to deliver compelling, competitive and useful services to consumers and businesses.

Service Offerings

Our primary service offerings include narrowband Internet access, including premium and value-priced dial-up access over traditional telephone lines and wireless access through a variety of handheld and laptop devices; high-speed or broadband access via DSL, cable modem, satellite and dedicated circuits; web hosting; and advertising and other value-added services. We derive substantially all revenues from services and related fees, and such amounts represented 99% of total revenues for the year ended December 31, 2004. The remaining revenues relate to sales of equipment and devices used by our customers to access our services.

Narrowband access

Narrowband access revenues consist of monthly fees charged to customers for dial-up and wireless Internet access; installation fees; early termination fees; equipment revenues associated with selling handheld devices and other Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. We had approximately 3.9 million narrowband subscribers as of December 31, 2004. Narrowband access revenues were $874.0 million, or 63% of total revenues, for the year ended December 31, 2004.

We anticipate growth in our value-priced narrowband subscriber base and revenues during 2005; and, we expect modest declines in our premium-priced narrowband subscriber base and revenues. We also anticipate continued differentiation of narrowband access and related services, particularly in the pricing of services and the types of applications and support included in the service offerings, each designed to meet the unique needs of customers. In addition, we expect our narrowband subscribers and narrowband access revenues to decrease from 2004 levels as a result of the transfer of approximately 30,000 wireless subscribers to the SK-EarthLink joint venture.

Broadband access

Broadband access revenues consist of monthly fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and equipment revenues associated with the sale of modems and other access devices to our subscribers. We had approximately 1.4 million broadband subscribers as of December 31, 2004. For the year ended December 31, 2004, broadband access revenues were $419.4 million, or 30% of total revenues.

We expect growth in our broadband access subscriber base and revenues as the market for broadband services continues to increase and as we continue our efforts to expand our broadband footprint and the variety of access methods we use to deliver broadband services.

Web hosting

We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence. For the year ended December 31, 2004, web hosting revenues were $47.5 million, or 4% of total revenues. We had approximately 144,000 web hosting accounts as of December 31, 2004.

Advertising and other value-added services

We generate advertising and other value-added services revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; fees generated through revenue sharing arrangements with online partners accessed through our properties; commissions received from partners for the sale of partners’ services to our subscribers; sales of advertising on our various online properties, such as the Personal Start Page; and fees associated with services which are incremental to our Internet access services, such as mail storage and security. Our advertising and other value-added services revenues were $41.2 million, or 3% of total revenues, for the year ended December 31, 2004.

Marketing Channels

Our sales and marketing efforts consist of the following programs:

Advertising.   We advertise our services in print, billboard, electronic and broadcast media. We utilize various campaigns which may include national and regional television, radio, print and online ads. Our campaigns may also include sponsorships of various community programs and sporting events.

Direct Marketing.   We promote our services directly to customers in the form of direct mail offers, which generally advertise a free or discounted trial period to incent consumers to sign-up for our services, and through promotional inserts in packages, periodicals and newspapers.

Original Equipment Manufacturers.   We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our hardware and software manufacturing partners include, among numerous others, Dell Inc. (“Dell”), Hewlett Packard and IBM.

Sprint Partnership.   We have a relationship with Sprint Corporation (“Sprint”) in which Sprint purchases wholesale narrowband and broadband services from us for resale and in which Sprint markets our retail services. During the year ended December 31, 2004, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions.

Retail.   We market our products and services through retail outlets such as Best Buy, Fry’s, Circuit City, RadioShack, Staples and OfficeMax.

Affinity Marketing.   Our affinity marketing partners include many AAA clubs, USAA, AARP and several airlines including Delta, Northwest and Southwest. Partners typically bundle our Internet access software with their own goods or services to create a package that promotes EarthLink to potential customers.

Member Referral Program.   We believe existing customers are among our most important marketing tools. We currently waive one month of standard Internet access service fees for each customer who refers a new customer to EarthLink’s service.

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

•       help sites and Internet guide files on the EarthLink web site; and

•       printed reference material.

For our value-priced narrowband Internet access services, we provide free email-based customer support and technical assistance seven days a week, 24 hours a day. We also offer free customer billing and software installation support via telephone seven days a week, 24 hours a day, and we offer fee-based technical support via telephone for technical matters other than software installation seven days a week, 24 hours a day.

Technical Developments and Service Enhancements

TotalAccess 2005

TotalAccess 2005 is EarthLink’s Internet access software, which provides tools and email features to enhance customers’ Internet experiences. Key features of TotalAccess 2005 include Pop-Up Blocker, spamBlocker, Spyware Blocker, ScamBlocker, EarthLink Accelerator, parental controls, privacy tools and Easy Switch, a tool that allows customers to easily switch from AOL, MSN and other competitors to our service. Other features include a task panel that provides one-click access to the Internet, email and personal web space; automatic notification when newer versions of relevant software are available; improved email features; and enhanced search features powered by Google.

Pop-Up Blocker

Pop-Up Blocker, offered to subscribers at no additional charge, is software designed to prevent advertising windows from appearing above (pop-up) or under (pop-under) a customer’s main browser window. Pop-Up Blocker is equipped with a feature that combats rich media ads on the Internet. Rich media ads are pop-ups or animated and audio-enabled cartoons that move across web pages.

spamBlocker

spamBlocker, offered to premium-priced narrowband and broadband subscribers at no additional charge and to value-priced subscribers at a nominal incremental cost, is a spam-blocking feature that enables subscribers to eliminate virtually 100 percent of all junk email. spamBlocker invokes a ‘permission-based’ auto-response to spam and unrecognized email addresses, asking the sender to fill out a short, easy-to-complete form to gain access to the subscriber’s inbox at the subscriber’s discretion. EarthLink has been a leader in the fight against spam and aggressively combats spam through technical solutions, litigation and customer education.

Spyware Blocker

Spyware Blocker offers customers protection against spyware. Spyware is a type of software that secretly forwards information about a computer user’s online activities to another individual or company without the user’s knowledge or permission. In January 2004, EarthLink began offering a spyware detection program, SpyAudit, to all Internet users free-of-charge.

ScamBlocker

In April 2004, EarthLink was the first major ISP to begin offering a phisher-blocking feature to all Internet users at no charge. ScamBlocker is a consumer protection application designed to help protect Internet users from “phisher” site scams, which trick unsuspecting consumers into giving personal information by mimicking legitimate corporate web sites. With ScamBlocker, users are warned about accessing known or suspected phisher sites and are redirected to an EarthLink-generated web page that provides additional information about phishers and similar online scams and actions subscribers can take to further protect themselves.

EarthLink Accelerator

EarthLink offers EarthLink Accelerator in its premium-priced narrowband Internet access service offering at no extra charge. This enables faster surfing speeds by utilizing a web acceleration technology that reduces the size of web pages and page elements sent to customers’ browsers.

Virus Blocker

Virus Blocker is a server-side, anti-virus tool that helps prevent subscribers from downloading Internet-borne viruses, worms and other malicious code via email messages and attachments sent to their EarthLink email accounts.

Protection PackPLUS

During 2004, EarthLink launched the EarthLink Protection PackPLUSTM, a suite of protection applications for customers that currently use another provider for their dial-up or high-speed access. For a monthly fee, Protection PackPLUS customers receive a suite of products that includes spamBlocker, Spyware Blocker, ScamBlocker, Pop-Up Blocker, Virus Blocker, Privacy Tools, Parental Controls, and antivirus and firewall software.

PeoplePC

PeoplePC’s access software is distinct and separate from TotalAccess 2005, which is used to deliver service to the EarthLink-branded premium narrowband subscribers. The PeoplePC software has fewer features and applications than TotalAccess 2005 and uses Smart Dialer technology that allows customers to access the fastest and most reliable connection. PeoplePC’s access software also includes spam filtering and other applications to enhance customers’ Internet experiences. In addition, PeoplePC offers a fee-based web accelerator service and a fee-based spam blocking service, both of which are similar to the functionality included in TotalAccess 2005.

Network Infrastructure

We provide subscribers with Internet access through both EarthLink-managed facilities and third-party telecommunications service providers. Approximately 95% and 92% of the U.S. population can access our premium-priced and value-priced access services, respectively, through a local telephone call. We have developed, maintain and operate a network of approximately 9,500 access numbers and maintain additional access numbers for backup and other purposes. We maintain a leased backbone connecting 18 cities and our three technology centers. Our backbone is a networked loop of connections that we have acquired the right to use. Through a combination of backbone, peering and transit, our network is capable of supporting more than five Gigabits per second of traffic at peak.

We have network service agreements with Level 3 Communications, Inc. (“Level 3”), MCI, Inc. (“MCI”), Qwest Corporation (“Qwest”) and other carriers to provide dial-up services. We have agreements with BellSouth Corporation (“BellSouth”), Covad Communications Group, Inc. (“Covad”), SBC Communications Inc. (“SBC”), Qwest, Verizon Communications Inc. (“Verizon”), and MCI that allow us to provide DSL services. We also have agreements with Time Warner Cable, Bright House Networks and Comcast Corporation (“Comcast”) that allow us to provide broadband services over each company’s cable network in all Time Warner Cable and Bright House Networks markets and certain Comcast markets.

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

Telecommunications Regulation

Neither the Federal Communications Commission (“FCC”) nor any other governmental agency directly regulates ISPs, which are classified as providers of unregulated “information services” rather than regulated “telecommunications services” under the terms of the Telecommunications Act of 1996. Accordingly, most regulations which apply to telephone companies and other common carriers do not apply to us. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. However, we are permitted to bill our customers to recover universal service fees passed through to us by our telecommunications vendors. The classification of Internet access services as “information services” may discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, the FCC could subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice services provided over the Internet, such as VoIP, as “telecommunications” or a “telecommunications service” even though Internet access itself might not be regulated. Such a decision could result in us being subject to universal service fees, access fees and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance.

We could also be affected by any change in the ability of customers to reach our network through dial-up telephone connections without any additional charges. The FCC has ruled that ISPs are enhanced service providers and are thus exempt from access charges that apply to traditional telecommunications companies. Local telephone companies typically assess charges on long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet.

State public utility commissions generally have declined to regulate enhanced or information services. However, some state commissions continue to review potential regulation of these services. There can be no assurance that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

Broadband Access

We purchase last mile broadband access from incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”) and cable providers. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs are required by current law to make last mile access available on a non-discriminatory basis to ISPs like EarthLink, although there are currently regulatory proposals which could change this requirement. Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. However, an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit held that the provision of cable broadband Internet services includes a “telecommunications service.” This ruling may ultimately require cable providers to make last mile access available on a non-discriminatory basis to ISPs; however, we cannot predict the outcome of a pending Supreme Court review of this decision. We are also unable to predict the outcome of any further legal, regulatory or legislative proceedings or the impact of any such regulations or rulings on our business and operations. Time Warner Cable makes last mile access available to EarthLink and other ISPs as a condition of the AOL-Time Warner merger and after taking over six of Time Warner Cable’s markets, Bright House Networks continues to make access available. EarthLink also offers broadband Internet access over cable to Comcast customers in the Seattle and Boston area markets.

In August 2003, the FCC issued its UNE Triennial Review Order which, among other things, eliminates line sharing over a three-year transition period. Line sharing allows CLECs such as Covad to purchase the High Frequency Portion of the Loop (“HFPL”) from an ILEC for less than the cost of purchasing an entire line. Purchasing the HFPL as a separate Unbundled Network Element (“UNE”) allows Covad to offer wholesale DSL services to EarthLink on a cost-effective basis. Various parties, including Covad, appealed the FCC’s Order. In March 2004, the U.S. Court of Appeals for the District of Columbia (DC) Circuit overturned portions of the FCC’s Order but upheld the elimination of line sharing. In August 2004, the FCC issued interim rules regarding UNE availability but did not include line sharing. The FCC voted on permanent rules regarding UNE availability in December 2004 and released its written order in February 2005, but this order did not address line sharing. EarthLink has a motion for reconsideration on line sharing still pending before the FCC.

Covad is one of our largest providers of wholesale broadband access. In April 2004, Covad entered into a three-year line sharing agreement with Qwest. In September 2004, Covad reached an agreement with SBC to make new line sharing arrangements available through September 2005. In December 2004, Covad announced a four-year line sharing agreement with Verizon. However, if Covad is unable to continue to obtain reasonable line sharing rates, its wholesale DSL offerings for new customers may become uneconomic or it may cease selling wholesale broadband services for new customers. In either event, we may use other wholesale broadband providers’ networks, including ILECs’ and/or cable providers’ networks, for new subscribers. While we currently have contractual arrangements with other broadband vendors, such an event may cause us to incur additional costs and/or pay increased rates for wholesale broadband services from other vendors in the future.

We may file actions with the FCC or federal courts in our efforts to ensure wholesale broadband access is available on economically reasonable terms. In May 2004, we filed a formal complaint with the FCC against SBC Communications Inc. and SBC Advanced Solutions, Inc. (collectively, the “SBC Companies”) alleging the SBC Companies’ wholesale DSL prices are inflated compared to cost and that the SBC Companies use excess profits generated by inflating wholesale prices to unlawfully cross-subsidize their own retail DSL service offering, in violation of the Telecommunications Act of 1996.

In light of the regulatory developments and otherwise, our strategy for gaining continuing access to wholesale broadband DSL and cable lines and for gaining increasingly favorable prices is to offer products, features and services which enhance customers’ online experiences and thus create consumer demand. To this end, we are attempting to gain access to a larger number of cable systems over which we can offer our services and to demonstrate our ability to deliver meaningful volumes of customers to our DSL and cable providers by continuing to actively grow our retail broadband subscriber base. We continue to evaluate the commercial feasibility of emerging alternative broadband access technologies, including broadband over power lines, fixed wireless and other technologies, to gain further wholesale broadband access in order to create greater retail broadband competition.

Broadband Access Agreements

The availability of and charges for last mile broadband access with most ILECs are governed by tariffs and contracts with up to two years remaining on current contract terms. Two of our ILEC broadband providers set availability and prices based on tariffed rates, which are subject to change from time to time. We do not believe our contracts with the ILECs are subject to the above-mentioned line sharing regulations; however, future regulatory actions regarding line sharing as well as the competitive environment may adversely affect our ability to extend or renew our current contracts with ILECs on terms acceptable to us. We have agreements with varying terms with all of our significant broadband network providers. Our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider	Month	Year
Covad Communications Group, Inc.	May	2005
Comcast Corporation	July	2005
Subsidiaries of SBC Communications Inc.	January	2006
Subsidiaries of SBC Communications Inc.	September	2006
Subsidiaries of BellSouth Corporation	March	2006
Verizon Communications Inc.	October	2006
Time Warner Cable and Bright House Networks	December	2006

Our contract with Covad automatically renews on a month-to-month basis, and the contract will continue to renew unless either party elects to terminate the contract. In the event that Covad elects to terminate the contract, we would have six months to transition our customers to other providers’ networks.

Our contract with Comcast expires in July 2005. In the event we are unable to renew or otherwise extend our contract with Comcast, we would have twelve months to solicit and transition our customers to other providers’ networks.

During 2004, EarthLink entered into a new DSL agreement with Verizon expanding our coverage area to an additional 6.5 million homes within the Verizon territory and reducing our wholesale broadband access cost per customer. As a result, we launched marketing efforts and began offering retail DSL services at a price of $39.95 per month in select Verizon territories.

We have historically had wholesale relationships with Sprint and Charter Communications, Inc. (“Charter”). In April 2004, EarthLink and Sprint entered into an extended and revised wholesale broadband agreement pursuant to which the arrangement was extended for three years. However, the new agreement provides for less average revenue per subscriber for us than previous levels.

In July 2003, we signed a new agreement with Charter pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering EarthLink Experience, a premium, add-on Internet service, to Charter subscribers in these markets for a smaller monthly fee. The premium Internet service includes functionality available in our current retail premium narrowband and broadband service offerings such as Pop-Up Blocker, spamBlocker and ScamBlocker.

The availability of and charges for last mile access with these and other last mile broadband network providers, including ILECs, CLECs and cable providers, at the expiration of current terms cannot be assured. We cannot be certain of renewal or non-termination of our contracts with our broadband providers. Our results of operations could be materially, adversely affected if we are unable to renew or extend contracts with our current broadband network providers on acceptable terms.

Internet Taxation

The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003. As with the preceding Internet Tax Freedom Act, “grandfathered” states which taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access and/or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services and could materially adversely affect our business.

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

•       local and regional ISPs;

•       free or value-priced ISPs such as United Online;

•       national telecommunications companies, such as AT&T and MCI;

•       regional Bell operating companies, such as SBC, Verizon and BellSouth;

•       content companies, such as Yahoo!, who have expanded their service offerings;

•       cable television companies providing broadband access, including Comcast, Charter and Cox Communications, Inc.; and

•       utility and local and long distance telephone companies.

Competition in the market for Internet access service is likely to continue increasing, and competition impacts the pricing of our services, sales and marketing costs to acquire new subscribers and the number of customers that discontinue using our services, or churn.

Proprietary Rights

We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements. From time to time, third parties have alleged that certain of our trademarks and technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

As of December 31, 2004, we employed 2,067 permanent and temporary employees, including 509 sales and marketing personnel, 1,255 operations and customer support personnel and 303 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

Available Information

EarthLink files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet web site (http://www.earthlink.net) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as well as Section 16 reports filed on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We also provide a copy of our Annual Report via mail, at no cost, upon receipt of a written request to the following address:

Investor Relations

EarthLink, Inc.

1375 Peachtree Street

Atlanta, GA 30309

Risk Factors

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We may not be able to successfully implement our broadband strategy, which could adversely affect our ability to grow or sustain revenues and our profitability.

As of December 31, 2004, subscribers for our broadband, or high-speed, services comprised approximately 25% of our total customer base, and our broadband services have favorably contributed to our overall average monthly service revenue per subscriber. One component of our strategy for increasing our broadband customer base and revenues is to ensure we can cost-effectively purchase wholesale broadband access. We continue to experience resistance from the regional bell operating companies (“RBOCs”) and cable providers in gaining cost-effective, wholesale access to their networks over which we could provide our high-speed access services. We have agreements with many of the RBOCs for wholesale access; however, we continue to observe competitive retail pricing by the RBOCs for high-speed access without corresponding declines in the prices for wholesale access, which inhibits our ability to compete on a cost-effective basis. Cable providers have generally resisted granting us wholesale access to their networks to provide high-speed access services and have generally not been required by law to make access available. We continue to evaluate the commercial feasibility of emerging alternative broadband technologies, including power line and fixed wireless, to gain further wholesale broadband access and create greater wholesale broadband access competition.  Our results of operations could be adversely affected if we are unable to maintain or expand our broadband footprint or are unable to obtain wholesale prices that allow us to cost effectively sell our high-speed services.

Competition for broadband services continues to increase. Competitors have used and may continue to use aggressive marketing efforts, including significantly discounting the retail price of their services, to attract new subscribers which may adversely impact the number of broadband customers we are able to add. There can be no assurance that we will be able to continue to attract subscribers to these services, that we will not experience increased churn with respect to these services or that we will not reduce the profitability of our broadband services to remain competitive, any of which could adversely affect our broadband subscriber base and revenues.

A significant component of our broadband strategy is managing and reducing the costs associated with delivering broadband services, including recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband customers such as sales and marketing and installation and hardware costs. While we believe cost reductions associated with the delivery of broadband access services will result in broadband contributing positively to overall operating profit margins, our profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of broadband services and costs incurred to add new broadband customers.

We may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and wireline communications services.

The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with wireless and wireline voice services, including VoIP services; developing applications to enhance customers’ Internet experiences; and researching and testing technologies used to deliver broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which would adversely affect our revenues.

Our service offerings may fail to be competitive with existing and new competitors.

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

•       local and regional ISPs;

•       free or value-priced ISPs such as United Online;

•       national telecommunications companies, such as AT&T and MCI;

•       regional Bell operating companies, such as SBC, Verizon and BellSouth;

•       content companies, such as Yahoo!, who have expanded their service offerings;

•       cable television companies providing broadband access, including Comcast, Charter and Cox Communications, Inc.; and

•       utility and local and long distance telephone companies.

Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies continue to provide ISP services. Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage.

Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new subscribers through our own sales and marketing efforts may increase, and/or the number of subscribers who discontinue the use of our service (churn) may increase. Increased churn rates indicate customers are discontinuing services which results in a decrease in our customer base and adversely impacts revenues.

We continue to implement plans to address churn, including adding new features to enhance our service offerings. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn. If we experience an increase in monthly churn rates, or if we are unable to attract new subscribers in numbers sufficient to increase or maintain the level of our overall subscriber base, our business, financial position, results of operations and cash flows could be adversely affected.

As competition in the ISP market continues to intensify, competitors may merge or form strategic alliances that would increase their ability to compete with us for subscribers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base.

Competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which could adversely impact our average revenue per user.

Competition impacts our ability to retain customers and price our services. As the market for Internet access remains competitive, some providers have reduced and may continue to reduce the retail price of their Internet services to maintain or increase their market share, causing us to reduce, or preventing us from raising, our prices and potentially causing our subscriber base to decrease. As a result, our revenues may not grow at anticipated rates, and our business may suffer. Additionally, we may incur increased sales and marketing expenses in an effort to maintain our existing customers or to attract new customers, which would adversely impact our profitability.

Our commercial and alliance arrangements may be terminated or may not be as beneficial to us as we anticipate, which could adversely affect our ability to increase our subscriber base.

A significant number of our subscribers have been generated through strategic alliances, including our marketing relationships with Sprint and Dell. Generally, our strategic alliances and marketing relationships are not exclusive. In addition, as our agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in expanding our subscriber base and adversely affect our ability to increase or sustain the size of our subscriber base, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and our revenues.

The continued decline of our narrowband revenues could adversely affect our profitability.

Our premium-priced narrowband service offering is our most profitable service offering; however, our premium-priced narrowband subscriber base and revenues have been declining. We expect our premium-priced narrowband subscriber base and revenues to continue to decline, which could adversely affect our results of operations.

Over the past two years, we have increased our value-priced narrowband access customer base, which has partially offset the adverse impact on revenues of the decline in our premium narrowband customer base. We expect to continue to grow our value-priced narrowband subscriber base and revenues, which could partially offset the expected decline in our premium-priced narrowband subscriber base and revenues. However, competition is intense from current and new competitors. In addition, we have experienced a higher level of churn with respect to our value-priced services than with our other services, and this trend is expected to continue. With respect to our value-priced narrowband services, there can be no assurance that we will be able to continue to increase or maintain the size of our customer base, that we will not continue to experience increased churn rates, or that we will not reduce the price of our value-priced services to remain competitive. In addition, our value-priced narrowband access services are not as profitable as our premium-priced narrowband access services which could adversely affect the future profitability of our business.

We may experience significant fluctuations in our operating results and rate of growth, and we may not be able to sustain profitability.

Our results of operations have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•       our ability to retain and increase revenues associated with our existing customers, attract new customers and satisfy our customers’ demands;

•       our ability to sustain profitability;

•       our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

•       changes to service offerings and pricing by us or our competitors;

•       fluctuations in the size of our subscriber base, including fluctuations caused by seasonality, churn, our marketing efforts, and competitors’ marketing and pricing strategies;

•       changes in the mix of our subscriber base, particularly changes in the overall mix of our customer base between narrowband and broadband and, more specifically, the mix of our narrowband customer base between value-priced and premium narrowband customers and the mix of our broadband customer base between retail and wholesale customers;

•       changes in the number of hours users use our access services;

•       the amount of marketing expenditures we incur, including fluctuations in payments to marketers of our services for adding paying subscribers to our customer base;

•       changes in the terms, including pricing, of our agreements with our telecommunications providers;

•       the effects of strategic alliances, acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•       fluctuations and impairments in the values of our investments, including our equity investments in other companies and our investments in marketable securities, attributable to the operating and financial results of the companies in which we have invested;

•       technical difficulties, system downtime or interruptions;

•       changes in the demand and rates for Internet advertising;

•       increases or reductions in advertising and commerce revenues from significant customers;

•       the effects of litigation and the timing of resolutions of disputes;

•       the amount and timing of operating costs and capital expenditures;

•       changes in governmental regulation and taxation policies;

•       events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

•       changes in, or the effect of, accounting rules, on our operating results, such as recording expenses for stock options granted to employees.

Our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access.

We rely on telecommunications providers for network, voice and data services. Our principal providers for narrowband telecommunications services are Level 3 and Qwest, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also purchase broadband access from ILECs, CLECs and other cable providers. We also use various telecommunications providers for voice services, including our VoIP services, our wireless services and to provide toll-free and fee-based customer support. Our ability to provide Internet access, voice services and related customer support to our subscribers will be limited if third parties are unable or unwilling to provide telecommunications and last mile access to our existing and future customers, we are unable to secure alternative arrangements upon partial or complete termination of third-party network and voice provider agreements or there is a loss of access to third-party providers’ networks for other reasons. These events could also limit our ability to expand or could reduce the size of our footprint, which could, in turn, have a material adverse effect on our business. If we lose access to third-party networks under our current arrangements, we may not be able to make alternative arrangements on terms acceptable to us, or at all. We do not currently have any plans or commitments with respect to alternative arrangements. While our contracts with our third-party providers require them to provide commercially reliable service to us and our subscribers, the performance of third-party providers may not meet our or our customers’ requirements and we may not be able to procure alternative services, which could materially adversely affect our business, financial condition and results of operations.

Companies may not provide narrowband or last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable.

We provide our broadband services to customers using the last mile element of telecommunications and cable companies’ networks. The term “last mile” generally refers to the element of the network that is directly connected to homes and business. We have agreements with BellSouth, Covad, SBC, Qwest and Verizon that allow us to provide DSL services using the last mile element of their networks. We also have agreements with Time Warner Cable, Bright House Networks and Comcast that allow us to provide broadband services over each company’s cable network in select markets. We do lesser amounts of business with a wide variety of local, regional and other national providers. The availability of and charges for access with any of our network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. We cannot be certain of renewal or non-termination of our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network providers on acceptable terms, renew or extend current contracts with network providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint.

Each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, and results of operations.

The intensity of competition in the telecommunications industry has resulted in significant declines in pricing for telecommunications services that we purchase, and such declines have had a favorable effect on our operating performance. However, the intensity of competition and wholesale telecommunications pricing, which have benefited us, have caused some telecommunications companies to experience financial difficulty. Our prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Service interruptions or impediments could harm our business.

Harmful software programs.   Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

Security breaches.   We depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Some consumers and businesses have in the past used our network, services and brand names to perpetrate crimes and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

Natural disaster or other catastrophic event.   Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have three technology centers at various locations in the U.S. which contain a significant portion of our computer and electronic equipment. These technology centers host and manage Internet content, email, web hosting and authentication applications and services. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problem that impacts one of our locations or our third-party providers’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

Network infrastructure.   The success of our business depends on the capacity, reliability and security of our network infrastructure, including that of our third-party telecommunications providers’ networks. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third-party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate over the Internet. Such expansion and improvement may require substantial financial, operational and managerial resources. We may not be able to expand or improve our network infrastructure, including acquiring additional capacity from our third-party providers, to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all.

We may experience increases in our telecommunications usage that exceed our available telecommunications capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation which could cause an increase in churn and would adversely impact our revenues. While our objective is to maintain excess capacity, our failure to expand or enhance our network infrastructure, including our ability to procure excess capacity from third-party telecommunications providers, on a timely basis or to adapt it to an expanding subscriber base or changing subscriber requirements could materially adversely affect our business, financial condition and results of operations.

We may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, customers, partners and others to protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our copyrights, trademarks, patents and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer.

The protection of our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies and intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect these assets will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. Such events could substantially diminish the value of our technology and property which could adversely affect our business.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

From time to time, third parties have alleged that we infringed on their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our Internet access services. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing and supporting our service offerings. Any of these could result in increases in our operating expenses or could limit or reduce the number of our service offerings.

Government regulations could force us to change our business practices.

Changes in the regulatory environment regarding the Internet could cause our revenues to decrease and/or our costs to increase. Currently, ISPs are considered “information service” providers rather than “telecommunications” providers, and therefore are not directly regulated by the FCC or any other governmental agency, other than with respect to regulations that govern businesses generally, such as regulations related to consumer protection. Accordingly, regulations that apply to telephone companies and other telecommunications common carriers do not apply to us. The FCC, however, is examining the regulatory status of ISPs. We operate our services throughout the U.S., and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services, including Internet access and voice services (such as VoIP). As a result, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes or if regulatory-related charges are imposed on ISPs or on dial-up consumers to access the Internet, our business may be adversely affected.

The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Future federal and state laws imposing taxes on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

We may not realize the benefits we are seeking from the SK-EarthLink joint venture transaction or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise.

We have made equity investments in several companies, and we have committed to invest an aggregate of $220 million over the next three years in a joint venture with SK Telecom Co., Ltd. to offer wireless voice and data services to U.S. consumers. We expect the use of cash for the formation of the joint venture with SK Telecom Co., Ltd. (to be called SK-EarthLink) and the financing of SK-EarthLink’s near term operations to adversely affect our cash position. In addition, we expect SK-EarthLink to incur losses due to the start-up nature of its operations, and we expect to be required to include our proportionate share of the earnings (losses) of SK-EarthLink in our statements of operations, which would adversely affect our earnings and earnings per share.

We continue to evaluate investment opportunities and may make investments in the future in companies that offer products and services that are complementary to our offerings and in companies that allow us to vertically integrate our business. The value of each of our investments is subject to general economic, technological and market trends, as well as to the operating and financial decisions of each company’s management team, all of which are outside of our control. In addition, these companies may not gain the expected number of customers and/or generate the expected level of revenues, and consequently, these companies may require additional funding, any of which could diminish the value of or dilute our investment. Our current and future investments in other companies, including our expected investment in the SK-EarthLink joint venture, may not provide the economic returns we are seeking and may lose value, which would materially adversely affect our financial position, results of operations and liquidity.

We utilize third-party providers for technical and customer support, and our business may suffer if our partners are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of our technical and customer support functions. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of customer service functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced contact center service providers utilize several geographically dispersed locations to provide us with technical and customer support services, and as a result, our contact center service providers may become subject to financial and political risks beyond our or the providers’ control which could jeopardize their ability to deliver customer support services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our outsourced customer and technical support service providers terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position and results of operations would suffer.

If we are unable to successfully defend against legal actions, we could face substantial liabilities.

We are currently a party to various legal actions, including class actions. Defending against these lawsuits may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our operating expenses and liquidity.

Our business depends on the continued development of effective business support systems, processes and personnel.

In recent years, we have expanded our service offerings and will endeavor to expand further by offering new products and services to maintain and increase our customer base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our growth initiatives which would strain our management, operational and financial resources. Consequently, we may not be able to hire, train, retain, motivate and manage required personnel and develop, implement, and manage adequate systems, procedures and controls to support new products and services, which may limit our growth potential and adversely affect our business.

Additionally, our business relies on our financial reporting and data systems, including our billing systems, which have grown increasingly complex due to the diversification and complexity of our business.

Our ability to operate our business efficiently depends on these systems, and if we are unable to modify or develop new systems to support our growth initiatives, our business will be adversely affected.

Declining levels of economic activity or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels.

Changes in general economic conditions that affect demand for the Internet could adversely affect our revenues. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce declines or grows at a slower rate than we anticipate, our revenues could be lower than expected and our business could be harmed.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

We believe that our success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this competition, we may experience a shortage of qualified personnel. In addition, the loss of any of our key executives could have a material adverse effect on us.

Provisions in our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of management.

Our certificate of incorporation, bylaws and shareholder rights plan contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent board of directors. These provisions, among other things:

•  divide the board of directors into three classes, with members of each class to be elected in staggered three-year terms;

•  limit the right of stockholders to call special meetings of stockholders; and

•  authorize the board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. In addition, we have adopted a rights plan, which has anti-takeover effects. The rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire our common stock on terms not approved by the board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

Item 2.                        Properties.

We currently maintain and occupy the following principal properties:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Atlanta, GA	328,000	2014
Operations and corporate offices	Pasadena, CA	141,000	2007
Operations and corporate offices	San Francisco, CA	26,000	2007

Our principal executive offices are in Atlanta, Georgia. We also maintain and occupy certain other leased space for operations and administrative purposes. Certain of our leases include scheduled base rent increases over the respective lease terms. The total amount of base rent payments, net of allowances and incentives, is being charged to expense on the straight-line method over the terms of the leases. In addition to the base rent payments, we generally pay a monthly allocation of the buildings’ operating expenses. We believe we have adequate facilities to meet our future growth needs.

We have three technology centers at various locations in the U.S. which contain computer and electronic equipment. We own one and lease two of our three technology centers. The technology centers have a combined square footage of approximately 23,000 feet. Our technology centers host and manage Internet content, email, web hosting and authentication applications and services. We may acquire additional amounts of storage and processing capacity in relatively small increments and, consequently, we expect our future capital expenditures for processing and storage capacity to be largely variable to our needs.

Item 3.                        Legal Proceedings.

We are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.                        Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2004, there were no matters submitted to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

EarthLink’s common stock is traded on the Nasdaq National Market under the symbol “ELNK.” The following table sets forth the high and low sale prices for EarthLink’s common stock for the periods indicated, as reported by the Nasdaq National Market.

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2003
First Quarter	$6.34	$4.50
Second Quarter	8.75	5.35
Third Quarter	9.39	6.59
Fourth Quarter	10.75	7.29
YEAR ENDED DECEMBER 31, 2004
First Quarter	$11.49	$7.85
Second Quarter	11.05	8.59
Third Quarter	10.68	8.69
Fourth Quarter	11.99	9.98
YEAR ENDING DECEMBER 31, 2005
First Quarter (through February 28, 2005)	$11.77	$8.11

Price

The last reported sale price of EarthLink’s common stock on the Nasdaq National Market on February 28, 2005 was $8.73 per share.

Holders

There were approximately 2,056 holders of record of EarthLink’s common stock on February 28, 2005.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth, including investing in growth opportunities such as SK-EarthLink, and to repurchase our common stock. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2004 is set forth under the caption “Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information” in our Proxy Statement referred to in Item 10 or in a subsequent amendment to this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2004 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2004	Repurchased	per Share	Announced Program(1)	Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	470	$10.99	470	$184,089
November 1 through November 30	525	10.52	525	178,568
December 1 through December 31	445	11.46	445	173,470
Total	1,440		1,440

(1)          In August 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”). During 2003 and 2004, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $350.0 million, including a $100.0 million authorized increase in October 2004. Also during 2004, the Board of Directors approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$986,630	$1,244,928	$1,357,421	$1,401,930	$1,382,202
Operating costs and expenses	1,381,431	1,601,458	1,517,442	1,468,894	1,271,444
Income (loss) from operations	(394,801)	(356,530)	(160,021)	(66,964)	110,758
Net income (loss)	(345,922)	(341,061)	(148,033)	(62,194)	111,009
Deductions for accretion dividends (1)	(23,730)	(29,880)	(19,987)	(4,586)	—
Net income (loss) attributable to common stockholders	$(369,652)	$(370,941)	$(168,020)	$(66,780)	$111,009
Basic net income (loss) per share (2)	$(2.99)	$(2.73)	$(1.11)	$(0.42)	$0.72
Diluted net income (loss) per share (2)	$(2.99)	$(2.73)	$(1.11)	$(0.42)	$0.70
Basic weighted average shares outstanding (2)	123,592	135,738	151,355	157,321	154,233
Diluted weighted average shares outstanding (2)	123,592	135,738	151,355	157,321	157,815
Cash flow data:
Cash (used in) provided by operating activities	$(127,162)	$47,388	$18,958	$101,728	$188,152
Cash (used in) provided by investing activities	(351,731)	(538,723)	3,126	25,003	(69,070)
Cash provided by (used in) financing activities	467,886	(10,119)	(24,485)	(88,882)	(108,912)

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$674,746	$173,292	$170,891	$208,740	$218,910
Investments in marketable securities (3)	—	420,732	344,546	279,125	312,060
Cash and marketable securities	674,746	594,024	515,437	487,865	530,970
Total assets	1,486,137	1,182,781	1,023,553	827,020	805,450
Long-term debt, including long-term portion of capital leases	13,472	2,423	937	342	287
Total liabilities	303,886	331,727	331,253	283,357	257,843
Accumulated deficit	(698,030)	(1,068,971)	(1,236,991)	(1,303,771)	(1,192,762)
Stockholders’ equity	1,182,251	851,054	692,300	543,663	547,607

(1)          Reflects the accretion of liquidation dividends on Series A and Series B convertible preferred stock at a 3% annual rate, compounded quarterly, and the accretion of a dividend related to the beneficial conversion feature in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5. During 2003, Sprint converted all remaining shares of Series A and Series B convertible preferred stock into common stock. Consequently, there are currently no shares of Series A or Series B convertible preferred stock outstanding and no associated dividend obligations.

(2)          In February 2000, each outstanding share of then existing EarthLink Network, Inc. common stock was exchanged for 1.615 shares of common stock of EarthLink and each outstanding share of then existing MindSpring Enterprises, Inc. common stock was exchanged for one share of common stock of EarthLink.

(3)          Investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition, including auction rate securities that have reauction periods of less than 90 days but have underlying maturities of greater than 90 days. EarthLink has invested primarily in U.S. corporate notes and asset-backed securities, all of which have a minimum investment rating of A, and government agency notes.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and wireline communications services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as we anticipate; (6) that the continued decline of our narrowband revenues may adversely affect us; (7) that we may experience significant fluctuations in our operating results and rate of growth and we may not be able to sustain profitability; (8) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (9) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (10) that service interruptions or impediments could harm our business; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) that government regulations could force us to change our business practices; (14) that we may not realize the benefits we are seeking from the SK-EarthLink joint venture transaction or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (15) that our third-party providers for technical and customer support may be unable to provide these services on an economical basis or at all; (16) that if we are unable to successfully defend against legal actions, we could face substantial liabilities; (17) that we may be unable to continually develop effective business systems, processes and personnel to support our business; (18) that declining levels of economic activity or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (19) that we may be unable to hire and retain qualified personnel, including our key executive officers; (20) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (21) that our stock price has been volatile historically and may continue to be volatile; and (22) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in

Item 1 of Part I, “Business—Risk Factors,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies. We derive substantially all revenues from services, primarily Internet access services, and related fees, and such revenues represented 97% or more of total revenues for each of the three years in the period ended December 31, 2004. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

The Internet access market in the U.S. grew dramatically from the mid-1990’s through 2000 but has experienced slower growth since as the market has reached a mature stage of growth. Approximately 74 million households are estimated to have had Internet access services at December 31, 2004, and about three to four million new households are currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is the most common service but is shrinking. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband, or high-speed, access is typically priced at $20 to $50 per month and is growing, having added an estimated seven million households in 2004 to an estimated total of 29 million households at the end of 2004. It is predicted that households with broadband connections will surpass households with dial-up connections sometime during 2005.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.2 million paying subscribers at December 31, 2003 to approximately 5.4 million paying subscribers at December 31, 2004. Total revenues decreased from $1,401.9 million during the year ended December 31, 2003 to $1,382.2 million during the year ended December 31, 2004. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base has been declining reflecting the increasing maturity of this service.

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on high-growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; marketing high quality, differentiated products and services; improving operating margins to fund growth; and expanding into new growth markets. The primary challenges we face in successfully implementing our business strategy are competition, purchasing cost-effective wholesale broadband access, and delivering continued improvements in overall profits despite broadband and value-priced narrowband access services becoming a larger percentage of our business.

We operate in a highly competitive market for each of our service offerings, and the competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. The largest competitors in broadband access are the cable companies and regional bell operating companies (“RBOCs”) offering broadband access over their own cable or telephone lines. However, to attract and retain customers, we continue to focus on improving the high-quality Internet experience EarthLink offers, including providing superior customer and technical service and differentiating our products and services with innovative and useful tools that improve the Internet experience. We also continue to seek out new marketing partners and distribution opportunities in our efforts to compete more effectively in adding customers. Nonetheless, we expect our customer mix will continue to shift from premium narrowband to value-priced narrowband and high-speed Internet access services. We also expect competitive pressures will result in continued aggressive promotional pricing offers on our premium narrowband and broadband access service offerings, which may adversely impact our ability to sustain or grow revenues.

We generate lower percentage gross profit margins on our broadband access services than on our other principal forms of Internet access and related services. Based on management’s estimates, broadband gross margins are not currently sufficient to generate positive operating profits. Despite broadband access services becoming a larger percentage of our business, we have improved overall operating profit margins to date by reducing telecommunications costs per customer in all product lines; reducing total operations and customer support expenses; and reducing other operating expenses, including general and administrative expenses and acquisition-related amortization. We believe gross margins on our broadband access services will become sufficient over time to result in broadband access services contributing positively to overall operating profit margins as a result of our continuing to reduce telecommunications costs per customer, customer support costs, and direct sales and marketing expenses required to add new broadband customers.

We have been focused on and have been successful in improving operating margins. During 2004, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. We also improved the efficiency of our customer support efforts by restructuring our contact center operations and further relying on outsourced contact center service providers. We continue to analyze opportunities to more cost effectively deliver our Internet access services without sacrificing the quality of services we provide. We believe the most important factors for us to deliver continued improvements in overall profits are the following:

•       Exploring, identifying and investing in growth opportunities, such as wireless and wireline voice services, and implementing strategies to deliver these services cost effectively

•       Differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences

•       Managing the rate of decline of our traditional, premium-priced narrowband access subscribers and revenues and balancing aggressive promotional pricing with the number of subscribers we are able to add and/or retain while continuing to reduce and leverage operating costs

•       Continuing the growth of our PeoplePC-branded, value-priced narrowband access and our broadband service offerings in spite of competition from current and new competitors

•       Continuing to identify opportunities to improve the cost structure of our business without impacting the quality of services we provide

•       Renewing, extending or otherwise entering into wholesale broadband access agreements with telecommunications providers, including RBOCs and cable providers, at competitive and improved wholesale broadband access prices and, in the event there are adverse changes in the retail pricing environment for broadband access services, at wholesale broadband access prices that decrease sufficiently to at least coincide with declines in retail prices

A growing part of our strategy is to introduce new products and services to enhance our competitive position and generate additional revenues and profits. Some of the new initiatives we are exploring include wireless data and voice solutions, Voice over Internet Protocol, wireless broadband and additional value added services, such as enhanced security products. We expect to continue to evaluate the feasibility of new technologies and develop new service offerings, focusing primarily on offerings associated with traditional wireline and wireless voice services. In that regard, we entered into an agreement with SK Telecom Co., Ltd. (“SKT”) in January 2005 to form SK-EarthLink, a joint venture designed to market wireless voice and data services in the U.S. In order to be successful, we must adapt to the competitive, legal and regulatory environments to deliver compelling, competitive and useful services to consumers and businesses.

However, the factors we believe are instrumental to the achievement of our goals, including the factors identified above, may be subject to competitive, regulatory, and other events and circumstances that are beyond our control. Consequently, although we have successfully improved overall profits during the three-year period ended December 31, 2004, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will result in profit improvements, or that other factors will not arise that would adversely affect future profits.

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”). During the years ended December 31, 2003 and 2004, our relationship with Sprint generated approximately 10% of EarthLink’s total gross organic subscriber additions. In April 2004, we entered into a new three-year marketing and sales agreement with Sprint which provides that EarthLink will be the preferred high-speed ISP for Sprint’s local residential and small business customers. Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

We have a marketing relationship with Dell Inc. (“Dell”). During the year ended December 31, 2004, our relationship with Dell generated more than 5% of EarthLink’s total gross organic subscriber additions. Our marketing relationship is not exclusive, and Dell may pursue relationships with other ISPs.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of December 31, 2004, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

Acquisition

In July 2002, we acquired PeoplePC Inc. (“PeoplePC”). PeoplePC provides value-priced Internet access using a cost-efficient technology platform. PeoplePC also provided a membership package that included a brand-name computer, unlimited Internet access, customer support and an in-home warranty (“Membership Package”). In the transaction, we acquired approximately 518,000 PeoplePC prepaid, bundled subscribers (“Membership Customers”) and approximately 55,000 value-priced, monthly billed subscribers. PeoplePC is currently focused solely on the sale of value-priced access services.

Recent Development

In January 2005, EarthLink entered into a definitive agreement with SKT to form a joint venture—SK-EarthLink. The new entity will be a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT expect for the closing and initial financing of SK-EarthLink to occur in March 2005 and for SK-EarthLink’s operations to commence immediately thereafter. The joint venture will be capitalized with $440.0 million of partner investments over the next three years. Pursuant to SK-EarthLink’s Contribution and Formation Agreement, EarthLink has committed to invest an aggregate of $220.0 million, including $180.0 million of cash and $40.0 million of non-cash assets, including customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in EarthLink’s industry. The following table sets forth subscriber and operating data for the periods indicated:

	As of December 31,
	2002	2003	2004
Subscriber Data (a)
Narrowband subscribers	4,035,000	3,984,000	3,880,000
Broadband subscribers	779,000	1,061,000	1,364,000
Web hosting accounts	173,000	161,000	144,000
Total subscribers at end of year	4,987,000	5,206,000	5,388,000

	Year Ended December 31,
	2002	2003	2004
Subscriber Activity
Subscribers at beginning of year	4,843,000	4,987,000	5,206,000
Gross organic subscriber additions	2,043,000	2,706,000	3,137,000
Acquired subscribers	316,000	76,000	12,000
Adjustment (b)	—	(152,000)	—
Churn	(2,215,000)	(2,411,000)	(2,967,000)
Subscribers at end of year	4,987,000	5,206,000	5,388,000
Churn rate (c)	3.8%	4.0%	4.6%
Narrowband Data
Average subscribers (d)	4,066,000	3,930,000	3,965,000
Service ARPU (e)	$20.70	$19.70	$18.21
Churn rate (c)	4.2%	4.6%	5.3%
Broadband Data
Average subscribers (d)	610,000	931,000	1,215,000
ARPU (f)	$34.23	$32.31	$28.77
Churn rate (c)	1.6%	1.7%	2.5%
Web Hosting Data
Average accounts (d)	173,000	166,000	153,000
ARPU (f)	$25.61	$25.01	$25.84
Churn rate (c)	3.1%	2.8%	2.4%

(a)           Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)          Due to the reduction in revenue per subscriber under our arrangement with Charter Communications (“Charter”), EarthLink excluded approximately 152,000 Charter wholesale broadband subscribers from its total paying subscriber count beginning in the three months ended September 30, 2003. See discussion under “Regulatory Environment” in the Business section of this 10-K for more information.

(c)           Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(d)          Average subscribers or accounts is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the fiscal year.

(e)           Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues associated with acquired Membership Customers (as described below).

(f)             ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the period. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

The subscriber amounts in the preceding and subsequent tables do not include Membership Customers that purchased a bundled package (which included a computer, Internet access, customer support and an in-home warranty) from PeoplePC prior to the date of our acquisition of PeoplePC in July 2002 that continued to receive service for their prepaid terms. As of December 31, 2002, 2003 and 2004, there were 487,000, 160,000 and 14,000 such Membership Customers, respectively, receiving services, a decline from 518,000 at the date of the acquisition. These amounts include 99,000 international Membership Customers as of December 31, 2002 and 2003, respectively, which we did not intend to target in our efforts to convert these Membership Customers to paying subscribers. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, EarthLink established a liability for its estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and EarthLink reduces the liability and records non-cash revenues as it delivers services to these Membership Customers. Such reduction is intended to offset the cost of delivering the services. The reduction in the deferred service liability and the amount of associated revenues recorded were $9.1 million, $14.0 million and $1.8 million during the years ended December 31, 2002, 2003 and 2004, respectively.

Results of Operations

The following table sets forth statement of operations data, cash flow data and employee data for the periods indicated:

	Year Ended December 31,			2003 vs. 2002		2004 vs. 2003
	2002	2003	2004	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Statement of operations data:
Revenues:
Narrowband access	$1,037,829	$965,025	$874,010	$(72,804)	-7%	$(91,015)	-9%
Broadband access	250,591	361,124	419,411	110,533	44%	58,287	16%
Web hosting	53,210	49,902	47,547	(3,308)	-6%	(2,355)	-5%
Advertising and other value-added services	15,791	25,879	41,234	10,088	64%	15,355	59%
Total revenues	1,357,421	1,401,930	1,382,202	44,509	3%	(19,728)	-1%
Operating costs and expenses:
Telecommunications service and equipment costs	543,981	519,149	431,162	(24,832)	-5%	(87,987)	-17%
Sales incentives	37,669	21,176	10,040	(16,493)	-44%	(11,136)	-53%
Total cost of revenues	581,650	540,325	441,202	(41,325)	-7%	(99,123)	-18%
Sales and marketing	373,481	382,965	417,250	9,484	3%	34,285	9%
Operations and customer support	324,555	297,045	255,192	(27,510)	-8%	(41,853)	-14%
General and administrative	123,379	127,664	105,043	4,285	3%	(22,621)	-18%
Acquisition-related amortization (1)	110,885	84,299	24,363	(26,586)	-24%	(59,936)	-71%
Facility exit costs (2)	3,492	36,596	28,394	33,104	*	(8,202)	-22%
Total operating costs and expenses	1,517,442	1,468,894	1,271,444	(48,548)	-3%	(197,450)	-13%
Income (loss) from operations	(160,021)	(66,964)	110,758	93,057	-58%	177,722	*
Loss on investments in other companies (3)	(650)	(202)	(1,420)	448	-69%	(1,218)	*
Interest income and other, net	12,638	4,972	6,131	(7,666)	-61%	1,159	23%
Income (loss) before income taxes	(148,033)	(62,194)	115,469	85,839	-58%	177,663	*
Provision for income taxes	—	—	4,460	—	*	4,460	*
Net income (loss)	(148,033)	(62,194)	111,009	85,839	-58%	173,203	*
Deductions for accretion dividends	(19,987)	(4,586)	—	15,401	-77%	4,586	-100%
Net income (loss) attributable to common stockholders	$(168,020)	$(66,780)	$111,009	$101,240	-60%	$177,789	*
Cash flow data:
Cash provided by operating activities	$18,958	$101,728	$188,152
Cash provided by (used in) investing activities	$3,126	$25,003	$(69,070)
Cash used in financing activities	$(24,485)	$(88,882)	$(108,912)
Employee data:
Number of employees at year end (4)	5,106	3,335	2,067

*                     denotes percentage is not meaningful

(1)             Represents the amortization of intangible assets (other than software) acquired in the acquisitions of other companies and subscriber bases.

(2)             In 2002, facility exit costs resulted from closing our Phoenix contact center facility. In connection with the closing of the facility, we incurred approximately $3.5 million of costs, including $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications costs; and $1.3 million in asset disposals.

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

In 2004, facility exit costs resulted from closing contact centers in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reducing contact center operations in Atlanta, Georgia. In connection with closing these facilities, we incurred approximately $30.2 million of costs, including $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals. Subsequent adjustments to our initial estimates of costs associated with the 2003 and 2004 contact center restructurings resulted in a decrease of facility exit costs of $1.8 million.

(3)             We have made investments in other companies. The loss on investments in other companies represents losses incurred to write our investments down to their estimated realizable value. Our investments include an investment in eCompanies Venture Group, L.P., (“EVG”), a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies, LLC (“eCompanies”). Sky Dayton is a founder and director of eCompanies. The loss on investments for the years ended December 31, 2002 and 2003 reflected a write-down of EarthLink’s investment in EVG to its estimated realizable value.

(4)             Represents full-time equivalents.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access; installation fees; early termination fees; equipment revenues associated with selling handheld devices and other Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. The following table identifies the components of our narrowband access revenues for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003	2004	$ Change	% Change
	(in thousands)
Service revenues	$928,738	$866,498	$(62,240)	-7%
Equipment and related revenues	22,336	5,727	(16,609)	-74%
Revenues associated with acquired Membership
Customers (deferred service liability)	13,951	1,785	(12,166)	-87%
Narrowband access revenues	$965,025	$874,010	$(91,015)	-9%

Narrowband revenues decreased 9% to $874.0 million. The decrease in narrowband revenues was due to a decrease in narrowband service ARPU, a decrease in equipment and related revenues and a decrease in revenues associated with the PeoplePC deferred service liability for acquired Membership Customers.

Narrowband service ARPU decreased from $19.70 during the year ended December 31, 2003 to $18.21 during the year ended December 31, 2004, due to the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to value-priced access services, which are generally priced at $10.95 per month. During the years ended December 31, 2003 and 2004, average value-priced access subscribers were 216,000 and 637,000, respectively, representing 5% and 16%, respectively, of our average narrowband customer base. Also contributing to the decrease in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased due to EarthLink’s decisions in 2003 to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services and to discontinue the sale of MailStation hardware.

Revenues associated with the PeoplePC deferred service liability declined due to the expiration of acquired customers’ prepay terms. EarthLink expects to record approximately $0.5 million of revenues during the year ending December 31, 2005 associated with the acquired Membership Customers, and this amount will continue to decline as acquired Membership Customers reach the end of their prepay terms.

Average narrowband subscribers increased slightly from 3.9 million during the year ended December 31, 2003 to 4.0 million during the year ended December 31, 2004. However, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. Average premium-priced narrowband subscribers decreased 386,000 during 2004, while average value-priced access subscribers increased 421,000. The decrease in premium-priced narrowband subscribers resulted from the migration of subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. We expect the mix of our narrowband subscriber base to continue to shift from premium-priced narrowband access services to value-priced access services.

During the year ended December 31, 2005, the transfer of wireless subscribers to the SK-EarthLink joint venture is expected to cause our narrowband customer base to decline by approximately 30,000 customers and narrowband access revenues to decline approximately $35.0 million compared to the year ended December 31, 2004.

The following table summarizes narrowband subscriber activity for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003	2004
	(in thousands)
Subscribers at beginning of year	4,035	3,984
Gross organic subscriber additions	2,087	2,450
Acquired subscribers	76	12
Narrowband subscribers converted to our broadband services, net	(54)	(15)
Churn	(2,160)	(2,551)
Subscribers at end of year	3,984	3,880

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our average monthly churn rates for narrowband subscribers were 4.6% and 5.3% during the years ended December 31, 2003 and 2004, respectively. The increase in churn from the rates experienced in early 2003 was due to early-life churn related to the high level of gross subscriber additions, particularly for our value-priced access services whose shorter-tenured customers comprise an increasingly greater proportion of our customer base; an increased number of subscribers who are migrating to broadband services; and discontinuing service to certain wireless subscribers during the latter half of 2003 and early 2004 due to the abandonment of the OmniSky platform. If churn rates continue to be at or above the rates experienced in 2004, our narrowband subscriber base may decrease at an accelerated rate which would adversely affect our business.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased 16% to $419.4 million. The increase was due to a higher average number of broadband subscribers, from 0.9 million during the year ended December 31, 2003 to 1.2 million during the year ended December 31, 2004. The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services. The effect of the increase in average subscribers was partially offset by an 11% decrease in overall broadband ARPU.

Broadband ARPU for each of our retail broadband service offerings for the year ended December 31, 2004 remained at levels consistent with rates realized during the year ended December 31, 2003. However, overall broadband ARPU declined 11% due primarily to a shift in the mix of our broadband subscriber base from retail DSL subscribers to retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access from other ISPs. The shift in the mix of our broadband customer base was attributable to maintaining a consistent level of retail DSL customers while growing our retail cable and EarthLink Experience customer bases. Also contributing to the decrease in overall broadband ARPU was lower wholesale ARPU attributable to the renegotiation of contracts with our wholesale partners during 2003 and 2004.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control. Incumbent local exchange carries (“ILECs”) have generally reduced retail prices for their broadband service offerings. Such competitive pressures may cause us to decrease the price of our retail broadband access services which may cause our service offerings to be uneconomical in certain markets and may result in a decrease in overall broadband ARPU and/or a reduction in gross margin dollars per subscriber. Any of these could materially adversely affect our business.

The following table summarizes broadband subscriber activity for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003	2004
	(in thousands)
Subscribers at beginning of year	779	1,061
Gross organic subscriber additions	575	660
Narrowband subscribers converted to our broadband services, net	54	15
Adjustment (a)	(152)	—
Churn	(195)	(372)
Subscribers at end of year	1,061	1,364

(a)    Due to the reduction in revenue per subscriber under our arrangement with Charter, we excluded approximately 152,000 Charter wholesale broadband subscribers from our total paying subscriber count beginning in the three months ended September 30, 2003. See “Regulatory Environment” in the Business section of this 10-K for more information.

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, we market the service directly to consumers under the EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner (including cable companies) markets the service, has latitude in establishing price and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. Retail services are generally priced above $40 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Wholesale relationships are priced between $3 and $6 per month recognizing the limited set of activities performed by EarthLink. In a retail relationship, EarthLink generally recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. As of December 31, 2004, our broadband subscriber base consisted of approximately 63% retail customers and 37% wholesale customers, compared to 68% and 32%, respectively, at December 31, 2003. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

We purchase broadband access from ILECs, competitive local exchange carriers (“CLECs”), and cable providers. Please refer to “Regulatory Environment” and to “Risk Factors” in the Business section of this 10-K for further discussion of the regulatory environment and further discussion regarding our contracts with broadband access providers.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 5% to $47.5 million due to a decrease in average web hosting accounts, which declined 8% from 166,000 during the year ended December 31, 2003 to 153,000 during the year ended December 31, 2004. This decrease was partially offset by an increase in ARPU which increased 3% from $25.01 during the year ended December 31, 2003 to $25.84 during the year ended December 31, 2004, due to the launch of new products with higher price points.

Advertising and other value-added services revenues

Advertising and other value-added services revenues primarily consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services. Advertising and other value-added services revenues also include certain ancillary services sold as add-on features to our Internet services, such as email storage and security products.

Advertising and other value-added services revenues increased 59% to $41.2 million due primarily to increased search advertising revenues. Also contributing to the increase was a $5.2 million increase in ancillary services revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs decreased 17% from $519.1 million during the year ended December 31, 2003 to $431.2 million during the year ended December 31, 2004, and decreased as a percentage of total revenues from 37.0% to 31.2%. The decrease in telecommunications service and equipment costs was due to a 22% decrease in average monthly telecommunications service and equipment cost per subscriber offset by a 6% increase in average subscribers.

The decrease in average monthly costs per subscriber was primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decrease was a $25.8 million decline in equipment and related costs due to the discontinuation of certain products including MailStation and personal computers bundled with Internet access and a $14.8 million decrease in depreciation expense due to network-related assets becoming fully depreciated, lower capital expenditures in recent years and $2.4 million of depreciation expense in 2003 associated with the write-down of the OmniSky platform.

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

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 20% of total subscribers at December 31, 2003 to 25% of total subscribers at December 31, 2004, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues throughout 2005. Beyond 2005, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint, and our largest providers of broadband connectivity are Covad Communications Group, Inc. and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Cost of revenues also includes sales incentives. We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers. Sales incentives decreased 53% from $21.2 million during the year ended December 31, 2003 to $10.0 million during the year ended December 31, 2004 due to a shift in our promotional offers from free products and services to discounted introductory pricing to attract new subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses increased 9% from $383.0 million during the year ended December 31, 2003 to $417.3 million during the year ended December 31, 2004, and increased as a percentage of total revenues from 27% to 30%. The increase in total sales and marketing expenses was primarily due to increases in general marketing efforts for our value-priced access services and broadband services and expenses associated with the increase in gross subscriber additions, which resulted in increased payments to our distribution partners for new paying subscribers. These increases were partially offset by a decline in sales expenses associated with the closing of four contact centers during the first quarter of 2004 which favorably impacted our telemarketing costs.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 14% to $255.2 million. The decrease was a result of decreased personnel costs, occupancy costs and depreciation expense resulting from closing four contact centers in the first quarter of 2004 as well as decreases in the price of telecommunications services which favorably impacted our ability to deliver toll-free customer support. These decreases were partially offset by increased outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased from $127.7 million during the year ended December 31, 2003 to $105.0 million during the year ended December 31, 2004. The decrease was primarily due to decreases in legal fees and related costs, bad debt expense and tax related costs. The decrease in tax related costs was attributable to state sales tax refunds received in 2004 from taxes paid in previous years resulting from a change in state tax law and our ability to invoice our customers for taxes on Internet access.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs. Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased 71% from $84.3 million during the year ended December 31, 2003 to $24.4 million during the year ended December 31, 2004. The decrease was primarily due to the subscriber base acquired in the OneMain.com, Inc. (“OneMain”) transaction becoming fully amortized in September 2003 as well as several smaller subscriber base acquisitions becoming fully amortized over the past two years.

Facility exit costs

During the first quarter of 2003, we executed a plan to streamline our contact center facilities (the “2003 Plan”). In connection with the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, we recorded facility exit costs of approximately $36.6 million, including approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

During the first quarter of 2004, we executed a plan to restructure and further streamline our contact center operations (the “2004 Plan”). Under the 2004 Plan, we closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. In connection with the 2004 Plan, we recorded facility exit costs of $30.2 million, including approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

During the year ended December 31, 2004, we reduced our estimates for real estate commitments associated with the 2003 Plan and the 2004 Plan by $2.0 million and realized additional expense of $0.2 million associated with the disposal and write-down of fixed assets, net of proceeds received. As a result of the 2004 Plan and the subsequent changes in estimates to the 2003 Plan and 2004 Plan, we recorded facility exit costs of $28.4 million during the year ended December 31, 2004.

Loss on investments in other companies

During the years ended December 31, 2003 and 2004, we recorded losses of $0.2 million and $1.4 million, respectively, on certain of our investments in other companies as a result of declines in fair value that were considered to be other than temporary. We do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested, and we are not the primary beneficiary. Accordingly, we use the cost method to account for these investments.

Interest income and other, net

Interest income and other, net, increased from $5.0 million during the year ended December 31, 2003 to $6.1 million during the year ended December 31, 2004 due to an increase in our average cash and marketable securities balances, which increased from $463.9 million during the year ended December 31, 2003 to $507.4 million during the year ended December 31, 2004. Our cash and investment balances increased as a result of cash provided by operations, partially offset by the repurchase of 12.7 million shares of our common stock during the year ended December 31, 2004 for $125.7 million, capital expenditures and the purchases of subscriber bases from several companies. Our weighted average investment yields remained consistent at approximately 1.6% during the years ended December 31, 2003 and 2004.

Provision for income taxes

We have historically reported net losses and, in accordance with U.S. generally accepted accounting principles, have not recorded any income tax benefits from those losses, except to the extent they were realized during the year ended December 31, 2004, because of uncertainty regarding their realization. We reported net income for the year ended December 31, 2004. Although we utilized net operating loss carryforwards to offset taxable income in 2004, state income and federal and state alternative minimum tax (“AMT”) amounts aggregating $2.5 million were payable, and the AMT was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. Although certain of the AMT amounts can be used in future periods to offset taxable income, we established a valuation allowance for the AMT amounts payable due to uncertainty regarding their realizability, which resulted in an income tax provision of $2.5 million. The provision for income taxes also includes a non-cash deferred tax provision of $2.0 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain and Cidco Incorporated. We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Narrowband access revenues

The following table identifies the components of our narrowband access revenues for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003	$ Change	% Change
	(in thousands)
Service revenues	$1,011,886	$928,738	$(83,148)	-8%
Equipment and related revenues	16,800	22,336	5,536	33%
Revenues associated with acquired Membership
Customers (deferred service liability)	9,143	13,951	4,808	53%
Narrowband access revenues	$1,037,829	$965,025	$(72,804)	-7%

Narrowband revenues decreased 7% to $965.0 million. The decrease reflects decreases in narrowband service ARPU and in the average number of narrowband subscribers. These decreases were partially offset by a $5.5 million increase in equipment and related revenues and a $4.8 million increase in revenues associated with the PeoplePC deferred service liability for acquired PeoplePC Membership Customers.

Average narrowband subscribers decreased 136,000, or 3%, from 4.1 million during the year ended December 31, 2002 to 3.9 million during the year ended December 31, 2003, including a 192,000 increase in average PeoplePC subscribers, from 24,000 to 216,000. The decrease in average narrowband subscribers resulted from the migration of narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access, particularly for premium narrowband services.

Narrowband service ARPU decreased 5% from $20.70 during the year ended December 31, 2002 to $19.70 during the year ended December 31, 2003 due to increased promotional pricing for our premium service offerings and a shift in customer mix from premium narrowband to value-priced access services, which are generally priced at $10.95 per month.

The following table summarizes narrowband subscriber activity for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
	(in thousands)
Subscribers at beginning of year	4,203	4,035
Gross organic subscriber additions	1,607	2,087
Acquired subscribers	308	76
Narrowband subscribers converted to our broadband services, net	(98)	(54)
Churn	(1,985)	(2,160)
Subscribers at end of year	4,035	3,984

Our average monthly churn rates for narrowband subscribers were 4.2% and 4.6% during the years ended December 31, 2002 and 2003, respectively. The increase in churn from the rates experienced in 2002 was due to early-life churn related to the higher level of gross subscriber additions during 2003, an increased number of subscribers who migrated to broadband services during 2003, and discontinuing service to certain wireless subscribers in the third and fourth quarters of 2003.

Broadband access revenues

Broadband access revenues increased 44% to $361.1 million. The increase was due to a higher average number of broadband subscribers, from 610,000 during the year ended December 31, 2002 to 931,000 during the year ended December 31, 2003. The increase in average subscribers was due to continued growth in the market for broadband access via DSL and cable and our efforts to promote broadband services.

The effect of the increase in average subscribers was partially offset by a decrease in broadband ARPU during the same period, which declined 6% from $34.23 during the year ended December 31, 2002 to $32.31 during the year ended December 31, 2003. The decrease in broadband ARPU was due to a shift in the mix of our broadband subscriber base from frame relay, dedicated circuit and business sDSL subscribers (who generally pay a higher monthly fee) to retail cable subscribers. The decrease also resulted from introductory pricing offered to new retail broadband customers to stimulate increased sales and lower equipment revenues for our satellite services because of fewer gross subscriber additions for our satellite services. The decrease is also a result of lower average wholesale broadband revenues per subscriber due to the restructuring of our relationship with Charter. However, the restructuring of our relationship with

Charter also increased the proportion of retail customers in our broadband subscriber base, which had the effect of increasing broadband ARPU.

The following table summarizes broadband subscriber activity for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002	2003
	(in thousands)
Subscribers at beginning of year	471	779
Gross organic additions	322	575
Acquired subscribers	7	—
Narrowband subscribers converted to our broadband services, net	98	54
Adjustment (a)	—	(152)
Churn	(119)	(195)
Subscribers at end of year	779	1,061

(a)           Due to the reduction in revenue per subscriber under our arrangement with Charter, we excluded approximately 152,000 Charter wholesale broadband subscribers from our total paying subscriber count beginning in the three months ended September 30, 2003. See “Regulatory Environment” in the Business section of this 10-K for more information.

Web hosting revenues

Web hosting revenues decreased 6% from $53.2 million during the year ended December 31, 2002 to $49.9 million during the year ended December 31, 2003 due to decreases in average web hosting accounts and web hosting ARPU. Average web hosting accounts declined 4% from 173,000 during the year ended December 31, 2002 to 166,000 during the year ended December 31, 2003. Web hosting ARPU declined 2% from $25.61 during the year ended December 31, 2002 to $25.01 during the year ended December 31, 2003, reflecting our migration to lower price points to be competitive in the market for web hosting services.

Advertising and other value-added services revenues

Advertising and other value-added services revenues increased $10.1 million, or 64%, from $15.8 million during the year ended December 31, 2002 to $25.9 million during the year ended December 31, 2003 due primarily to increased search advertising revenues.

Cost of revenues

Telecommunications service and equipment costs decreased 5% from $544.0 million during the year ended December 31, 2002 to $519.1 million during the year ended December 31, 2003, and decreased as a percentage of total revenues from 40.1% to 37.0%. Telecommunications service and equipment costs for the year ended December 31, 2003 included a $2.4 million write-down of the OmniSky platform related to our decision to discontinue providing services to certain customers supported by the OmniSky platform and a $4.8 million write-down of MailStation hardware related to our decision to cease actively marketing MailStation products and services. The decrease in telecommunications service and equipment costs was due to an 8% decrease in average monthly telecommunications service and equipment cost per subscriber offset by a 3% increase in average subscribers.

The decrease in average monthly costs per subscriber was due to improvements in both narrowband and broadband telecommunications costs as a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.

Sales incentives decreased 44% from $37.7 million during the year ended December 31, 2002 to $21.2 million during the year ended December 31, 2003 due to declines in broadband equipment prices, including support provided by broadband network partners to offset such costs, and a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses increased 3% from $373.5 million during the year ended December 31, 2002 to $383.0 million during the year ended December 31, 2003, but decreased slightly as a percentage of total revenues from 28% to 27%. The increase in total sales and marketing expenses was primarily due to direct and performance-based sales and marketing efforts for our narrowband, broadband and value-priced access services and increased support for new sales channels. These increases were partially offset by declines in sales and marketing expenses associated with our EarthLink Everywhere initiative and our MailStation products and services.

Operations and customer support

Operations and customer support expenses decreased from $324.6 million during the year ended December 31, 2002 to $297.0 million during the year ended December 31, 2003. The decrease was a result of decreased personnel and occupancy related costs and depreciation expense resulting from closing four contact centers during the first quarter of 2003, which was partially offset by an increase in professional fees associated with the contact center reconfiguration and increased outsourced labor costs associated with outsourcing certain contact center activities.

General and administrative

General and administrative expenses increased $4.3 million from $123.4 million during the year ended December 31, 2002 to $127.7 million during the year ended December 31, 2003. The increase was primarily due to increases in legal fees and related costs and bad debt expenses.

Acquisition-related amortization

Acquisition-related amortization decreased 24% from $110.9 million during the year ended December 31, 2002 to $84.3 million during the year ended December 31, 2003. The decrease was due to the subscriber bases acquired in the NETCOM On-Line Communications Services, Inc., InfiNet.com, Inc. and OneMain transactions becoming fully amortized in February 2002, May 2003 and September 2003, respectively. This decrease was partially offset by amortization of the PeoplePC subscriber base acquired in July 2002 and subscriber acquisitions in the fourth quarter of 2002.

Facility exit costs

During the fourth quarter of 2002, we closed our Phoenix, Arizona contact center facility to consolidate operations and reduce overall costs. The closure of the Phoenix facility resulted in the termination of 259 employees. In connection with the closing of the Phoenix facility, we recorded facility exit costs of $3.5 million, including approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications costs; and $1.3 million in asset disposals.

During the first quarter of 2003, we executed a plan to streamline our contact center facilities. In connection with the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, we recorded facility exit costs of approximately $36.6 million, including approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

Interest income and other, net

Interest income and other, net, decreased 61% from $12.6 million during the year ended December 31, 2002 to $5.0 million during the year ended December 31, 2003 due to a decrease in our average cash and marketable securities balances and a decrease in investment yields. Our cash and investment balances decreased as a result of the repurchase of 14.8 million shares of our common stock during the year ended December 31, 2003 for $90.2 million, capital expenditures and the purchases of subscriber bases from several companies, which was partially offset by an increase in cash provided by operations. Our weighted average investment yields decreased from approximately 2.6% during the year ended December 31, 2002 to approximately 1.6% during the year ended December 31, 2003 as the U.S. Federal Reserve Bank reduced interest rates.

Facility Exit Costs

During the years ended December 31, 2003 and 2004, we executed plans to streamline our contact center facilities. Under the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel.

As of December 31, 2004, we had paid all telecommunications service termination costs and employee and personnel related costs related to the 2003 Plan and had paid all telecommunications service termination costs and substantially all employee and personnel related costs related to the 2004 Plan. We realized reduced costs in 2003 and 2004 as a result of completing the 2003 Plan and 2004 Plan. We expect to incur future cash outflows for real estate obligations through 2010 related to the 2003 Plan and through 2008 related to the 2004 Plan. Please see “Liquidity and Capital Resources” below for a discussion of our plans for funding expected future cash payments.

The following tables summarize the accrued costs associated with the 2003 Plan and 2004 Plan as of and for the years ended December 31, 2003 and 2004:

2003 Plan	Facility Exit Costs	Non-Cash Items	Payments	Net Adjustments	Balance December 31, 2003	Net Adjustments	Payments	Balance December 31, 2004
	(in thousands)
Severance and personnel related costs	$10,737	$—	$(11,220)	$483	$—	$—	$—	$—
Real estate and telecommunications costs, including non-cancelable leases	18,207	—	(7,832)	(483)	9,892	(867)	(6,467)	2,558
Abandoned and disposed assets	7,652	(7,652)	—	—	—	—	—	—
	$36,596	$(7,652)	$(19,052)	$—	$9,892	$(867)	$(6,467)	$2,558

2004 Plan	Facility Exit Costs	Net Adjustments	Non-Cash Items	Deferred Rent Reclassification	Payments	Balance December 31, 2004
	(in thousands)
Severance and personnel related costs	$10,580	$26	$—	$—	$(10,601)	$5
Real estate and telecommunications costs, including non-cancelable leases	11,292	(1,202)	—	1,359	(5,622)	5,827
Abandoned and disposed assets	8,360	205	(8,565)	—	—	—
	$30,232	$(971)	$(8,565)	$1,359	$(16,223)	$5,832

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2004

Our operating activities provided cash of $188.2 million, which primarily consisted of net income of $111.0 million adjusted for non-cash items of $93.3 million. Non-cash items included depreciation and amortization relating to our network, facilities and intangible assets, non-cash disposals and impairments of fixed assets primarily associated with the 2004 Plan, loss on investments in other companies, deferred income taxes and deferred compensation. This was partially offset by cash used for working capital of $16.2 million. Working capital activities consisted of a $21.1 million decrease in accounts payable, accrued liabilities and deferred revenue offset by a $4.9 million decrease in accounts receivable. Approximately $5.8 million of facility exit costs recorded during the year ended December 31, 2004 were accrued and unpaid as of December 31, 2004, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accruals for the facility exit costs, we used approximately $26.9 million to reduce accounts payable, accrued and other liabilities and deferred revenue. The $26.9 million decline primarily resulted from declines in accrued liabilities for telecommunications costs due largely to decreases in such costs, declines in deferred revenue primarily associated with the deferred service liability and the discontinuation of the sale of Membership Packages, and payments associated with the 2003 Plan. In order to continue improving cash flows from operating activities, we must seek to maintain or increase levels of revenues while reducing telecommunications costs per subscriber, improve the efficiency of our customer support efforts, leverage the cost structure of our business and effectively manage our working capital.

Our investing activities used cash of $69.1 million. This consisted primarily of $33.7 million for purchases of investments in marketable securities, net of sales and maturities, as a result of investing cash flows generated by operating activities in marketable securities. In addition, we used $29.9 million for capital expenditures, primarily associated with network and technology center related projects. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. We also used $3.8 million for investments in other companies and $2.4 million for acquiring subscriber bases from other ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases and invest in other companies.

Financing activities used cash of $108.9 million. This consisted primarily of $125.7 million used to acquire 12.7 million shares of our common stock. We intend to use cash in the future to repurchase shares of our common stock pursuant to our share repurchase program. Proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase program were $17.7 million. Principal payments on capital lease obligations were $0.9 million. Our strategy over the past three years has been to reduce the number of our capital leases, and we had a nominal capital lease obligation as of December 31, 2004.

Cash flows for the year ended December 31, 2003

Our operating activities provided cash of $101.7 million. Our net loss of $62.2 million was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $164.2 million and non-cash disposals and impairments of fixed assets primarily associated with the 2003 Plan of $7.8 million. Additional cash was provided as a result of a $17.6 million decrease in accounts receivable and an $8.5 million decrease in prepaid expenses and other assets. In addition, we recognized $14.0 million of non-cash revenues associated with the acquired Membership Customers, which is included in the change in deferred revenue. Approximately $9.9 million of facility exit costs were accrued and unpaid as of December 31, 2003, primarily related to non-cancelable operating lease payments accrued but payable in future periods, net of estimated sublease income. Excluding the accruals for the facility exit costs and the change in deferred revenue associated with the non-cash revenues, we used approximately $30.4 million to reduce accounts payable, accrued and other liabilities, and deferred revenue.

Our investing activities provided cash of $25.0 million. This consisted of proceeds realized from sales and maturities of marketable securities, net of purchases, of $64.8 million. We used $28.4 million for capital expenditures, primarily associated with network and technology center related projects. We also used $11.9 million for the acquisition of subscriber bases from other ISPs, of which $6.3 million related to acquisitions completed in the fourth quarter of 2002.

Financing activities used cash of $88.9 million. This consisted primarily of $90.2 million used to repurchase 14.8 million shares of our common stock. Proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase program were $4.4 million. Principal payments on capital lease obligations were $3.1 million.

Cash flows for the year ended December 31, 2002

Our operating activities provided cash of $19.0 million. Our net loss of $148.0 million was more than offset by depreciation and amortization expenses relating to our network, facilities and intangible assets of $217.6 million. Additional cash was used as a result of a $7.3 million increase in accounts receivable and a $0.5 million increase in prepaid expenses and other assets. In addition, the decreases in accounts payable, accrued expenses, other liabilities and deferred revenue used $44.5 million in cash.

Our investing activities provided cash of $3.1 million. This consisted of proceeds realized from sales and maturities of marketable securities, net of purchases, of $76.7 million substantially offset by $73.6 million used for capital expenditures and the acquisitions of subscriber bases and businesses. Capital expenditures were $32.5 million. Cash used in the purchase of subscriber bases from ISPs was $21.7 million. We used $19.2 million to purchase PeoplePC, which included approximately $7.5 million related to the payment of acquisition-related and other liabilities assumed in the transaction, and we used $1.1 million to acquire the final 20% of the outstanding stock of Cidco Incorporated in January 2002.

Financing activities used cash of $24.5 million. Proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase program were $1.6 million. Principal payments on capital lease obligations were $11.9 million. Additionally, we used $14.2 million to acquire 2.6 million shares of our common stock.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As described below, we entered into a joint venture relationship with SKT in which we have committed to invest an aggregate of $220.0 million in the SK-EarthLink joint venture over the next three years. Our investment in SK-EarthLink may adversely impact our liquidity and earnings in future periods.

Contractual Obligations and Commitments

As of December 31, 2004, we had the following contractual commitments:

	Year Ending December 31,
	2005	2006	2007	2008 - 2014
	(in millions)
Non-cancelable operating leases, net of subleases	$17.7	$15.4	$12.4	$57.0
Non-cancelable network service agreements and purchase commitments	57.2	14.4	—	—
	$74.9	$29.8	$12.4	$57.0

We lease certain facilities and certain equipment under non-cancelable operating leases expiring in various years through 2014. Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third-party providers under non-cancelable network service agreements expiring in 2005 and 2006.

During the year ended December 31, 2004, we extended the term of our lease for our principal executive offices for an additional seven years, from 2007 to 2014. The extension of the lease term increased our aggregate future minimum lease commitment for our principal executive offices by $51.8 million, including estimated costs for facility expenses such as property taxes, maintenance and utility costs.

Share repurchase program

During 2004, the Board of Directors increased the amount authorized to repurchase our common stock under our share repurchase program by $200.0 million to a total of $350.0 million. Also during 2004, the Board of Directors approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of February, 28, 2005, we have utilized approximately $203.9 million pursuant to the authorizations and have $146.1 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Income taxes

We continue to maintain a valuation allowance against our deferred tax assets of $367.9 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Other

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of December 31, 2004, we had $218.9 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $253.6 million and $58.5 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of and asset-backed, auction rate securities that have reauction periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

In January 2005, we entered into a definitive agreement with SK Telecom Co., Ltd. to form a joint venture to market wireless voice and data services in the U.S. Pursuant to the Contribution and Formation Agreement of our joint venture, SK-EarthLink, we have committed to invest an aggregate of $220.0 million in SK-EarthLink over the next three years, including $180.0 million of cash and $40.0 million in non-cash assets, including customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services. We expect the use of cash for the formation of SK-EarthLink and our subsequent investments to finance SK-EarthLink’s near-term operations to adversely affect our cash position.

We will also use cash to continue to pay real estate obligations associated with facilities closed in restructuring our contact center operations. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours, and we may continue to use cash to repurchase shares of our common stock, among other potential opportunities. Our cash requirements depend on numerous factors, including the rate of market acceptance of our and SK-EarthLink’s services, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our sales and marketing programs, and general economic developments.

We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses, capital requirements and investment obligations for the foreseeable future; however, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

Related Party Transactions

Through its ownership interest in EarthLink, Sprint is considered a related party. Our marketing relationship with Sprint generated approximately 10% of our total gross organic subscriber additions during the years ended December 31, 2002, 2003 and 2004. In connection with our marketing relationship with Sprint, we provide wholesale broadband, narrowband and other services to Sprint. We received approximately $26.4 million, $27.3 million and $27.6 million during the years ended December 31, 2002, 2003 and 2004, respectively, for these services. The prices for services provided by us to Sprint were negotiated at arms-length. As of December 31, 2003 and 2004, we had accounts receivable related to these arrangements with Sprint of $5.2 million and $6.0 million, respectively.

Sprint is one of our principal telecommunications service providers. We paid Sprint approximately $75.4 million, $74.0 million and $57.6 million during the years ended December 31, 2002, 2003 and 2004, respectively, associated with network and voice services agreements. The prices paid for services purchased from Sprint were negotiated at arms-length. The aggregate amount due to Sprint pursuant to these service agreements was $15.8 million and $6.0 million at December 31, 2003 and 2004, respectively.

We have a commercial arrangement with Boingo Wireless, Inc. (“Boingo”). Sky Dayton, a member of EarthLink’s Board of Directors, is the founder and the former Chief Executive Officer of Boingo. The amounts paid to and received from Boingo during the years ended December 31, 2002 and 2003 were less than $0.1 million. During the year ended December 31, 2004, the Company paid Boingo $0.8 million pursuant to various arrangements, including a software license, maintenance and network access agreement and a revenue sharing arrangement.

Our investments in other companies include an investment in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a member of our Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies. Sky Dayton is a founder and director of eCompanies.

See Item 13 of this Form 10-K, “Certain Relationships and Related Transactions,” and Note 18, “Related Party Transactions,” in the Notes to Consolidated Financial Statements in Item 8 for further information related to transactions with related parties.

Critical Accounting Policies and Estimates

Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements.

Revenue recognition

Gross versus net revenue recognition.   We maintain relationships with certain telecommunications partners (including cable companies) in which we provide services to customers using the “last mile” element of the telecommunications providers’ networks. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the telecommunications partner as revenue. Generally, when we are the primary obligor in the transaction with the subscriber, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue at the amount billed the subscriber. If we are not the primary obligor and/or the telecommunications partner has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes specified in EITF Issue No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition could have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income (loss).

Multiple element arrangements.   Certain customer arrangements encompass multiple deliverables, such as Internet access services, hardware and installation. We account for these arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are that the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For our purpose, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors. Applicable revenue recognition criteria is considered separately for each separate unit of accounting. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

Sales incentives.   We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. We also market our products and services through retailers. We pay fees to retailers, manufacturers or other marketing partners for marketing our products and services. Depending on the nature of the arrangement, the marketing partners may purchase our products and services in addition to providing marketing services. For these types of arrangements, management uses the guidance provided in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s products or services and should be classified as a reduction of revenue. If the retailer or manufacturer does not purchase our products or services, we classify the fees as a sales and marketing expense when incurred because the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-9 does not apply. If the retailer or manufacturer purchases and then resells our products or services, we account for the fees as a reduction in revenue because the consideration is presumed to be a reduction of the selling price of our products or services; however, if we receive an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, we classify the fees as operating expenses. Management applies judgment in determining whether a retailer or manufacturer is reselling our products and services or solely providing marketing services. Any change in this determination could have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not generally affect net income (loss).

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. With respect to receivables due from consumers, our policy is to specifically reserve for all consumer receivables 60 days or more past due and provide a general reserve for receivables less than 60 days past due. We provide a general reserve for commercial accounts receivable and periodically evaluate commercial accounts receivable and provide specific reserves when accounts are deemed uncollectible. Commercial accounts receivable are written off when management determines there is no possibility of collection.

In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical write-off experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred tax asset valuation allowance

We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Based on management’s assessment, a valuation allowance has been established for all of our deferred tax assets as of December 31, 2004, primarily net operating loss carryforwards, due to uncertainty regarding their realization. We consider future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders’ equity, reducing goodwill and/or increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Restructuring and facility exit costs

From time to time, we acquire businesses and identify personnel of the acquiree that will be terminated and facilities used by the acquiree that we will close and exit. We have also closed facilities to streamline our business. Restructuring-related liabilities, including reserves for facility exit costs, include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include anticipating the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. For acquired facilities to be closed that are subject to long-term lease agreements, the remaining liability under the lease, estimated tenant improvement costs and brokerage and other related costs net of expected sublease recovery, is recognized as a liability at the date of acquisition, and the liability is included in the fair values of identifiable assets acquired and liabilities assumed. If the facility to be closed is not associated with an acquisition, we accrue the estimated future costs of the lease obligation, net of estimated sublease income, and record facility exit costs in the statements of operations. Our current facility exit cost liabilities include $21.5 million of lease commitments and $13.1 million of sublease income.

If the real estate and leasing markets change, sublease amounts could vary significantly from the amounts estimated, resulting in a material change to our recorded liability. We record any changes to the liability for facilities associated with an acquisition in the statements of operations if such change is more than one year from the date of acquisition, and we record any adjustments to liabilities associated with facility exit costs as facility exit costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information and such adjustments have periodically resulted in additional expense.

Adjustments to our recorded liabilities for future lease obligations associated with vacated facilities could adversely or favorably affect future operating results.

Recoverability of Noncurrent Assets

Our indefinite life intangible assets consist primarily of goodwill. As of December 31, 2004, the carrying value of goodwill and other indefinite life intangible assets was $111.0 million. We account for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets deemed to have indefinite lives, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. We perform an impairment test of our goodwill and other indefinite life intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. We are one reporting unit and, consequently, we test our indefinite life intangible assets in the aggregate. Our impairment test entails comparing the aggregate market value of our outstanding securities plus our liabilities to the aggregate carrying value of our assets, including goodwill and other indefinite life intangible assets. Based on our test during the fourth quarter of 2004, we concluded that there was no impairment of our goodwill and other indefinite life intangible assets. Our business is subject to competitive pressures and our stock price is volatile. Therefore, it is possible that the values assigned to goodwill and other indefinite life intangible assets could be adversely impacted in the future by competition, changes in our stock price or other factors outside of our control. If management determines that events or circumstances have occurred which resulted in an other than temporary impairment of indefinite life intangible assets, we may be required to record a significant impairment adjustment, which would reduce earnings.

For noncurrent assets such as property and equipment and subscriber bases, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management’s best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties; however the assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Investments

From time to time, we make investments in other companies. At the date we become involved with an entity and upon changes in the capital structure and corporate governance provisions of the entity, management evaluates investments in other companies to determine if we must consolidate the results of the investee pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”. Variable interest entities (“VIEs”) are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if we are the primary beneficiary of the VIE, meaning we absorb a majority of the expected losses and/or receive a majority of the expected returns. In determining if an equity investee is a VIE and whether we must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether we are the primary beneficiary. If management determines the investee is not a VIE or if it is a VIE and we are not the primary beneficiary, management evaluates whether we should include our proportionate share of the investee’s operating results in our results pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments In Common Stock,” and related interpretations because we may be able to significantly influence financial and operating policies of the investee or whether we should consolidate the results based on our ability to control the operating and financial policies of the investee.

The assessment as to whether the investee is a VIE, whether we are the primary beneficiary, and whether we can exert significant influence over or control the operating and financial policies of the investee requires estimates and judgments. We have an investment in one VIE, EVG, but management has determined that we are not the primary beneficiary. Management determined that the other investees are not VIEs and that we cannot significantly influence the operating and financial policies of any of the investees. Consequently, all investments in other companies are included in other long-term assets and are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. We have one investment in a company accounted for under the cost method whose stock has a readily determinable market value. When our investment has a readily determinable market value based on quoted prices on a national exchange, we adjust the carrying value of the investment to market value through “unrealized gains (losses) on investments” which is included as a component of stockholders’ equity.

With respect to our planned investment in the SK-EarthLink joint venture, we do not believe SK-EarthLink will qualify as a VIE, but we expect to be able to exert significant influence over SK-EarthLink’s operating and financial policies. As a result, we expect to apply the equity method to our investment in SK-EarthLink and record our proportionate share of SK-EarthLink’s net income (loss) in our statement of operations as “net earnings (losses) of equity affiliates,” which is expected to adversely affect our net results in the near term. However, this accounting treatment is subject to change as SK-EarthLink enters into financial and operating arrangements that impact the joint venture partners’ economic and voting interests.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 are effective for the year ended December 31, 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123 (R) on July 1, 2005 and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the consolidated financial statements. We expect our earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our results of operations or financial condition.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of investments in a variety of securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of December 31, 2004. The following table summarizes the amortized costs and fair value of our investments by security type as of December 31, 2003 and 2004.

	As of December 31, 2003		As of December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Asset-backed (including auction rate) securities	$165,237	$165,147	$117,449	$117,406
U.S. corporate notes	92,656	92,623	45,057	44,964
Government agency notes	23,349	23,355	150,394	149,690
Commercial paper	15,787	15,787	—	—
	$297,029	$296,912	$312,900	$312,060

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003 and 2004. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2003		As of December 31, 2004
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$17,787	$17,787	$—	$—
Weighted average interest rate	1.1%		—
Weighted average maturity (mos.)	0.8		—
Included in marketable securities-short-term	$230,205	$230,088	$254,220	$253,572
Weighted average interest rate	1.4%		2.1%
Weighted average maturity (mos.)*	3.0		3.7
Included in marketable securities-long-term	$49,037	$49,037	$58,680	$58,488
Weighted average interest rate	1.7%		2.5%
Weighted average maturity (mos.)	14.1		19.5

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is the date of the next auction.

Item 8.        Financial Statements And Supplementary Data.

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EarthLink, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2003.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 of EarthLink, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2005

EARTHLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$208,740	$218,910
Investments in marketable securities	230,088	253,572
Accounts receivable, net of allowance of $5,885 and $7,903 as of December 31, 2003 and 2004, respectively	35,585	30,733
Prepaid expenses	12,934	15,630
Other current assets	13,230	10,846
Total current assets	500,577	529,691
Long-term investments in marketable securities	49,037	58,488
Other long-term assets	12,101	15,171
Property and equipment, net	108,810	77,468
Subscriber bases, net	38,264	13,670
Goodwill and other indefinite life intangible assets	118,231	110,962
Total assets	$827,020	$805,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,882	$45,190
Accrued payroll and related expenses	31,965	35,966
Other accounts payable and accrued liabilities	115,484	102,698
Current portion of capital lease obligations	884	16
Deferred revenue	69,002	62,861
Total current liabilities	267,217	246,731
Deferred revenue, net of current portion	6,375	3,296
Other long-term liabilities	9,765	7,816
Total liabilities	283,357	257,843
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2003 and 2004	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 176,410 and 178,765 shares issued as of December 31, 2003 and 2004, respectively, and 159,042 and 148,720 shares outstanding as of December 31, 2003 and 2004, respectively	1,764	1,788
Additional paid-in capital	1,949,105	1,971,208
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,303,771)	(1,192,762)
Treasury stock, at cost, 17,368 and 30,045 shares, respectively, as of December 31, 2003 and 2004	(104,344)	(230,056)
Unrealized gains (losses) on investments	(117)	201
Deferred compensation	(197)	(3,995)
Total stockholders’ equity	543,663	547,607
Total liabilities and stockholders’ equity	$827,020	$805,450

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Revenues:
Narrowband access	$1,037,829	$965,025	$874,010
Broadband access	250,591	361,124	419,411
Web hosting	53,210	49,902	47,547
Advertising and other value-added services	15,791	25,879	41,234
Total revenues	1,357,421	1,401,930	1,382,202
Operating costs and expenses:
Telecommunications service and equipment costs	543,981	519,149	431,162
Sales incentives	37,669	21,176	10,040
Total cost of revenues	581,650	540,325	441,202
Sales and marketing	373,481	382,965	417,250
Operations and customer support	324,555	297,045	255,192
General and administrative	123,379	127,664	105,043
Acquisition-related amortization	110,885	84,299	24,363
Facility exit costs	3,492	36,596	28,394
Total operating costs and expenses	1,517,442	1,468,894	1,271,444
Income (loss) from operations	(160,021)	(66,964)	110,758
Loss on investments in other companies	(650)	(202)	(1,420)
Interest income and other, net	12,638	4,972	6,131
Income (loss) before income taxes	(148,033)	(62,194)	115,469
Provision for income taxes	—	—	4,460
Net income (loss)	(148,033)	(62,194)	111,009
Deductions for accretion dividends	(19,987)	(4,586)	—
Net income (loss) attributable to common stockholders	$(168,020)	$(66,780)	$111,009
Basic net income (loss) per share	$(1.11)	$(0.42)	$0.72
Diluted net income (loss) per share	$(1.11)	$(0.42)	$0.70
Basic weighted average common shares outstanding	151,355	157,321	154,233
Diluted weighted average common shares outstanding	151,355	157,321	157,815

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

									Unrealized		Total	Total
				Additional		Accumu-			Gain (Loss)	Deferred	Stock-	Compre-
Preferred Stock		Common Stock		Paid-in		lated	Treasury Stock		on Invest-	Compen-	holders’	hensive
Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Shares	Amount	ments	sation	Equity	Income (Loss)
(in thousands)
Balance as of December 31, 2001	26,951	$270	147,994	$1,480	$1,917,052	$1,223	$(1,068,971)	—	$—	$—	$—	$851,054
Conversions of Series A convertible preferred stock to common stock	(8,972)	(90)	8,750	88	2	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to acquisitions	—	—	110	1	1,340	—	—	—	—	—	—	1,341	—
Accretion of convertible preferred stock	—	—	—	—	19,987	—	(19,987)	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	307	3	1,069	—	—	—	—	—	—	1,072	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	102	1	510	—	—	—	—	—	—	511	—
Repurchase of common stock	—	—	—	—	—	—	—	(2,551)	(14,176)	—	—	(14,176)	—
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	—	—	531	—	531	531
Net loss	—	—	—	—	—	—	(148,033)	—	—	—	—	(148,033)	(148,033)
Total comprehensive loss													(147,502)
Balance as of December 31, 2002	17,979	180	157,263	1,573	1,939,960	1,223	(1,236,991)	(2,551)	(14,176)	531	—	692,300
Conversions of Series A convertible preferred stock to common stock	(1,143)	(11)	1,137	11	—	—	—	—	—	—	—	—	—
Conversions of Series B convertible preferred stock to common stock	(16,836)	(169)	16,779	168	1	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—	4,586	—	(4,586)	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	1,010	10	3,220	—	—	—	—	—	—	3,230	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	221	2	1,128	—	—	—	—	—	—	1,130	—
Issuance of restricted stock units	—	—	—	—	210	—	—	—	—	—	(210)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	13	13	—
Repurchase of common stock	—	—	—	—	—	—	—	(14,817)	(90,168)	—	—	(90,168)	—
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	—	—	(648)	—	(648)	(648)
Net loss	—	—	—	—	—	—	(62,194)	—	—	—	—	(62,194)	(62,194)
Total comprehensive loss													(62,842)
Balance as of December 31, 2003	—	—	176,410	1,764	1,949,105	1,223	(1,303,771)	(17,368)	(104,344)	(117)	(197)	543,663
Issuance of common stock pursuant to exercise of stock options	—	—	2,120	21	15,846	—	—	—	—	—	—	15,867	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	223	2	1,694	—	—	—	—	—	—	1,696	—
Issuance of restricted stock units	—	—	—	—	4,431	—	—	—	—	—	(4,431)	—	—
Vesting of restricted stock units and phantom share units	—	—	12	1	132	—	—	—	—	—	—	133	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	633	633	—
Repurchase of common stock	—	—	—	—	—	—	—	(12,677)	(125,712)	—	—	(125,712)	—
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	—	—	318	—	318	318
Net income	—	—	—	—	—	—	111,009	—	—	—	—	111,009	111,009
Total comprehensive income													$111,327
Balance as of December 31, 2004	—	$—	178,765	$1,788	$1,971,208	$1,223	$(1,192,762)	(30,045)	$(230,056)	$201	$(3,995)	$547,607

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(148,033)	$(62,194)	$111,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,621	164,244	79,219
Loss on disposal of fixed assets	1,049	7,798	10,103
Loss on investments in other companies	650	202	1,420
Deferred income taxes	—	—	1,969
Deferred compensation	—	13	633
(Increase) decrease in accounts receivable, net	(7,318)	17,618	4,852
(Increase) decrease in prepaid expenses and other assets	(518)	8,533	74
Decrease in accounts payable and accrued and other liabilities	(30,050)	(27,599)	(11,746)
Decrease in deferred revenue	(14,443)	(6,887)	(9,381)
Net cash provided by operating activities	18,958	101,728	188,152
Cash flows from investing activities:
Purchases of property and equipment, net	(32,533)	(28,445)	(29,890)
Proceeds from the sale of fixed assets	1,035	542	733
Investments in marketable securities
Purchases	(430,844)	(477,663)	(540,881)
Sales and maturities	507,561	542,436	507,222
Investments in other companies	—	—	(3,835)
Purchases of businesses, net of cash acquired	(20,374)	—	—
Purchases of subscriber bases	(21,719)	(11,867)	(2,419)
Net cash provided by (used in) investing activities	3,126	25,003	(69,070)
Cash flows from financing activities:
Principal payments under capital lease obligations	(11,892)	(3,074)	(896)
Proceeds from stock options exercised, employee stock purchase plan purchases and issuance of phantom share units	1,583	4,360	17,696
Purchases of treasury stock	(14,176)	(90,168)	(125,712)
Net cash used in financing activities	(24,485)	(88,882)	(108,912)
Net (decrease) increase in cash and cash equivalents	(2,401)	37,849	10,170
Cash and cash equivalents, beginning of year	173,292	170,891	208,740
Cash and cash equivalents, end of year	$170,891	$208,740	$218,910
Acquisitions of businesses:
Cash paid and transaction costs, net of cash acquired	$20,374	$—	$—
Net liabilities assumed	34,004	—	—
Intangible assets acquired	$54,378	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers. EarthLink’s primary service offerings are narrowband, broadband or high-speed, and wireless Internet access services; web hosting services; and advertising and related services. The Company provides a broad range of products and services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”), a nationwide broadband footprint and wireless technologies.

2.   Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, assessing the collectibility of accounts receivable; the use, recoverability, and/or realizability of certain assets, including deferred tax and other assets; reserves established for contractual commitments, including non-cancelable leases and telecommunications services; useful lives for depreciation and amortization periods of tangible and intangible assets; the fair values of assets acquired and liabilities assumed in acquisitions of businesses; and long-lived asset impairments. Actual results could differ from those estimates.

Revenues

EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as EarthLink’s service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Revenues are recorded as earned.

Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and wireless access services. Narrowband access revenues also include revenues associated with the activation and sale of Internet appliances, including personal computers, handheld devices and other equipment used to obtain Internet access services. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite, fixed wireless and dedicated circuit services. Broadband access revenues also include installation, shipping, and equipment revenues as well as activation and early termination fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising and other value-added services revenues primarily include revenues from EarthLink’s partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from multiple element arrangements in which EarthLink provides equipment, activation and Internet access services are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. When the Company’s Internet access services are essential to the functionality of the equipment, activation and equipment revenues and related costs are recognized over the estimated life of the customer.

EarthLink maintains relationships with certain telecommunications partners (including cable companies) in which it provides services to customers using the “last mile” element of the telecommunication providers’ networks. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, EarthLink evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due it from the telecommunications partner. Generally, when EarthLink is the primary obligor in the transaction with the subscriber, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, EarthLink records the revenue at the amount billed the subscriber. If EarthLink is not the primary obligor and/or the telecommunications partner has latitude in establishing prices, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

Advertising and other value-added services revenues include amounts derived from selling other companies’ products and services to EarthLink subscribers, subscribers using and buying other vendors’ products and services, and allowing companies to advertise to EarthLink’s subscribers, among other activities. Advertising revenues are recorded when earned based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions. Advertising and other value-added services revenues also includes fees associated with services which are incremental to the Company’s Internet access services, which are recorded as earned.

Cost of Revenues

Cost of revenues include telecommunications service and equipment costs and sales incentives. Telecommunications service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company’s Internet access services; fees paid to content providers for information provided on the Company’s online properties, including the Company’s Personal Start PageTM; the costs of equipment sold to customers for use with the Company’s narrowband and broadband Internet access services; and activation and deactivation fees paid to the Company’s network providers for the provisioning and disconnection of services.

Sales incentives include the cost of promotional products and services provided to potential subscribers as introductory offers, including free Internet access on a trial basis; free modems and other hardware; and starter kits. EarthLink accounts for sales incentives in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which requires the costs of sales incentives to be classified as cost of revenues.

The Company also pays fees to retailers, manufacturers or other marketing partners for marketing EarthLink’s products and services. Depending on the nature of the arrangement, the marketing partners

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may purchase EarthLink’s products and services in addition to providing marketing services. If the retailer or manufacturer does not purchase EarthLink’s products or services, the Company classifies the fees as a sales and marketing expense when incurred. In this scenario, the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-09 does not apply. If the retailer or manufacturer purchases and then resells EarthLink’s products or services, the Company accounts for the fees as a reduction in revenue in accordance with EITF Issue No. 01-09 because the consideration is presumed to be a reduction of the selling price of EarthLink’s products or services; however, if the Company receives an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, the Company classifies the fees as operating expenses.

Regulatory Risk

EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to “Regulatory Environment” in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company’s contracts with broadband access providers.

Source of Supplies

The Company’s business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently purchased from several telecommunications service providers. In addition, several telecommunications service providers have experienced financial difficulties and have filed for bankruptcy and, consequently, may be unable to perform satisfactorily or to continue to offer their services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Telecommunications service providers have merged and may continue to merge which would reduce the number of suppliers from which the Company could purchase telecommunications services. A limited number of telecommunications vendors could result in increases in EarthLink’s telecommunications service and equipment costs and could inhibit the Company’s ability to find alternate service providers, if necessary.

The Company also relies on the reliability, capacity and effectiveness of its outsourced contact center service providers. The Company purchases contact center services from several geographically dispersed service providers. The contact center service providers may become subject to financial and political risks beyond the Company’s or the providers’ control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain subscribers. The Company’s marketing strategies

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include national branding campaigns comprised of television and radio and print and outdoor advertising. Marketing and advertising costs to promote the Company’s products and services are expensed in the period incurred. The Company also uses direct mail advertising consisting of production, printing, mailing and postage related to disks distributed through the mail or as promotional inserts in various print media. Media and direct mail production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising expenses were $145.8 million, $173.0 million and $224.4 million during the years ended December 31, 2002, 2003 and 2004, respectively. Prepaid advertising expenses were $1.2 million and $3.0 million as of December 31, 2003 and 2004, respectively.

During the years ended December 31, 2002, 2003 and 2004, EarthLink incurred various shipping charges in connection with providing welcome kits to new customers and shipping equipment. The Company classifies shipping and handling charges associated with welcome kits as sales and marketing expenses, which amounted to $6.1 million, $2.6 million and $1.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, because the Company does not invoice the customer for the welcome kits or the associated shipping. All other shipping and handling costs are included in cost of revenues.

Software Development Costs

EarthLink accounts for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached very shortly before the products are released. Costs incurred after technological feasibility is established are not material, and, accordingly, the Company expenses research and development costs when incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization.

Net Income (Loss) per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could occur if securities or other contracts to issue common stock, including convertible preferred stock, restricted stock units, and stock options and warrants (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The following table reconciles the denominator for the basic and diluted per share computations for the year ended December 31, 2004:

Year Ended December 31, 2004
(in thousands, except per share data)
Net income attributable to common stockholders (A)	$111,009
Basic weighted average common shares outstanding (B)	154,233
Dilutive effect of Common Stock Equivalents:
Stock options, warrants and restricted stock units	3,582
Diluted weighted average common shares outstanding (C)	157,815
Basic net income per share (A/B)	$0.72
Diluted net income per share (A/C)	$0.70

Common Stock Equivalents for the year ended December 31, 2004 included an average of 12.5 million options, warrants and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 9.0 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the year ended December 31, 2004, but these options, warrants and restricted stock units could be dilutive in future periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the years ended December 31, 2002 and 2003 because such inclusion would have an anti-dilutive effect due to the Company’s net losses. The Common Stock Equivalents for the years ended December 31, 2002 and 2003 would have included outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the respective period, outstanding shares of Series A and Series B convertible preferred stock on an as converted basis and restricted stock units.

Stock-Based Compensation

As of December 31, 2004, EarthLink had various stock-based compensation plans, including the EarthLink, Inc. Employee Stock Purchase Plan (“ESPP”), which are more fully described in Note 12, “Stock Compensation Plans and Warrants.” EarthLink accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and are valued using the Black-Scholes model.

No stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under stock-based compensation plans had an exercise price equal to the market

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the underlying common stock on the grant date. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees in the years ended December 31, 2003 and 2004 is reflected in net income (loss) as services are rendered. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(168,020)	$(66,780)	$111,009
Stock-based compensation expense determined using a fair value based method for all awards	(58,098)	(40,681)	(23,311)
Pro forma net income (loss) attributable to common stockholders	$(226,118)	$(107,461)	$87,698
Basic net income (loss) per share:
As reported	$(1.11)	$(0.42)	$0.72
Pro forma	$(1.49)	$(0.68)	$0.57
Diluted net income (loss) per share:
As reported	$(1.11)	$(0.42)	$0.70
Pro forma	$(1.49)	$(0.68)	$0.57

The fair value of stock options used to compute pro forma net income (loss) is the estimated fair value at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Annual dividends	zero	zero	zero
Expected volatility	76%	70%	58%
Risk-free interest rate	3.69%	3.35%	3.59%
Expected life	6.6 years	5.6 years	4.3 years

For options granted during the years ended December 31, 2002 and 2003, the Company’s estimate of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period January 1, 2001 through the date of grant. For options granted during the year ended December 31, 2004, the Company’s estimate of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for three years prior to the grant date of the option. Management believes these historical volatilities are representative of prospective volatility.

Management regularly evaluates the historical turnover of its options outstanding to estimate the expected life for valuing options using the Black-Scholes model.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the years ended December 31, 2002, 2003 and 2004, these amounts included changes in unrealized gains and losses on certain investments classified as available-for-sale. The amounts are presented net of tax-related effects which management estimated to be approximately zero due to losses incurred by the Company and uncertainty regarding realization of deferred tax assets.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds and commercial paper.

Investments in Marketable Securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are considered short-term investments. Short-term investments also include investments in asset-backed, auction rate securities that have reauction periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. Investments with maturities greater than one year from the balance sheet date are considered long-term investments. The investments are of investment grade and include corporate bonds and government agency notes.

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

Other Investments

Investments in other companies are included in other long-term assets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the Consolidated Statement of Operations.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings,

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected and historical financial performance, cash flow forecasts and financing needs. During the years ended December 31, 2002, 2003 and 2004, the Company recognized losses due to other-than-temporary declines of the value of investments of $0.6 million, $0.2 million and $1.4 million, respectively. These losses are included in loss on investments in other companies in the Consolidated Statements of Operations.

Management evaluates investments in other companies to determine if EarthLink must consolidate the results of the investee pursuant to FIN No. 46, “Consolidation of Variable Interest Entities”. Variable interest entities (“VIEs”) are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if it is determined that the Company absorbs a majority of the expected losses and/or receives a majority of the expected returns. In determining if an equity investee is a VIE and whether EarthLink must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether EarthLink is the primary beneficiary. Management generally performs this assessment at the date EarthLink becomes involved with the entity and upon changes in the capital structure or related governing documents of the entity.

Management has concluded that one entity in which the Company has invested is a VIE, eCompanies Venture Group, L.P. (“EVG”). EVG is a limited partnership formed to invest in domestic emerging Internet-related companies. The Company made capital investments in EVG totaling $10.0 million during the years ended December 31, 1999 and 2000, and through these investments is a limited partner investor. The Company does not consolidate the results of EVG because management has determined that the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement in EVG is $0.6 million, the carrying value of the Company’s investment in EVG as of December 31, 2004. Management has concluded that the Company did not have any other arrangements with entities that qualify as a VIE and, accordingly, does not consolidate the results of any other equity investees.

Accounts Receivable and Deferred Revenue

The Company generally bills for Internet access services monthly in advance for customers on month-to-month service plans. The Company offers prepay plans that allow customers to prepay for services for periods of up to two years. Through January 2004, the Company’s wholly-owned subsidiary, PeoplePC Inc. (“PeoplePC”), offered a package that included a personal computer and prepaid Internet access services for a period of up to four years. The Company defers revenue recognition of advanced billings and prepayments and recognizes such amounts as revenues as services are delivered. Deferred revenue associated with periods more than one year from the date of the financial statements is classified as long-term.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EarthLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of EarthLink’s customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs and the general economic environment. If the financial condition of EarthLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. With respect to receivables due from consumers, the Company’s policy is to specifically reserve for all receivables 60 days or more past due and provide a general reserve for receivables less than 60 days past due. EarthLink provides a general reserve for commercial accounts receivable and periodically evaluates commercial accounts receivable and provides specific reserves when accounts are deemed uncollectible. The Company has recorded an allowance for doubtful accounts of $5.9 million and $7.9 million at December 31, 2003 and 2004, respectively. The Company recorded bad debt expense of $29.1 million, $33.4 million and $26.3 million during the years ended December 31, 2002, 2003 and 2004, respectively. The Company’s write-offs of uncollectible accounts were $28.6 million, $32.5 million and $24.3 million during the years ended December 31, 2002, 2003 and 2004, respectively.

Financial Instruments

By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities and trade receivables. The Company’s cash investment policy limits investments to investment grade instruments. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. The carrying values reported in the Consolidated Balance Sheets for cash, cash equivalents, investments in marketable securities and trade receivables approximate their fair values.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers, telecommunications equipment and furniture and other office equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest income and other, net, or as facility exit costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

Intangible Assets

Intangible assets consist primarily of acquired subscriber bases and goodwill. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. Intangible assets determined to have definite lives, which consist primarily of subscriber bases, are amortized over their estimated useful lives of three years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. When management determines material intangible assets, such as customer bases and goodwill, are acquired in conjunction with the purchase of a company, EarthLink

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undertakes a study by an independent third party to determine the allocation of the purchase price to the intangible assets acquired.

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and certain intangible assets deemed to have indefinite lives. SFAS No. 142 requires the Company to test its goodwill and other indefinite life intangible assets for impairment at least annually. The Company performs an impairment test of its goodwill and other indefinite life intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. The Company is one reporting unit and, consequently, tests its indefinite life intangible assets in the aggregate. The Company’s impairment test entails comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. If the aggregate market value of the Company’s outstanding securities plus its liabilities is less than the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets, the Company would compare the estimated fair value of goodwill and other indefinite life intangible assets to the corresponding book value of goodwill and other indefinite life intangible assets and record an impairment loss to the extent the book value exceeds the estimated fair value. The Company determined that its goodwill and other indefinite life intangible assets were not impaired based on its annual test during the years ended December 31, 2002, 2003 and 2004.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, EarthLink recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Facility Exit Costs

The Company accounts for facility exit costs in accordance with SFAS No. 144 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 was effective January 1, 2003.

Segments

The Company operates in one principal business segment, a provider of Internet access services. Substantially all of the Company’s operating results and identifiable assets are in the U.S.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. EarthLink reclassified prior period financial statements to reflect investments in asset-backed, auction rate securities as short-term investments rather than as cash and cash equivalents. EarthLink invests in auction rate securities with reauction periods of 90 days or less, and the maturities of the instruments underlying the auction rate securities are generally more than 90 days from the balance sheet date (“Securities”).  EarthLink previously considered investments in Securities as cash equivalents based on the reauction period; however, EarthLink has reclassified the investments in the Securities because the maturities of the underlying instruments are greater than 90 days from the balance sheet dates.  For the Consolidated Balance Sheets as of December 31, 2001, 2002 and 2003, EarthLink has reclassified Securities of $250.7 million, $211.2 million and $141.0 million, respectively, from cash equivalents to short-term investments.

In addition, EarthLink previously excluded purchases and sales of Securities from the Consolidated Statements of Cash Flows because the Securities were classified as cash equivalents. Purchases of investments in the Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003 have been adjusted to include $286.2 million and $318.1 million of purchases of Securities, and sales and maturities of investments for the years ended December 31, 2002 and 2003 have been adjusted to include $325.8 million and $388.3 million of sales and maturities of Securities.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 are effective for the year ended December 31, 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. EarthLink expects to adopt SFAS No. 123 (R) on July 1, 2005 and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in this Note 2. The Company expects its earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations or financial condition.

3.   Acquisitions and Asset Purchases

OmniSky Corporation

In January 2002, the Company acquired the proprietary software platform of OmniSky Corporation (“OmniSky”) in a Bankruptcy Code Section 363 purchase of assets. OmniSky was a provider of wireless data applications and services for use on mobile devices. The aggregate cost to acquire the OmniSky platform consisted of $2.7 million in cash, transaction charges of $0.8 million and the assumption of $2.7 million in liabilities. In connection with the acquisition of the OmniSky platform, the Company recorded $6.0 million in computer software and hardware and $0.2 million in other assets.

During the year ended December 31, 2003, the Company decided to discontinue providing services to certain customers supported by and to cease adding subscribers to the OmniSky platform. Accordingly, the Company reduced the carrying value of the acquired software and hardware by $2.4 million based on the estimated future cash flows of the customers who continued to be supported with the OmniSky platform, and the write-down is included in telecommunications service and equipment costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003.

PeoplePC

In July 2002, EarthLink purchased the outstanding stock of PeoplePC. PeoplePC provides value-priced Internet access using a cost-efficient technology platform. PeoplePC also provided a membership package that included a brand-name computer, unlimited Internet access, customer support and an in-home warranty (“Membership Package”). The Company has accounted for the acquisition of PeoplePC using the purchase method of accounting, and accordingly, the results of operations of PeoplePC have been included in the accompanying consolidated financial statements since the date of acquisition, July 31, 2002. In the transaction, EarthLink acquired approximately 518,000 customers who had purchased Membership Packages prior to the acquisition date (“Membership Customers”) and approximately 55,000 value-priced, monthly billed subscribers. EarthLink paid $0.0221 per share in cash, or a total of approximately $12.9 million, and paid transaction costs of $1.3 million. The cash used to purchase businesses as presented in the Consolidated Statement of Cash Flows for the year ended

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 includes approximately $7.5 million for the payment of acquisition-related and other liabilities assumed in the transaction. EarthLink allocated approximately $11.0 million of the purchase price to the acquired PeoplePC subscriber base and $2.0 million to fixed assets for proprietary technologies and software acquired in the transaction.

EarthLink assumed approximately $24.6 million in deferred service liabilities for the acquired Membership Customers. The Company determined the deferred service liability assumed based on the present value of the direct costs, including telecommunications and customer support costs, expected to be incurred over the Membership Customers’ remaining prepaid terms. The Company recognized revenues of approximately $9.1 million, $14.0 million and $1.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, associated with providing services to acquired Membership Customers. As of December 31, 2003 and 2004, the remaining PeoplePC deferred service liability was $2.3 million and $0.5 million, respectively.

During the year ended December 31, 2004, the Company determined that certain contingent liabilities related to taxes established at acquisition were not probable of being paid and, as a result, the Company reduced such liabilities and goodwill associated with the PeoplePC acquisition by $5.3 million. At the time of the acquisition, the Company assumed other liabilities, as adjusted, of $18.7 million, excluding the $5.3 million, resulting in goodwill and other indefinite life intangible assets associated with the acquisition of $36.6 million.

Pro forma disclosures of financial information

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2002 combines the results of EarthLink and PeoplePC as if the acquisition of PeoplePC had occurred on January 1, 2002. The unaudited pro forma condensed combined statement of operations is based on the historical consolidated combined financial statements of EarthLink and PeoplePC. The unaudited pro forma condensed combined statement of operations is not necessarily indicative of the results that would have been achieved had such transaction been consummated as of the date indicated, the results that would have been realized had the entities been a single entity during the period, or the results that may be achieved in the future.

Year Ended December 31, 2002
(in thousands, except per share data)
(unaudited)
Statement of operations data:
Total revenues	$1,387,008
Net loss	(171,943)
Deductions for accretion dividends (Note 11)	(19,987)
Net loss attributable to common stockholders	$(191,930)
Basic and diluted net loss per share	$(1.27)
Weighted average common shares outstanding	151,355

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.   Restructuring Charges and Facility Exit Costs

PeoplePC

EarthLink’s acquisition of PeoplePC included costs related to a formal plan (the “PeoplePC Plan”) to integrate PeoplePC’s operations into EarthLink’s operations and to exit PeoplePC’s international operations. The PeoplePC Plan called for the net reduction of 13 positions in operations and customer support, sales and marketing, and in general and administrative departments. The original estimates for costs associated with the PeoplePC Plan included $2.1 million related to the write-off of duplicative and abandoned assets, $0.8 million related to employee termination benefits and $1.8 million related to exiting PeoplePC’s international operations, including $0.6 million for the write-off of abandoned assets and $1.2 million related to costs associated with a non-cancelable lease. The costs associated with the PeoplePC Plan were less than original estimates and, as a result, the Company decreased its liability related to severance costs and the non-cancelable lease during the year ended December 31, 2003 by $0.5 million resulting in a decrease in goodwill. The Company has paid all exit costs associated with the PeoplePC Plan. The costs of the PeoplePC Plan are included in the purchase price of PeoplePC and are included in the fair values of tangible assets acquired and liabilities assumed in the acquisition.

Facility exit costs

On November 15, 2002, EarthLink closed its Phoenix, Arizona contact center facility. The plan for the closure of the Phoenix facility resulted in the elimination of 259 positions, primarily customer support personnel. In connection with the closing, EarthLink recorded facility exit costs of $3.5 million in the fourth quarter of 2002. These costs included approximately $1.7 million for employee, personnel and related costs; $0.5 million for real estate and telecommunications costs; and approximately $1.3 million in asset disposals. The Company has paid all exit costs associated with the Phoenix facility.

On January 28, 2003, EarthLink announced a plan to streamline its contact center facilities, which was executed during the three months ended March 31, 2003 (the “2003 Plan”). In connection with the 2003 Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact center facilities resulted in the termination of 1,220 employees and the net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, EarthLink recorded facility exit costs of approximately $36.6 million, including approximately $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

On January 6, 2004, EarthLink announced a plan to restructure and further streamline its contact center operations, which was executed during the three months ended March 31, 2004 (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. As a result of the 2004 Plan, EarthLink recorded facility exit costs of $30.2 million, including approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

During the year ended December 31, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 Plan and 2004 Plan by $2.0 million based on events occurring during the period and realized additional expense of $0.2 million associated with the disposal and write-down of

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed assets, net of proceeds received. As a result, EarthLink reduced its facility exit costs by $1.8 million during the year ended December 31, 2004.

The following tables summarize the accrued costs associated with the 2003 Plan and 2004 Plan as of and for the years ended December 31, 2003 and 2004:

2003 Plan	Facility Exit Costs	Non-Cash Items	Payments	Net Adjustments	Balance December 31, 2003	Net Adjustments	Payments	Balance December 31, 2004
	(in thousands)
Severance and personnel related costs	$10,737	$—	$(11,220)	$483	$—	$—	$—	$—
Real estate and telecommunications costs, including non-cancelable leases	18,207	—	(7,832)	(483)	9,892	(867)	(6,467)	2,558
Abandoned and disposed assets	7,652	(7,652)	—	—	—	—	—	—
	$36,596	$(7,652)	$(19,052)	$—	$9,892	$(867)	$(6,467)	$2,558

	Facility					Balance
	Exit	Net	Non-Cash	Deferred Rent		December 31,
2004 Plan	Costs	Adjustments	Items	Reclassification	Payments	2004
	(in thousands)
Severance and personnel related costs	$10,580	$26	$—	$—	$(10,601)	$5
Real estate and telecommunications costs, including non-cancelable leases	11,292	(1,202)	—	1,359	(5,622)	5,827
Abandoned and disposed assets	8,360	205	(8,565)	—	—	—
	$30,232	$(971)	$(8,565)	$1,359	$(16,223)	$5,832

Of the unpaid balance as of December 31, 2004, approximately $1.2 million and $3.1 million associated with the 2003 Plan and 2004 Plan, respectively, was classified as other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2004.

5.   Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2003 and 2004:

	As of December 31, 2003			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Acquired subscriber bases	$330,510	$(292,246)	$38,264	$330,278	$(316,608)	$13,670
Goodwill and other indefinite life intangible assets			$118,231			$110,962

e

During the year ended December 31, 2004, goodwill decreased $5.3 million as a result of reducing or eliminating contingent liabilities related to taxes established at the acquisition of PeoplePC that are not considered probable of being paid. Also during the year ended December 31, 2004, goodwill decreased $2.0 million due to the realizability of tax benefits associated with net operating loss carryforwards which

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were acquired in connection with the acquisitions of OneMain.com, Inc. and Cidco Incorporated. The net operating loss carryforwards were utilized to offset taxable income for the year ended December 31, 2004.

Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate the goodwill and other indefinite life intangible assets might be permanently impaired. During the years ended December 31, 2002, 2003 and 2004, the Company’s tests indicated its goodwill and other indefinite life intangible assets were not impaired.

Acquisition-related amortization in the Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004 represents the amortization of definite life intangible assets. The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.  Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $11.0 million, $2.3 million and $0.4 million during the years ending December 31, 2005, 2006 and 2007, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

6.   Investments

Investments in Marketable Securities

Short- and long-term investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. The Company has invested primarily in U.S. corporate notes and asset-backed securities (including auction rate securities) all of which have a minimum investment rating of A, and government agency notes. The Company determines realized gains and losses on a specific identification basis. The realized gains and losses are included in interest income and other, net, in the accompanying Consolidated Statements of Operations. The following table summarizes proceeds received from sales of available-for-sale securities and realized gains and losses from sales of available-for-sale securities for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Proceeds from sales of investments*	$62,696	$52,851	$58,439
Realized gains from sales of investments	371	336	77
Realized losses from sales of investments	(324)	(10)	(105)

*       Excludes sales of asset-backed, auction rate securities on the date of reauction, which have historically not resulted in any gain or loss.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities based primarily on quoted market prices as of December 31, 2003 and 2004:

	As of December 31, 2003				As of December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value	Cost	Losses	Gains	Value
(in thousands)
Short-term

U.S. corporate notes	$67,319	$(42)	$—	$67,277	$34,548	$(96)	$—	$34,452
Government agency notes	3,100	—	—	3,100	104,493	(522)	—	103,971
Asset-backed (including auction rate) securities	159,786	(75)	—	159,711	115,179	(30)	—	115,149
	$230,205	$(117)	$—	$230,088	$254,220	$(648)	$—	$253,572
Long-term
U.S. corporate notes	$23,334	$—	$11	$23,345	$10,509	$—	$3	$10,512
Government agency notes	20,250	—	6	20,256	45,901	(182)	—	45,719
Asset-backed (including auction rate) securities	5,453	(17)	—	5,436	2,270	(13)	—	2,257
	$49,037	$(17)	$17	$49,037	$58,680	$(195)	$3	$58,488
Total
U.S. corporate notes	$90,653	$(42)	$11	$90,622	$45,057	$(96)	$3	$44,964
Government agency notes	23,350	—	6	23,356	150,394	(704)	—	149,690
Asset-backed (including auction rate) securities	165,239	(92)	—	165,147	117,449	(43)	—	117,406
	$279,242	$(134)	$17	$279,125	$312,900	$(843)	$3	$312,060

The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement.

The following table summarizes contractual maturities of the Company’s investments in marketable securities as of December 31, 2004:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due within one year*	$254,220	$253,572
Due after one year through three years	58,680	58,488
	$312,900	$312,060

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is the date of the next auction.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in other companies

The Company accounts for investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) included in stockholders’ equity. Investments in other companies as of December 31, 2003 and 2004 included $0.6 million and $2.6 million, respectively, of investments carried at cost, and zero and $1.5 million, respectively, of investments recorded at fair value. Gross unrealized gains were $1.0 million as of December 31, 2004. There were no gross unrealized losses.

During the years ended December 31, 2002, 2003 and 2004, the Company recognized losses of $0.6 million, $0.2 million and $1.4 million, respectively, on certain of its investments in other companies as a result of a decline in fair value that was considered other than temporary. These losses are included in loss on investments in other companies in the Consolidated Statements of Operations.

7.   Property and Equipment

Property and equipment is recorded at cost and consists of the following as of December 31, 2003 and 2004:

	As of December 31,
	2003	2004
	(in thousands)
Data center and network equipment	$232,508	$244,358
Office and other equipment	206,366	173,057
Land and buildings	13,536	13,936
Leasehold improvements	80,372	58,147
Construction in progress	11	4,440
	532,793	493,938
Less accumulated depreciation	(423,983)	(416,470)
	$108,810	$77,468

During the year ended December 31, 2004, the Company wrote-down and retired abandoned and disposed property and equipment associated with the 2004 Plan with an aggregate net book value of $9.2 million. The retired property and equipment associated with the 2004 Plan, primarily leasehold improvements, furniture and office equipment, had a cost basis of $35.1 million and accumulated depreciation of $25.9 million. Also during the year ended December 31, 2004, the Company wrote-down and retired abandoned and disposed other property and equipment that had a cost basis of $37.1 million and accumulated depreciation of $36.2 million.

Depreciation expense charged to operations, which includes depreciation expense associated with property under capital leases, was $106.7 million, $79.9 million and $54.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   Other Accounts Payable and Accrued Liabilities

Other accounts payable and accrued liabilities consist of the following as of December 31, 2003 and 2004:

	As of December 31,
	2003	2004
	(in thousands)
Accrued communications costs	$29,696	$16,498
Accrued advertising	16,250	18,216
Accrued taxes	16,397	11,792
Accrued bounties	8,087	13,290
Liabilities associated with non-cancelable operating leases	8,577	6,543
Accrued outsourced customer support	7,780	9,052
Subscriber base and fixed asset purchases	4,902	6,550
Other	23,795	20,757
	$115,484	$102,698

9.   Common Stock

Shareholder Rights Plan

During 2002, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In connection with the Rights Plan, the Board of Directors also declared a dividend of one right for each outstanding share of EarthLink’s common stock for stockholders of record at the close of business on August 5, 2002.

Each right entitles the holder to purchase one one-thousandth (1/1000) of a share (a “Unit”) of EarthLink’s Series D Junior Preferred Stock at a price of $60.00 per Unit upon certain events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of EarthLink’s then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the exercise price of the right, or effectively at one-half of EarthLink’s then-current stock price. The rights are redeemable under certain circumstances at $0.01 per right and will expire, unless earlier redeemed, on August 6, 2012.

Share Repurchases

During 2002, the Board of Directors approved a share repurchase program (the “Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of the Company’s common stock. During the years ended December 31, 2003 and 2004, the Board of Directors increased the amount authorized to repurchase the Company’s common stock by $125.0 million and $200.0 million, respectively, to a total of $350.0 million. During the year ended December 31, 2004, the Company approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of December 31, 2004, the Company had $173.5 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s (“SEC”) regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes share repurchases during the years ended December 31, 2002, 2003 and 2004 pursuant to the Repurchase Program, which have been recorded as treasury stock in the accompanying Consolidated Balance Sheets as of December 31, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Number of shares repurchased	2,551	5,816	12,628
Aggregate purchase price	$14,176	$37,068	$125,286

In April 2003, the Company repurchased 9.0 million shares of its common stock from Sprint Corporation (“Sprint”) for $53.1 million, which was executed pursuant to a separate authorization by the Board of Directors.

In October 2003, the Company filed a registration statement with the SEC with respect to a rescission offer for approximately 0.2 million shares of EarthLink common stock in the EarthLink, Inc. 401(k) Plan that were not registered under the Securities Act of 1933. During 2004, EarthLink completed the rescission offer for the unregistered shares and repurchased approximately 48,000 shares of common stock for approximately $1.0 million. Approximately $0.4 million of the amounts paid pursuant to the rescission offer was recorded as treasury stock based on the fair value of common stock acquired on the date the rescission offer expired and the remainder was recorded as expense.

10.   Convertible Preferred Stock

All issued and outstanding shares of Series A and Series B convertible preferred stock were held by Sprint. Each share of Series A and Series B convertible preferred stock was convertible into such number of shares of common stock as was determined by dividing the liquidation value per share in effect at such time by the conversion value per share in effect at such time. Sprint received dividends on Series A and Series B convertible preferred stock at an annual rate of 3% of the stated liquidation value per share, compounded quarterly. Through June 2003, such dividends were payable “in kind” by way of an increase in the liquidation value per share. The increase in the liquidation value per share resulted in an increase in the conversion ratio of the preferred stock, such that in June 2003, the liquidation value per share would have been equal to the conversion value per share and each share of outstanding preferred stock would have been convertible into one share of common stock. All shares of Series A and Series B convertible preferred stock were converted into common stock at less than a one to one ratio prior to June 30, 2003.

During the year ended December 31, 2002, Sprint converted approximately 9.0 million shares of Series A convertible preferred stock into 8.8 million shares of the Company’s common stock. During the year ended December 31, 2003, Sprint converted approximately 1.1 million and 16.8 million shares of Series A and Series B convertible preferred stock, respectively, into an approximately equivalent number of shares of common stock. The conversions represented all of the outstanding shares of Series A and Series B convertible preferred stock. Consequently, there are currently no shares of Series A or Series B convertible preferred stock outstanding and, accordingly, no associated dividend obligations.

11.   Deductions for Accretion Dividends

Increases in the liquidation value per share resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends includes approximately $13.0 million and $3.0 million for the years ended December 31, 2002 and 2003, respectively, related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock. Deductions for accretion dividends also includes amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock becomes convertible. In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discounts were being accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends includes approximately $7.0 million and $1.6 million for the years ended December 31, 2002 and 2003, respectively, related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint converted all of its Series A and Series B convertible preferred stock during the year ended December 31, 2003, the Company did not have any dividend obligations during the year ended December 31, 2004. See Note 10, “Convertible Preferred Stock.”

12.   Stock Compensation Plans and Warrants

Option Plans

The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant.

As of December 31, 2004, the Company had reserved 36.9 million shares of common stock for the issuance of equity-based incentive compensation under its various stock incentive plans. Approximately 20.7 million options, restricted stock units and phantom share units were outstanding, and 9.9 million shares were available for grant.

Warrants and Stock Options

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. The Company did not issue warrants during the years ended December 31, 2002, 2003 and 2004. As of December 31, 2004, warrants to purchase a total of 242,000 shares of common stock were outstanding at exercise prices ranging from $3.02 to $18.25. The warrants are currently exercisable and expire at various dates through October 2007.

As of December 31, 2004, options to purchase 251,000 shares of common stock were outstanding that were not granted pursuant to the Company’s stock incentive plans. The options were granted during 1995 and 1996, are currently exercisable and expire at various dates through September 2006.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and Warrants Outstanding

The following table summarizes information concerning stock option and warrant activity during the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock Options	Exercise	Stock Options	Exercise	Stock Options	Exercise
	and Warrants	Price	and Warrants	Price	and Warrants	Price
	(shares in thousands)
Outstanding at beginning of year	21,022	$15.66	28,356	$12.62	22,742	$11.93
Granted	10,925	7.26	2,433	7.07	3,852	9.53
Exercised	(307)	3.05	(1,010)	3.34	(2,120)	7.44
Canceled	(3,284)	15.14	(7,037)	14.25	(3,745)	13.59
Outstanding at end of year	28,356	12.62	22,742	11.93	20,729	11.64
Options exercisable at year-end	11,688		12,757		12,535
Weighted-average grant date fair value of options granted during the year	$5.17		$4.34		$4.71

The following table summarizes the status of the Company’s stock options and warrants as of December 31, 2004:

Stock Options and Warrants Outstanding				Stock Options and
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands)			(in thousands)
$ 1.06 to $ 5.10	1,934	5.59	$4.19	986	$3.31
5.31 to 5.98	2,521	7.84	5.64	1,092	5.63
6.13 to 8.47	1,877	7.14	7.11	1,079	7.23
8.90 to 9.01	3,083	9.45	9.00	95	8.90
9.25 to 10.06	5,648	6.20	9.90	4,615	9.93
10.38 to 15.00	1,950	7.01	12.10	1,070	12.55
15.63 to 24.92	1,539	4.94	19.33	1,421	19.54
25.13 to 51.44	2,177	4.68	31.56	2,177	31.56
$ 1.06 to $51.44	20,729	6.74	$11.64	12,535	$13.86

Deferred Compensation Plan

During the year ended December 31, 2003, the Company adopted the Deferred Compensation Plan for Directors and Certain Key Employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2004, the Company had issued approximately 17,000 phantom share units and approximately 8,000 were outstanding.

Restricted Stock Units

During the years ended December 31, 2003 and 2004, the Company issued approximately 24,000 and 467,000 restricted stock units, respectively, to its non-employee directors and certain key employees. The weighted average fair value of these restricted stock units for the years ended December 31, 2003 and 2004 was $8.90 and $9.49 per unit, respectively. The restricted stock units vest and become exercisable over four to six years from the date of grant. The grants resulted in deferred compensation of $0.2 million and $4.4 million, respectively, which is included in stockholders’ equity in the Consolidated Balance Sheets as of December 31, 2003 and 2004. The Company is amortizing the deferred compensation to operating expense on a straight-line basis over the vesting period of the restricted stock units.

Employee Stock Purchase Plan

During the year ended December 31, 2002, the Company adopted the ESPP, and in January 2005, the Company terminated the ESPP. Under the terms of the ESPP, eligible employees were able to have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings were used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of the closing price on the first trading day of the just completed quarter or the closing price on the last trading day of the just completed quarter. During the years ended December 31, 2002, 2003 and 2004, employees purchased approximately 102,000, 221,000 and 223,000 shares, respectively, at weighted average per share purchase prices of $5.02, $5.13 and $7.58, respectively.

13.   Income Taxes

The current and deferred income tax provision was as follows for the year ended December 31, 2004:

Year Ended
December 31, 2004
(in thousands)
Current
Federal	$1,608
State	883
Total current	2,491
Deferred
Federal	1,969
State	—
Total deferred	1,969
Income tax provision	$4,460

During the year ended December 31, 2004, the Company utilized approximately $94.1 million of federal net operating loss carryforwards (“NOLs”) and $88.6 million of state NOLs to offset taxable income; however, EarthLink owed state income and federal and state alternative minimum tax (“AMT”)

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregating $2.5 million, and the AMT was payable primarily due to limitations associated with the utilization of NOLs in calculating AMT due. A valuation allowance of $1.8 million has been provided for AMT amounts due for the year ended December 31, 2004 that may be used to offset tax due in future years.

Of the $94.1 million of federal NOLs utilized for the year ended December 31, 2004, $5.6 million was acquired in connection with the acquisitions of Cidco Incorporated and OneMain.com, Inc. in 2001 and 2000, respectively. Upon realization of these NOLs in 2004, the associated reduction in the valuation allowance of $2.0 million was recorded as a reduction to goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes,” resulting in a deferred income tax provision of $2.0 million.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Federal income tax (benefit) provision at statutory rate	$(51,812)	$(21,768)	$40,414
State income taxes, net of federal benefit	(6,699)	(2,830)	5,254
Nondeductible expenses	—	(266)	361
Net change to valuation allowance	58,225	25,446	—
Change in valuation allowance associated with realized deferred tax assets	—	—	(45,360)
Valuation allowance for realized deferred tax assets acquired in business combinations	—	—	1,969
Increase in valuation allowance for AMT due	—	—	1,822
Other	286	(582)	—
	$—	$—	$4,460

The Company acquired $35.8 million of deferred tax assets, primarily related to NOLs, in conjunction with the acquisition of PeoplePC in July 2002. These additional deferred tax assets impacted the net change to the valuation allowance.

Deferred tax assets and liabilities include the following as of December 31, 2003 and 2004:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
NOLs	$263,607	$204,717
Accrued liabilities and reserves	24,728	20,005
Subscriber base and other intangible assets	117,625	104,769
Other	21,335	38,434
Total deferred tax assets	427,295	367,925
Valuation allowance	(427,295)	(367,925)
Net deferred tax asset	$—	$—

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2004, the Company had NOLs for federal income tax purposes totaling approximately $639.5 million and $510.1 million, respectively, which begin to expire in 2010. As of December 31, 2003 and 2004, the Company had NOLs for state income tax purposes totaling approximately $404.7 million and $290.6 million, respectively, which started to expire in 2002. The Company also had $35.6 million of foreign NOLs as of December 31, 2003 and 2004. Under the Tax Reform Act of 1986, the Company’s ability to use its federal, state and foreign NOLs and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. During the year ended December 31, 2003, the Company reduced the NOL deferred tax asset and the associated valuation allowance by $28.8 million based on an analysis of Section 382 limitations associated with acquired federal and state NOLs. During the year ended December 31, 2004, the Company reduced deferred tax assets and the valuation allowance by $18.1 million based on an analysis of the NOLs and other deferred tax assets. As a result, the NOL amounts as of December 31, 2004 reflect the restriction on the Company’s ability to use its federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

As of December 31, 2004, the NOLs included $70.0 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the NOLs will be credited directly to equity. As of December 31, 2004, the NOLs included $98.3 million of NOLs acquired in connection with business acquisitions. Any benefit resulting from the utilization of this portion of the NOLs will be credited to goodwill.

The Company has provided a valuation allowance for its deferred tax assets, including NOLs, because of uncertainty regarding their realization.

14.   Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2014. The leases generally contain annual escalation provisions as well as renewal options. The total amount of base rent payments, net of allowances and incentives, is being charged to expense using the straight-line method over the terms of the leases. In addition to the base rent payments, EarthLink generally pays a monthly allocation of the buildings’ operating expenses. Total base rent expense in the years ended December 31, 2002, 2003 and 2004 for all operating leases amounted to $29.7 million, $26.2 million and $17.8 million, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum lease commitments under non-cancelable leases, including estimated operating expenses, as of December 31, 2004 are as follows:

Operating
Leases
Year Ending December 31,	(in thousands)
2005	$20,499
2006	17,911
2007	14,574
2008	11,666
2009	10,277
Thereafter	39,559
Total minimum lease payments, including estimated operating expenses	114,486
Less aggregate sublease income	(11,970)
$102,516

During the year ended December 31, 2004, the Company extended the term of its lease for its principal executive offices for an additional seven years, from 2007 to 2014. The extension of the lease term increased the Company’s aggregate future minimum lease commitment for its principal executive offices by $51.8 million, including estimated costs for facility expenses such as property taxes, maintenance and utility costs.

Significant Agreements

Access to the Internet for customers outside of the Company’s base of owned POPs is provided through capacity leased from a number of third-party providers such as Level 3 and Sprint. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink’s customer base. Certain amounts payable at December 31, 2003 and 2004 under such agreements are included in accrued communications costs in Note 8. Minimum commitments under non-cancelable network service agreements and other purchase commitments are as follows as of December 31, 2004:

Year Ending December 31,
2005	$57,235
2006	14,390
Total	$71,625

Cost of revenues from these non-cancelable network service agreements totaled $263.3 million, $212.0 million and $132.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

15.   Profit Sharing Plans

The Company sponsors the EarthLink, Inc. 401(k) Plan (“Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. During the years ended December 31, 2002 and 2003, the Company made a discretionary matching contribution of 50% of the first 2% of base compensation and 33% of the next 4% of base compensation that a participant contributed to the Plan. In January 2004, the Company increased its matching

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution to 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over four years from the participant’s date of hire. The Company contributed $2.3 million, $2.3 million and $3.0 million, during the years ended December 31, 2002, 2003 and 2004, respectively.

16.   Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2003 and 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The carrying values for cash, cash equivalents, trade receivables and trade payables approximate their fair values because of the short maturity of those instruments. The Company’s short- and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s investments in publicly-held companies are stated at fair value, which is estimated and recorded based on quoted market prices. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments. The Company is exposed to interest rate risk with respect to investments in marketable securities and market price risk with respect to investments in marketable securities and investments in publicly-traded and privately-held entities.

The following table summarizes the amortized costs and fair values of our investments by security type as of December 31, 2003 and 2004:

	As of December 31, 2003		As of December 31, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Asset-backed (including auction rate) securities	$165,237	$165,147	$117,449	$117,406
U.S. corporate notes	92,656	92,623	45,057	44,964
Government agency notes	23,349	23,355	150,394	149,690
Commercial paper	15,787	15,787	—	—
	$297,029	$296,912	$312,900	$312,060

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003 and 2004. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2003		As of December 31, 2004
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$17,787	$17,787	$—	$—
Weighted average interest rate	1.1%		—
Weighted average maturity (mos.)	0.8		—
Included in marketable securities-short-term	$230,205	$230,088	$254,220	$253,572
Weighted average interest rate	1.4%		2.1%
Weighted average maturity (mos.)*	3.0		3.7
Included in marketable securities-long-term	$49,037	$49,037	$58,680	$58,488
Weighted average interest rate	1.7%		2.5%
Weighted average maturity (mos.)	14.1		19.5

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is the date of the next auction.

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Significant non-cash transactions
Issuance of common stock in conjuction with acquisitions	$1,341	$—	$—
Assets acquired pursuant to capital leases	2,101	—	—
Non-cash working capital adjustments to reduce goodwill	—	2,150	5,300
Additional cash flow information
Cash paid during the year for interest	$1,045	$877	$677
Cash paid during the year for income taxes	—	—	1,778

18.   Related Party Transactions

Sprint

Through its ownership interest in EarthLink, Sprint is considered a related party. The Company has a marketing relationship with Sprint. During the years ended December 31, 2002, 2003 and 2004, the Company’s relationship with Sprint generated approximately 10% of EarthLink’s total gross organic subscriber additions. Sprint may pursue relationships with other ISPs, and a significant decrease in the number of gross subscriber additions generated through the Company’s relationship with Sprint would adversely affect the Company’s results of operations.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s wholesale and customer referral arrangements with Sprint, the Company received approximately $26.4 million, $27.3 million and $27.6 million during the years ended December 31, 2002, 2003 and 2004, respectively. The prices for services provided by the Company to Sprint were negotiated at arms-length. As of December 31, 2003 and 2004, the Company had accounts receivable related to these arrangements with Sprint of $5.2 million and $6.0 million, respectively.

EarthLink paid Sprint approximately $75.4 million, $74.0 million and $57.6 million during the years ended December 31, 2002, 2003 and 2004, respectively, associated with network and voice services agreements. The prices paid for services purchased from Sprint were negotiated at arms-length. The aggregate amount due to Sprint pursuant to these service agreements was $15.8 million and $6.0 million at December 31, 2003 and 2004, respectively.

Officers and Directors

As of December 31, 2003, the Company had a note receivable from one officer of $0.7 million which is included in other current assets in the accompanying Consolidated Balance Sheets. The note receivable was repaid during the year ended December 31, 2004.

The Company had commercial arrangements with Overture Services, Inc. (formerly known as GoTo.com) (“Overture”), which was acquired by Yahoo! Inc. in October 2003. A member of the Company’s Board of Directors was the Chairman of the Board of Directors of Overture. Overture was (but no longer is) EarthLink’s default search engine provider, and during the year ended December 31, 2002, Overture paid the Company approximately $0.3 million in connection with the commercial arrangements.

As of December 31, 2001, the Company had made equity capital investments totaling $10.0 million in EVG, an affiliate of eCompanies, LLC (“eCompanies”). The carrying value of the investment in EVG as of December 31, 2003 and 2004 was $0.6 million. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. The Company recorded adjustments of $0.6 million and $0.2 million during the years ended December 31, 2002 and 2003, respectively, to write its investment in EVG down to its estimated realizable value.

During the year ended December 31, 2002, the Company entered into a commercial arrangement with Boingo Wireless, Inc. (“Boingo”). Sky Dayton, a member of EarthLink’s Board of Directors, is the founder and the former Chief Executive Officer of Boingo. The amounts paid to and received from Boingo during the years ended December 31, 2002 and 2003 were less than $0.1 million. During the year ended December 31, 2004, the Company paid Boingo $0.8 million pursuant to various arrangements, including a software license, maintenance and network access agreement and a revenue sharing arrangement.

19.   Subsequent Event

In January 2005, EarthLink entered into a definitive agreement with SK Telecom Co., Ltd. (“SKT”) to form a joint venture to market wireless voice and data services in the U.S. The new entity, to be called SK-EarthLink, will be a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT expect for the closing and initial financing of SK-EarthLink to occur in March 2005 and for SK-EarthLink’s operations to commence immediately thereafter.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the definitive agreement, EarthLink and SKT will each have a 50 percent voting and economic ownership interest in SK-EarthLink. Three members from each of EarthLink and SKT will comprise the Board of Directors.

The joint venture will be capitalized with $440.0 million of partner investments over the next three years. Pursuant to SK-EarthLink’s Contribution and Formation Agreement, EarthLink has committed to invest an aggregate of $220.0 million, including $180.0 million of cash and $40.0 million of non-cash assets, including customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services.

20.   Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2004. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(unaudited)
	(in thousands, except per share data)
Revenues	$353,749	$352,253	$347,352	$348,576	$351,563	$348,587	$343,974	$338,078
Operating costs and expenses	417,738	368,193	345,061	337,902	364,392	300,006	306,144	300,902
Income (loss) from operations	(63,989)	(15,940)	2,291	10,674	(12,829)	48,581	37,830	37,176
Loss on investments in other companies	—	—	—	(202)	—	—	(726)	(694)
Interest income and other, net	2,056	1,461	1,209	246	1,035	1,711	1,584	1,801
Income (loss) before income taxes	(61,933)	(14,479)	3,500	10,718	(11,794)	50,292	38,688	38,283
Provision for income taxes	—	—	—	—	—	630	1,136	2,694
Net income (loss)	(61,933)	(14,479)	3,500	10,718	(11,794)	49,662	37,552	35,589
Deductions for accretion dividends(1)	(3,744)	(842)	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(65,677)	$(15,321)	$3,500	$10,718	$(11,794)	$49,662	$37,552	$35,589
Basic net income (loss) per share(2)	$(0.43)	$(0.10)	$0.02	$0.07	$(0.07)	$0.32	$0.25	$0.24
Diluted net income (loss) per share(2)	$(0.43)	$(0.10)	$0.02	$0.07	$(0.07)	$0.31	$0.24	$0.23
Basic weighted average common shares outstanding	153,407	156,388	159,998	159,399	158,325	156,483	152,970	149,233
Diluted weighted average common shares outstanding	153,407	156,388	162,747	162,774	158,325	159,680	156,056	153,665

(1)                Reflects the accretion of the liquidation value per share on the Series A and Series B convertible preferred stock at a 3% annual rate, compounded quarterly, and dividends related to the beneficial conversion features of the Series A and Series B convertible preferred stock in accordance with EITF Issue No. 98-5.

(2)                Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts will not necessarily add to the net income (loss) per share computed for the year.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.                 Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.                 Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2004 covered by this Form 10-K that was not reported.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions “Proposal 1—Election of Directors—Nominees Standing for Election” and “Proposal 1—Election of Directors—Directors Not Standing for Election” in our Proxy Statement for our 2005 Annual Meeting of Stockholders (“Proxy Statement”) or in a subsequent amendment to this Report. Information relating to our executive officers will be set forth under the caption “Executive Officers” in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption “Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information relating to EarthLink’s Code of Ethics for directors and officers will be set forth under the caption “Proposal 1—Election of Directors—Corporate Governance Matters—Codes of Ethics” in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information relating to compensation of our directors and executive officers will be set forth under the captions “Proposal 1—Election of Directors—Director Compensation” and “Executive Compensation” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the caption “Executive Compensation—Compensation Committee Report on Executive Officer Compensation,” which specifically is not so incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

Information regarding securities authorized for issuance under our equity compensation plans will be set forth under the caption “Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption “Executive Officers—Beneficial Ownership of Common Stock” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption “Executive Compensation—Compensation Committee Interlocks” and “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information regarding our principal accounting fees and services is set forth under the caption “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this Report

(1)         Financial Statements

1.	Reports of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2003 and 2004
3.	Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2003 and 2004
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
6.	Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required under the related instructions or are inapplicable.

(3)   Listing of Exhibits

3.1—

Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).

3.2*—	Amended and Restated Bylaws of EarthLink, Inc.
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—

Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K, dated August 6, 2002—File No. 001-15605).

10.1#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2#—

EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).

10.3#—

EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).

10.4#—

Summary of amendment to the EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.5#—

Summary of EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.6#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.8#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-83870).
10.10—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.11—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K, dated December 30, 2004—File No. 001-15605).

10.12—

Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.13#—

Amended and Restated Employment Agreement, dated as of January 28, 2003, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2003—File No. 001-15605).

10.14#—

Summary of amended provisions of Amended and Restated Employment Agreement with Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 13, 2005—File No. 001-15605).

10.15*#—	Summary of key provisions of EarthLink, Inc.’s Board of Director Compensation, dated January 2004.
10.16#—	Summary of 2004 bonus payments and 2005 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 13, 2005—File No. 001-15605).
10.17—	Summary of provisions of the 2005 bonus plan for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated February 15, 2005—File No. 001-15605).
10.18—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.19—	Form of Operating Company Agreement of SK-EarthLink LLC (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.20—	Form of Certificate of Incorporation of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.21—	Form of Bylaws of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.22—	Form of Stockholders Agreement of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

#                 Management compensatory plan or arrangement.

(b)          Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Report.

(c)           Financial Statement Schedule

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
Charles G. Betty,
Chief Executive Officer
Date: March 11, 2005

Each person whose signature appears below hereby constitutes and appoints Charles G. Betty and Kevin M. Dotts, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date:	March 11, 2005	By:	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer and Director (principal executive officer)
Date:	March 11, 2005	By:	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer (principal financial and accounting officer)
Date:	March 11, 2005	By:	/s/ SKY D. DAYTON
Sky D. Dayton, Chairman of the Board
Date:	March 11, 2005	By:	/s/ S. MARCE FULLER
S. Marce Fuller, Director
Date:	March 11, 2005	By:	/s/ WILLIAM H. HARRIS, JR.
William H. Harris, Jr., Director
Date:	March 11, 2005	By:	/s/ TERRELL B. JONES
Terrell B. Jones, Director

Date:	March 11, 2005	By:	/s/ ROEBRT M. KAVNER
Robert M. Kavner, Director
Date:	March 11, 2005	By:	/s/ LINWOOD A. LACY, JR.
Linwood A. Lacy, Jr., Director
Date:	March 11, 2005	By:	/s/ THOMAS E. WHEELER
Thomas E. Wheeler, Director

EXHIBIT INDEX

Exhibit	Description
3.1—

Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).

3.2*—	Amended and Restated Bylaws of EarthLink, Inc.
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—

Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K, dated August 6, 2002—File No. 001-15605).

10.1#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2#—

EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).

10.3#—

EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).

10.4#—

Summary of amendment to the EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.5#—

Summary of EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.6#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.8#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-83870).
10.10—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.11—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K, dated December 30, 2004—File No. 001-15605).

E-1

10.12—

Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.13#—

Amended and Restated Employment Agreement, dated as of January 28, 2003, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2003—File No. 001-15605).

10.14#—

Summary of amended provisions of Amended and Restated Employment Agreement with Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 13, 2005—File No. 001-15605).

10.15*#—	Summary of key provisions of EarthLink, Inc.’s Board of Director Compensation, dated January 2004.
10.16#—	Summary of 2004 bonus payments and 2005 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 13, 2005—File No. 001-15605).
10.17#—	Summary of provisions of the 2005 bonus plan for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated February 15, 2005—File No. 001-15605).
10.18—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.19—	Form of Operating Company Agreement of SK-EarthLink LLC (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.20—	Form of Certificate of Incorporation of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.21—	Form of Bylaws of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.22—	Form of Stockholders Agreement of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

#                 Management compensatory plan or arrangement.

E-2