Form 10-Q
period 2005-03-31
EARTHLINK INC
filed 2005-05-09
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                As of April 30, 2005, 139,586,179 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2005

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

ASSETS

	December 31, 2004	March 31, 2005
Current assets:
Cash and cash equivalents	$218,910	$211,455
Investments in marketable securities	253,572	187,001
Accounts receivable, net of allowance of $7,903 and $7,718 as of December 31, 2004 and March 31, 2005, respectively	30,733	39,342
Due from SK-EarthLink	—	3,730
Prepaid expenses	15,630	12,263
Other current assets	10,846	8,463
Total current assets	529,691	462,254
Long-term investments in marketable securities	58,488	44,099
Investment in equity affiliate	—	43,239
Other long-term assets	15,171	16,920
Property and equipment, net	77,468	73,896
Subscriber bases, net	13,670	9,546
Goodwill and other indefinite life intangible assets	110,962	106,995
Total assets	$805,450	$756,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,190	$33,746
Due to SK-EarthLink	—	4,427
Accrued payroll and related expenses	35,966	26,715
Other accounts payable and accrued liabilities	102,714	94,484
Deferred revenue	62,861	60,834
Total current liabilities	246,731	220,206

Deferred revenue, net of current portion	3,296	2,594
Other long-term liabilities	7,816	14,671
Total liabilities	257,843	237,471

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2004 and March 31, 2005	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 178,765 and 178,937 shares issued as of December 31, 2004 and March 31, 2005, respectively, and 148,720 and 141,992 shares outstanding as of December 31, 2004 and March 31, 2005, respectively	1,788	1,789
Additional paid-in capital	1,971,208	1,972,546
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,192,762)	(1,159,415)
Treasury stock, at cost, 30,045 and 36,945 shares as of December 31, 2004 and March 31, 2005, respectively	(230,056)	(292,836)
Unrealized gains (losses) on investments	201	(210)
Deferred compensation	(3,995)	(3,619)
Total stockholders’ equity	547,607	519,478
Total liabilities and stockholders’ equity	$805,450	$756,949

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
	(unaudited) (in thousands, except per share data)
Revenues:
Narrowband access	$227,121	$200,746
Broadband access	102,536	108,972
Web hosting	12,627	10,837
Advertising and other value-added services	9,279	14,185
Total revenues	351,563	334,740

Operating costs and expenses:
Telecommunications service and equipment costs	116,435	96,022
Sales incentives	1,662	2,472
Total cost of revenues	118,097	98,494

Sales and marketing	103,020	104,934
Operations and customer support	75,305	61,474
General and administrative	29,899	28,807
Acquisition-related amortization	7,839	3,604
Facility exit costs	30,232	627
Total operating costs and expenses	364,392	297,940

Income (loss) from operations	(12,829)	36,800
Loss on investments in other companies	—	(915)
Net losses of equity affiliate	—	(257)
Interest income and other, net	1,035	2,875
Income (loss) before income taxes	(11,794)	38,503
Provision for income taxes	—	5,156
Net income (loss)	$(11,794)	$33,347

Basic net income (loss) per share	$(0.07)	$0.23
Diluted net income (loss) per share	$(0.07)	$0.22

Basic weighted average common shares outstanding	158,325	146,594
Diluted weighted average common shares outstanding	158,325	149,425

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2005
	(unaudited) (in thousands)
Cash flows from operating activities:
Net income (loss)	$(11,794)	$33,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,274	13,335
Loss on disposal of fixed assets	8,754	24
Loss on investments in other companies	—	915
Net losses of equity affiliate	—	257
Stock-based compensation expense	80	389
Deferred income taxes	—	3,837
Decrease (increase) in accounts receivable, net	3,727	(10,685)
Decrease in prepaid expenses and other assets	1,454	5,745
Increase (decrease) in accounts payable and accrued and other liabilities	6,162	(12,738)
Decrease in deferred revenue	(2,015)	(2,142)
Net cash provided by operating activities	31,642	32,284

Cash flows from investing activities:
Purchases of property and equipment	(4,162)	(11,831)
Proceeds from sales of fixed assets	442	—
Purchases of subscriber bases	(1,281)	(4,325)
Investments in marketable securities:
Purchases	(159,604)	(65,949)
Sales and maturities	164,414	146,831
Investments in and net advances from equity affiliate	—	(41,767)
Amounts paid for sale of net liabilities to equity affiliate	—	(1,233)
Investments in other companies	(3,000)	—
Net cash (used in) provided by investing activities	(3,191)	21,726

Cash flows from financing activities:
Principal payments under capital lease obligations	(103)	(12)
Proceeds from stock options exercised and employee stock purchase plan purchases	4,808	1,327
Purchases of treasury stock	(23,339)	(62,780)
Net cash used in financing activities	(18,634)	(61,465)

Net increase (decrease) in cash and cash equivalents	9,817	(7,455)
Cash and cash equivalents, beginning of period	208,740	218,910
Cash and cash equivalents, end of period	$218,557	$211,455

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

                EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  EarthLink’s primary service offerings are narrowband and broadband Internet access services; web hosting services; and advertising and related marketing services. The Company provides a broad range of products and services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.

In March 2005, the Company completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”), SK-EarthLink. SK-EarthLink is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT each have a 50 percent voting and economic ownership interest in SK-EarthLink.

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (‘‘FASB’’) Interpretation (‘‘FIN’’) No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation.’’ Stock and other equity instruments issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and valued using the Black-Scholes model.

Generally, no stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under stock-based compensation plans have an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modifies stock options subsequent to the grant date, the Company records compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25.  Compensation cost related to restricted stock units granted to non-employee directors and certain key employees is reflected in net income (loss) as services are rendered. During the three months ended March 31, 2004, the Company recognized no amounts of compensation expense for stock options based on the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. During the three months ended March 31, 2005, the Company recognized $0.2 million of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to SK-EarthLink.  If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005
	(in thousands, except per share data)

Net income (loss), as reported	$(11,794)	$33,347
Add: Stock-based compensation expense included in reported net income (loss)	—	157
Deduct: Stock-based compensation expense determined using a fair value based method for all awards	(7,097)	(4,656)
Pro forma net income (loss)	$(18,891)	$28,848

Basic net income (loss) per share:
As reported	$(0.07)	$0.23
Pro forma	$(0.12)	$0.20

Diluted net income (loss) per share:
As reported	$(0.07)	$0.22
Pro forma	$(0.12)	$0.20

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. EarthLink reclassified prior period financial statements to reflect investments in asset-backed, auction rate debt securities as short-term investments in marketable securities rather than as cash and cash equivalents. EarthLink invests in auction rate debt securities with reauction periods of 90 days or less, and the maturities of the instruments underlying the auction rate debt securities are generally more than 90 days from the balance sheet date.  Because investments in auction rate debt securities are viewed by management as available to support current operating activities, investments in auction rate debt securities are included in current assets and classified as investments in marketable securities in the accompanying Condensed Consolidated Balance Sheets based on the provisions of Accounting Research Bulletin No. 43, Chapter 3-Working Capital, Section A-Current Assets and Liabilities.

The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 reflects the reclassification of $141.0 million and $86.0 million of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities as of December 31, 2003 and March 31, 2004, respectively.  Furthermore, EarthLink previously excluded purchases and sales and maturities of auction rate debt securities from the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 because auction rate debt securities were classified as cash equivalents. Purchases of investments in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 has been adjusted to include $77.8 million of purchases of auction rate debt securities, and sales and maturities of investments for the three months ended March 31, 2004 has been adjusted to include $132.9 million of sales and maturities of auction rate debt securities.  The revision in classification of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities, and the related adjustments to the Condensed Consolidated Statement of Cash Flows, does not affect previously reported cash flows from operations, cash flows from financing activities, results of operations, current assets, total assets, working capital position or overall financial position.

3.  Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for the year ended December 31, 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after June 15, 2005. EarthLink expects to adopt SFAS No. 123 (R) on January 1, 2006 based on the new effective date announced by the SEC and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2. The Company expects its earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

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

4.  Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”).  Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, phantom share units and restricted stock units (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The following table reconciles the denominator for the basic and diluted per share computations for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(in thousands, except per share data)

Net income (A)	$33,347

Basic weighted average common shares outstanding (B)	146,594
Dilutive effect of Common Stock Equivalents:
Stock options, warrants, phantom share units and restricted stock units	2,831
Diluted weighted average common shares outstanding (C)	149,425

Basic net income per share (A/B)	$0.23
Diluted net income per share (A/C)	$0.22

Common Stock Equivalents for the three months ended March 31, 2005 included an average of 9.8 million options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method.  Common Stock Equivalents for the three months ended March 31, 2005 excluded 11.3 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the three months ended March 31, 2005, but these options, warrants and restricted stock units could be dilutive in future periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended March 31, 2004 because such inclusion would have had an anti-dilutive effect due to the Company’s net loss.

5.  Comprehensive Income (Loss)

                Comprehensive income (loss) includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005 as follows:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Net income (loss)	$(11,794)	$33,347
Net change in unrealized gains (losses) on investments	66	(411)
Total comprehensive income (loss)	$(11,728)	$32,936

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

During the three months ended March 31, 2005, EarthLink increased its estimate for real estate commitments associated with the 2004 Plan by $0.6 million based on events occurring during the period. Such amount is included as facility exit costs in the Condensed Consolidated Statement of Operations.

The following tables summarize the accrued costs associated with the 2003 Plan and the 2004 Plan as of and for the three months ended March 31, 2005:

2003 Plan	Balance December 31, 2004	Payments	Adjustments	Balance March 31, 2005
	(in thousands)
Real estate and telecommunications costs, including non-cancelable leases	$2,558	$(326)	$—	$2,232

2004 Plan	Balance December 31, 2004	Payments	Adjustments	Balance March 31, 2005
	(in thousands)
Severance and personnel related costs	$5	$—	$—	$5
Real estate and telecommunications costs, including non-cancelable leases	5,827	(680)	627	5,774
	$5,832	$(680)	$627	$5,779

7.  Investments

Investments in marketable securities

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have original maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and auction rate debt securities with interest rate reset periods of 90 days or less with maturities on the face of the securities in excess of 90 days.  Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date, excluding investments in auction rate debt securities which are classified as short-term investments in marketable securities.  The Company has invested primarily in U.S. corporate notes, asset-backed debt securities (including auction rate debt securities), and government agency notes, all of which have a minimum investment rating of A.  Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  During the three months ended March 31, 2004 and 2005, the Company realized nominal gains and nominal losses upon sales of investments in marketable securities.

Investments in other companies

The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) included in stockholders’ equity. During the three months ended March 31, 2005, the Company recorded unrealized losses of approximately $0.3 million on its investments in other companies.

Also during the three months ended March 31, 2005, the Company recognized a loss of $0.9 million on certain of its investments in other companies as a result of a decline in fair value that was considered other-than- temporary. This loss is included in loss on investments in other companies in the Condensed Consolidated Statements of Operations. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

Investment in equity affiliate

On March 24, 2005, the Company completed the formation of a joint venture with SKT, called SK-EarthLink, to market and sell wireless voice and data services in the U.S.  Under the terms of the joint venture agreement, EarthLink and SKT each have a 50 percent voting and economic ownership interest in SK-EarthLink. EarthLink and SKT, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of SK-EarthLink and have committed to invest additional cash of $274.0 million in SK-EarthLink over the next three years.

On March 24, 2005, EarthLink invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services.  The non-cash assets contributed were recorded by EarthLink as an additional investment of $0.5 million based on EarthLink’s carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed. No gain or loss was recognized on this transaction. In addition, EarthLink agreed to pay SK-EarthLink to assume $1.2 million of net liabilities associated with wireless customers and related operations. EarthLink has committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years.

The Company determined that SK-EarthLink does not qualify as a variable interest entity under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” so consolidation pursuant to FASB

Interpretation No. 46 is not required. The Company accounts for its investment in SK-EarthLink under the equity method of accounting because the Company can exert significant influence over SK-EarthLink’s operating and financial policies.  As a result, the Company records its proportionate share of SK-EarthLink’s net income (loss) in its statement of operations. During the three months ended March 31, 2005, the Company recorded $0.3 million of equity method losses related to its SK-EarthLink investment.

8.  Goodwill and Intangible Assets

              The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005:

	As of December 31, 2004			As of March 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Acquired subscriber bases	$330,278	$(316,608)	$13,670	$328,241	$(318,695)	$9,546
Goodwill and other indefinite life intangible assets			$110,962			$106,995

During the three months ended March 31, 2005, goodwill decreased $3.8 million due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated. The net operating loss carryforwards were utilized to offset taxable income for the three months ended March 31, 2005.

In connection with the formation of SK-EarthLink and the transfer of 27,000 wireless subscribers to SK-EarthLink, EarthLink reclassified a subscriber base asset with a net book value of $0.4 million associated with certain wireless subscribers to its investment in SK-EarthLink.  The subscriber base asset had a cost basis of $1.9 million and accumulated amortization of $1.5 million.

                Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $7.0 million for the remaining nine months in the year ending December 31, 2005 and $2.2 million and $0.3 million for the years ending December 31, 2006 and 2007, respectively.  Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

9.  Share Repurchases

                As of March 31, 2005, the Company had $110.7 million available under the current authorization by the Board of Directors. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

The following table summarizes share repurchases during the three months ended March 31, 2004 and 2005 pursuant to previously existing authorizations by the Board of Directors, which have been recorded as treasury stock in the accompanying Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Number of shares repurchased	2,475	6,900
Aggregate purchase price	$23,339	$62,780

10. Income Taxes

The provision for income taxes during the three months ended March 31, 2005 consisted of $0.8 million of state income taxes due and a valuation allowance of $0.6 million established for federal and state alternative minimum tax (“AMT”) amounts due.  The AMT may be used to offset tax due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. The provision for income taxes also includes a non-cash, deferred tax provision of $3.8 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.

EarthLink continues to maintain a valuation allowance against its unrealized deferred tax assets, and EarthLink may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent EarthLink reports income in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

11. Related Party Transactions

EarthLink and SK-EarthLink have entered into a services agreement pursuant to which EarthLink provides to SK-EarthLink facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to SK-EarthLink will enable SK-EarthLink to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that SK-EarthLink will pay to EarthLink will depend on the extent to which SK-EarthLink utilizes EarthLink’s services.  EarthLink also purchases wireless Internet access service from SK-EarthLink. During the three months ended March 31, 2005, fees received for services provided to SK-EarthLink and fees paid for services received from SK-EarthLink were nominal.

As of March 31, 2005, the Company had accounts receivable from SK-EarthLink of approximately $3.7 million and accounts payable to SK-EarthLink of approximately $4.4 million, primarily resulting from the sale of net liabilities to SK-EarthLink upon completing the formation of SK-EarthLink.

12. Subsequent Events

In May 2005, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $200.0 million to a total of $550.0 million.  The Board of Directors also approved repurchasing common stock pursuant to a plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended to become effective following expiration of the existing Rule 10b5-1 plan.  EarthLink may conduct its purchases in the general market, in privately negotiated transactions, through derivative transactions and through purchases made in accordance with Rule 10b5-1. The repurchase program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.  As of May 4, 2005, the Company had $279.6 million available to purchase common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

                The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

                EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers.  Our primary service offerings are narrowband and broadband Internet access services; web hosting services; and advertising and related marketing services.  We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.  We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented approximately 99% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

In March 2005, we completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”). The new entity, SK-EarthLink, is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT each have a 50 percent voting and economic ownership interest in SK-EarthLink.

The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000 but has experienced slower growth since as the market has reached a mature stage of growth. Approximately 74 million households were estimated to have had Internet access services as of December 31, 2004, and about three to four million new households are currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is the most common service but is shrinking. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are currently demonstrating an ability to grow by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband, or high-speed, access is typically priced at $20 to $50 per month and is growing, having added an estimated seven million households in 2004 to an estimated total of 29 million households at the end of 2004. It is predicted that households with broadband connections will surpass households with dial-up connections sometime during 2005.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.3 million paying subscribers at March 31, 2004 to approximately 5.4 million paying subscribers at March 31, 2005. Total revenues decreased from $351.6 million during the three months ended March 31, 2004 to $334.7 million during the three months ended March 31, 2005. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the increasing maturity of this service.

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on high-growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; marketing high quality, differentiated products and services; improving operating margins to fund growth; and expanding into new growth markets, such as wireless and wireline voice services. The primary challenges we face in successfully implementing our business strategy are competition, purchasing cost-effective wholesale broadband access, and delivering continued improvements in overall profits despite broadband and value-priced narrowband access services becoming a larger percentage of our business.

Strategic Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”) which provides that EarthLink is the preferred high-speed ISP for Sprint’s local residential and small business customers.  In addition, we provide Sprint with wholesale narrowband access services. During the three months ended March 31, 2004 and 2005, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions.  Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three months ended March 31, 2004 and 2005, our relationship with Dell generated more than 5% of our total gross organic subscriber additions.  Our marketing relationship is not exclusive, and Dell may pursue relationships with other ISPs.  Our marketing relationship with Dell expires in June 2005, and in the event we are unable to renew or otherwise extend our relationship, our results of operations may be adversely impacted.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 22 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of March 31, 2005, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

Joint Venture

In March 2005, we completed the formation of SK-EarthLink, a joint venture with SKT. SK-EarthLink is a non-facilities-based MVNO offering mobile communications services and handsets to U.S. consumers. The joint venture partners invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of SK-EarthLink and have committed to invest additional cash of $274.0 million in SK-EarthLink over the next three years. Pursuant to SK-EarthLink’s Contribution and Formation Agreement, EarthLink invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including approximately 27,000 customers, contractual arrangements, and agreements to prospectively market SK-EarthLink’s services.  The non-cash assets contributed were recorded by EarthLink as an additional investment of $0.5 million based on EarthLink’s carrying value of the assets.  In addition, EarthLink has committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31, 2004	December 31, 2004	March 31, 2005

Subscriber Data (a)
Narrowband subscribers	3,987,000	3,880,000	3,776,000
Broadband subscribers	1,159,000	1,364,000	1,458,000
Web hosting accounts	158,000	144,000	140,000
Total subscriber count at end of period	5,304,000	5,388,000	5,374,000

	Three Months Ended March 31,
	2004	2005
Subscriber Activity
Subscribers at beginning of period	5,206,000	5,388,000
Gross organic subscriber additions	826,000	776,000
Acquired subscribers	1,000	1,000
Adjustment (b)	—	(27,000)
Churn	(729,000)	(764,000)
Subscribers at end of period	5,304,000	5,374,000

Churn rate (c)	4.5%	4.7%

Narrowband Data
Average subscribers (d)	3,985,000	3,835,000
Service ARPU (e)	$18.75	$17.36
Churn rate (c)	5.2%	5.6%

Broadband Data
Average subscribers (d)	1,113,000	1,414,000
ARPU (f)	$30.72	$25.69
Churn rate (c)	2.1%	2.5%

Web Hosting Data
Average accounts (d)	160,000	142,000
ARPU (f)	$26.38	$25.40
Churn rate (c)	2.5%	2.4%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) During the three months ended March 31, 2005, we transferred approximately 27,000 wireless subscribers to SK-EarthLink in connection with the formation of SK-EarthLink.

(c)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(d)  Average subscribers or accounts is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period.

(e) Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues from the deferred service liability associated with acquired Membership Customers (as described below).

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

The subscriber amounts in the preceding and in subsequent tables do not include prepaid, bundled subscribers (“Membership Customers”) that purchased a bundled package (which included a computer, Internet access, customer support and an in-home warranty) from PeoplePC Inc. (“PeoplePC”) prior to the date of our acquisition of PeoplePC in July 2002 that continued to receive service for their prepaid terms.  As of March 31, 2004 and 2005, there were 72,000 and 14,000 such Membership Customers, respectively, receiving services, a decline from 518,000 at the date of the acquisition. We have excluded these Membership Customers from our subscriber counts because they prepaid for service for periods of up to four years prior to the date of our acquisition of PeoplePC. At the acquisition date, we established a liability for our estimated cost to deliver services to these Membership Customers pursuant to their contract terms, and we reduce the liability and record non-cash revenues as we deliver services to these Membership Customers.   Such reduction is intended to offset the cost of delivering the services.  The reduction in the deferred service liability and the amount of associated revenues recorded were $0.9 million and $0.2 million during the three months ended March 31, 2004 and 2005, respectively.

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2004	2005	$ Change	% Change
	(dollars in thousands)
Revenues:
Narrowband access	$227,121	$200,746	$(26,375)	-12%
Broadband access	102,536	108,972	6,436	6%
Web hosting	12,627	10,837	(1,790)	-14%
Advertising and other value-added services	9,279	14,185	4,906	53%
Total revenues	351,563	334,740	(16,823)	-5%

Operating costs and expenses:
Telecommunications service and equipment costs	116,435	96,022	(20,413)	-18%
Sales incentives	1,662	2,472	810	49%
Total cost of revenues	118,097	98,494	(19,603)	-17%

Sales and marketing	103,020	104,934	1,914	2%
Operations and customer support	75,305	61,474	(13,831)	-18%
General and administrative	29,899	28,807	(1,092)	-4%
Acquisition-related amortization	7,839	3,604	(4,235)	-54%
Facility exit costs	30,232	627	(29,605)	*
Total operating costs and expenses	364,392	297,940	(66,452)	-18%

Income (loss) from operations	(12,829)	36,800	49,629	*
Loss on investments in other companies	—	(915)	(915)	*
Net losses of equity affiliate	—	(257)	(257)	*
Interest income and other, net	1,035	2,875	1,840	*
Income (loss) before income taxes	(11,794)	38,503	50,297	*
Provision for income taxes	—	5,156	5,156	*
Net income (loss)	$(11,794)	$33,347	$45,141	*

* denotes percentage is not meaningful

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access and equipment revenues associated with selling Internet access devices.  The following table identifies the components of our narrowband access revenues for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005	$ Change	% Change
	(in thousands)
Service revenues	$224,119	$199,789	$(24,330)	-11%
Equipment and related revenues	2,121	797	(1,324)	-62%
Revenues associated with acquired Membership
Customers (deferred service liability)	881	160	(721)	-82%
Narrowband access revenues	$227,121	$200,746	$(26,375)	-12%

Narrowband revenues decreased 12% to $200.7 million. The decrease in narrowband revenues was primarily due to a decrease in narrowband service ARPU. Narrowband service ARPU decreased from $18.75 during the three months ended March 31, 2004 to $17.36 during the three months ended March 31, 2005, due to the shift in the mix of our narrowband subscriber base from premium-priced narrowband access services, which are typically priced at $21.95 per month, to value-priced narrowband access services, which are generally priced at $10.95 per month.  During the three months ended March 31, 2004 and 2005, average value-priced access subscribers were 465,000 and 934,000, respectively, representing 12% and 24%, respectively, of our average narrowband customer base. Also contributing to the decrease in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Narrowband revenues also decreased due to a decline in equipment and related revenues and a decline in revenues associated with the PeoplePC deferred service liability due to the expiration of acquired customers’ prepay terms. We expect to record approximately $0.5 million of revenues during the year ending December 31, 2005 associated with the acquired Membership Customers.

The transfer of approximately 27,000 wireless subscribers to the SK-EarthLink joint venture during March 2005 did not have a significant impact on narrowband access revenues during the three months ended March 31, 2005 because the transfer occurred near the end of the period. However, the transfer of wireless subscribers is expected to result in narrowband access revenues for the year ending December 31, 2005 declining approximately $20.0 million compared to the year ended December 31, 2004.

Average narrowband subscribers decreased from 4.0 million during the three months ended March 31, 2004 to 3.8 million during the three months ended March 31, 2005. In addition, the mix of customers shifted from premium-priced narrowband subscribers to value-priced narrowband subscribers. Average premium-priced narrowband subscribers decreased 619,000 over the past twelve months, while average value-priced access subscribers increased 469,000. The decrease in average narrowband subscribers was primarily due to the migration of premium narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  We expect the mix of our narrowband subscriber base to continue to shift from premium-priced narrowband access services to value-priced access services for the foreseeable future.

The following table summarizes narrowband subscriber activity during the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Subscribers at beginning of period	3,984	3,880
Gross organic subscriber additions	651	595
Acquired subscribers	1	1
Narrowband subscribers converted to our broadband services, net	(4)	(27)
Adjustment (a)	—	(27)
Churn	(645)	(646)
Subscribers at end of period	3,987	3,776

(a)  During the three months ended March 31, 2005, we transferred approximately 27,000 wireless subscribers to SK-EarthLink in connection with the formation of SK-EarthLink.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our average monthly churn rates for narrowband subscribers were 5.2% and 5.6% during the three months ended March 31, 2004 and 2005, respectively.  The increase in churn from the three months ended March 31, 2004 was due to the high level of gross subscriber additions and significant growth over the past several quarters associated with value-priced access services, whose customers tend to have a higher rate of churn during their initial months of service, and an increase in premium narrowband customers migrating to broadband services as broadband retail prices continue to decline. If churn rates continue to be at or above the rates experienced in the first quarter of 2005, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn rates may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased 6% to $109.0 million. The increase was due to a higher average number of broadband subscribers, from 1.1 million during the three months ended March 31, 2004 to 1.4 million during the three months ended March 31, 2005.  The increase in average subscribers was due to continued growth in the market for broadband access and our efforts to promote broadband services. The effect of the increase in average subscribers was partially offset by a 16% decrease in broadband ARPU.

Broadband ARPU declined 16% due primarily to a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access from other ISPs.  The shift in the mix of our broadband customer base was attributable to growing our wholesale DSL and retail cable customer bases at a faster rate over the past year than our retail DSL customer base. Also contributing to the decrease in broadband ARPU was lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in wholesale DSL costs.

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

The following table summarizes broadband subscriber activity during the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Subscribers at beginning of period	1,061	1,364
Gross organic subscriber additions	166	175
Narrowband subscribers converted to our broadband services, net	4	27
Churn	(72)	(108)
Subscribers at end of period	1,159	1,458

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, we market the service directly to consumers under the EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner markets the service, has latitude in establishing price and pays EarthLink to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. Retail services are generally priced above $35 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Wholesale relationships are priced between $3 and $6 per month because of the limited set of activities performed by EarthLink. In a retail relationship, EarthLink generally recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 14% to $10.8 million due to a decrease in average web hosting accounts, which declined 11% from 160,000 during the three months ended March 31, 2004 to 142,000 during the three months ended March 31, 2005, and a decrease in ARPU which declined 4% from $26.38 during the three months ended March 31, 2004 to $25.40 during the three months ended March 31, 2005.

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

Advertising and other value-added services revenues increased 53% to $14.2 million due primarily to increased search advertising revenues. Also contributing to the increase was a $1.9 million increase in ancillary services revenues.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of Internet appliances sold.  Telecommunications service and equipment costs decreased 18% from $116.4 million during the three months ended March 31, 2004 to $96.0 million during the three months ended March 31, 2005, and decreased as a percentage of total revenues from 33.1% to 28.7%.   The decrease in telecommunications service and equipment costs was due to a 20% decrease in average monthly telecommunications service and equipment costs per subscriber partially offset by a 3% increase in average subscribers.

The decrease in average monthly costs per subscriber was primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decrease was a $2.5 million decrease in depreciation expense due to network-related assets becoming fully depreciated and lower capital expenditures in recent years.

In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited EarthLink, have caused some telecommunications companies to experience financial difficulty. EarthLink’s prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of EarthLink’s key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 22% of total subscribers as of March 31, 2004 to 27% of total subscribers as of March 31, 2005, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives are expected to offset the negative effect of broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues throughout 2005.  Beyond 2005, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Qwest Corporation, and our largest providers of broadband connectivity are Covad Communications Group, Inc. and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, competitive local exchange carriers and cable providers.

Cost of revenues also includes the costs of sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers, and sales incentives includes the costs of the services and the hardware provided to customers as sales incentives.  Sales incentives increased 49% from $1.7 million during the three months ended March 31, 2004 to $2.5 million during the three months ended March 31, 2005 due to an increase in the number of modems provided to customers as a result of an increase in retail DSL gross subscriber additions.

Sales and marketing

                Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses increased 2% from $103.0 million during the three months ended March 31, 2004 to $104.9 million during the three months ended March 31, 2005, and increased as a percent of total revenues from 29% to 31%. The increase was primarily due to an increase in sales and marketing efforts for our value-priced access services and broadband services. This increase was partially offset by a decline in our telemarketing sales expenses, which were favorably impacted by the closing of four contact centers during the first quarter of 2004, and a decline in payments to our distribution partners for new paying subscribers as a result of a decline in gross subscriber additions.

Operations and customer support

                Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased 18% to $61.5 million. The decrease was a result of decreased personnel and occupancy related costs resulting from the contact center closings during the first quarter of 2004 as well as decreases in the price of telecommunications services which favorably impacted our ability to deliver toll-free customer support.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased slightly from $29.9 million during the three months ended March 31, 2004 to $28.8 million during the three months ended March 31, 2005.  The decrease was primarily due to decreases in bad debt and payment processing expenses and depreciation expense, partially offset by increased professional and investment advisor fees resulting from the formation of the SK-EarthLink joint venture.

Acquisition-related amortization

               Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased 54% from $7.8 million during the three months ended March 31, 2004 to $3.6 million during the three months ended March 31, 2005, as a result of several subscriber base assets becoming fully amortized over the past year and a decrease in subscriber base acquisitions in recent years.

Facility Exit Costs

During the three months ended March 31, 2004, we executed a plan to restructure and further streamline our contact center operations (“the 2004 Plan”). Under the 2004 Plan, we closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel.  In connection with the 2004 Plan, we recorded facility exit costs of $30.2 million, including approximately $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

During the three months ended March 31, 2005, we increased our estimate for real estate commitments associated with the 2004 Plan by $0.6 million based on events occurring during the period.

Loss on investments in other companies

During the three months ended March 31, 2005, we recorded losses of $0.9 million on certain of our investments in other companies as a result of declines in fair value that were considered to be other-than- temporary. We do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested, except with respect to our investment in SK-EarthLink, and we are not the primary beneficiary. Accordingly, we use the cost method to account for these investments.

Net losses of equity affiliate

We account for our investment in SK-EarthLink under the equity method of accounting because we can exert significant influence over SK-EarthLink’s operating and financial policies. Net losses of equity affiliate for the three months ended March 31, 2005 of $0.3 million represents our proportionate share of SK-EarthLink’s net loss for the period.

Interest income and other, net

                Interest income and other, net, increased from $1.0 million during the three months ended March 31, 2004 to $2.9 million during the three months ended March 31, 2005 due to increases in investment yields and our average cash and marketable securities balance. Our weighted average investment yields have increased from approximately 1.3% during the three months ended March 31, 2004 to approximately 2.4% during the three months ended March 31, 2005 as the U.S. Federal Reserve Bank has increased interest rates.  Our average cash and marketable securities balance increased from $488.4 million during the three months ended March 31, 2004 to $507.7 million during the three months ended March 31, 2005.

Provision for income taxes

The provision for income taxes during the three months ended March 31, 2005 consisted of $0.8 million of state income taxes due and a valuation allowance of $0.6 million established for federal and state alternative minimum tax (“AMT”) amounts due which may be used to offset tax due in future periods.  The provision for income taxes during the three months ended March 31, 2005 also included a non-cash, deferred tax provision of $3.8 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC and Cidco Incorporated. We continue to maintain a valuation allowance against our unrealized deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF Issue No. 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF Issue No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF Issue No. 03-1 until further notice. The disclosure requirements of EITF Issue No. 03-1 were effective for the year ended December 31, 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF Issue No. 03-1.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123 (R) on January 1, 2006 based on the new effective date announced by the SEC and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to our Condensed Consolidated Financial Statements. We expect our earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

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

Liquidity and Capital Resources

Cash flows for the three months ended March 31, 2005

                Our operating activities provided cash of $32.3 million during the three months ended March 31, 2005, which primarily consisted of net income of $33.3 million adjusted for non-cash items of $18.8 million and offset by cash used for working capital of $19.8 million. Non-cash items primarily included depreciation and amortization relating to our network, facilities and intangible assets; loss on investments in other companies; and deferred income taxes. Working capital activities consisted of a $14.9 million decrease in accounts payable, accrued liabilities and deferred revenue, a $10.7 million increase in accounts receivable, net, primarily attributable to the timing of receipt of customer payments, and a $5.7 million decrease in prepaid expenses and other assets.

                Our investing activities provided cash of $21.7 million during the three months ended March 31, 2005.  This was primarily due to $80.9 million provided by sales and maturities of investments in marketable securities, net of purchases of investments in marketable securities.  This was partially offset by $41.8 million of investments in, net of advances from, SK-EarthLink. Additionally, we used cash of $11.8 million for capital expenditures, primarily associated with network and technology center related projects, and $4.3 million for purchases of subscriber bases from ISPs.

Our financing activities used cash of $61.5 million during the three months ended March 31, 2005, primarily due to the repurchase of 6.9 million shares of EarthLink common stock pursuant to our share repurchase program for $62.8 million.  This was partially offset by the receipt of $1.3 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan.

Off-Balance Sheet Arrangements

As described below, we entered into a joint venture relationship with SKT to form SK-EarthLink. We invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million during the three months ended March 31, 2005, and we have committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years. Our investment and related commitments to invest in SK-EarthLink may adversely impact our liquidity and earnings in future periods. As of March 31, 2005, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.

Other

                Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of March 31, 2005, we had approximately $211.5 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $187.0 million and $44.1 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date as well as asset-backed auction rate securities, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

In March 2005, we completed the formation of SK-EarthLink, a joint venture with SKT, to market wireless voice and data services in the U.S. Pursuant to SK-EarthLink’s Contribution and Formation Agreement, we invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services, and we have committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years. We expect our commitment to invest additional cash to finance SK-EarthLink’s near-term operations will adversely affect our cash position.

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

We believe our available cash and marketable securities, together with our results of operations, are sufficient to meet our operating expenses, capital requirements and investment obligations for the foreseeable future; however, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of our operations or anticipated expansion, which could materially and adversely affect us.

Income taxes

We continue to maintain a valuation allowance against our deferred tax assets of approximately $352.7 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Share repurchase program

As of May 4, 2005, we have used approximately $270.4 million pursuant to our share repurchase program and have $279.6 million available to purchase common stock.  We may repurchase our common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Related Party Transactions

EarthLink and SK-EarthLink have entered into a services agreement pursuant to which EarthLink provides to SK-EarthLink facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to SK-EarthLink will enable SK-EarthLink to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that SK-EarthLink will pay to EarthLink will depend on the extent to which SK-EarthLink utilizes EarthLink’s services. EarthLink also purchases wireless Internet access service from SK-EarthLink. During the three months ended March 31, 2005, fees received for services provided to SK-EarthLink and fees paid for services received from SK-EarthLink were nominal.

As of March 31, 2005, we had accounts receivable from SK-EarthLink of approximately $3.7 million and accounts payable to SK-EarthLink of approximately $4.4 million, primarily resulting from the sale of net liabilities to SK-EarthLink upon completing the formation of SK-EarthLink.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and wireline communications services; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as we anticipate; (6) that the continued decline of our narrowband revenues may adversely affect us; (7) that we may experience significant fluctuations in our operating results and rate of growth and we may not be able to sustain profitability; (8) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (9) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market; (10) that service interruptions or impediments could harm our business; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) that government regulations could force us to change our business practices; (14) that we may not realize the benefits we are seeking from the SK-EarthLink joint venture transaction or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (15) that our third-party providers for technical and customer support may be unable to provide these services on an economical basis or at all; (16) that if we are unable to successfully defend against legal actions, we could face substantial liabilities; (17) that we may be unable to continually develop effective business systems, processes and personnel to support our business; (18) that declining levels of economic activity or fluctuations in the use of the Internet could negatively impact our subscriber growth rates and incremental revenue levels; (19) that we may be unable to hire and retain qualified personnel, including our key executive officers; (20) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (21) that our stock price has been volatile historically and may continue to be volatile; and (22) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity or until the reauction date, and as a result, we receive interest and principal amounts pursuant to the underlying arrangements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of March 31, 2005. The following table summarizes our investments by security type as of December 31, 2004 and March 31, 2005:

	As of December 31, 2004		As of March 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Asset-backed (including auction rate) securities	$117,449	$117,406	$52,096	$52,064
U.S. corporate notes	45,057	44,964	37,471	37,434
Government agency notes	150,394	149,690	194,515	193,666
Commercial paper	—	—	5,598	5,598
	$312,900	$312,060	$289,680	$288,762

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004 and March 31, 2005. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2004		As of March 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$—	$—	$57,662	$57,662
Weighted average interest rate	—		2.7%
Weighted average maturity (mos.)	—		1.0

Included in short-term marketable securities	$254,220	$253,572	$187,613	$187,001
Weighted average interest rate	2.1%		2.1%
Weighted average maturity (mos.)*	3.7		3.4

Included in long-term marketable securities	$58,680	$58,488	$44,405	$44,099
Weighted average interest rate	2.5%		2.6%
Weighted average maturity (mos.)	19.5		18.3

*      The maturity of asset-backed, auction rate securities for purposes of this calculation is the date of the next auction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

                Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), EarthLink carried out an evaluation, with the participation of EarthLink’s management, including EarthLink’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of EarthLink’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, EarthLink’s Chief Executive Officer and Chief Financial Officer concluded that EarthLink’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including EarthLink’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

                There has been no change in EarthLink’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

                EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2005 are as follows:

2005	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
January 1 through January 31	490	$10.54	490	$168,308
February 1 through February 28	2,470	9.01	2,470	146,060
March 1 through March 31	3,940	8.98	3,940	110,691
Total	6,900		6,900

(1)   On August 6, 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of EarthLink’s common stock.  During 2003 and 2004, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $350.0 million.  In May 2005, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $550 million. EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

In May 2005, the Board of Directors approved repurchasing EarthLink common stock pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to become effective following expiration of the existing Rule 10b5-1 plan.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

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

EARTHLINK, INC.

Date:	May 9, 2005	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	May 9, 2005	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)