Form 10-Q
period 2005-06-30
EARTHLINK INC
filed 2005-08-09
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒  No ☐

As of July 31, 2005, 133,286,902 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2005

TABLE OF CONTENTS

Part I

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$218,910	$243,022
Investments in marketable securities	253,572	151,067
Accounts receivable, net of allowance of $7,903 and $8,365 as of December 31, 2004 and June 30, 2005, respectively	30,733	31,823
Due from SK-EarthLink	—	504
Prepaid expenses	15,630	14,230
Other current assets	10,846	8,300
Total current assets	529,691	448,946
Long-term investments in marketable securities	58,488	39,229
Investment in SK-EarthLink	—	41,236
Property and equipment, net	77,468	71,481
Subscriber bases, net	13,670	12,729
Goodwill and other indefinite life intangible assets	110,962	100,099
Other long-term assets	15,171	8,634
Total assets	$805,450	$722,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,190	$33,668
Due to SK-EarthLink	—	211
Accrued payroll and related expenses	35,966	28,572
Other accounts payable and accrued liabilities	102,714	85,929
Deferred revenue	62,861	60,899
Total current liabilities	246,731	209,279

Deferred revenue, net of current portion	3,296	1,920
Other long-term liabilities	7,816	14,275
Total liabilities	257,843	225,474

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2004 and June 30, 2005	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 178,765 and 179,798 shares issued as of December 31, 2004 and June 30, 2005, respectively, and 148,720 and 135,251 shares outstanding as of December 31, 2004 and June 30, 2005, respectively	1,788	1,798
Additional paid-in capital	1,971,208	1,977,705
Warrants to purchase common stock	1,223	1,223
Accumulated deficit	(1,192,762)	(1,115,567)
Treasury stock, at cost, 30,045 and 44,547 shares as of December 31, 2004 and June 30, 2005, respectively	(230,056)	(364,859)
Unrealized gains (losses) on investments	201	(80)
Deferred compensation	(3,995)	(3,340)
Total stockholders’ equity	547,607	496,880
Total liabilities and stockholders’ equity	$805,450	$722,354

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$221,098	$188,432	$448,219	$389,178
Broadband access	105,835	112,102	208,371	221,074
Web hosting	12,012	10,299	24,639	21,136
Advertising and other value-added services	9,642	14,855	18,921	29,040
Total revenues	348,587	325,688	700,150	660,428

Operating costs and expenses:
Telecommunications service and equipment costs	109,269	92,839	225,704	188,861
Sales incentives	3,899	2,050	5,561	4,522
Total cost of revenues	113,168	94,889	231,265	193,383

Sales and marketing	98,161	93,566	201,181	198,500
Operations and customer support	59,071	59,434	134,376	120,908
General and administrative	24,421	26,630	54,320	55,437
Acquisition-related amortization	6,695	3,236	14,534	6,840
Facility exit costs	(1,510)	80	28,722	707
Total operating costs and expenses	300,006	277,835	664,398	575,775

Income from operations	48,581	47,853	35,752	84,653
Gain on investments in other companies, net	—	3,352	—	2,437
Net losses of equity affiliate	—	(2,085)	—	(2,342)
Interest income and other, net	1,711	2,936	2,746	5,811
Income before income taxes	50,292	52,056	38,498	90,559
Provision for income taxes	630	8,208	630	13,364
Net income	$49,662	$43,848	$37,868	$77,195

Basic net income per share	$0.32	$0.32	$0.24	$0.54
Diluted net income per share	$0.31	$0.31	$0.24	$0.53

Basic weighted average common shares outstanding	156,483	138,303	157,403	142,423
Diluted weighted average common shares outstanding	159,680	140,867	160,718	145,134

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2005
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$37,868	$77,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,900	25,510
Loss on disposal of fixed assets	8,525	44
Gain on investments in other companies, net	—	(2,437)
Net losses of equity affiliate	—	2,342
Stock-based compensation expense	159	842
Deferred income taxes	—	10,733
Other adjustments	—	(82)
Increase in accounts receivable, net	(1,221)	(2,618)
Decrease in prepaid expenses and other assets	2,730	7,262
Decrease in accounts payable and accrued and other liabilities	(6,489)	(22,829)
Decrease in deferred revenue	(5,490)	(4,225)
Net cash provided by operating activities	80,982	91,737

Cash flows from investing activities:
Purchases of property and equipment	(12,344)	(16,522)
Proceeds from sales of fixed assets	705	—
Purchases of subscriber bases	(1,708)	(4,450)
Investments in marketable securities:
Purchases	(351,146)	(139,379)
Sales and maturities	254,854	261,445
Investments in and net advances to equity affiliate	—	(43,293)
Amounts paid for sale of net liabilities to equity affiliate	—	(929)
Investments in other companies	(3,000)	—
Distributions received from investments in other companies	—	4,000
Net cash (used in) provided by investing activities	(112,639)	60,872

Cash flows from financing activities:
Principal payments under capital lease obligations	(165)	(16)
Proceeds from stock options exercised and employee stock purchase plan purchases	10,724	6,322
Purchases of treasury stock	(51,359)	(134,803)
Net cash used in financing activities	(40,800)	(128,497)

Net (decrease) increase in cash and cash equivalents	(72,457)	24,112
Cash and cash equivalents, beginning of period	208,740	218,910
Cash and cash equivalents, end of period	$136,283	$243,022

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers.  EarthLink’s primary service offerings are narrowband and broadband Internet access services, web hosting services, and advertising and related marketing services. The Company provides a broad range of products and services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.

In March 2005, the Company completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”), SK-EarthLink. SK-EarthLink is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT each have a 50 percent voting and economic ownership interest in SK-EarthLink.

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

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

Generally, no stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under stock-based compensation plans have an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modifies stock options subsequent to the grant date, the Company records compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25.  Compensation cost related to restricted stock units granted to non-employee directors and certain key employees is reflected in net income as services are rendered. During the three and six months ended June 30, 2005, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to SK-EarthLink.  During the three and six months ended June 30, 2004, the Company recognized no amounts of compensation expense for stock options. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)

Net income, as reported	$49,662	$43,848	$37,868	$77,195
Add: Stock-based compensation expense associated with stock options included in reported net income	—	209	—	366
Deduct: Stock-based compensation expense determined using a fair value based method for all awards	(4,724)	(3,790)	(11,821)	(8,446)
Pro forma net income	$44,938	$40,267	$26,047	$69,115

Basic net income per share:
As reported	$0.32	$0.32	$0.24	$0.54
Pro forma	$0.29	$0.29	$0.17	$0.49

Diluted net income per share:
As reported	$0.31	$0.31	$0.24	$0.53
Pro forma	$0.28	$0.29	$0.16	$0.48

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

The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 reflects the reclassification of $141.0 million and $124.7 million of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities as of December 31, 2003 and June 30, 2004, respectively.  Furthermore, EarthLink previously excluded purchases and sales and maturities of auction rate debt securities from the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 because auction rate debt securities were classified as cash equivalents. Purchases of investments in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 has been adjusted to include $152.2 million of purchases of auction rate debt securities, and sales and maturities of investments for the six months ended June 30, 2004 has been adjusted to include $168.5 million of sales and maturities of auction rate debt securities.  The revision in classification of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities, and the related adjustments to the Condensed Consolidated Statement of Cash Flows, does not affect previously reported cash flows from operations, cash flows from financing activities, results of operations, current assets, total assets, working capital position or overall financial position.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 2. The Company expects its earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

4.  Earnings per Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, phantom share units and restricted stock units (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The following table reconciles the denominator for the basic and diluted per share computations for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)

Net income (A)	$49,662	$43,848	$37,868	$77,195

Basic weighted average common shares outstanding (B)	156,483	138,303	157,403	142,423
Dilutive effect of Common Stock Equivalents: Stock options, warrants, phantom share units and restricted stock units	3,197	2,564	3,315	2,711
Diluted weighted average common shares outstanding (C)	159,680	140,867	160,718	145,134

Basic net income per share (A/B)	$0.32	$0.32	$0.24	$0.54
Diluted net income per share (A/C)	$0.31	$0.31	$0.24	$0.53

Common Stock Equivalents for the three and six months ended June 30, 2005 included an average of 9.0 million and 9.4 million, respectively, stock options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method.  Common Stock Equivalents for the three and six months ended June 30, 2005 excluded 11.8 million and 11.6 million, respectively, average stock options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the three and six months ended June 30, 2005, but these stock options, warrants and restricted stock units could be dilutive in future periods.

5.  Comprehensive Income

Comprehensive income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2005 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)
Net income	$49,662	$43,848	$37,868	$77,195
Net change in unrealized gains (losses) on investments	(1,026)	130	(960)	(281)
Total comprehensive income	$48,636	$43,978	$36,908	$76,914

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

During the three and six months ended June 30, 2005, EarthLink increased its estimate for real estate commitments by $0.1 million and $0.7 million, respectively, for the 2003 and 2004 Plans based on events occurring during the periods. Such amounts are included as facility exit costs in the Condensed Consolidated Statements of Operations.

The following tables summarize the accrued costs associated with the 2003 Plan and the 2004 Plan as of and for the six months ended June 30, 2005:

	Balance			Balance
	December 31,			June 30,
2003 Plan	2004	Payments	Adjustments	2005
	(in thousands)
Real estate and telecommunications costs, including non-cancelable leases	$2,558	$(694)	$(43)	$1,821

	Balance			Balance
	December 31,			June 30,
2004 Plan	2004	Payments	Adjustments	2005
	(in thousands)
Severance and personnel related costs	$5	$(5)	$—	$—
Real estate and telecommunications costs, including non-cancelable leases	5,827	(1,099)	750	5,478
	$5,832	$(1,104)	$750	$5,478

7.  Investments

Investments in marketable securities

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have original maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and auction rate debt securities with interest rate reset periods of 90 days or less with maturities on the face of the securities in excess of 90 days.  Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date, excluding investments in auction rate debt securities which are classified as short-term investments in marketable securities.  The Company has invested primarily in asset-backed debt securities (including auction rate debt securities) and government agency notes, all of which have a minimum investment rating of A, and corporate notes, which have a minimum investment rating of A/A2.  Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  During the three and six months ended June 30, 2004 and 2005, gains and losses realized from sales of investments in marketable securities were nominal.

Investments in other companies

The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) on investments included in stockholders’ equity. During the three and six months ended June 30, 2005, the Company recorded unrealized losses of approximately $0.3 million and $0.6 million, respectively, on its investments in other companies.

During the three months ended June 30, 2005, the Company received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies. In applying the cost method, EarthLink recorded $0.7 million as a return of EarthLink’s investment based on the carrying value of the investment, and the remaining $3.3 million was recorded as a gain on investments in other companies, net, in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2005, the Company recognized a loss of $0.9 million on certain of its investments in other companies as a result of a decline in fair value that was considered other-than-temporary. This loss is included in gain on investments in other companies, net, in the Condensed Consolidated Statements of Operations. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

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

On March 24, 2005, EarthLink invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services.  The non-cash assets contributed were recorded by EarthLink as an additional investment of $0.5 million based on EarthLink’s carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed.  In addition, EarthLink paid SK-EarthLink to assume $0.9 million of net liabilities associated with wireless customers and related operations. EarthLink recorded no gain or loss in March 2005 associated with the contribution of non-cash assets, the transfer of net liabilities, or the associated payment to SK-EarthLink to assume the net liabilities upon completing the formation of SK-EarthLink.  EarthLink has committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years, including $39.0 million in August 2005.

The Company determined that SK-EarthLink does not qualify as a variable interest entity under FIN No. 46, “Consolidation of Variable Interest Entities,” so consolidation pursuant to FIN No. 46 is not required. The Company accounts for its investment in SK-EarthLink under the equity method of accounting because the Company can exert significant influence over SK-EarthLink’s operating and financial policies.  As a result, the Company records its proportionate share of SK-EarthLink’s net income (loss) in its statement of operations. During the three and six months ended June 30, 2005, the Company recorded $3.7 million and $4.1 million, respectively, of equity method losses related to its SK-EarthLink investment.

EarthLink is amortizing the difference between the book value of definite-lived non-cash assets contributed to SK-EarthLink and their fair value over the estimated useful lives of the definite-lived non-cash assets contributed. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate in the statement of operations.  During the three and six months ended June 30, 2005, the Company recorded $1.6 million and $1.8 million, respectively, associated with recognizing the difference between the carrying value and fair value of assets contributed.

8.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005:

	As of December 31, 2004			As of June 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Acquired subscriber bases	$330,278	$(316,608)	$13,670	$334,660	$(321,931)	$12,729

Goodwill and other indefinite life intangible assets			$110,962			$100,099

During the six months ended June 30, 2005, goodwill decreased $10.7 million due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated. The net operating loss carryforwards were utilized to offset taxable income for the six months ended June 30, 2005.

In connection with the formation of SK-EarthLink and the transfer of 27,000 wireless subscribers to SK-EarthLink, EarthLink reclassified a subscriber base asset with a net book value of $0.4 million associated with certain wireless subscribers to its investment in SK-EarthLink.  The subscriber base asset had a cost basis of $1.9 million and accumulated amortization of $1.5 million.

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2005 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of

definite life intangible assets, the Company expects to record amortization expense of approximately $5.0 million for the remaining six months in the year ending December 31, 2005 and $4.3 million, $2.5 million and $0.9 million for the years ending December 31, 2006, 2007 and 2008, respectively.  Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

9.  Share Repurchases

In May 2005, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $200.0 million to a total of $550.0 million.  As of June 30, 2005, the Company had $238.7 million available under the current authorization by the Board of Directors.  In May 2005, the Board of Directors also approved repurchasing common stock pursuant to a new plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, effective July 2005.

EarthLink may conduct its purchases in the general market, in privately negotiated transactions, through derivative transactions and through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The repurchase program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

The following table summarizes share repurchases during the three and six months ended June 30, 2004 and 2005 pursuant to previously existing authorizations by the Board of Directors, which have been recorded as treasury stock in the accompanying Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)
Number of shares repurchased	2,792	7,602	5,267	14,502
Aggregate purchase price	$27,591	$72,023	$50,929	$134,803

10. Income Taxes

The provision for income taxes during the three and six months ended June 30, 2005 consisted of $0.4 million and $1.2 million, respectively, of state income taxes due and a valuation allowance of $0.9 million and $1.5 million, respectively, established for federal and state alternative minimum tax (“AMT”) amounts due.  The AMT may be used to offset tax due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. The provision for income taxes also included non-cash, deferred tax provisions of $6.9 million and $10.7 million, respectively, associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.

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

11. Related Party Transactions

SK-EarthLink

EarthLink and SK-EarthLink have entered into a services agreement pursuant to which EarthLink provides to SK-EarthLink facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to SK-EarthLink will enable SK-EarthLink to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that SK-EarthLink will pay to EarthLink will depend on the extent to which SK-EarthLink utilizes EarthLink’s services.  Fees for services provided to SK-EarthLink are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three and six months ended June 30, 2005, fees received for services provided to SK-EarthLink were $1.4 million.

EarthLink markets SK-EarthLink’s products and services, and during the three and six months ended June 30, 2005, EarthLink generated revenues of $0.1 million associated with marketing SK-EarthLink’s services.

EarthLink purchases wireless Internet access devices and services from SK-EarthLink. During the three and six months ended June 30, 2005, fees for products and services received from SK-EarthLink were $0.4 million.

As of June 30, 2005, the Company had accounts receivable from SK-EarthLink of approximately $0.5 million and accounts payable to SK-EarthLink of approximately $0.2 million.

eCompanies

During the three months ended June 30, 2005, the Company received a $4.0 million cash distribution from its investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

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

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers.  Our primary service offerings are narrowband and broadband Internet access services, web hosting services, and advertising and related marketing services.  We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.  We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented approximately 99% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000, but the market has experienced slower growth since as the market has reached a mature stage of growth. Approximately 75 million households were estimated to have had Internet access services as of June 30, 2005, and it is estimated about three million new households are adding Internet access annually. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $23.95 per subscriber per month, is shrinking. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are demonstrating an ability to attract households new to the Internet or current Internet users interested in reducing their cost of Internet access. The market for broadband, or high-speed, access services, which are typically priced at $15 to $50 per month, is growing, with an estimated total of 33 million households as of June 30, 2005. It is predicted that households with broadband connections will surpass households with narrowband dial-up connections sometime during 2005.

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; PeoplePC branded value-priced narrowband access; and broadband access). Our subscriber base grew from approximately 5.3 million paying subscribers at June 30, 2004 to approximately 5.4 million paying subscribers at June 30, 2005. Total revenues decreased from $348.6 million during the three months ended June 30, 2004 to $325.7 million during the three months ended June 30, 2005. While our overall subscriber base grew over the last year, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market, and toward our PeoplePC narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the maturity of this service.

Our business strategy with respect to our core service offerings is to sustain and build upon our strong position in the U.S. Internet access market by focusing on growth opportunities such as our broadband and PeoplePC service offerings to generate organic subscriber growth; marketing high quality, differentiated products and services; and improving operating margins to fund growth.  Another important element of our business strategy is to expand into new growth markets, such as wireless services through the SK-EarthLink joint venture and wireline voice services.

The primary challenges we face in successfully implementing our business strategy are competition, purchasing cost-effective wholesale broadband access, and identifying new sources of profitability as subscribers and revenues associated with our higher margin, premium narrowband services continue to decline.  We also expect our profitability to be negatively impacted by losses we expect to record based on our proportionate share of SK-EarthLink’s operating losses, which are expected to increase in the short-term due primarily to the start-up nature of SK-EarthLink’s operations.

Management believes that wireless and wireline voice services represent significant growth opportunities and may require significant investment.  These investments would be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to generate recurring revenues.  The wireless and wireline voice services operating models are similar to the ISP operating model upon which we have based our current operations.  Specifically, we would plan to invest in sales and marketing to add customers who generate recurring revenues, while we incur customer support and telecommunications costs to provide the services.  Losses are expected to result in the early stages of the product’s life cycle until a sufficient amount of customers are added whose recurring revenues, net of recurring costs, more than offset sales and marketing expenses incurred to add additional customers.  However, we believe management can exercise discretion in deploying sales and marketing resources to manage the growth of the customer base in each of these operating models.

Strategic Initiatives

 Broadband Access

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 20 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of June 30, 2005, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

Wireless Voice Services

Effective March 24, 2005, we completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”), SK-EarthLink. SK-EarthLink is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of SK-EarthLink and have committed to invest additional cash of $274.0 million in SK-EarthLink over the next three years. EarthLink and SKT each have a 50 percent voting and economic ownership interest in SK-EarthLink.

SK-EarthLink’s management team is focused on developing an infrastructure and various applications to support new wireless voice and data service offerings, and during the three months ended June 30, 2005, SK-EarthLink launched a new voice and data service offering based on the Treo 650 smartphone.  As SK-EarthLink continues to develop, launch and market new products and services, we expect SK-EarthLink to incur losses.  Consequently, our earnings and earnings per share will be adversely affected because we record our proportionate share of SK-EarthLink’s losses in our results of operations, because we have the ability to influence SK-EarthLink’s operations through our 50 percent ownership interest.

Wireline Voice Services

In June 2005, we entered into an agreement with Covad Communications Group, Inc. (“Covad”) to launch a new Voice over Internet Protocol (“VoIP”) joint market trial in three markets. The new service, made possible through Covad line-powered voice access, would allow us to offer consumers low-cost phone services along with high-speed Internet access.  We have committed to provide sales and marketing support for the trial.

We are in the process of evaluating the infrastructure and various applications required to support the launch of various wireline voice services, including the line-powered voice access services with Covad.  This could lead to our investment in the development of these applications and services and the commencement of marketing efforts for wireline voice services.  Depending on the level of investment we make in developing, launching and marketing wireline voice services, our earnings and the cash flows we generate from operations could decline.

Marketing Alliances

We have a marketing relationship with Sprint Corporation (“Sprint”) which provides that EarthLink is the wholesale high-speed ISP provider for Sprint’s local residential and small business customers.  In addition, we provide Sprint with wholesale narrowband access services. The contracts associated with these arrangements expire in 2007. During the three and six months ended June 30, 2004 and 2005, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions.  Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three and six months ended June 30, 2004 and 2005, our relationship with Dell generated more than 5% of our total gross organic subscriber additions.  Our marketing relationship with Dell extends through June 2006.  Our marketing relationship is not exclusive, and Dell may pursue relationships with other ISPs.

Regulatory Developments

We purchase last mile broadband access from cable providers, incumbent local exchange carriers (“ILECs”), and competitive local exchange carriers (“CLECs”). The term ‘‘last mile’’ generally refers to the element of telecommunications networks that is directly connected to homes and businesses.

Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. In June 2005, the U.S. Supreme Court reversed an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit which held that cable broadband Internet services include a ‘‘telecommunications service.’’ The U.S. Supreme Court held instead that the Federal Communications Commission’s (“FCC”) interpretation of the Communications Act was reasonable when the FCC concluded that cable companies do not make a separate “offering” of telecommunications services, which would require the cable companies to make last mile access available to ISPs on a non-discriminatory basis.  The U.S. Supreme Court also noted the FCC has jurisdiction to require nondiscriminatory access, but this is subject to further consideration and rulemaking by the FCC.  The U.S. Supreme Court decision does not impact our existing agreements with cable wholesale broadband providers because contracts such as our agreement with Time Warner Cable are not predicated on open access regulations.

ILECs have been required to make last mile access available on a non-discriminatory basis to ISPs like EarthLink.   However, in August 2005, the FCC adopted an order which reclassifies wireline broadband services (DSL) as an information service and eliminates its long-standing non-discriminatory access requirements.  The order provides for a one-year transition period for ISPs and others to negotiate access arrangements with ILECs that choose to no longer offer wholesale transmission services.  We do not believe our existing contracts with the ILECs are affected by this order.  However, these newly adopted policies may affect our ability to extend or renew our current contracts with the ILECs.

One of our largest providers of wholesale broadband access is Covad, a CLEC.  Covad has agreements with varying terms with many of the ILECs; however, if Covad is unable to continue to obtain reasonable line-sharing rates, its wholesale broadband access services may become uneconomic or it may cease selling wholesale broadband access services.  In either event, we may be able to use other wholesale broadband providers’ networks to continue to provide retail broadband services.  Such events may cause us to incur additional costs, pay increased rates for wholesale broadband access services, cause us to increase the retail prices of our broadband service offerings and/or may cause us to discontinue providing retail DSL services, any of which would adversely affect our ability to compete in the market for retail broadband access services.

While the long-term implications of the U.S. Supreme Court decision and the FCC’s new policies are not certain, they may adversely affect our ability to execute our broadband strategy, our ability to sustain or grow our broadband access customer base and revenues, and our profitability.  We will continue our efforts to partner with wholesale broadband providers, including cable providers, ILECs, CLECs and wireless providers, to expand our broadband footprint and the various technologies we can use in various markets to deliver our broadband services.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	June 30,	December 31,	March 31,	June 30,
	2004	2004	2005	2005
Subscriber Data (a)
Narrowband subscribers (b)	3,976,000	3,880,000	3,776,000	3,753,000
Broadband subscribers	1,206,000	1,364,000	1,458,000	1,495,000
Web hosting accounts	153,000	144,000	140,000	136,000
Total subscriber count at end of period	5,335,000	5,388,000	5,374,000	5,384,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Subscriber Activity
Subscribers at beginning of period	5,304,000	5,374,000	5,206,000	5,388,000
Gross organic subscriber additions	738,000	640,000	1,564,000	1,416,000
Acquired subscribers	3,000	94,000	4,000	95,000
Adjustment (b)	—	—	—	(27,000)
Churn	(710,000)	(724,000)	(1,439,000)	(1,488,000)
Subscribers at end of period	5,335,000	5,384,000	5,335,000	5,384,000

Churn rate (c)	4.4%	4.5%	4.5%	4.6%

Narrowband Data
Average subscribers (d)	3,981,000	3,755,000	3,982,000	3,798,000
Service ARPU (e)	$18.38	$16.71	$18.57	$17.03
Churn rate (c)	5.0%	5.4%	5.2%	5.5%

Broadband Data
Average subscribers (d)	1,183,000	1,476,000	1,146,000	1,443,000
ARPU (f)	$29.81	$25.32	$30.29	$25.54
Churn rate (c)	2.7%	2.6%	2.4%	2.6%

Web Hosting Data
Average accounts (d)	156,000	138,000	158,000	140,000
ARPU (f)	$25.71	$24.90	$26.05	$25.15
Churn rate (c)	2.4%	2.2%	2.5%	2.3%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to SK-EarthLink in connection with completing the formation of SK-EarthLink.

(c)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(d)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly periods, and the seven months preceding and including the end of the periods for the six month periods.

(e) Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues from the deferred service liability associated with acquired PeoplePC Inc. (“PeoplePC”) prepaid customers.

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

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(dollars in thousands)
Revenues:
Narrowband access	$221,098	$188,432	$(32,666)	-15%	$448,219	$389,178	$(59,041)	-13%
Broadband access	105,835	112,102	6,267	6%	208,371	221,074	12,703	6%
Web hosting	12,012	10,299	(1,713)	-14%	24,639	21,136	(3,503)	-14%
Advertising and other value-added services	9,642	14,855	5,213	54%	18,921	29,040	10,119	53%
Total revenues	348,587	325,688	(22,899)	-7%	700,150	660,428	(39,722)	-6%

Operating costs and expenses:
Telecommunications service and equipment costs	109,269	92,839	(16,430)	-15%	225,704	188,861	(36,843)	-16%
Sales incentives	3,899	2,050	(1,849)	-47%	5,561	4,522	(1,039)	-19%
Total cost of revenues	113,168	94,889	(18,279)	-16%	231,265	193,383	(37,882)	-16%

Sales and marketing	98,161	93,566	(4,595)	-5%	201,181	198,500	(2,681)	-1%
Operations and customer support	59,071	59,434	363	1%	134,376	120,908	(13,468)	-10%
General and administrative	24,421	26,630	2,209	9%	54,320	55,437	1,117	2%
Acquisition-related amortization	6,695	3,236	(3,459)	-52%	14,534	6,840	(7,694)	-53%
Facility exit costs	(1,510)	80	1,590	*	28,722	707	(28,015)	*
Total operating costs and expenses	300,006	277,835	(22,171)	-7%	664,398	575,775	(88,623)	-13%

Income from operations	48,581	47,853	(728)	-1%	35,752	84,653	48,901	137%
Gain on investments in other companies, net	—	3,352	3,352	*	—	2,437	2,437	*
Net losses of equity affiliate	—	(2,085)	(2,085)	*	—	(2,342)	(2,342)	*
Interest income and other, net	1,711	2,936	1,225	72%	2,746	5,811	3,065	112%
Income before income taxes	50,292	52,056	1,764	4%	38,498	90,559	52,061	135%
Provision for income taxes	630	8,208	7,578	*	630	13,364	12,734	*
Net income	$49,662	$43,848	$(5,814)	-12%	$37,868	$77,195	$39,327	104%

* denotes percentage is not meaningful

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access and equipment revenues associated with selling Internet access devices.  The following table identifies the components of our narrowband access revenues for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)
Service revenues	$219,570	$188,197	$443,689	$387,986
Equipment and related revenues	1,107	82	3,228	879
Revenues associated with acquired PeoplePC prepaid customers (deferred service liability)	421	153	1,302	313
Narrowband access revenues	$221,098	$188,432	$448,219	$389,178

Narrowband revenues decreased 15% to $188.4 million and 13% to $389.2 million, respectively, during the three and six months ended June 30, 2005 compared to the prior year periods. The decreases in narrowband revenues in both periods were primarily due to decreases in narrowband service ARPU and decreases in average narrowband subscribers. The transfer of wireless operations to SK-EarthLink effective March 24, 2005 contributed to the decreases in average narrowband subscribers and caused narrowband access revenues to decrease by $5.6 million and $7.1 million during the three and six months ended June 30, 2005, respectively, compared to the prior year periods, and it is expected to result in narrowband access revenues for the year ending December 31, 2005 declining approximately $20.0 million compared to the year ended December 31, 2004. Narrowband revenues also decreased due to a decline in equipment and related revenues and a decline in revenues associated with the PeoplePC deferred service liability due to the expiration of acquired customers’ prepay terms.

Narrowband service ARPU decreased from $18.38 during the three months ended June 30, 2004 to $16.71 during the three months ended June 30, 2005, and decreased from $18.57 during the six months ended June 30, 2004 to $17.03 during the six months ended June 30, 2005. These decreases were due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC narrowband access services, which are generally priced at $10.95 per month.  During the three months ended June 30, 2004 and 2005, average PeoplePC access subscribers were 0.6 million and 1.0 million, respectively, representing 14% and 27%, respectively, of our average narrowband customer base. During the six months ended June 30, 2004 and 2005, average PeoplePC access subscribers were 0.5 million and 1.0 million, respectively, representing 13% and 26%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

The following table summarizes narrowband subscriber activity during the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Subscribers at beginning of period	3,987,000	3,776,000	3,984,000	3,880,000
Gross organic subscriber additions	588,000	497,000	1,239,000	1,092,000
Acquired subscribers	3,000	94,000	4,000	95,000
Narrowband subscribers converted to our broadband services, net	—	(16,000)	(4,000)	(43,000)
Adjustment (a)	—	—	—	(27,000)
Churn	(602,000)	(598,000)	(1,247,000)	(1,244,000)
Subscribers at end of period	3,976,000	3,753,000	3,976,000	3,753,000

(a)  Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to SK-EarthLink in connection with the formation of SK-EarthLink.

Average narrowband subscribers decreased from 4.0 million during the three and six months ended June 30, 2004 to 3.8 million during the three and six months ended June 30, 2005.  In addition, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was more than offset by a decline in our average premium narrowband customers, the combination of which also resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased 0.7 million compared to the three and six months ended June 30, 2004, while average PeoplePC access subscribers increased 0.5 million. The decreases in average narrowband subscribers were primarily due to the migration of premium narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our average monthly churn rates for our narrowband services were 5.0% and 5.4% during the three months ended June 30, 2004 and 2005, respectively, and 5.2% and 5.5% during the six months ended June 30, 2004 and 2005, respectively.  The increases in churn from comparable periods in the prior year were due to the high level of gross subscriber additions and significant growth over the past several quarters associated with PeoplePC access services, whose customers tend to have a higher rate of churn during their initial months of service, and an increase in premium narrowband customers migrating to broadband services as broadband retail prices continue to decline. If churn rates continue to be at or above the rates experienced during the three and six months ended June 30, 2005, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn rates may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased 6% to $112.1 million and 6% to $221.1 million, respectively, during the three and six months ended June 30, 2005 compared to the prior year periods. The increases were due to a higher average number of broadband subscribers, from 1.2 million during the three months ended June 30, 2004 to 1.5 million during the three months ended June 30, 2005, and from 1.1 million during the six months ended June 30, 2004 to 1.4 million during the six months ended June 30, 2005.  The increases in average subscribers were due to continued growth in the market for broadband access and our efforts to promote broadband services. The increases in average subscribers were partially offset by decreases of 15% and 16% in broadband ARPU during the three and six months ended June 30, 2005, respectively, compared to the prior year periods.

The following table summarizes broadband subscriber activity during the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Subscribers at beginning of period	1,159,000	1,458,000	1,061,000	1,364,000
Gross organic subscriber additions	143,000	138,000	309,000	313,000
Narrowband subscribers converted to our broadband services, net	—	16,000	4,000	43,000
Churn	(96,000)	(117,000)	(168,000)	(225,000)
Subscribers at end of period	1,206,000	1,495,000	1,206,000	1,495,000

Broadband ARPU declined due primarily to lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in wholesale DSL costs. Also contributing to the decreases in broadband ARPU was a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable and EarthLink Experience customers. EarthLink Experience customers have a lower monthly rate because they purchase EarthLink services and applications but purchase Internet access from other ISPs.  The shift in the mix of our broadband customer base was attributable to growing our wholesale DSL and retail cable customer bases at a faster rate over the past year than our retail DSL customer base.

The pricing of our retail broadband access services is subject to competitive pressures that are beyond our control.  ILECs have generally reduced retail prices for their broadband service offerings. Such competitive pressures may cause us to further decrease the price of our retail broadband access services, which may cause our service offerings to be uneconomical in certain markets and may result in a decrease in overall broadband ARPU and/or a reduction in gross margin dollars per subscriber.  Any of these could materially adversely affect our business.

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

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 14% to $10.3 million and 14% to $21.1 million, respectively, during the three and six months ended June 30, 2005 compared to the prior year periods. These decreases were due to decreases in average web hosting accounts and decreases in ARPU. Average web hosting accounts declined 12% and 11% during the three and six months ended June 30, 2005 compared to the prior year periods, and ARPU declined 3% compared to the prior year periods.

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

Advertising and other value-added services revenues increased 54% to $14.9 million and 53% to $29.0 million during the three and six months ended June 30, 2005, respectively, compared to the prior year periods due primarily to increased search advertising revenues. Also contributing to the increases were increases of $2.0 million and $4.2 million in ancillary services revenues during the three and six months ended June 30, 2005 compared to the prior year periods, respectively.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of Internet appliances sold.  Telecommunications service and equipment costs decreased 15% from $109.3 million during the three months ended June 30, 2004 to $92.8 million during the three months ended June 30, 2005, and decreased as a percentage of total revenues from 31.3% to 28.5%.   Telecommunications service and equipment costs decreased 16% from $225.7 million during the six months ended June 30, 2004 to $188.9 million during the six months ended June 30, 2005, and decreased as a percentage of total revenues from 32.2% to 28.6%.   The decreases in telecommunications service and equipment costs were due to 16% and 18% decreases in average monthly telecommunications service and equipment costs per subscriber during the three and six months ended June 30, 2005 compared to the prior year periods, respectively, partially offset by 1% and 2% increases in average subscribers, respectively.

The decreases in average monthly costs per subscriber were primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decreases were the transfer of wireless operations to the SK-EarthLink joint venture effective March 24, 2005 and $2.2 million and $4.7 million decreases in depreciation expense during the three and six months ended June 30, 2005 compared to the prior year periods, respectively, due to network-related assets becoming fully depreciated and lower capital expenditures in recent years.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 23% of total subscribers as of June 30, 2004 to 28% of total subscribers as of June 30, 2005, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues throughout 2005 even with the continued decline of higher margin premium narrowband subscribers and revenues.  Beyond 2005, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

Our principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Qwest Corporation, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited us, have caused some telecommunications companies to experience financial difficulty. Our prospects for maintaining or further improving telecommunications costs, particularly for narrowband services, could be negatively affected if one or more of our key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Cost of revenues also includes the costs of sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers, and sales incentives includes the costs of the services and the hardware provided to customers as sales incentives.  Sales incentives decreased 47% to $2.1 million during the three months ended June 30, 2005 and 19% to $4.5 million during the six months ended June 30, 2005 primarily due to a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased 5% from $98.2 million during the three months ended June 30, 2004 to $93.6 million during the three months ended June 30, 2005 and decreased from $201.2 million during the six months ended June 30, 2004 to $198.5 million during the six months ended June 30, 2005. The decreases were primarily due to declines in amounts payable to our distribution partners as a result of declines in gross subscriber additions. Additionally, sales and marketing expenses associated with our wireless services declined due to the transfer of wireless operations to the SK-EarthLink joint venture effective March 24, 2005. Contributing to the decrease for the six months ended June 30, 2005 was a decline in our telemarketing sales expenses, which were favorably impacted by the closing of four contact centers during the first quarter of 2004. These decreases were partially offset by an increase in our sales and marketing expenses for PeoplePC and broadband services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses were relatively constant at $59.1 million and $59.4 million during the three months ended June 30, 2004 and 2005, respectively. However, operations and customer support expenses decreased 10% to $120.9 million for the six months ended June 30, 2005 compared to the prior year period. The decrease was a result of decreased personnel and occupancy related costs resulting from the contact center closings completed during the first quarter of 2004.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased from $24.4 million during the three months ended June 30, 2004 to $26.6 million during the three months ended June 30, 2005, and increased from $54.3 million during the six months ended June 30, 2004 to $55.4 million during the six months ended June 30, 2005. These increases were primarily due to state sales tax refunds received during the three months ended June 30, 2004 and an increase in legal fees in 2005. Also contributing to the increase in general and administrative expenses during the six months ended June 30, 2005 was increased professional and investment advisor fees resulting from the formation of the SK-EarthLink joint venture, partially offset by decreases in bad debt and payment processing expenses and depreciation expense.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased 52% from $6.7 million during the three months ended June 30, 2004 to $3.2 million during the three months ended June 30, 2005, and decreased 53% from $14.5 million during the six months ended June 30, 2004 to $6.8 million during the six months ended June 30, 2005. These decreases were the result of several subscriber base assets becoming fully amortized over the past year and a decrease in subscriber base acquisitions in recent years.

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

We evaluate and adjust our estimates for facility exit costs as events occur and record such adjustments as facility exit costs. During the three and six months ended June 30, 2005, we increased our estimate for real estate commitments by $0.1 million and $0.7 million, respectively, primarily associated with estimates of operating expenses for various facilities. During the three months ended June 30, 2004, we reduced our estimates for real estate commitments associated with the contact center restructurings by $1.5 million as a result of sublease activities completed during the period, additional severance and additional proceeds associated with the disposal of fixed assets. As a result of the 2004 Plan and the subsequent changes in estimates to the liabilities recorded for our contact center restructurings, we recorded facility exit costs of $28.7 million during the six months ended June 30, 2004.

Gain on investments in other companies, net

During the three months ended June 30, 2005, we received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”).  In applying the cost method, we recorded $0.7 million as a return of our investment based on the carrying value of the investment, and the remaining $3.3 million was recorded as gain on investments in other companies, net. Gain on investments in other companies, net, of $2.4 million during the six months ended June 30, 2005 also included an impairment loss of $0.9 million on certain of our investments in other companies as a result of declines in fair value that were considered to be other-than- temporary.

Except with respect to SK-EarthLink, we do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested. We are not the primary beneficiary for any of the companies in which we have invested. Accordingly, we use the cost method to account for our investments in other companies and use the equity method to account for our investment in SK-EarthLink.

Net losses of equity affiliate

We account for our investment in SK-EarthLink under the equity method of accounting because we can exert significant influence over SK-EarthLink’s operating and financial policies. Accordingly, we record our proportionate share of SK-EarthLink’s net losses. These losses are partially offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to SK-EarthLink and their fair value. These increases, which result in a decrease in the net losses of equity affiliate in our statement of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the three and six months ended June 30, 2005 includes $3.7 million and $4.1 million, respectively, of our proportionate share of SK-EarthLink’s net loss for the period, offset by $1.6 million and $1.8 million, respectively, associated with recognizing the difference between the carrying value and fair value of assets contributed.

Interest income and other, net

Interest income and other, net, increased $1.2 million and $3.1 million, respectively, during the three and six months ended June 30, 2005 compared to the prior year periods due to increases in investment yields, partially offset by decreases in our average cash and marketable securities balances. Our weighted average investment yields increased from approximately 1.3% during both the three and six months ended June 30, 2004 to approximately 2.7% and 2.6% during the three and six months ended June 30, 2005, respectively, as the U.S. Federal Reserve Bank has increased interest rates.  Our average cash and marketable securities balance decreased from $502.4 million during the three months ended June 30, 2004 to $435.8 million during the three months ended June 30, 2005, and from $495.7 million during the six months ended June 30, 2004 to $475.9 million during the six months ended June 30, 2005.

Provision for income taxes

The provision for income taxes during the three and six months ended June 30, 2005 consisted of $0.4 million and $1.2 million, respectively, of state income taxes due and a valuation allowance of $0.9 million and $1.5 million, respectively, established for federal and state alternative minimum tax (“AMT”) amounts due which may be used to offset tax due in future periods.  The provision for income taxes during the three months ended June 30, 2004 consisted of $0.6 million established for federal and state AMT amounts due.  The provision for income taxes during the three and six months ended June 30, 2005 also included non-cash, deferred tax provisions of $6.9 million and $10.7 million, respectively, associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.  The increase in the tax provision for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was primarily due to the realization of net operating loss carryforwards (“NOLs”) of acquired companies and the mix of organic and acquired NOLs realized, because the realization of NOLs of acquired companies results in non-cash, deferred income tax expense.

We continue to maintain a valuation allowance against our unrealized deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123 (R) on January 1, 2006 based on the new effective date announced by the SEC and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 2 to our Condensed Consolidated Financial Statements. We expect our earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123 (R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  We do not expect the adoption of the provisions of SFAS No. 154 to have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2005

Our operating activities provided cash of $91.7 million during the six months ended June 30, 2005, which primarily consisted of net income of $77.2 million adjusted for non-cash items of $37.0 million and offset by cash used for working capital of $22.4 million. Non-cash items primarily included deferred income taxes and depreciation and amortization relating to our network, facilities and intangible assets. Working capital activities consisted of a $27.1 million decrease in accounts payable, accrued liabilities and deferred revenue, a $2.6 million increase in accounts receivable, net, and a $7.3 million decrease in prepaid expenses and other assets.

Our investing activities provided cash of $60.9 million during the six months ended June 30, 2005.  This was primarily due to $122.1 million provided by sales and maturities of investments in marketable securities, net of purchases of investments in marketable securities.  This was partially offset by $43.3 million of investments in and net advances to SK-EarthLink. Additionally, we used cash of $16.5 million for capital expenditures, primarily associated with network and technology center related projects, and $4.5 million for purchases of subscriber bases from ISPs.

Our financing activities used cash of $128.5 million during the six months ended June 30, 2005, primarily due to the repurchase of 14.5 million shares of EarthLink common stock pursuant to our share repurchase program for $134.8 million.  This was partially offset by the receipt of $6.3 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan.

Other

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of June 30, 2005, we had approximately $243.0 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $151.1 million and $39.2 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date as well as asset-backed, auction rate securities, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

In March 2005, we completed the formation of SK-EarthLink, a joint venture with SKT, to market wireless voice and data services in the U.S. Pursuant to SK-EarthLink’s Contribution and Formation Agreement, we invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including customers, contractual arrangements and agreements to prospectively market SK-EarthLink’s services, and we have committed to invest an additional $137.0 million of cash in SK-EarthLink over the next three years, including $39.0 million in August 2005. We expect our commitment to invest additional cash to finance SK-EarthLink’s near-term operations will adversely affect our cash position.

We also expect to use cash to invest in growth initiatives, such as wireline voice services, and we expect to continue to use cash to pay real estate obligations associated with facilities closed in restructuring our contact center operations. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours, among other potential opportunities, and we expect to continue to use cash to repurchase shares of our common stock. Our cash requirements depend on numerous factors, including the rate of market acceptance of our and SK-EarthLink’s services, the rate at which we invest in growth initiatives, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our sales and marketing programs, and general economic developments.

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

Income taxes

We continue to maintain a valuation allowance against our deferred tax assets of approximately $335.6 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Share repurchase program

As of July 31, 2005, we have used approximately $329.7 million pursuant to our share repurchase program and have $220.3 million available to purchase common stock.  We may repurchase our common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Related Party Transactions

EarthLink and SK-EarthLink have entered into a services agreement pursuant to which EarthLink provides to SK-EarthLink facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to SK-EarthLink will enable SK-EarthLink to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that SK-EarthLink will pay to EarthLink will depend on the extent to which SK-EarthLink utilizes EarthLink’s services. During the three and six months ended June 30, 2005, fees received for services provided to SK-EarthLink were $1.4 million.

We market SK-EarthLink’s products and services, and during the three and six months ended June 30, 2005, we generated revenues of $0.1 million associated with marketing SK-EarthLink’s services.

We also purchase wireless Internet access devices and services from SK-EarthLink, and fees paid for products and services received from SK-EarthLink during the three and six months ended June 30, 2005 were $0.4 million.

As of June 30, 2005, we had accounts receivable from SK-EarthLink of approximately $0.5 million and accounts payable to SK-EarthLink of approximately $0.2 million.

During the three months ended June 30, 2005, we received a $4.0 million cash distribution as a result of our investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and wireline communications services, including our various voice initiatives; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as we anticipate; (6) that the continued decline of our narrowband revenues may adversely affect us; (7) that we may experience significant fluctuations in our operating results and rate of growth and we may not be able to sustain profitability; (8) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (9) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market, especially as a result of the recent U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (10) that service interruptions or impediments could harm our business; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) that government regulations could force us to change our business practices; (14) that we may not realize the benefits we are seeking from the SK-EarthLink joint venture transaction or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (15) that our third-party providers for technical and customer support may be unable to provide these services on an economical basis or at all; (16) that if we are unable to successfully defend against legal actions, we could face substantial liabilities; (17) that we may be unable to continually develop effective business systems, processes and personnel to support our business; (18) that we may be unable to hire and retain qualified personnel, including our key executive officers; (19) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (20) that our stock price has been volatile historically and may continue to be volatile; and (21) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity or until the reauction date, and as a result, we receive interest and principal amounts pursuant to the underlying arrangements. To further mitigate risk, we maintain our portfolio of cash equivalents in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of June 30, 2005. The following table summarizes our investments by security type as of December 31, 2004 and June 30, 2005:

	As of December 31, 2004		As of June 30, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Asset-backed (including auction rate) securities	$117,449	$117,406	$39,595	$39,588
U.S. corporate notes	45,057	44,964	31,117	31,101
Government agency notes	150,394	149,690	122,623	122,108
Commercial paper	—	—	7,394	7,394
	$312,900	$312,060	$200,729	$200,191

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004 and June 30, 2005. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2004		As of June 30, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$—	$—	$9,895	$9,895
Weighted average interest rate	—		3.2%
Weighted average maturity (mos.)	—		1.1

Included in short-term marketable securities	$254,220	$253,572	$151,496	$151,067
Weighted average interest rate	2.1%		2.5%
Weighted average maturity (mos.)*	3.7		3.3

Included in long-term marketable securities	$58,680	$58,488	$39,338	$39,229
Weighted average interest rate	2.5%		3.1%
Weighted average maturity (mos.)	19.5		20.8

* The maturity of asset-backed, auction rate securities for purposes of this calculation is the date of the next auction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), EarthLink carried out an evaluation, with the participation of EarthLink’s management, including EarthLink’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of EarthLink’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, EarthLink’s Chief Executive Officer and Chief Financial Officer concluded that EarthLink’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including EarthLink’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink, Inc. (“EarthLink”) is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2005 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2005	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	2,480	$9.05	2,480	$288,254
May 1 through May 31	2,360	9.70	2,360	265,359
June 1 through June 30	2,763	9.66	2,763	238,668
Total	7,603		7,603

(1) On August 6, 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of EarthLink’s common stock.  Since the inception of the Repurchase Program, the Board of Directors increased the amount authorized to repurchase EarthLink common stock to a total of $550.0 million.  EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

In May 2005, the Board of Directors approved repurchasing EarthLink common stock pursuant to a new plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to become effective in July 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

EarthLink held its 2005 annual meeting of stockholders on May 3, 2005. The following summarizes the two proposals submitted for a vote of the stockholders at that meeting:

Proposal 1.  To elect Charles G. Betty, Sky D. Dayton and William H. Harris, Jr. to EarthLink’s Board of Directors as Class III directors for a three-year term.

	Charles G. Betty	Sky D. Dayton	William H. Harris, Jr.
Votes For	131,909,359 shares	131,877,940 shares	130,987,063 shares
Votes Abstained	2,929,797 shares	2,961,216 shares	3,852,093 shares

In addition, the terms of the following directors continued after the annual meeting:  Marce Fuller, Terrell B. Jones, Robert M. Kavner, Linwood A. Lacy, Jr. and Thomas E. Wheeler.

Proposal 2. To ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors to serve as EarthLink’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

Votes For—134,091,227 shares
Votes Against—279,049 shares
Votes Abstained—468,879 shares

Both of these proposals were approved by the EarthLink stockholders at the annual meeting.

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

EARTHLINK, INC.

Date:	August 9, 2005	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	August 9, 2005	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)