Form 10-Q
period 2005-09-30
EARTHLINK INC
filed 2005-11-09
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of October 31, 2005, 130,627,593 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2005

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$218,910	$216,409
Investments in marketable securities	253,572	141,008
Accounts receivable, net of allowance of $7,903 and $8,219 as of December 31, 2004 and September 30, 2005, respectively	30,733	31,952
Due from Helio	—	171
Prepaid expenses	15,630	12,460
Other current assets	10,846	8,339
Total current assets	529,691	410,339
Long-term investments in marketable securities	58,488	43,494
Investment in Helio	—	75,762
Property and equipment, net	77,468	72,493
Purchased intangible assets, net	16,670	19,661
Goodwill	107,962	100,216
Other long-term assets	15,171	7,107
Total assets	$805,450	$729,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,190	$41,617
Due to Helio	—	427
Accrued payroll and related expenses	35,966	30,737
Other accounts payable and accrued liabilities	102,714	91,062
Deferred revenue	62,861	59,284
Total current liabilities	246,731	223,127

Deferred revenue, net of current portion	3,296	1,261
Other long-term liabilities	7,816	14,493
Total liabilities	257,843	238,881

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2004 and September 30, 2005	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 178,765 and 180,373 shares issued as of December 31, 2004 and September 30, 2005, respectively, and 148,720 and 130,846 shares outstanding as of December 31, 2004 and September 30, 2005, respectively	1,788	1,804
Additional paid-in capital	1,971,208	1,984,158
Warrants to purchase common stock	1,223	259
Accumulated deficit	(1,192,762)	(1,079,132)
Treasury stock, at cost, 30,045 and 49,527 shares as of December 31, 2004 and September 30, 2005, respectively	(230,056)	(411,389)
Unrealized gains (losses) on investments	201	(192)
Deferred compensation	(3,995)	(5,317)
Total stockholders’ equity	547,607	490,191
Total liabilities and stockholders’ equity	$805,450	$729,072

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
	(in thousands, except per share data)
Revenues:
Narrowband access	$217,232	$181,242	$665,451	$570,420
Broadband access	104,863	109,308	313,234	330,382
Web hosting	11,682	9,939	36,321	31,075
Advertising and other value-added services	10,197	16,507	29,118	45,547
Total revenues	343,974	316,996	1,044,124	977,424

Operating costs and expenses:
Telecommunications service and equipment costs	103,660	90,156	329,364	279,017
Sales incentives	2,148	2,222	7,709	6,744
Total cost of revenues	105,808	92,378	337,073	285,761

Sales and marketing	110,790	92,749	311,971	291,249
Operations and customer support	60,340	57,821	194,716	178,729
General and administrative	24,054	26,891	78,374	82,328
Acquisition-related amortization	4,883	2,828	19,417	9,668
Facility exit and restructuring costs	269	1,301	28,991	2,008
Total operating costs and expenses	306,144	273,968	970,542	849,743

Income from operations	37,830	43,028	73,582	127,681
Gain (loss) on investments in other companies, net	(726)	—	(726)	2,437
Net losses of equity affiliate	—	(4,592)	—	(6,934)
Interest income and other, net	1,584	3,400	4,330	9,211
Income before income taxes	38,688	41,836	77,186	132,395
Provision for income taxes	1,136	5,401	1,766	18,765
Net income	$37,552	$36,435	$75,420	$113,630

Basic net income per share	$0.25	$0.28	$0.48	$0.82
Diluted net income per share	$0.24	$0.27	$0.47	$0.80

Basic weighted average common shares outstanding	152,970	132,444	155,917	139,056
Diluted weighted average common shares outstanding	156,056	134,709	159,186	141,621

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2005
	(unaudited) (in thousands)
Cash flows from operating activities:
Net income	$75,420	$113,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,005	36,704
Disposals and impairments of fixed assets	9,436	34
Loss (gain) on investments in other companies, net	726	(2,437)
Net losses of equity affiliate	—	6,934
Stock-based compensation expense	377	1,128
Deferred income taxes	—	14,367
Other adjustments	—	(200)
Decrease (increase) in accounts receivable, net	5,131	(2,655)
Decrease in prepaid expenses and other assets	513	10,374
Decrease in accounts payable and accrued and other liabilities	(2,488)	(10,546)
Decrease in deferred revenue	(6,882)	(6,615)
Net cash provided by operating activities	144,238	160,718

Cash flows from investing activities:
Purchases of property and equipment	(21,465)	(26,659)
Proceeds from sales of fixed assets	705	20
Purchases of subscriber bases	(1,984)	(4,806)
Investments in marketable securities:
Purchases	(428,607)	(273,978)
Sales and maturities	395,806	401,893
Investments in and net advances from equity affiliate	—	(81,745)
Amounts paid for sale of net liabilities to equity affiliate	—	(929)
Purchase of businesses, net of cash acquired	—	(9,219)
Investments in other companies	(3,835)	—
Distributions received from investments in other companies	—	4,000
Net cash (used in) provided by investing activities	(59,380)	8,577

Cash flows from financing activities:
Principal payments under capital lease obligations	(191)	(16)
Proceeds from stock options exercised and employee stock purchase plan purchases	13,407	9,553
Purchases of treasury stock	(109,932)	(181,333)
Net cash used in financing activities	(96,716)	(171,796)

Net decrease in cash and cash equivalents	(11,858)	(2,501)
Cash and cash equivalents, beginning of period	208,740	218,910
Cash and cash equivalents, end of period	$196,882	$216,409

The accompanying notes are an integral part of these financial statements.

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

In March 2005, the Company completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”), Helio, formerly SK-EarthLink. Helio is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT each have a 50 percent voting and economic ownership interest in Helio.

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

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

Generally, no stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under stock-based compensation plans have an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent the Company modifies stock options subsequent to the grant date, the Company records compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25.  Compensation cost related to restricted stock units granted to non-employee directors and certain key employees is reflected in net income as services are rendered. During the nine months ended September 30, 2005, the Company recognized $0.4 million of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to Helio.  During the three months ended September 30, 2005 and the three and nine months ended September 30, 2004, the Company recognized no amounts of compensation expense for stock options. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)

Net income, as reported	$37,552	$36,435	$75,420	$113,630
Add: Stock-based compensation expense associated with stock options included in reported net income	—	—	—	366
Deduct: Stock-based compensation expense determined using a fair value based method for all awards	(5,593)	(3,234)	(17,414)	(11,680)
Pro forma net income	$31,959	$33,201	$58,006	$102,316

Basic net income per share:
As reported	$0.25	$0.28	$0.48	$0.82
Pro forma	$0.21	$0.25	$0.37	$0.74

Diluted net income per share:
As reported	$0.24	$0.27	$0.47	$0.80
Pro forma	$0.21	$0.25	$0.37	$0.73

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

The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 reflects the reclassification of $141.0 million and $73.1 million of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities as of December 31, 2003 and September 30, 2004, respectively.  Furthermore, EarthLink previously excluded purchases and sales and maturities of auction rate debt securities from the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 because auction rate debt securities were classified as cash equivalents. Purchases of investments in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 has been adjusted to include $180.9 million of purchases of auction rate debt securities, and sales and maturities of investments for the nine months ended September 30, 2004 has been adjusted to include $248.8 million of sales and maturities of auction rate debt securities.  The revision in classification of auction rate debt securities from cash and cash equivalents to short-term investments in marketable securities, and the related adjustments to the Condensed Consolidated Statement of Cash Flows, does not affect previously reported cash flows from operations, cash flows from financing activities, results of operations, current assets, total assets, working capital position or overall financial position.

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

4.  Earnings per Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share ("EPS").  Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, phantom share units and restricted stock units (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)

Net income (A)	$37,552	$36,435	$75,420	$113,630

Basic weighted average common shares outstanding (B)	152,970	132,444	155,917	139,056
Dilutive effect of Common Stock Equivalents:
Stock options, warrants, phantom share units and restricted stock units	3,086	2,265	3,269	2,565
Diluted weighted average common shares outstanding (C)	156,056	134,709	159,186	141,621

Basic net income per share (A/B)	$0.25	$0.28	$0.48	$0.82
Diluted net income per share (A/C)	$0.24	$0.27	$0.47	$0.80

Common Stock Equivalents for the three and nine months ended September 30, 2005 included an average of 9.5 million stock options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method.  Common Stock Equivalents for the three and nine months ended September 30, 2005 excluded 11.9 million and 11.8 million, respectively, average stock options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the three and nine months ended September 30, 2005, but these stock options, warrants and restricted stock units could be dilutive in future periods.

5.  Comprehensive Income

Comprehensive income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)
Net income	$37,552	$36,435	$75,420	$113,630
Net change in unrealized gains (losses) on investments	742	(112)	(218)	(393)
Total comprehensive income	$38,294	$36,323	$75,202	$113,237

6.  Facility Exit and Restructuring Costs

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

During the three months ended September 30, 2005, EarthLink executed plans to further streamline operations by outsourcing certain contact center and credit and collections activities (the “2005 Plans”). Approximately 227 employees were directly impacted. As a result of the 2005 Plans, EarthLink recorded $1.3 million of restructuring costs for severance and personnel related costs.

During the nine months ended September 30, 2005, EarthLink increased its estimate for real estate commitments by $0.7 million for the 2003 and 2004 Plans based on events occurring during the period. Such amounts are included as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

The following tables summarize activity for the liability balances associated with the 2003 Plan, the 2004 Plan and 2005 Plans for the period December 31, 2004 through September 30, 2005, including changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled and adjustments to the liabilities:

2003 Plan	Balance December 31, 2004	Adjustments	Payments	Balance September 30, 2005
	(in thousands)
Real estate and telecommunications costs, including non-cancelable leases	$2,558	$(43)	$(1,002)	$1,513

2004 Plan	Balance December 31, 2004	Adjustments	Payments	Balance September 30, 2005
	(in thousands)

Severance and personnel related costs	$5	$—	$(5)	$—
Real estate and telecommunications costs, including non-cancelable leases	5,827	708	(1,670)	4,865
	$5,832	$708	$(1,675)	$4,865

2005 Plans		Costs Incurred	Payments	Balance September 30, 2005
		(in thousands)

Severance and personnel related costs		$1,343	$(1,019)	$324

7.  Investments

Investments in marketable securities

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have original maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and auction rate debt securities with interest rate reset periods of 90 days or less with maturities on the face of the securities in excess of 90 days.  Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date, excluding investments in auction rate debt securities which are classified as short-term investments in marketable securities.  The Company has invested primarily in asset-backed debt securities (including auction rate debt securities) and government agency notes, all of which have a minimum investment rating of A, and corporate notes, which have a minimum investment rating of A/A2.  Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  During the three and nine months ended September 30, 2004 and 2005, gains and losses realized from sales of investments in marketable securities were nominal.

Investments in other companies

Minority investments in other companies are included in other long-term assets in the Condensed Consolidated Balance Sheets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) on investments included in stockholders’ equity and in total comprehensive income. During the three and nine months ended September 30, 2005, the Company recorded unrealized losses of approximately $0.2 million and $0.8 million, respectively, on its investments in other companies.

During the three months ended March 31, 2005, the Company recognized a loss of $0.9 million on certain of its investments in other companies as a result of a decline in fair value that was considered other-than-temporary. This loss is included in gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

During the three months ended June 30, 2005, the Company received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies. In applying the cost method, EarthLink recorded $0.7 million as a return of EarthLink’s investment based on the carrying value of the investment, and the gain of $3.3 million was included in gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.

Investment in equity affiliate

On March 24, 2005, the Company completed the formation of a joint venture with SKT, Helio, to market and sell wireless voice and data services in the U.S. Under the terms of the joint venture agreement, EarthLink and SKT each have a 50 percent voting and economic ownership interest in Helio. EarthLink and SKT, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of Helio, invested an aggregate of $78.0 million of cash in August 2005 and have committed to invest additional cash of $196.0 million in Helio at various dates through August 2007.

On March 24, 2005, EarthLink invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market Helio’s services.  The non-cash assets contributed were recorded by EarthLink as an additional investment of $0.5 million based on EarthLink’s carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed.  In addition, EarthLink paid Helio to assume $0.9 million of net liabilities associated with wireless customers and related operations. EarthLink recorded no gain or loss in March 2005 associated with the contribution of non-cash assets, the transfer of net liabilities, or the associated payment to Helio to assume the net liabilities upon completing the formation of Helio.  In August 2005, EarthLink invested $39.0 million of cash pursuant to the Helio Contribution and Formation Agreement. EarthLink is committed to invest an additional $98.0 million of cash in Helio at various dates through August 2007.

The Company determined that Helio does not qualify as a variable interest entity under FIN No. 46, “Consolidation of Variable Interest Entities,” so consolidation pursuant to FIN No. 46 is not required. The Company accounts for its investment in Helio under the equity method of accounting because the Company can exert significant influence over Helio’s operating and financial policies.  As a result, the Company records its proportionate share of Helio’s net income (loss) in its statement of operations. During the three and nine months ended September 30, 2005, the Company recorded $6.1 million and $10.2 million, respectively, of equity method losses related to its Helio investment.

EarthLink is amortizing the difference between the book value and fair value of definite-lived non-cash assets contributed to Helio over the estimated useful lives of the definite-lived non-cash assets contributed. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate.  During the three and nine months ended September 30, 2005, the Company recorded $1.5 million and $3.3 million, respectively, associated with recognizing the difference between the carrying value and fair value of assets contributed.

8.  Goodwill and Intangible Assets

The following table presents the components of the Company’s acquired intangible assets and goodwill included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005:

	As of December 31, 2004			As of September 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Purchased intangible assets	$333,278	$(316,608)	$16,670	$344,420	$(324,759)	$19,661

Goodwill			$107,962			$100,216

During the nine months ended September 30, 2005 goodwill decreased $14.4 million due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated. The net operating loss carryforwards were utilized to offset taxable income for the nine months ended September 30, 2005.

In September 2005, the Company acquired the assets of Aluria Software LLC (“Aluria”), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers for $13.4 million, which consisted of $9.3 million in cash and notes payable of $4.1 million. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations.”  The net tangible assets acquired approximated $0, and the Company allocated $6.7 million to identifiable definite life intangible assets, primarily acquired software and technology, resulting in $6.7 million of goodwill. The acquired software and technology will be amortized on a straight-line basis over three years from the date of the acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The amounts of identifiable intangible assets acquired are preliminary estimates and are subject to adjustment based on an independent appraisal. Any adjustments to net tangible and intangible assets acquired would result in adjustments to goodwill. The pro forma effect of the transaction is not material.

In connection with the formation of Helio and the transfer of 27,000 wireless subscribers to Helio, EarthLink reclassified a subscriber base asset with a net book value of $0.4 million associated with certain wireless subscribers to its investment in Helio.  The subscriber base asset had a cost basis of $1.9 million and accumulated amortization of $1.5 million.

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005 represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets primarily consist of subscriber bases, acquired software and  technology and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses, assets of other companies, and subscriber bases from other ISPs. Generally, definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $2.7 million for the remaining three months in the year ending December 31, 2005 and $6.6 million, $4.7 million and $2.7 million for the years ending December 31, 2006, 2007 and 2008, respectively.  Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives, the results of independent appraisals and other relevant factors.

9.  Share Repurchases

In May 2005, the Board of Directors increased the amount authorized to repurchase the Company’s common stock under the Company’s share repurchase program by $200.0 million to a total of $550.0 million.  As of September 30, 2005, the Company had $192.1 million available under the current authorization by the Board of Directors.  In May 2005, the Board of Directors also approved repurchasing common stock pursuant to a new plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, effective July 2005.

EarthLink may conduct its purchases in the general market, in privately negotiated transactions, through derivative transactions and through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The repurchase program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

The following table summarizes share repurchases during the three and nine months ended September 30, 2004 and 2005 pursuant to previously existing authorizations by the Board of Directors, which have been recorded as treasury stock in the accompanying Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)
Number of shares repurchased	5,921	4,980	11,188	19,482
Aggregate purchase price	$58,573	$46,530	$109,502	$181,333

10. Income Taxes

The provision for income taxes during the three and nine months ended September 30, 2005 consisted of $1.0 million and $2.2 million, respectively, of state income taxes due and a valuation allowance of $0.7 million and $2.2 million, respectively, established for federal and state alternative minimum tax (“AMT”) amounts due.  The AMT may be used to offset tax due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. The provision for income taxes also included non-cash, deferred tax provisions of $3.7 million and $14.4 million, respectively, associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.

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

11. Related Party Transactions

Helio

EarthLink and Helio have entered into a services agreement pursuant to which EarthLink provides to Helio facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to Helio enables Helio to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that Helio will pay to EarthLink will depend on the extent to which Helio utilizes EarthLink’s services.  Fees for services provided to Helio are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three and nine months ended September 30, 2005, fees received for services provided to Helio were $1.0 million and $2.4 million, respectively.

EarthLink markets Helio’s products and services, and during the three and nine months ended September 30, 2005, EarthLink generated revenues of $0.1 million and $0.2 million, respectively, associated with marketing Helio’s services.

EarthLink purchases wireless Internet access devices and services from Helio. During the three and nine months ended September 30, 2005, fees paid for products and services received from Helio were $0.3 million and $0.7 million, respectively.

As of September 30, 2005, the Company had accounts receivable from Helio of approximately $0.2 million and accounts payable to Helio of approximately $0.4 million.

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

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers.  Our primary service offerings are narrowband and broadband Internet access services, web hosting services, and advertising and related marketing services.  We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.  We derive substantially all revenues from services, primarily Internet access services and related fees, and service revenues represented approximately 99% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

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

EarthLink provides all three types of access described above (traditional, fully-featured narrowband access; PeoplePC Inc. (“PeoplePC”) branded value-priced narrowband access; and broadband access). Our subscriber base decreased from approximately 5.4 million paying subscribers at September 30, 2004 to approximately 5.3 million paying subscribers at September 30, 2005. Total revenues decreased from $344.0 million during the three months ended September 30, 2004 to $317.0 million during the three months ended September 30, 2005. In addition, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market, and toward our PeoplePC narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the maturity of this service.

Our business strategy with respect to our core service offerings is to sustain and build upon our strong position in the U.S. Internet access market by focusing on growth opportunities such as our broadband and PeoplePC service offerings to generate organic subscriber growth; marketing high quality, differentiated products and services; and improving operating margins to fund growth.  Another important element of our business strategy is to invest in new growth opportunities, such as wireless services through the Helio joint venture, wireline voice services and alternative delivery methods for broadband services, such as wireless broadband networks.  Our strategy also includes pursuing acquisitions or investments in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that we believe complement our strategy.

The primary challenges we face in successfully implementing our business strategy are competition, purchasing cost-effective wholesale broadband access, and identifying new sources of profitability as subscribers and revenues associated with our higher margin, premium narrowband services continue to decline.  We also expect our profitability to be negatively impacted by losses we expect to record based on our proportionate share of Helio’s operating losses, which are expected to increase in the short-term due primarily to the start-up nature of Helio’s operations.

Management believes that wireless and wireline voice services and wireless broadband represent significant growth opportunities and may require significant investment.  These investments would be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to generate recurring revenues.  The operating models for these services are similar to the ISP operating model upon which we have based our current operations.  Specifically, after developing an infrastructure to support the offering, we would plan to invest in sales and marketing to add customers who generate recurring revenues, while we incur customer support and telecommunications costs to provide the services.  Losses are expected to result in the early stages of the product’s life cycle until a sufficient amount of customers are added whose recurring revenues, net of recurring costs, more than offset sales and marketing expenses incurred to add additional customers.  However, we believe management can exercise discretion in deploying sales and marketing resources to manage the growth of the customer base in each of these operating models.

Strategic Initiatives

 Broadband Access

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 20 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of September 30, 2005, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

In October 2005, Wireless Philadelphia selected EarthLink to develop and implement a citywide wireless broadband network and offer high-speed public Internet access to the residents, visitors and businesses of Philadelphia. Under the terms of the proposal, we intend to finance, build and manage the wireless network, which would cover 135 square miles if built out in its entirety.

Also in October 2005, the City of Anaheim selected EarthLink to build a wireless broadband network. Under the terms of the proposed contract, we would build a citywide wireless broadband network, which would cover 50 square miles if built out in its entirety.

We are pursuing additional similar arrangements with other municipalities. These municipal wireless initiatives are part of our efforts to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services.  These initiatives may result in significant capital expenditures in future periods to develop, implement and build wireless broadband networks in these municipalities.

Wireless Voice Services

Effective March 24, 2005, we completed the formation of a joint venture with SK Telecom Co., Ltd. (“SKT”), Helio (formerly called SK-EarthLink). Helio is a non-facilities-based mobile virtual network operator

(MVNO) offering mobile communications services and handsets to U.S. consumers. EarthLink and SKT invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of Helio, invested an aggregate of $78.0 million of cash in August 2005 and have committed to invest additional cash of $196.0 million in Helio over the next two years. EarthLink and SKT each have a 50 percent voting and economic ownership interest in Helio.

Helio’s management team is focused on developing an infrastructure and various applications to support new wireless voice and data service offerings, and since completing its formation, Helio launched a new voice and data service offering based on the Treo 650 smartphone.  As Helio continues to develop, launch and market new products and services, we expect Helio to incur losses.  Consequently, our earnings and earnings per share will be adversely affected because we record our proportionate share of Helio’s losses in our results of operations, because we have the ability to influence Helio’s operations through our 50 percent ownership interest.

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

In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers.

We are in the process of evaluating the infrastructure and various applications required to support the launch of additional wireline voice services, including the line-powered voice access services with Covad.  This could lead to our investment in the development of these applications and services and the commencement of marketing efforts for wireline voice services.  Depending on the level of investment we make in developing, launching and marketing wireline voice services, our earnings and the cash flows we generate from operations could decline.

Other

In September 2005, we acquired the assets of Aluria Software LLC (“Aluria”), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers, for $13.4 million. We believe Aluria’s innovative products will enhance and improve our suite of protection applications, and we expect to offer the Aluria products as additional features associated with our existing access services as well as market the Aluria products separately.

Marketing Alliances

We have a marketing relationship with Sprint Nextel Corporation (“Sprint”) which provides that EarthLink is the wholesale high-speed ISP for Sprint’s local residential and small business customers.  In addition, we provide Sprint with wholesale narrowband access services. The contracts associated with these arrangements expire in 2007. During the three and nine months ended September 30, 2004 and 2005, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions.  Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

We have a marketing relationship with Dell Inc. (“Dell”).  During the three and nine months ended September 30, 2004 and 2005, our relationship with Dell generated more than 5% of our total gross organic subscriber additions.  Our marketing relationship with Dell extends through June 2006. Our marketing relationship is not exclusive, and Dell may pursue relationships with other ISPs.

Regulatory Developments

We purchase last mile broadband access from cable providers, incumbent local exchange carriers (“ILECs”), and competitive local exchange carriers (“CLECs”). The term ‘‘last mile’’ generally refers to the element of telecommunications networks that connects directly to homes and businesses.

Cable providers, for the most part, have not been required to make last mile access available to ISPs like EarthLink. In June 2005, the U.S. Supreme Court held that the Federal Communications Commission’s (“FCC”) conclusion that cable modem service is an end-to-end “information service” is a reasonable interpretation of the Communications Act.  This reversed an October 2003 ruling by the U.S. Court of Appeals for the Ninth Circuit which held that cable broadband Internet services include a ‘‘telecommunications service.’’ Cable operators are thus not required to make last mile access available to ISPs on a non-discriminatory basis.  The U.S. Supreme Court noted the FCC has jurisdiction to require nondiscriminatory access, but this is subject to further consideration and rulemaking by the FCC.  The U.S. Supreme Court decision does not impact our existing agreements with cable wholesale broadband providers because contracts such as our agreement with Time Warner Cable are not predicated on open access regulations.

ILECs have been required to make last mile access available on a non-discriminatory basis to ISPs like EarthLink.   However, an FCC order published in October 2005 reclassifies wireline broadband services (DSL) as information services and eliminates the FCC’s long-standing non-discriminatory access requirements.  The order provides for a one-year transition period for ISPs and others to negotiate access arrangements with ILECs that choose to no longer offer wholesale transmission services on a common carrier basis.  We do not believe our existing contracts with the ILECs are affected by this order.  However, these newly adopted policies may affect our ability to extend or renew our current contracts with the ILECs.

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

In connection with the FCC’s approvals of the mergers of SBC Communications Inc. (“SBC”) with AT&T Corp. and Verizon Communications Inc. (“Verizon”) and MCI Inc., the FCC will require the merged entities, as a condition of approval, to offer DSL service on a stand-alone basis without requiring in-region customers to also purchase circuit-switched voice telephone service.  The FCC will also require the merged companies to hold rates for certain unbundled network elements constant and to agree to Internet neutrality principles that ensure consumer access to lawful Internet content, applications, services and devices.

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

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn rate and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30, 2004	December 31, 2004	June 30, 2005	September 30, 2005
Subscriber Data (a)
Narrowband subscribers	3,973,000	3,880,000	3,753,000	3,650,000
Broadband subscribers	1,280,000	1,364,000	1,495,000	1,544,000
Web hosting accounts	149,000	144,000	136,000	131,000
Total subscriber count at end of period	5,402,000	5,388,000	5,384,000	5,325,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Subscriber Activity
Subscribers at beginning of period	5,335,000	5,384,000	5,206,000	5,388,000
Gross organic subscriber additions	823,000	696,000	2,387,000	2,112,000
Acquired subscribers	3,000	6,000	7,000	101,000
Adjustment (b)	—	—	—	(27,000)
Churn	(759,000)	(761,000)	(2,198,000)	(2,249,000)
Subscribers at end of period	5,402,000	5,325,000	5,402,000	5,325,000

Churn rate (c)	4.7%	4.7%	4.5%	4.7%

Narrowband Data
Average subscribers (d)	3,975,000	3,700,000	3,980,000	3,763,000
Service ARPU (e)	$18.08	$16.31	$18.40	$16.80
Churn rate (c)	5.5%	5.6%	5.2%	5.5%

Broadband Data
Average subscribers (d)	1,241,000	1,519,000	1,178,000	1,468,000
ARPU (f)	$28.16	$23.98	$29.53	$25.00
Churn rate (c)	2.5%	2.8%	2.4%	2.7%

Web Hosting Data
Average accounts (d)	151,000	133,000	156,000	138,000
ARPU (f)	$25.72	$24.82	$25.94	$25.04
Churn rate (c)	2.3%	2.0%	2.4%	2.2%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to Helio in connection with completing the formation of Helio.

(c)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(d)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly periods, and the ten months preceding and including the end of the periods for the nine month periods.

(e) Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues from the deferred service liability associated with acquired PeoplePC prepaid customers.

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

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(dollars in thousands)
Revenues:
Narrowband access	$217,232	$181,242	$(35,990)	-17%	$665,451	$570,420	$(95,031)	-14%
Broadband access	104,863	109,308	4,445	4%	313,234	330,382	17,148	5%
Web hosting	11,682	9,939	(1,743)	-15%	36,321	31,075	(5,246)	-14%
Advertising and other value-added services	10,197	16,507	6,310	62%	29,118	45,547	16,429	56%
Total revenues	343,974	316,996	(26,978)	-8%	1,044,124	977,424	(66,700)	-6%

Operating costs and expenses:
Telecommunications service and equipment costs	103,660	90,156	(13,504)	-13%	329,364	279,017	(50,347)	-15%
Sales incentives	2,148	2,222	74	3%	7,709	6,744	(965)	-13%
Total cost of revenues	105,808	92,378	(13,430)	-13%	337,073	285,761	(51,312)	-15%

Sales and marketing	110,790	92,749	(18,041)	-16%	311,971	291,249	(20,722)	-7%
Operations and customer support	60,340	57,821	(2,519)	-4%	194,716	178,729	(15,987)	-8%
General and administrative	24,054	26,891	2,837	12%	78,374	82,328	3,954	5%
Acquisition-related amortization	4,883	2,828	(2,055)	-42%	19,417	9,668	(9,749)	-50%
Facility exit and restructuring costs	269	1,301	1,032	*	28,991	2,008	(26,983)	-93%
Total operating costs and expenses	306,144	273,968	(32,176)	-11%	970,542	849,743	(120,799)	-12%

Income from operations	37,830	43,028	5,198	14%	73,582	127,681	54,099	74%
Gain (loss) on investments in other companies, net	(726)	—	726	*	(726)	2,437	3,163	*
Net losses of equity affiliate	—	(4,592)	(4,592)	*	—	(6,934)	(6,934)	*
Interest income and other, net	1,584	3,400	1,816	115%	4,330	9,211	4,881	113%
Income before income taxes	38,688	41,836	3,148	8%	77,186	132,395	55,209	72%
Provision for income taxes	1,136	5,401	4,265	*	1,766	18,765	16,999	*
Net income	$37,552	$36,435	$(1,117)	-3%	$75,420	$113,630	$38,210	51%

* denotes percentage is not meaningful

Narrowband access revenues

 Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access and equipment revenues associated with selling Internet access devices.  The following table identifies the components of our narrowband access revenues for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)
Service revenues	$215,537	$181,053	$659,225	$569,039
Equipment and related revenues	1,413	55	4,641	934
Revenues associated with acquired PeoplePC prepaid customers (deferred service liability)	282	134	1,585	447
Narrowband access revenues	$217,232	$181,242	$665,451	$570,420

Narrowband revenues decreased 17% to $181.2 million and 14% to $570.4 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods. The decreases in narrowband revenues in both periods were primarily due to decreases in narrowband service ARPU and decreases in average narrowband subscribers. The transfer of wireless operations to Helio effective March 24, 2005 contributed to the decreases in average narrowband subscribers and caused narrowband access revenues to decrease by $5.6 million and $12.7 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods, and it is expected to result in narrowband access revenues for the year ending December 31, 2005 declining approximately $20.0 million compared to the year ended December 31, 2004. Narrowband revenues also decreased due to a decline in equipment and related revenues and a decline in revenues associated with the PeoplePC deferred service liability due to the expiration of acquired customers’ prepay terms.

Narrowband service ARPU decreased from $18.08 during the three months ended September 30, 2004 to $16.31 during the three months ended September 30, 2005, and decreased from $18.40 during the nine months ended September 30, 2004 to $16.80 during the nine months ended September 30, 2005. These decreases were due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month.  During the three months ended September 30, 2004 and 2005, average PeoplePC access subscribers were 0.7 million and 1.1 million, respectively, representing 17% and 30%, respectively, of our average narrowband customer base. During the nine months ended September 30, 2004 and 2005, average PeoplePC access subscribers were 0.6 million and 1.0 million, respectively, representing 14% and 27%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

The following table summarizes narrowband subscriber activity during the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Subscribers at beginning of period	3,976,000	3,753,000	3,984,000	3,880,000
Gross organic subscriber additions	641,000	540,000	1,880,000	1,632,000
Acquired subscribers	3,000	6,000	7,000	101,000
Narrowband subscribers converted from (to) our broadband services, net	7,000	(23,000)	3,000	(66,000)
Adjustment (a)	—	—	—	(27,000)
Churn	(654,000)	(626,000)	(1,901,000)	(1,870,000)
Subscribers at end of period	3,973,000	3,650,000	3,973,000	3,650,000

(a)  Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to Helio in connection with the formation of Helio.

Average narrowband subscribers decreased from 4.0 million during both the three and nine months ended September 30, 2004 to 3.7 million and 3.8 million during the three and nine months ended September 30, 2005, respectively. In addition, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was more than offset by a decline in our average premium narrowband customers, the combination of which also resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased 0.7 million and 0.6 million compared to the three and nine months ended September 30, 2004, respectively, while average PeoplePC access subscribers increased 0.4 million for both periods. The decreases in average narrowband subscribers were primarily due to the migration of premium narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access.  We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our average monthly churn rates for our narrowband services were 5.5% and 5.6% during the three months ended September 30, 2004 and 2005, respectively, and 5.2% and 5.5% during the nine months ended September 30, 2004 and 2005, respectively.  The increases in churn rates from the three and nine months ended September 30, 2004 was due to the high level of gross subscriber additions and significant growth over the past several quarters associated with PeoplePC access services, whose customers tend to have a higher rate of churn during their initial months of service, and an increase in premium narrowband customers migrating to broadband services as broadband retail prices continue to decline. If churn rates continue to be at or above the rates experienced during the three and nine months ended September 30, 2005, our narrowband subscriber base may decrease at an accelerated rate.  We continue to implement plans to address churn, including adding new features such as spamBlocker, acceleration-related applications, Pop-Up Blockersm and ScamBlocker™ to enhance our service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn rates may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite and dedicated circuit services; installation fees;

termination fees; and fees for equipment. Broadband revenues increased 4% to $109.3 million and 5% to $330.4 million during the three and nine months ended September 30, 2005, respectively,  compared to the prior year periods. The increases were due to a higher average number of broadband subscribers, from 1.2 million during the three and nine months ended September 30, 2004 to 1.5 million during the three and nine months ended September 30, 2005.  The increases in average subscribers were due to continued growth in the market for broadband access and our efforts to promote broadband services. The increases in average subscribers were partially offset by decreases of 15% in broadband ARPU during the three and nine months ended September 30, 2005 compared to the prior year periods.

The following table summarizes broadband subscriber activity during the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Subscribers at beginning of period	1,206,000	1,495,000	1,061,000	1,364,000
Gross organic subscriber additions	175,000	153,000	484,000	466,000
Narrowband subscribers converted (from) to our broadband services, net	(7,000)	23,000	(3,000)	66,000
Churn	(94,000)	(127,000)	(262,000)	(352,000)
Subscribers at end of period	1,280,000	1,544,000	1,280,000	1,544,000

Broadband ARPU declined due primarily to lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers. Also contributing to the decreases in broadband ARPU was a shift in the mix of our broadband subscriber base from retail services to wholesale services.  The shift in the mix of our broadband customer base was attributable to growing our wholesale DSL customer base at a faster rate over the past year than our retail customer base.

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

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 15% to $9.9 million and 14% to $31.1 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods. These decreases were due to decreases in average web hosting accounts and decreases in ARPU. Average web hosting accounts declined 12% during the three and nine months ended September 30, 2005 compared to the prior year periods, and ARPU declined 3% during the three and nine months ended September 30, 2005 compared to the prior year periods.

Advertising and other value-added services revenues

Advertising and other value-added services revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services. Advertising and other value-added services revenues also include revenues from certain ancillary services sold as add-on features to our Internet services, such as email storage and security products.

Advertising and other value-added services revenues increased 62% to $16.5 million and 56% to $45.5 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods due primarily to increased search advertising revenues. Also contributing to the increases were increases of $2.1 million and $6.3 million in ancillary services revenues during the three and nine months ended September 30, 2005 compared to the prior year periods, respectively.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees and network equipment costs incurred to provide our Internet access services.  Telecommunications service and equipment costs also include the cost of Internet appliances sold.  Telecommunications service and equipment costs decreased 13% from $103.7 million during the three months ended September 30, 2004 to $90.2 million during the three months ended September 30, 2005, and decreased as a percentage of total revenues from 30.1% to 28.4%.  Telecommunications service and equipment costs decreased 15% from $329.4 million during the nine months ended September 30, 2004 to $279.0 million during the nine months ended September 30, 2005, and decreased as a percentage of total revenues from 31.5% to 28.5%.The decreases in telecommunications service and equipment costs were due to decreases of 13% and 16% in average monthly telecommunications service and equipment costs per subscriber during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods.

The decreases in average monthly costs per subscriber were primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Also contributing to the decreases was the transfer of wireless operations to the Helio joint venture effective March 24, 2005, because the wireless operations generally had average telecommunications service and equipment costs per subscriber that exceeded EarthLink’s overall average.  In addition, depreciation expense decreased $1.7 million and $6.4 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods due to network-related assets becoming fully depreciated and lower capital expenditures in recent years.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 24% of total subscribers as of September 30, 2004 to 29% of total subscribers as of September 30, 2005, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues through the remainder of 2005 even with the continued decline of higher margin premium narrowband subscribers and revenues.  Beyond 2005, telecommunications and equipment costs as a percentage of revenue may increase as a result of the expected continuing growth of broadband as a percentage of our total business.

Our principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Qwest Corporation, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

In July 2005, we extended our contract with Comcast Corporation through December 2005. In September 2005, we amended our DSL agreement with Verizon to reduce our wholesale broadband access cost per subscriber and extend the contract expiration to December 2007.

In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business and competition among telecommunications providers. However, the intensity of competition and wholesale telecommunications pricing, which have benefited us, have caused some telecommunications companies to experience financial difficulty. Our prospects for maintaining or further improving telecommunications costs could be negatively affected if one or more of our key telecommunications providers were to experience serious enough difficulties to impact service availability, or if telecommunications bankruptcies generally reduced the level of competition among telecommunications providers.

Cost of revenues also includes the costs of sales incentives.  We frequently offer sales incentives such as free Internet access on a trial basis, modems and starter kits as introductory offers, and sales incentives includes the costs of the services and the hardware provided to customers as sales incentives.  Sales incentives increased slightly from the three months ended September 30, 2004 to the three months ended September 30, 2005, but decreased 13% to $6.7 million during the nine months ended September 30, 2005 compared to the prior year periods primarily due to a shift in emphasis from sales incentives to reduced price introductory offers to attract new subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased 16% to $92.7 million during the three months ended September 30, 2005 and decreased 7% to $291.2 million during the nine months ended September 30, 2005 compared to the prior year periods. The decreases were primarily due to declines in amounts payable to our distribution partners as a result of declines in gross subscriber additions. Additionally, sales and marketing expenses associated with our wireless services declined due to the transfer of wireless operations to the Helio joint venture effective March 24, 2005. Contributing to the decrease for the nine months ended September 30, 2005 was a decline in our telemarketing sales expenses, which were favorably impacted by the closing of four contact centers during the first quarter of 2004. These decreases were partially offset by an increase in our sales and marketing expenses for PeoplePC and broadband services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses decreased 4% from $60.3 million during the three months ended September 30, 2004 to $57.8 million during the three months ended September 30, 2005, and 8% from $194.7 million during the nine months ended September 30, 2004 to $178.7 million during the nine months ended September 30, 2005. The decreases were primarily due to decreases in outsourcing costs resulting from lower rates from service providers. Contributing to the decrease for the nine month period was decreased personnel and occupancy related costs resulting from the contact center closings completed during the first quarter of 2004.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased from $24.1 million during the three months ended September 30, 2004 to $26.9 million during the three months ended September 30, 2005, and increased from $78.4 million during the nine months ended September 30, 2004 to $82.3 million during the nine months ended September 30, 2005. These increases were primarily due to state sales tax refunds received during the three and nine months ended September 30, 2004 and an increase in legal fees during the 2005 periods. Also contributing to the increase in general and administrative expenses during the nine months ended September 30, 2005 was increased professional and investment advisor fees resulting from the formation of the Helio joint venture.  These increases were partially offset by decreases in bad debt and payment processing expenses and depreciation expense.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs.  Generally, such definite life intangible assets are amortized on a straight-line basis over three years from the date of their respective acquisitions. Acquisition-related amortization decreased 42% from $4.9 million during the three months ended September 30, 2004 to $2.8 million during the three months ended September 30, 2005, and decreased 50% from $19.4 million during the nine months ended September 30, 2004 to $9.7 million during the nine months ended September 30, 2005. These decreases were the result of several subscriber base assets becoming fully amortized over the past year and a decrease in subscriber base acquisitions in recent years.

Facility exit and restructuring costs

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

We evaluate and adjust our estimates for facility exit costs as events occur and record such adjustments as facility exit costs. During the nine months ended September 30, 2004, we reduced facility exit costs by $1.2 million, primarily due to reducing our estimates for costs associated with our real estate commitments, partially offset by additional severance and losses on disposals of fixed assets. As a result of the 2004 Plan and the subsequent changes in estimates to the liabilities recorded for our contact center restructurings, we recorded facility exit costs of $29.0 million during the nine months ended September 30, 2004.

During the three months ended September 30, 2005, we executed plans to further streamline operations by outsourcing certain contact center and credit and collections activities (the “2005 Plans”). Approximately 227 employees were directly impacted. As a result of the 2005 Plans, we recorded restructuring costs of $1.3 million for severance and personnel related costs.

During the nine months ended September 30, 2005, we increased our estimate for real estate commitments associated with the 2004 Plan by $0.7 million, primarily associated with estimates of operating expenses for various facilities. As a result of the 2005 Plans and the subsequent changes in estimates to the liabilities recorded for our contact center restructurings, we recorded facility exit and restructuring costs of $2.0 million during the nine months ended September 30, 2005.

Gain (loss) on investments in other companies, net

During the three months ended June 30, 2005, we received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”).  In applying the cost method, we recorded $0.7 million as a return of our investment based on the carrying value of the investment, and the gain of $3.3 million was included in gain  (loss) on investments in other companies, net. Gain (loss) on investments in other companies, net, of $2.4 million during the nine months ended September 30, 2005 also included an impairment loss of $0.9 million on certain of our investments in other companies as a result of declines in fair value that were considered to be other-than- temporary.

Gain (loss) on investments in other companies, net, during the three and nine months ended September 30, 2004 included an impairment loss of $0.7 million on certain of our investments in other companies as a result of declines in fair value that were considered to be other-than-temporary.

Except with respect to Helio, we do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested. We are not the primary beneficiary for any of the companies in which we have invested. Accordingly, we use the cost method to account for our investments in other companies and use the equity method to account for our investment in Helio.

Net losses of equity affiliate

We account for our investment in Helio under the equity method of accounting because we can exert significant influence over Helio’s operating and financial policies. Accordingly, we record our proportionate share of Helio’s net losses. These losses are partially offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to Helio and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the three and nine months ended September 30, 2005 included $6.1 million and $10.2 million, respectively, of our proportionate share of Helio’s net losses for the periods, offset by $1.5 million and $3.3 million, respectively, associated with recognizing the difference between the carrying value and fair value of assets contributed.

Interest income and other, net

Interest income and other, net, increased $1.8 million and $4.9 million during the three and nine months ended September 30, 2005, respectively, compared to the prior year periods due to increases in investment yields, partially offset by decreases in our average cash and marketable securities balances. Our weighted average investment yields increased from approximately 1.7% and 1.4% during the three and nine months ended September 30, 2004, respectively, to approximately 3.3% and 2.8% during the three and nine months ended September 30, 2005, respectively, as the U.S. Federal Reserve Bank has increased interest rates.  Our average cash and marketable securities balance decreased from $515.7 million during the three months ended September 30, 2004 to $415.3 million during the three months ended September 30, 2005, and from $502.2 million during the nine months ended September 30, 2004 to $455.9 million during the nine months ended September 30, 2005.

Provision for income taxes

The provision for income taxes during the three and nine months ended September 30, 2005 consisted of $1.0 million and $2.2 million, respectively, of state income taxes due and a valuation allowance of $0.7 million and $2.2 million, respectively, established for federal and state alternative minimum tax (“AMT”) amounts due which may be used to offset tax due in future periods.  The provision for income taxes during the three and nine months ended September 30, 2005 also included non-cash, deferred tax provisions of $3.7 million and $14.4 million, respectively, associated with the utilization of net operating loss carryforwards (“NOLs”) which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.  The increase in the tax provision for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was primarily due to the realization of NOLs of acquired companies and the mix of organic and acquired NOLs realized, because the realization of NOLs of acquired companies results in non-cash, deferred income tax expense.

The provision for income taxes during the three and nine months ended September 30, 2004 consisted of $1.1 million and $1.8 million, respectively, established for federal and state AMT amounts due.

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

Liquidity and Capital Resources

Cash flows for the nine months ended September 30, 2005

Our operating activities provided cash of $160.7 million during the nine months ended September 30, 2005, which primarily consisted of net income of $113.6 million adjusted for non-cash items of $56.5 million and partially offset by cash used for working capital of $9.4 million. Non-cash items primarily included deferred income taxes, depreciation and amortization relating to our network, facilities and intangible assets, and net losses of equity affiliate. Working capital activities consisted of a $17.2 million decrease in accounts payable, accrued liabilities and deferred revenue; a $2.7 million increase in accounts receivable, net; and a $10.4 million decrease in prepaid expenses and other assets.

Our investing activities provided cash of $8.6 million during the nine months ended September 30, 2005.  This was primarily due to $127.9 million provided by sales and maturities of investments in marketable securities, net of purchases of investments in marketable securities.  This was partially offset by $81.7 million of investments in and net advances from Helio. Additionally, we used cash of $26.7 million for capital expenditures, primarily associated with network and technology center related projects; $9.2 million in acquiring the assets of Aluria; and $4.8 million for purchases of subscriber bases from ISPs.

Our financing activities used cash of $171.8 million during the nine months ended September 30, 2005, primarily due to the repurchase of 19.5 million shares of EarthLink common stock pursuant to our share repurchase program for $181.3 million.  This was partially offset by the receipt of $9.6 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan, which was terminated in January 2005.

Other

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of September 30, 2005, we had approximately $216.4 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $141.0 million and $43.5 million, respectively.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date as well as asset-backed, auction rate securities, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

In March 2005, we completed the formation of Helio, a joint venture with SKT, to market wireless voice and data services in the U.S. Pursuant to Helio’s Contribution and Formation Agreement, we invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including customers, contractual arrangements and agreements to prospectively market Helio’s services. Pursuant to the Contribution and Formation Agreement, we invested $39.0 million of cash in August 2005, and are committed to invest an additional $98.0 million of cash in Helio at various dates through August 2007. We expect our commitment to invest additional cash in Helio will adversely affect our cash position.

We expect to continue to use cash to pay real estate obligations associated with facilities closed in restructuring our contact center operations. We also expect to continue to use cash to repurchase shares of our common stock.

We are using cash and expect to continue to use cash to invest in growth initiatives, such as wireline voice services and wireless broadband services. We may use a portion of our cash to acquire or invest in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that complement ours, among other potential opportunities. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure.  Our cash requirements depend on numerous factors, including the rate of market acceptance of our and Helio’s services, the rate at which we invest in growth initiatives, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our sales and marketing programs, and general economic developments.

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

Income taxes

We continue to maintain a valuation allowance against our deferred tax assets of approximately $317.7 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Share repurchase program

As of October 31, 2005, we have used approximately $365.4 million pursuant to our share repurchase program and have $184.6 million available to purchase common stock.  We may repurchase our common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Related Party Transactions

EarthLink and Helio have entered into a services agreement pursuant to which EarthLink provides to Helio facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to Helio enables Helio to more quickly and cost effectively launch its business than if it were to purchase these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that Helio will pay to EarthLink will depend on the extent to which Helio utilizes EarthLink’s services. During the three and nine months ended September 30, 2005, fees received for services provided to Helio were $1.0 million and $2.4 million, respectively.

We market Helio’s products and services, and during the three and nine months ended September 30, 2005, we generated revenues of $0.1 million and $0.2 million, respectively, associated with marketing Helio’s services.

We also purchase wireless Internet access devices and services from Helio, and fees paid for products and services received from Helio during the three and nine months ended September 30, 2005 were $0.3 million and $0.7 million, respectively.

As of September 30, 2005, we had accounts receivable from Helio of approximately $0.2 million and accounts payable to Helio of approximately $0.4 million.

During the three months ended June 30, 2005, we received a $4.0 million cash distribution as a result of our investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not be able to successfully implement our broadband strategy which would materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (2) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and wireline communications services, including our various voice and municipal broadband network initiatives; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as we anticipate; (6) that the continued decline of our narrowband revenues may adversely affect us; (7) that we may experience significant fluctuations in our operating results and rate of growth and we may not be able to sustain profitability; (8) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (9) that we may be unable to maintain or increase our customer levels if we do not have uninterrupted and reasonably priced access to local and long distance telecommunications systems for delivering dial-up and/or broadband access, including, specifically, that integrated local exchange carriers and cable companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market, especially as a result of the recent U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (10) that service interruptions or impediments could harm our business; (11) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (12) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (13) that government regulations could force us to change our business practices; (14) that we may not realize the benefits we are seeking from the Helio joint venture transaction or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (15) that our third-party providers for technical and customer support and billing services may be unable to provide these services on an economical or consistent basis or at all; (16) that if we are unable to successfully defend against legal actions, we could face substantial liabilities; (17) that we may be unable to continually develop effective business systems, processes and personnel to support our business; (18) that we may be unable to hire and retain qualified personnel, including our key executive officers; (19) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; (20) that our stock price has been volatile historically and may continue to be volatile; and (21) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held our investments until maturity or until the reauction date, and as a result, we receive interest and principal amounts pursuant to the underlying arrangements. To further mitigate risk, we maintain our portfolio of cash equivalents and investments in a variety of securities.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the Condensed Consolidated Statements of Operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of September 30, 2005. The following table summarizes our investments by security type as of December 31, 2004 and September 30, 2005:

	As of December 31, 2004		As of September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Asset-backed (including auction rate) securities	$117,449	$117,406	$43,958	$52,245
U.S. corporate notes	45,057	44,964	28,292	28,288
Government agency notes	150,394	149,690	114,009	113,576
Commercial paper	—	—	120,504	120,470
	$312,900	$312,060	$306,763	$306,279

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004 and September 30, 2005. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2004		As of September 30, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$—	$—	$121,777	$121,777
Weighted average interest rate	—		3.7%
Weighted average maturity (mos.)	—		0.8

Included in short-term marketable securities	$254,220	$253,572	$141,342	$141,008
Weighted average interest rate	2.1%		3.3%
Weighted average maturity (mos.)*	3.7		3.4

Included in long-term marketable securities	$58,680	$58,488	$43,644	$43,494
Weighted average interest rate	2.5%		3.7%
Weighted average maturity (mos.)	19.5		20.3

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

EarthLink, Inc. (“EarthLink”) is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2005 are as follows:

2005	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	2,036	$9.05	2,036	$220,251
August 1 through August 31	1,694	9.18	1,694	204,693
September 1 through September 30	1,250	10.04	1,250	192,138
Total	4,980		4,980

(1) In August 2002, the Board of Directors approved a share repurchase program (“Repurchase Program”).  Since the inception of the Repurchase Program, the Board of Directors has authorized a total of $550.0 million for the repurchase of EarthLink’s common stock, of which approximately $192.1 million remains available as of September 30, 2005.  EarthLink may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

In May 2005, the Board of Directors approved repurchasing EarthLink common stock pursuant to a new plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, that became effective in July 2005.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

(a)	Exhibits. The following exhibits are filed as part of this report:

	10.1	Form of Incentive Stock Option Agreement.

	10.2	Form of Nonqualified Stock Option Agreement.

	10.3	Form of Performance Accelerated Nonqualified Stock Option Agreement.

	10.4	Form of Restricted Stock Unit Agreement.

	10.5	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.

	10.6	Form of Restricted Stock Unit Agreement for Nonemployee Directors.

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	November 9, 2005	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	November 9, 2005	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)