Form 10-K
period 2005-12-31
EARTHLINK INC
filed 2006-03-16
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2005 was $1,137.7 million.

As of February 28, 2006, 131,537,626 shares of common stock were outstanding.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders expected to be held on May 2, 2006 are incorporated by reference in Part II and in Part III of this Form 10-K.

EARTHLINK, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its targets and goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A of Part I and under “Safe Harbor Statement” in Item 7 of Part II.

PART I

Item 1.                        Business.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are narrowband Internet access services, including premium and value-priced access services; broadband or high-speed Internet access services; web hosting; and advertising and related services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint. We are evolving into a total communications provider by expanding our portfolio of service offerings to include IP-based voice services and municipal wireless broadband services, among others.

In March 2005, we completed the formation of HELIO, a joint venture with SK Telecom Co., Ltd. (“SK Telecom”) that offers wireless voice and data services to individual and business customers nationwide. Our investment in HELIO allows us the opportunity to expand and further diversify the markets in which we operate to include the growing voice and data services segment of the wireless market.

Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Business Strategy

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; expanding into new growth markets, such as Voice over Internet Protocol (“VoIP”) services, alternative broadband services and wireless voice and data services; marketing high quality, differentiated products and services; and improving or maintaining operating margins on our existing service offerings to fund growth initiatives.

Focus on organic subscriber growth

Broadband, or high-speed, access is growing, and the estimated number of households with broadband access grew from 29 million at the end of 2004 to 38 million at the end of 2005, equaling the number of households with dial-up connections during 2005. We provide high-speed Internet access services in markets throughout the U.S., and as of December 31, 2005, we had approximately 1.6 million broadband subscribers. We have established a national broadband footprint via multiple wholesale vendors, enabling us to offer digital subscriber line (“DSL”), cable and/or satellite broadband services in multiple markets throughout the U.S. We will continue our efforts to expand our broadband footprint by pursuing new partnerships and relationships with wholesale broadband providers. We continue to explore, evaluate, research and test the commercial feasibility of emerging alternative broadband access technologies, including power line and other non-terrestrial based means of access, to maintain and expand our broadband footprint and/or deliver broadband services more cost effectively. During 2006, the market for broadband access is expected to continue to grow, and we expect to continue our marketing efforts to grow our broadband customer base.

The market for value-priced narrowband access services has grown over the past several years by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. We provide value-priced Internet access services through our PeoplePC Online offering. Continued declines in telecommunications costs have allowed companies to begin offering Internet access services with limited functionality and support services at comparatively lower prices. We have grown our value-priced narrowband subscriber base with the PeoplePC Online offering from 0.9 million subscribers as of December 31, 2004 to 1.2 million subscribers as of December 31, 2005. We anticipate the market for value-priced narrowband access will continue to grow, and we expect to continue to devote sales and marketing resources to market the PeoplePC Online offering to increase our value-priced narrowband customer base.

Expand into new growth markets

A growing part of our strategy is to become a total communications provider by introducing new products and services to enhance our competitive position and generate additional revenues and profits. The Internet access market is characterized by intense competition and changing industry standards. In order to be successful, we must adapt to the ever changing competitive, legal and regulatory environments to deliver compelling, competitive and useful services to consumers and businesses. Since the inception of our business, we have expanded from a traditional dial-up service provider to a provider of broadband access services, value-priced access services and wireless access services. We are currently focused on wireless voice and data services, IP-based voice services, wireless broadband services and small and medium enterprise (“SME”) solutions.

Wireless voice and data.   In March 2005, we completed the formation of HELIO, a joint venture with SK Telecom. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO’s management team is developing an infrastructure and various applications to support its wireless voice and data service offerings, which will target 18- to 35-year-olds and be focused largely on mobile content. In February 2006, HELIO entered into an exclusive partnership with the social-networking site MySpace.com, which will integrate the online service into HELIO’s wireless service. HELIO expects to launch its first two handheld devices in the spring of 2006, which will be based on products SK Telecom offers in Korea. In addition, we expect to bundle HELIO’s services with our core access services to create a bundled offering for consumers and businesses.

IP-based voice.   At the end of 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM, a competitive alternative to traditional telephone service, which is available to EarthLink and non-EarthLink high-speed Internet access subscribers and includes enhanced calling features like voicemail, call waiting, caller ID and call forwarding. In late 2005 and early 2006, we introduced EarthLink DSL and Home Phone Service as part of a market trial in Dallas, Texas; San Francisco, California; San Jose, California; and Seattle, Washington, which gives us the ability to bundle phone service with high-speed Internet access.

We are in the process of marketing our newly launched voice services and will continue our marketing efforts to promote these services during 2006. We also expect to launch EarthLink DSL and Home Phone Service in additional markets, and we expect to continue to evaluate, develop and launch new advanced voice service offerings and features.

Wireless broadband.   During 2005, we were selected by the cities of Philadelphia, Pennsylvania and Anaheim, California to develop and implement city-wide municipal wireless broadband networks and offer high-speed public Internet access to residents, visitors and businesses. During 2006, we expect to begin offering our suite of products utilizing the wireless broadband networks, which will include residential high-speed service, wholesale services for other providers and occasional use services. In addition, we expect to leverage our wireless broadband network to offer voice services and value-added services.

We are actively pursuing additional similar arrangements with other municipalities. These municipal wireless initiatives are part of our efforts to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. In 2006, we expect to expand our wireless broadband footprint and grow our wireless broadband subscriber base to increase revenues.

SME solutions.   In December 2005, we entered into an agreement to acquire New Edge Holding Company (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge will enable us to expand our business in the growing small and medium sized business market. Upon completion of the acquisition, we expect to build upon our existing portfolio of SME products, including web hosting, security and VoIP services, and we expect to expand into new growth markets, such as Virtual Private Networks (VPN), wide area networking and wholesale solutions.

Market high quality, differentiated products and services

We continue to focus significant resources on attracting and retaining subscribers by providing them with fast and reliable access to the Internet through a variety of platforms and services. We are focused on deploying products and services that enhance customers’ Internet experiences, such as spamBlocker, Pop-Up BlockerSM, EarthLink Spyware BlockerSM, TotalAccess® with Parental Controls (including the EarthLink Kid Patrol Browser), Virus BlockerSM, ScamBlockerTM, EarthLink Protection Control Center, web browsing acceleration-related applications for value-priced and premium narrowband subscribers and various security products. In addition, we provide a customizable Personal Start PageTM that lets subscribers create their own launch point to the Internet. As a result, subscribers can search, organize, shop and communicate—via email, chat or Instant Messaging—all from one convenient location. We also offer premium services such as Internet call waiting, email-by-phone, additional email storage or email addresses, gaming, music downloads and a photo center. We are devoted to delivering innovative products, services and applications that customers can use to enhance their Internet experiences and believe customer adoption of these innovative tools improves customer loyalty and reduces churn.

We have always been committed to delivering high-quality customer service and technical support and have been recognized by several industry publications and groups as a leader in providing excellent customer service, including the highest ranking in customer satisfaction according to PC World magazine’s ISP Satisfaction Survey. We believe that a high level of customer satisfaction allows us to compete more effectively. We focus on the customer relationship in an effort to increase loyalty and reduce churn.

Improve or maintain operating margins on our existing service offerings to fund growth initiatives

We are focused on delivering our existing services more cost effectively by capitalizing on the continuing decline in telecommunications costs, leveraging the benefits of scale throughout our business, reducing and more efficiently handling the number of calls to contact centers, exploring cost effective outsourcing opportunities and streamlining our internal processes and operations. We leverage our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing our network to increase its efficiency. We are also focused on improving our marketing effectiveness and utilizing cost effective distribution channels.

During the past three years, we implemented plans to close and streamline contact center facilities to reduce overall costs, and we realized reduced costs as a result of completing these plans. We will continue to manage operating expenses, devoting resources to evaluate the cost structure of our business, and we intend to leverage our infrastructure as we seek to expand our service offerings.

Service Offerings

Our primary service offerings include narrowband Internet access, including premium and value-priced dial-up access over traditional telephone lines; high-speed or broadband access via DSL, cable, satellite and dedicated circuits; advertising and other value-added services; and web hosting. We began offering IP-based voice services during 2005. We derive substantially all revenues from services and related fees, and such amounts represented 99% of total revenues for the year ended December 31, 2005. The remaining revenues related to sales of equipment and devices used by our customers to access our services.

Narrowband access

Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access; activation fees; early termination fees; usage fees; equipment revenues associated with selling Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. We had approximately 3.6 million narrowband subscribers as of December 31, 2005. For the year ended December 31, 2005, narrowband access revenues were $742.8 million, or 58% of total revenues.

We expect to grow our PeoplePC Online narrowband subscriber base and revenues during 2006, and we expect declines in our premium narrowband subscriber base and revenues during 2006. We also anticipate continued differentiation of narrowband access and related services, particularly in the pricing of services and the types of applications and support included in the service offerings, each designed to meet the needs of customers.

Broadband access

Broadband access revenues consist of monthly fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and equipment revenues associated with the sale of modems and other access devices to our subscribers. We had approximately 1.6 million broadband subscribers as of December 31, 2005. For the year ended December 31, 2005, broadband access revenues were $441.7 million, or 34% of total revenues.

We expect to grow our broadband access subscriber base and revenues during 2006 as the market for broadband services continues to increase and as we continue our efforts to expand the variety of access methods we use to deliver broadband services.

Advertising and other value-added services

We generate advertising and other value-added services revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our properties; commissions received from partners for the sale of partners’ services to our subscribers; sales of advertising on our various online properties, such as the Personal Start Page; and fees associated with services which are incremental to our Internet access services, such as mail storage and security. For the year ended December 31, 2005, advertising and other value-added services revenues were $64.9 million, or 5% of total revenues.

In 2006, we expect to increase our advertising and other value-added services revenues without negatively impacting the customer experience through overly-intrusive advertising techniques. To do this, we will seek to increase the EarthLink start page utilization, seek partnerships to increase search traffic and revenues from non-access customers, and offer new services, among other efforts.

Web hosting

We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence. We had approximately 127,000 web hosting accounts as of December 31, 2005. For the year ended December 31, 2005, web hosting revenues were $40.7 million, or 3% of total revenues.

VoIP service

In October 2005, we began offering EarthLink trueVoice, a competitive alternative to traditional phone service, to EarthLink and non-EarthLink high-speed Internet access subscribers. EarthLink trueVoice uses VoIP technology, which enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP revenues consist of monthly fees charged to customers for our telephone service plans, activation fees, equipment fees, usage fees and fees for enhanced calling services. For the year ended December 31, 2005, VoIP service revenues and subscribers were not significant.

Marketing Channels

Our sales and marketing efforts consist of the following programs:

Advertising.   We advertise our services in print, billboard, electronic and broadcast media. We utilize various campaigns which may include national and regional television, radio, print and Internet ads. Our campaigns may also include sponsorships of various community programs and sporting events.

Direct Marketing.   We promote our services directly to customers in the form of direct mail offers, which generally advertise a free or discounted trial period to incent consumers to sign-up for our services, and through promotional inserts in packages, periodicals and newspapers.

Original Equipment Manufacturers.   We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. Our hardware and software manufacturing partners include, among numerous others, Dell Inc. (“Dell”) and Hewlett Packard.

Sprint Partnership.   We have a relationship with Sprint Nextel Corporation (“Sprint”) in which Sprint purchases wholesale narrowband and broadband services from us for resale. During the year ended December 31, 2005, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions.

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

Customer Service and Technical Support

We believe reliable customer service and technical support are critical to attracting new and retaining existing customers. We provide the following services for our premium-priced narrowband and broadband Internet access subscribers:

•       toll-free, live telephone assistance available seven days a week, 24 hours a day;

•       email-based and live chat assistance available seven days a week, 24 hours a day;

•       help sites and Internet guide files on the EarthLink web site; and

•       printed reference material.

For our PeoplePC Online access services, we provide free email-based customer support and technical assistance seven days a week, 24 hours a day. We also offer free sign-up and software installation support via telephone seven days a week, 24 hours a day, and we offer customer billing and cancellation assistance via telephone from 9:00AM – 9:00PM ET, seven days a week. We offer fee-based technical support via telephone for technical matters other than software installation seven days a week, 24 hours a day.

Technical Developments and Service Enhancements

Premium Narrowband and Broadband Subscribers

TotalAccess, our Internet access software offered to premium narrowband and broadband subscribers, provides tools and email features to enhance customers’ Internet experiences. Key features include the following applications and services at no additional charge:

•       Pop-Up Blocker.   Pop-Up Blocker is software designed to prevent advertising windows from appearing above (pop-up) or under (pop-under) a customer’s main browser window. Pop-Up Blocker lets subscribers choose whether or not they want to view pop-up ads and rich media (Macromedia Flash) ads.

•       spamBlocker.   spamBlocker is software that enables subscribers to eliminate virtually all junk email by invoking a ‘permission-based’ auto-response to spam and unrecognized email addresses.

•       Spyware Blocker.   Spyware installs on a computer without the user’s knowledge or permission and can corrupt the user’s hard drive, track online activities, steal personal information or allow strangers to access a user’s computer. EarthLink Spyware Blocker is software that disables all common forms of spyware found on a user’s computer and blocks new spyware before it installs.

•       ScamBlocker.   ScamBlocker is a consumer protection application designed to help protect Internet users from “phisher” site scams. Phisher scams trick consumers into giving personal information by mimicking legitimate corporate web sites.

•       EarthLink Accelerator.   EarthLink Accelerator enables faster surfing speeds by utilizing a web acceleration technology that reduces the size of web pages and page elements sent to customers’ browsers.

•       Virus Blocker.   Email is the most common way that computer viruses and other malicious software can infect a user’s computer. EarthLink Virus Blocker scans incoming email messages and attachments for viruses and other malicious code and removes them before they can cause infection.

•       Parental Controls.   EarthLink Parental Controls let parents choose how long, when and with whom their kids play on the Internet.

•       Protection Control Center.   EarthLink Protection Control Center is an integrated suite of protection and security features that provides a central location for customers to easily manage EarthLink AntiVirus, Spyware Blocker and EarthLink Firewall protection tools.

Other features of TotalAccess include a task panel that provides one-click access to the Internet, email and personal web space; automatic notification when newer versions of relevant software are available; improved email features; and enhanced search features powered by Google.

PeoplePC Online Subscribers

PeoplePC’s access software is distinct and separate from TotalAccess. The PeoplePC software uses Smart Dialer technology that allows customers to access the fastest and most reliable connection. PeoplePC’s access software also includes web accelerator technology, Internet call waiting, email virus protection, a pop-up blocker and spam filtering controls to enhance customers’ Internet experiences, all of which are similar to the functionality included in TotalAccess.

Non-Access Subscribers

Certain of our service enhancements and features are available to non-EarthLink subscribers. Free services include our customizable Personal Start Page, the EarthLink ToolbarTM and EarthLink email addresses with 100 megabytes of storage space. Fee-based services offered to non-EarthLink subscribers include our Protection Control Center, various security products and EarthLink trueVoice.

Network Infrastructure

We provide subscribers with Internet access through both EarthLink-managed facilities and third-party telecommunications service providers. Approximately 95% and 92% of the U.S. population can access our premium-priced and value-priced access services, respectively, through a local telephone call. We have developed, maintain and operate a network of approximately 12,000 access numbers and maintain additional access numbers for backup and other purposes. We maintain a leased backbone connecting 18 cities and our three technology centers. Our backbone is a networked loop of connections that we have acquired the right to use. Through a combination of backbone, peering and transit, our network is capable of supporting more than five gigabits per second of traffic at peak.

We have network service agreements with Level 3 Communications, Inc. (“Level 3”), MCI, Inc. (now Verizon Communications Inc., hereinafter “Verizon”), Qwest Corporation (“Qwest”) and other carriers to provide dial-up services. We have agreements with BellSouth Corporation (“BellSouth”), Covad Communications Group, Inc. (“Covad”), SBC Communications Inc. (now AT&T Inc., hereinafter “AT&T”), Qwest and Verizon that allow us to provide DSL services. We also have agreements with Time Warner Cable, Bright House Networks and Comcast Corporation (“Comcast”) that allow us to provide broadband services over each company’s cable network in substantially all Time Warner Cable and Bright House Networks markets and certain Comcast markets.

Regulatory Environment

Overview

The regulatory environment relating to our business and operations is evolving. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do or could affect our business. Significant areas of regulation for our business include general telecommunications industry regulation, broadband regulation and Internet taxation.

Telecommunications Regulation

ISPs. Neither the Federal Communications Commission (“FCC”) nor any other governmental agency directly regulates ISPs, which are classified as providers of unregulated “information services” rather than regulated “telecommunications services” under the Communications Act. Accordingly, most regulations which apply to telephone companies and other common carriers do not apply to us. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. However, we are permitted to bill our customers to recover universal service fees passed through to us by our telecommunications vendors.

The classification of Internet access services as “information services” generally precludes states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations. While some state commissions may continue to review potential regulation of these services, and their legal authority and ability to do so is unlikely, Internet-related regulatory policies are continuing to develop, and it is possible that we could be subject to regulation in the future.

We could also be affected by any change in the ability of customers to reach our network through dial-up telephone connections without any additional charges. The FCC has ruled that ISPs are not subject to payment of interstate interexchange access charges that apply to telecommunications carriers that use the local network. Local telephone companies typically assess charges on long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Were there to be a regulatory change that would result in the imposition of access charges, it would adversely affect us because this would substantially increase our cost of providing ISP services.

VoIP.   The current regulatory environment for VoIP services is still unclear. Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by ISPs, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation. The FCC has not yet ruled on whether VoIP services are “telecommunications services” or “information services.”  A determination that the services constitute “telecommunications services” could adversely affect us if the ruling results in additional regulation. The FCC has already ruled that VoIP services are exclusively interstate and has barred the states from regulation. The FCC’s interstate ruling has been appealed in federal appellate court, and if the FCC’s decision were reversed or remanded, it could adversely affect the provision of VoIP services by allowing state regulation.

The FCC has also begun to assert regulatory authority over VoIP providers and is continuing to evaluate how VoIP will be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, some rulings are limited to individual companies or categories of service. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephone services. It is possible that Congress and state legislatures, as well as the FCC, will seek to impose increased fees and administrative and regulatory burdens on VoIP providers that could adversely affect VoIP services. The FCC has already required VoIP providers to meet certain emergency service requirements (such as “E911”) that require VoIP providers to provide E911 capability to nomadic VoIP services. The FCC may impose additional E911 requirements that could result in substantial costs incurred by VoIP providers depending upon technical capability requirements. The FCC is also considering imposing disability access requirements, consumer protection requirements, number assignment and portability requirements, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication.

Broadband Access

Broadband service access.   We purchase last mile broadband access service from incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”) and cable providers. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs were previously required to make DSL-based broadband access service available on a non-discriminatory basis to ISPs like us. However, an FCC order published in September 2005 reclassified wireline broadband DSL services as information services and eliminated the FCC’s long-standing regulated access requirements. The FCC decision provides for a one-year transition period ending in November 2006 for ISPs and others to negotiate access arrangements with ILECs that no longer choose to offer wholesale broadband transmission services on a regulated basis. Our existing contracts with the ILECs are not affected by this order. However, these newly adopted policies may affect our ability to extend or renew our current contracts with the ILECs at the same terms and conditions and could adversely affect our ability to serve customers with DSL-based broadband access if we are unable to enter into acceptable agreements.

Cable providers have generally resisted granting us wholesale access to their networks to provide high-speed access services and have generally not been required by law to make access available to ISPs like us. In June 2005, the U.S. Supreme Court held that the FCC’s conclusion that cable modem service is an end-to-end unregulated “information service” is a reasonable interpretation of the Communications Act. Cable operators are thus not required to make last mile access available to ISPs on a non-discriminatory basis. The U.S. Supreme Court noted the FCC has jurisdiction to require nondiscriminatory access and the FCC has a proceeding to consider whether it should do so. The U.S. Supreme Court decision does not impact our existing agreements with cable wholesale broadband providers because contracts such as our agreement with Time Warner Cable are not predicated on regulated access. Time Warner Cable makes last mile access available to us and other ISPs as a condition of the AOL-Time Warner merger, and after taking over six of Time Warner Cable’s markets, Bright House Networks continues to make access available to us. We also offer broadband Internet access over Comcast’s cable network to customers in the Seattle and Boston area markets.

While the long-term implications of the U.S. Supreme Court decision and the FCC’s decisions are not certain, they may adversely affect our ability to execute our broadband strategy, our ability to sustain or grow our broadband access customer base and revenues, and our profitability. We will continue our efforts to partner with wholesale broadband providers, including cable providers, ILECs, CLECs and wireless providers, to expand our broadband footprint and the various technologies we can use in various markets to deliver our broadband services. To this end, we are attempting to gain access to a larger number of cable systems over which we can offer our services and to demonstrate our ability to deliver meaningful volumes of customers to our DSL and cable providers by continuing to actively grow our retail broadband subscriber base. We continue to evaluate the commercial feasibility of emerging alternative broadband access technologies, including broadband over power lines and other technologies, to gain further wholesale broadband access in order to create greater retail broadband competition. We will also continue to offer products, features and services which enhance customers’ online experiences and thus create consumer demand.

Wholesale network access.   In August 2003, the FCC issued its UNE Triennial Review Order which, among other things, eliminated line sharing over a three-year transition period. Line sharing allowed CLECs such as Covad to purchase the High Frequency Portion of the Loop (“HFPL”) from an ILEC for less than the cost of purchasing an entire line. Purchasing the HFPL as a separate Unbundled Network Element (“UNE”) allows Covad to offer wholesale DSL services to us on favorable rates and terms. Various parties, including Covad, appealed the FCC’s Order. In March 2004, the U.S. Court of Appeals for the District of Columbia (DC) Circuit overturned portions of the FCC’s Order but upheld the elimination of line sharing. The FCC voted on permanent rules regarding UNE availability in December 2004 and released its written order in February 2005, but this order did not address line sharing. We have a petition for reconsideration on line sharing still pending before the FCC.

One of our largest providers of wholesale broadband access is Covad, a CLEC. Covad has agreements with varying terms with many of the ILECs; however, if Covad is unable to continue to obtain reasonable line-sharing rates due to legal and regulatory proceedings or otherwise, its wholesale broadband access services may become uneconomic or it may cease selling wholesale broadband access services. In either event, we may be able to use other wholesale broadband providers’ networks to continue to provide retail broadband services. Such events may cause us to incur additional costs, to pay increased rates for wholesale broadband access services, to increase the retail prices of our broadband service offerings and/or to discontinue providing retail DSL services.

In addition, the FCC has determined that ILECs are not required to offer CLECs such as Covad unbundled fiber-based and hybrid fiber-based facilities, meaning that as the ILECs deploy fiber throughout their networks, access to those consumers could be limited. This decision has been appealed and the outcome of the appeal could mean that access to consumers served by fiber could be limited, adversely impacting our business in the event we are unable to reach agreements with carriers who have reached agreements with the ILECs for access to fiber-based network facilities.

Other.   In connection with the FCC’s approvals of the mergers of SBC Communications Inc. with AT&T Corp. and Verizon with MCI Inc., the FCC required the merged entities, as a condition of approval, to offer DSL service on a stand-alone basis without requiring in-region customers to also purchase circuit-switched voice telephone service. The FCC also required the merged companies to hold rates for certain unbundled network elements and special access services constant through 2008 and to agree to Internet neutrality principles that ensure consumer access to lawful Internet content, applications, services and devices. The availability of stand-alone DSL services provides us with another avenue to reach consumers. The adoption of enforceable net neutrality principles provides us with regulatory recourse in instances of discrimination.

Broadband Access Agreements

We have agreements with varying terms with all of our significant broadband network providers. Our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. The following table summarizes the expiration dates for these agreements:

	Contract Expiration
Broadband Network Provider	Month	Year
Covad Communications Group, Inc.	April	2006
Comcast Corporation	June	2006
Subsidiaries of AT&T, Inc.	August	2006
Time Warner Cable and Bright House Networks	December	2006
Verizon Communications Inc.	December	2007
Qwest Corporation	February	2008
BellSouth Corporation	December	2008

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

In December 2005, we extended our contract with Comcast through June 2006. In the event we are unable to renew or otherwise extend our contract with Comcast, we would have twelve months to solicit and transition our customers to other providers’ networks.

In February 2006, we extended our DSL agreement with BellSouth to provide DSL service to customers in BellSouth’s coverage area through the end of 2008.

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

Competition

Internet services.   We operate in the Internet services market, which is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Competition in the market for Internet access services is likely to continue increasing, and competition impacts the pricing of our services, sales and marketing costs to acquire new subscribers and the number of customers that discontinue using our services, or churn.

VoIP services.   The market for VoIP services is emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services we provide. Competitors for our VoIP services include established telecommunications and cable companies; Internet access companies including AOL, MSN and United Online; leading Internet companies including Yahoo!, eBay and Google; and companies that offer VoIP-based services as their primary business, such as Vonage.

Other services.   We compete for advertising revenues with major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Competition in the market for advertising services may impact the rates we charge.

While the personal web hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users.

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

Employees

As of December 31, 2005, we employed 1,732 permanent and temporary employees, including 381 sales and marketing personnel, 1,056 operations and customer support personnel and 295 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

Available Information

EarthLink files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet web site (http://www.earthlink.net) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as well as Section 16 reports filed on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet web site is not meant to be incorporated by reference into this Annual Report on Form 10-K.

We also provide a copy of our Annual Report on Form 10-K via mail, at no cost, upon receipt of a written request to the following address:

Investor Relations
EarthLink, Inc.
1375 Peachtree Street
Atlanta, GA 30309

Item 1A.                Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based communications services, including new products and services offered in connection with our voice and municipal broadband network initiatives.

The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on utilizing VoIP technologies to deliver voice services, developing security tools to enhance customers’ Internet experiences, and utilizing technologies to deploy wireless networks to deliver broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which would adversely affect our revenues and prospects for growth.

We have spent and will continue to spend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as VoIP services and wireless broadband services. We believe wireless and IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant investment. These investments would be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to add customers who generate recurring revenues. The operating models for these services are similar to the ISP operating model upon which we have based our current operations. Specifically, after developing an infrastructure to support the offering, we plan to invest in sales and marketing to add customers who generate recurring revenues, while incurring customer support and telecommunications costs to provide the services. Losses are expected to result in the early stages of these products’ life cycles until a sufficient amount of customers are added whose recurring revenues, net of recurring costs, more than offset sales and marketing expenses incurred to add additional customers.

Product development also involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services, such as VoIP and wireless broadband services, may have technological problems or may not be accepted by consumers. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities, the agreements, acquisitions and/or alliances may not be successful. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We may not realize the benefits we are seeking from our investments in the HELIO joint venture or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise.

We have made equity investments in several companies, including HELIO, a joint venture with SK Telecom that offers wireless voice and data services to consumers in the U.S. We invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million upon completing the formation of HELIO in March 2005, invested $39.0 million of cash in August 2005, invested $39.5 million of cash in February 2006 and have committed to invest additional cash of $58.5 million in HELIO at various dates through August 2007. We expect the financing of HELIO’s operations to adversely affect our cash position. In addition, we expect HELIO to continue to incur losses due to the start-up nature of its operations, and we include our proportionate share of the losses of HELIO in our statements of operations, which adversely affects our earnings and earnings per share. In addition, HELIO may not be successful in developing or implementing its wireless voice and data initiatives, and there can be no assurance that these initiatives will be commercially successful. This would adversely affect our financial position, results of operations and liquidity.

We continue to evaluate investment opportunities and may make investments in the future in companies that offer products and services that are complementary to our offerings and in companies that allow us to vertically integrate our business. The value of each of our investments is subject to general economic, technological and market trends, as well as to the operating and financial decisions of each company’s management team, all of which are outside of our control. In addition, these companies may not gain the expected number of customers and/or generate the expected level of revenues, and consequently, these companies may require additional funding, any of which could diminish the value of or dilute our investment. Our current and future investments in other companies, including our investment in the HELIO joint venture, may not provide the economic returns we are seeking and may lose value, which would materially, adversely affect our financial position, results of operations and liquidity.

Our service offerings may fail to be competitive with existing and new competitors.

Competition for Internet Services

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

•       national telecommunications companies, such as AT&T Inc. and Verizon;

•       regional Bell operating companies, such as BellSouth;

•       content companies, such as Yahoo! and Google Inc., who have expanded their service offerings;

•       cable television companies providing broadband access, including Comcast, Charter Communications, Inc. and Cox Communications, Inc.; and

•       utility and local and long distance telephone companies.

Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies continue to provide ISP services. Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage. The ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of these competitors, may enable them to offer services at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues and growth may be adversely affected.

As competition in the telecommunications market continues to intensify, competitors may continue to merge or form strategic alliances that would increase their ability to compete with us for subscribers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base.

Because we operate in a highly competitive environment, the number of subscribers we are able to add may decline, the cost of acquiring new subscribers through our own sales and marketing efforts may increase, and/or churn may increase. Increased churn rates indicate more customers are discontinuing services which results in a decrease in our customer base and adversely impacts revenues.

Competition in the Telephony Market

The market for VoIP services is emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services we provide. Competitors for our VoIP services include established telecommunications and cable companies; Internet access companies including AOL, MSN and United Online; leading Internet companies including Yahoo!, eBay and Google; and companies that offer VoIP-based services as their primary business, such as Vonage. In addition, some competitors, such as telecommunications carriers and cable providers, may be able to bundle services and products that we do not offer with VoIP telephony services. These services could include various forms of wireless communications, voice and data services, and video services. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. We can provide no assurance that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in subscribers or revenues.

Many of our current and potential competitors for VoIP services have longer operating histories, are substantially larger, and have greater financial, marketing, technical, and other resources. Many also have greater name recognition and a larger installed base of customers than us. Because of their greater resources, many current and potential competitors may be able to lower their prices substantially, which could eliminate our ability to offer price-competitive services. As a result, our VoIP customer base and revenues would be adversely affected.

Competition for Other Services

We compete for advertising revenues with major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial and sales and marketing resources than us. This may allow them to devote greater resources to the development, promotion and sale of advertising services.

The companies we compete with for Internet access subscribers also compete with us for subscribers to value-added services, such as email storage and security products. In certain cases, companies offer value-added services for free, and we can provide no assurance that our offerings will remain competitive or commercially viable. While the personal web hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal web hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We can provide no assurance that any of these value-added services will remain competitive or will generate customer and revenue growth.

Competitive product, price or marketing pressures could cause us to lose existing customers to competitors (churn), or may cause us to reduce prices for our services which could adversely impact average revenue per user.

Competition impacts our ability to price our services and retain customers. As the market for Internet access remains competitive, some providers have reduced and may continue to reduce the retail price of their Internet services to maintain or increase their market share, which would cause us to reduce, or prevent us from raising, our prices and potentially causing our subscriber base to decrease. We may encounter further market pressures to migrate existing customers to lower-priced service offering packages; restructure service offering packages to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. As a result, our revenues may not grow at anticipated rates, and our business may suffer. Additionally, we may incur increased sales and marketing expenses in an effort to maintain our existing customers or to attract new customers, which would adversely impact our profitability.

We continue to implement plans to address churn, which is adversely affected by increased competition. Our efforts to reduce churn focus on improving the customer’s Internet experience and enhancing service offerings. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn. If we experience an increase in monthly churn rates, or if we are unable to attract new subscribers in numbers sufficient to increase or maintain the level of our overall subscriber base, our business, financial position, results of operations and cash flows could be adversely affected.

We may experience significant fluctuations in our operating results and rate of growth and may not be profitable in the future.

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

•       our ability to be profitable in the future;

•       our investments in longer-term growth opportunities;

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

•       the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•       the effects of acquisitions and other business combinations and our ability to successfully integrate them into our business;

•       our ability to develop an infrastructure to support and timely launch service offerings based on new technologies, such as VoIP, municipal wireless broadband or other advanced services we may offer in the future;

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

•       events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

•       changes in, or the effect of, accounting rules, on our operating results, including new rules regarding stock-based compensation.

We may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences.

We have acquired and invested in businesses in the past, including the acquisition of the assets of Aluria Software LLC in September 2005 and an agreement to acquire New Edge entered into in December 2005. We also have historically acquired subscriber bases from other ISPs.

We expect to continue to evaluate and consider a wide array of potential strategic transactions that we believe may complement our current or future business activities, including acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business or assets may create unforeseen operating difficulties and expenditures and is itself risky. Acquisitions and investments create difficulties or risks such as:

•       diversion of management time, as well as a shift in focus from operating the business to issues of integration and future products;

•       declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

•       the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•       the need to implement controls, procedures and policies appropriate for a larger public company at companies that, prior to acquisition, had lacked such controls, procedures and policies;

•       the need to remediate significant control deficiencies that may exist at acquired companies, which, if unremediated, could result in a material weakness or significant deficiency in our internal control structure;

•       in some cases, the need to transition operations, users, and/or customers onto our existing platforms;

•       the potential impairment of customer and other relationships as a result of any integration of operations;

•       the potential unknown liabilities associated with a company we acquire or in which we invest; and

•       the potential impairment of amounts capitalized as intangible assets as part of an acquisition.

Additionally, as a result of future acquisitions or investments, we may issue additional equity securities, which could dilute existing shareholders’ interests. We may also spend our cash or incur debt or contingent liabilities to complete transactions which could adversely affect our liquidity. Lastly, as a result of acquisitions, we would record amortization expenses related to acquired intangible assets, which would reduce our profitability.

The continued decline of our narrowband revenues would adversely affect our profitability.

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access generally offers users faster connection and download speeds than narrowband access. Pricing for broadband services, particularly for introductory promotional periods; services bundled with cable and telephone services; and services with slower speeds has been declining and is approaching prices for premium narrowband services. As a result of broadband adoption, the total number of narrowband accounts in the U.S. has declined, and industry analysts predict the total number of narrowband accounts will continue to decline. The decline in the size of the narrowband market will likely continue as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads which depend upon connections that provide significant bandwidth, increases.

Our premium-priced narrowband service is our most profitable service offering; however, consistent with trends in the market for narrowband access, our premium-priced narrowband subscriber base and revenues have been declining. We expect our premium-priced narrowband subscriber base and revenues to continue to decline, which would adversely affect our results of operations in the future.

We may not be able to successfully execute our broadband strategy, which could adversely affect our ability to grow or sustain revenues and our profitability.

As of December 31, 2005, subscribers for our broadband, or high-speed, services comprised approximately 30% of our total customer base, and our broadband services favorably contribute to our overall average monthly service revenue per subscriber. However, the success of our business strategy with respect to our broadband services is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services.

The costs associated with delivering broadband services include recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband customers, such as sales and marketing and installation and hardware costs. While we continuously evaluate cost reduction opportunities associated with the delivery of broadband access services to improve our profitability, our overall profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of broadband services and costs incurred to add new broadband customers.

Companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable.

We provide our broadband services to customers using the last mile element of telecommunications and cable companies’ networks. The term “last mile” generally refers to the element of the network that is directly connected to homes and businesses. We have agreements with several network providers that allow us to use the last mile element of their network to provide high-speed Internet access services via DSL or cable. The availability of and charges for access with any of our network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. We cannot be certain of renewal or non-termination of our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network providers on acceptable terms, renew or extend current contracts with network providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint.

One of our largest network providers of wholesale broadband access is Covad, a CLEC. Covad has agreements with varying terms with many of the ILECs; however, if Covad is unable to continue to obtain reasonable line-sharing rates due to recent legal and regulatory developments or otherwise, its wholesale broadband access services may become uneconomic or it may cease selling wholesale broadband access services. In either event, we may be able to use other wholesale broadband providers’ networks to continue to provide retail broadband services. Such events may cause us to incur additional costs, pay increased rates for wholesale broadband access services, cause us to increase the retail prices of our broadband service offerings and/or may cause us to discontinue providing retail DSL services, any of which would adversely affect our ability to compete in the market for retail broadband access services.

Newly adopted policies by the FCC reclassified wireline broadband services as information services and eliminated the FCC’s long-standing non-discriminatory access requirements. While the long-term implications of the FCC’s new policies are not certain, they may adversely affect our ability to execute our broadband strategy, our ability to sustain or grow our broadband access customer base and revenues, and our profitability. We will continue our efforts to partner with wholesale broadband providers, including cable providers, ILECs, CLECs and wireless providers, to expand our broadband footprint and the various technologies we can use in various markets to deliver our broadband services. However, we can provide no assurance that we will be successful in our efforts.

Each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position and results of operations.

Our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base.

A significant number of our subscribers have been generated through strategic alliances, including our marketing relationships with Sprint and Dell. Generally, our strategic alliances and marketing relationships are not exclusive. In addition, as our agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to increase or sustain the size of our subscriber base, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and revenues.

The market for VoIP services may not develop as anticipated, which would adversely affect our ability to execute our voice strategy.

The success of our VoIP service depends on growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages, and it may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or instant messaging, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

We may not generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks.

An important element of our business strategy is to deploy competitive alternatives to DSL and cable for delivering broadband Internet access services, reflected in our municipal wireless initiative. In October 2005, Wireless Philadelphia selected us to develop and implement a citywide wireless broadband network and offer high-speed public Internet access to the residents, visitors and businesses of Philadelphia, Pennsylvania. Also in October 2005, the city of Anaheim, California selected us to build a wireless broadband network. We are pursuing additional similar arrangements with other municipalities, but there is no assurance that we will be successful in these efforts. This initiative may result in significant capital expenditures in future periods to develop, implement and build wireless broadband networks in various municipalities, and we may not generate the returns anticipated on the capital expenditures and operating losses that may be incurred in this effort. We may not be successful in developing, implementing, and executing our municipal wireless strategy, and there can be no assurance that the municipal wireless broadband service offerings will be commercially successful.

Our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access.

Our ability to provide Internet access, voice services and customer support to our subscribers will be limited if third parties are unable or unwilling to provide telecommunications and last mile access to our existing and future customers, we are unable to secure alternative arrangements upon partial or complete termination of third-party network and voice provider agreements or there is a loss of access to third-party providers’ networks for other reasons.

If we lose access to third-party networks under our current arrangements, we may not be able to make alternative arrangements on terms acceptable to us, or at all. We currently do not have any plans or commitments with respect to alternative arrangements. While our contracts with our third-party providers require them to provide commercially reliable service to us and our subscribers, the performance of third-party providers may not meet our or our customers’ requirements and we may not be able to procure alternative services, which could materially adversely affect our business, financial condition and results of operations.

We utilize third-parties for technical and customer support and certain billing services, and our business may suffer if our partners are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services and billing services. We outsource a majority of our technical and customer support functions. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of customer service functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced contact center service providers utilize several geographically dispersed locations to provide us with technical and customer support services, and as a result, our contact center service providers may become subject to financial, economic, and political risks beyond our or the providers’ control, which could jeopardize their ability to deliver customer support services. We also utilize third parties for certain billing services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third parties terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position and results of operations would suffer.

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

Security breaches. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Some consumers and businesses have in the past used our network, services and brand names to perpetrate crimes and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

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

We may experience increases in our telecommunications usage that exceed our available telecommunications capacity. As a result, users may be unable to register or log on to use our services, may experience a general slow-down in their Internet connection or may be disconnected from their sessions. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation which could cause an increase in churn and would adversely impact our revenues. While our objective is to maintain excess capacity, our failure to expand or enhance our network infrastructure, including our ability to procure excess capacity from third-party telecommunications providers, on a timely basis or to adapt to an expanding subscriber base or changing subscriber requirements could materially adversely affect our business, financial condition and results of operations.

Business failures and mergers in the telecommunications industry may inhibit our ability to manage our telecommunications costs, which would adversely affect our profitability.

The intensity of competition in the telecommunications industry has resulted in significant declines in pricing for telecommunications services that we purchase, and such declines have had a favorable effect on our operating performance. However, the intensity of competition and its impact on wholesale telecommunications pricing have benefited us, but they have caused some telecommunications companies to experience financial difficulty. Our prospects for maintaining or further improving telecommunications costs could be negatively affected if one or more key telecommunications providers were to experience serious enough difficulties to impact service availability, if telecommunications companies continue to merge reducing the number of companies from which we purchase wholesale services, or if telecommunications bankruptcies and mergers reduce the level of competition among telecommunications providers.

Government regulations could force us to change our business practices.

ISPs. Changes in the regulatory environment regarding the Internet could cause our revenues to decrease and/or our costs to increase. Currently, ISPs as “information service” providers, are largely unregulated, other than with respect to regulations that govern businesses generally, such as regulations related to consumer protection. As information services and telecommunications services converge, however, the FCC may seek to impose additional regulations, including the imposition of regulatory fees such as Universal Service Fund payments, on information service providers that could adversely affect our business.

VoIP. The current regulatory environment for VoIP services remains unclear. Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP providers. The FCC has already required us to meet various emergency service requirements (such as “E911”) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act (“CALEA”). In addition the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

Tax. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Future federal and state laws imposing taxes on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Other. Our business is also subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, security breaches and consumer protection. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

We may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law; trade secret protection; and confidentiality agreements with our employees, customers, partners and others to protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our copyrights, trademarks, patents and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer.

The protection of our trademarks, service marks, copyrights, patents, trade secrets, domain names, proprietary technologies and intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we can not be certain that the steps we take to protect these assets will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. Such events could substantially diminish the value of our technology and property which could adversely affect our business.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

Internet, technology and media companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, accelerator, security and other Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.

From time to time, third parties have alleged that we infringed on their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our Internet access services. As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on acceptable terms or at all. In addition, we may not be able to obtain or utilize on terms which are acceptable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing and supporting our service offerings. Any of these could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we are unable to successfully defend against legal actions, we could face substantial liabilities.

We are currently a party to various legal actions, including class action litigation. Defending against these lawsuits may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our operating expenses and liquidity.

Our business depends on the continued development of effective business support systems, processes and personnel.

In recent years, we have expanded our service offerings and will endeavor to expand further by offering new products and services to maintain and increase our customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, financial resources, and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our growth initiatives which would strain our management, operational and financial resources. Consequently, we may not be able to hire, train, retain, motivate and manage required personnel and develop, implement, and manage adequate systems, procedures and controls to support new products and services, which may limit our growth potential and adversely affect our business.

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

We believe that our success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We may have limited or no experience in new product and service activities, making it more important to find qualified personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this competition, we may experience a shortage of qualified personnel. In addition, the loss of any of our key executives could have a material adverse effect on us.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; developments in our business strategy; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in the markets in which we operate or general economic conditions.

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

Provisions in our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.

Our second restated certificate of incorporation, amended and restated bylaws and shareholder rights plan contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent board of directors. These provisions, among other things:

•       divide the board of directors into three classes, with members of each class to be elected in staggered three-year terms;

•       limit the right of stockholders to call special meetings of stockholders; and

•       authorize the board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. In addition, we have adopted a rights plan, which has anti-takeover effects. The rights plan, if triggered, could cause substantial dilution to a person or group that attempts to acquire our common stock on terms not approved by the board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

We currently maintain and occupy the following principal properties:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Atlanta, GA	328,000	2014
Operations and corporate offices	Pasadena, CA	141,000	2014
Operations and corporate offices	San Francisco, CA	26,000	2007

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2005, there were no matters submitted to a vote of security holders.

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

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2004
First Quarter	$11.49	$7.85
Second Quarter	11.05	8.59
Third Quarter	10.68	8.69
Fourth Quarter	11.99	9.98
YEAR ENDED DECEMBER 31, 2005
First Quarter	$11.77	$8.11
Second Quarter	10.72	8.32
Third Quarter	10.75	8.65
Fourth Quarter	12.06	10.07
YEAR ENDING DECEMBER 31, 2006
First Quarter (through February 28, 2006)	$12.21	$9.76

Price

The last reported sale price of EarthLink’s common stock on the Nasdaq National Market on February 28, 2006 was $9.92 per share.

Holders

There were approximately 1,923 holders of record of EarthLink’s common stock on February 28, 2006.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth, including investing in growth opportunities such as HELIO, wireless and

IP-based voice services and wireless broadband services and for completing our acquisition of New Edge. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2005 is set forth under the caption “Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information” in our Proxy Statement referred to in Item 10 of Part III or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2005 were as follows:

2005	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	705	$10.64	705	$184,637
November 1 through November 30	314	10.94	314	181,205
December 1 through December 31	27	10.99	27	180,908
Total	1,046		1,046

(1)          Since the inception of the share repurchase program (“Repurchase Program”), the Board of Directors has authorized a total of $550.0 million for the repurchase of our common stock. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We may repurchase our common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,244,928	$1,357,421	$1,401,930	$1,382,202	$1,290,072
Operating costs and expenses	1,601,458	1,517,442	1,468,894	1,271,444	1,125,576
Income (loss) from operations	(356,530)	(160,021)	(66,964)	110,758	164,496
Net income (loss)	(341,061)	(148,033)	(62,194)	111,009	142,780
Deductions for accretion dividends(1)	(29,880)	(19,987)	(4,586)	—	—
Net income (loss) attributable to common stockholders	$(370,941)	$(168,020)	$(66,780)	$111,009	$142,780
Basic net income (loss) per share	$(2.73)	$(1.11)	$(0.42)	$0.72	$1.04
Diluted net income (loss) per share	$(2.73)	$(1.11)	$(0.42)	$0.70	$1.02
Basic weighted average common shares outstanding	135,738	151,355	157,321	154,233	137,080
Diluted weighted average common shares outstanding	135,738	151,355	157,321	157,815	139,950
Cash flow data:
Cash provided by operating activities	$47,388	$18,958	$101,728	$188,152	$188,704
Cash (used in) provided by investing activities	(538,723)	3,126	25,003	(69,070)	(65,081)
Cash used in financing activities	(10,119)	(24,485)	(88,882)	(108,912)	(169,239)

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$173,292	$170,891	$208,740	$218,910	$173,294
Investments in marketable securities(2)	420,732	344,546	279,125	312,060	248,825
Cash and marketable securities	594,024	515,437	487,865	530,970	422,119
Total assets	1,182,781	1,023,553	827,020	805,450	749,149
Long-term debt, including long-term portion of capital leases	2,423	937	342	287	1,067
Total liabilities	331,727	331,253	283,357	257,843	227,285
Accumulated deficit	(1,068,971)	(1,236,991)	(1,303,771)	(1,192,762)	(1,049,982)
Stockholders’ equity	851,054	692,300	543,663	547,607	521,864

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

(2)          Investments in marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. We have invested primarily in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Annual Report on Form 10-K include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may be unable to successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based communications services, including new products and services offered in connection with our voice and municipal broadband network initiatives; (2) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or our other investment activities, as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that we may experience significant fluctuations in our operating results and rate of growth and may not be profitable in the future; (6) that we may not be successful in making and integrating acquisitions and investments into our business, which could result in operating difficulties; (7) that the continued decline of our narrowband revenues would adversely affect us; (8) that we may not be able to successfully execute our broadband strategy which could materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (9) that we may be unable to maintain or increase our customer levels if ILECs and cable companies do not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market, especially as a result of the U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (10) that our commercial and alliance arrangements, including marketing arrangements with Sprint and Dell, may be terminated or may not be as beneficial to us as we anticipate; (11) that the market for VoIP services may not develop as anticipated; (12) that we may not generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks; (13) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (14) that our third-party providers for technical and customer support and billing services may be unable to provide these services on an economical basis or at all; (15) that service interruptions or impediments could harm our business; (16) that business failures and mergers in the telecommunications industry may inhibit our ability to manage our costs; (17) that government regulations could force us to change our business practices; (18) that we may be unable to protect our proprietary technologies or successfully defend infringement claims and that we may be required to enter licensing arrangements on unfavorable terms; (19) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (21) that we may not be able to continually develop effective business systems, processes and personnel to support our business; (22) that we may be unable to hire and retain qualified personnel, including our key executive officers; (23) that our stock price has been volatile and may continue to be volatile; (24) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (25) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are narrowband and broadband Internet access services, advertising and related services, and web hosting services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint. We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented 97% or more of total revenues for each of the three years in the period ended December 31, 2005. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

Industry Background

The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000 but has experienced slower growth since as the market has reached a mature stage of growth. Approximately 77 million households are estimated to have had Internet access services as of December 31, 2005, and three to four million new households are currently adding Internet access each year. Within the total Internet access market, the market for traditional, fully-featured, unlimited narrowband dial-up access services, which are typically priced at $17.95 to $25.90 per subscriber per month, is the most common service but is shrinking. Focused, value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. Broadband, or high-speed, access is typically priced at $20 to $50 per month and is growing, having added an estimated nine million households in 2005 to an estimated total of 38 million households at the end of 2005, equaling the number of households with dial-up connections. Broadband access generally offers users faster connection and download speeds than narrowband access. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services.

As the Internet has become a larger part of people’s lives and advanced applications have come to require greater bandwidth, broadband use has become more widespread. Currently, residential broadband consumers access the Internet principally through cable modems and digital subscriber lines (“DSL”). However, an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, is becoming available. The availability of these alternatives is expected to further encourage future broadband deployment and penetration. In addition, one of the outgrowths from the rapid deployment of broadband connectivity has been the adoption of Voice over Internet Protocol (“VoIP”). VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP technology presents several advantages over the technology used in traditional wireline telephone networks and enables VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features.

Revenue Sources

EarthLink provides all three types of Internet access services described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access), web hosting services and advertising and other value-added services, such as mail storage and security. Our subscriber base decreased from approximately 5.4 million paying subscribers as of December 31, 2004 to approximately 5.3 million paying subscribers as of December 31, 2005. Total revenues decreased from $1,382.2 million during the year ended December 31, 2004 to $1,290.1 million during the year ended December 31, 2005. In addition, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the maturity of this service.

We derive substantially all revenues from services and related fees, and such amounts represented 99% of total revenues for the year ended December 31, 2005. The remaining revenues relate to sales of equipment and devices used by our customers to access our services. We had approximately 3.6 million narrowband subscribers, 1.6 million broadband subscribers and 127,000 web hosting accounts as of December 31, 2005. Narrowband access revenues, broadband access revenues, advertising and other value-added services revenues and web hosting revenues represented 58%, 34%, 5% and 3%, respectively, of total revenues for the year ended December 31, 2005.

Business Strategy

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on growth opportunities such as broadband and value-priced narrowband access to generate organic subscriber growth; expanding into new growth markets, such as VoIP services, alternative broadband services and wireless voice and data services; marketing high quality, differentiated products and services; and improving or maintaining operating margins on our existing service offerings to fund growth. We believe the most important factors for us to execute our business strategy are the following:

•       Exploring, identifying and investing in growth opportunities, such as VoIP services and alternative broadband access services, and successfully implementing strategies to deliver these services cost effectively

•       Differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences

•       Managing the rate of decline of our traditional, premium-priced narrowband access subscriber base and revenues and balancing aggressive promotional pricing with the number of subscribers we are able to add and/or retain while continuing to reduce and leverage operating costs

•       Continuing the growth of our PeoplePC-branded, value-priced narrowband access and our broadband service offerings in spite of competition from current and new competitors

•       Continuing to identify opportunities to improve the cost structure of our business without impacting the quality of services we provide

•       Renewing, extending or otherwise entering into wholesale broadband access agreements with telecommunications providers at competitive and improved wholesale broadband access prices and,

in the event there are adverse changes in the retail pricing environment for broadband access services, at wholesale broadband access prices that decrease sufficiently to at least coincide with declines in retail prices

•       Exploring and evaluating potential strategic transactions that we believe may complement our current and future business activities and successfully integrating any new acquisitions and investments into our business

Challenges and Risks

The primary challenges we face in executing our business strategy are successfully developing new products and services, competition, purchasing cost-effective wholesale broadband access, and maintaining profitability in our existing services.

New products and services.   A growing part of our strategy is to introduce new products and services to enhance our competitive position and become a total communications provider. In 2005, we focused our technological and product development efforts on VoIP services, wireless broadband Internet access and additional value-added services. During 2005, we also partnered with SK Telecom Co., Ltd. (“SK Telecom”) to form HELIO, a provider of wireless voice and data services, and we committed to invest $220.0 million in the newly formed entity. We also entered into an agreement to acquire New Edge Holding Company (“New Edge”), a provider of managed network solutions, to expand our service offerings in the small and medium sized business market. We expect to continue to evaluate the feasibility of new technologies and technological advancements and develop new service offerings that allow us to expand our service offerings or deliver our services more cost effectively.

Competition.   We operate in a highly competitive market for each of our service offerings, and the competitive environment impacts the churn rates we experience as well as the number of new customers we are able to add. The largest competitors in broadband access are the cable companies and regional bell operating companies (“RBOCs”) offering broadband access over their own cable or telephone lines. However, to attract and retain customers, we continue to focus on improving the high-quality Internet experience EarthLink offers, including providing superior customer and technical support and differentiating our products and services with innovative and useful tools that improve the Internet experience. We also continue to seek out new marketing partners and distribution opportunities in our efforts to compete more effectively in adding customers. We expect competitive pressures will result in continued aggressive promotional pricing offers on our service offerings, which may adversely impact our ability to sustain or grow revenues.

Purchasing cost-effective wholesale broadband access.   The success of our business strategy with respect to our broadband services is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services. The costs associated with delivering broadband services include recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband customers, such as sales and marketing and installation and hardware costs. While we continuously evaluate cost reduction opportunities associated with the delivery of broadband access services to improve our profitability, our overall profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of broadband services and costs incurred to add new broadband customers.

Profitability of existing services.   We have been focused on and have been successful in improving operating margins. During 2005, we reduced telecommunications cost per subscriber by optimizing network capacity and entering into more favorable agreements with telecommunications service providers. Our telecommunications cost per subscriber in 2005 was also favorably impacted by the addition of wholesale broadband and certain retail cable customers, for which we incur nominal telecommunications costs per subscriber. We also improved the efficiency of our customer support efforts by further streamlining our contact center operations and relying on outsourced contact center service providers. We continue to analyze opportunities to more cost effectively deliver our Internet access services without sacrificing the quality of services we provide.

We generate lower percentage gross profit margins on our broadband access services than on our other principal forms of Internet access and related services. In addition, customer and technical support costs per subscriber for broadband services generally exceed those of our other services. Despite broadband access services becoming a larger percentage of our business, we have improved overall operating profit margins to date by reducing telecommunications costs per customer in all product lines and reducing total operations and customer support expenses. We believe gross margins on our broadband access services will improve over time as a result of our continuing to reduce telecommunications costs per customer. We will also continue to evaluate opportunities to more cost effectively provide customer and technical support to broadband customers and utilize direct sales and marketing expenses required to add new broadband customers.

Looking Ahead

Although we have successfully improved overall profits during the three-year period ended December 31, 2005, we expect overall profits to decline in 2006 due to the implementation of our growth strategies, including our VoIP service and municipal broadband initiatives, as well as the proportionate share of losses we expect to incur as a result of the start-up nature of HELIO’s operations. Implementation of new services involves initial product development and infrastructure costs in addition to sales and marketing costs. The operating models for these services are similar to the ISP operating model upon which we have based our current operations. Specifically, after developing an infrastructure to support the offering, we plan to invest in sales and marketing to add customers who generate recurring revenues, while we incur customer support and telecommunications costs to provide these services. Because we expect 2006 to be a year in which we invest in product development, infrastructure and sales and marketing efforts for our VoIP and municipal broadband services, our profitability in 2006 is expected to be adversely impacted because revenues for these services are not expected to exceed these initial costs. However, we believe management can exercise discretion in deploying product development and sales and marketing resources to manage the growth of the VoIP and municipal broadband customer bases. We also expect HELIO to incur losses in 2006, as HELIO is in a similar stage with respect to its service offerings. We record our proportionate share of HELIO’s losses in our results of operations, so our profitability in 2006 will also be adversely impacted because of HELIO’s losses.

The factors we believe are instrumental to the achievement of our goals and targets, including the factors identified above, may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Strategic Initiatives

Broadband Access

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 19 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of December 31, 2005, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

In October 2005, Wireless Philadelphia selected EarthLink to develop and implement a citywide wireless broadband network and offer high-speed public Internet access to the residents, visitors and businesses of Philadelphia, Pennsylvania. Under the terms of the proposal, we intend to finance, build and manage the wireless network, which would cover 135 square miles if built out in its entirety.

Also in October 2005, the city of Anaheim, California selected EarthLink to build a wireless broadband network. Under the terms of the proposed contract, we would finance, build and manage a citywide wireless broadband network, which would cover 50 square miles if built out in its entirety.

We are pursuing additional similar arrangements with other municipalities. These municipal wireless initiatives are part of our efforts to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. These initiatives may result in significant capital expenditures and operating costs in future periods to develop, implement and build wireless broadband networks in these municipalities.

Wireless Voice and Data Services

Effective March 24, 2005, we completed the formation of a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. EarthLink and SK Telecom invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate of $79.0 million of cash in February 2006 and have committed to invest additional cash of $117.0 million in HELIO at various dates through August 2007. EarthLink and SK Telecom each have a 50 percent voting and economic ownership interest in HELIO.

IP-Based Voice Services

In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers.

In late 2005 and early 2006, we launched a joint market trial for VoIP services in three markets with Covad Communications Group, Inc. (“Covad”). The new service, which uses Covad line-powered voice access, allows us to offer consumers low-cost phone services along with high-speed Internet access. We have committed to provide sales and marketing support for the trial.

We are in the process of evaluating the infrastructure and various applications required to support the launch of additional IP-based voice services and/or the launch of existing services in additional markets, including the line-powered voice access services with Covad, and we are in the process of marketing our newly launched voice services. As a result, we may invest in the development of additional applications and services and commence additional marketing efforts for IP-based voice services.

Acquisitions

In September 2005, we acquired the assets of Aluria Software LLC (“Aluria”), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers, for $13.4 million. We believe Aluria’s innovative products will enhance and improve our suite of protection applications, which we now offer as additional features associated with our existing access services as well as market separately.

In December 2005, we entered into an agreement to acquire New Edge, a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge will enable us to expand our business in the small and medium sized business market. Under the terms of the acquisition agreement, we will acquire 100% of New Edge for approximately $144.6 million, consisting of 2.6 million shares of EarthLink common stock and $114.3 million in cash, including cash to be used to satisfy certain liabilities. The completion of the acquisition is subject to regulatory approvals and closing conditions.

Marketing Alliances

We have a marketing relationship with Sprint Nextel Corporation (“Sprint”) which provides that EarthLink is the wholesale high-speed ISP for Sprint’s local residential and small business customers. In addition, we provide Sprint with wholesale narrowband access services. The contracts associated with these arrangements expire in 2007. During the years ended December 31, 2003, 2004 and 2005, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions. Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

We have a marketing relationship with Dell Inc. (“Dell”). During the years ended December 31, 2004 and 2005, our relationship with Dell generated more than 5% of our total gross organic subscriber additions. Our marketing relationship with Dell extends through June 2006. Our marketing relationship is not exclusive, and Dell may pursue relationships with other ISPs.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	As of December 31,
	2003	2004	2005
Subscriber Data (a)
Narrowband subscribers	3,984,000	3,880,000	3,580,000
Broadband subscribers	1,061,000	1,364,000	1,608,000
Web hosting accounts	161,000	144,000	127,000
Total subscribers at end of year	5,206,000	5,388,000	5,315,000

	Year Ended December 31,
	2003	2004	2005
Subscriber Activity
Subscribers at beginning of year	4,987,000	5,206,000	5,388,000
Gross organic subscriber additions	2,706,000	3,137,000	2,766,000
Acquired subscribers	76,000	12,000	147,000
Adjustment (b)	(152,000)	—	(27,000)
Churn	(2,411,000)	(2,967,000)	(2,959,000)
Subscribers at end of year	5,206,000	5,388,000	5,315,000
Churn rate (c)	4.0%	4.6%	4.6%
Narrowband Data
Average subscribers (d)	3,930,000	3,965,000	3,726,000
Service ARPU (e)	$19.70	$18.21	$16.58
Churn rate (c)	4.6%	5.3%	5.5%
Broadband Data
Average subscribers (d)	931,000	1,215,000	1,495,000
ARPU (f)	$32.31	$28.77	$24.62
Churn rate (c)	1.7%	2.5%	2.6%
Web Hosting Data
Average accounts (d)	166,000	153,000	136,000
ARPU (f)	$25.01	$25.84	$24.97
Churn rate (c)	2.8%	2.4%	2.2%

(a)           Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)          In 2003, we executed an agreement with Charter Communications, Inc. (“Charter”) pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering EarthLink Experience, a premium, add-on Internet service, to Charter subscribers in these markets for a smaller monthly fee. Due to the reduction in revenue per subscriber under the transition arrangement with Charter, we excluded approximately 152,000 Charter wholesale broadband subscribers from our total paying subscriber count. Since then, we have included Charter broadband customers who also purchase EarthLink Experience in our broadband subscriber counts.

Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

(c)           Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the year by the average subscribers for the year.

(d)          Average subscribers or accounts is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the year.

(e)           Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues associated with acquired PeoplePC Inc (“PeoplePC”) bundled customers.

(f)             ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the period. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other charges associated with initiating or discontinuing services.

Results of Operations

The following table sets forth statement of operations data, cash flow data and employee data for the periods indicated:

	Year Ended December 31,			2004 vs. 2003		2005 vs. 2004
	2003	2004	2005	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Statement of operations data:
Revenues:
Narrowband access	$965,025	$874,010	$742,757	$(91,015)	-9%	$(131,253)	-15%
Broadband access	361,124	419,411	441,736	58,287	16%	22,325	5%
Web hosting	49,902	47,547	40,670	(2,355)	-5%	(6,877)	-14%
Advertising and other value-added services	25,879	41,234	64,909	15,355	59%	23,675	57%
Total revenues	1,401,930	1,382,202	1,290,072	(19,728)	-1%	(92,130)	-7%
Operating costs and expenses:
Telecommunications service and equipment costs	519,149	431,162	366,654	(87,987)	-17%	(64,508)	-15%
Sales incentives	21,176	10,040	8,323	(11,136)	-53%	(1,717)	-17%
Total cost of revenues	540,325	441,202	374,977	(99,123)	-18%	(66,225)	-15%
Sales and marketing	382,965	417,250	390,172	34,285	9%	(27,078)	-6%
Operations and customer support	297,045	255,192	233,907	(41,853)	-14%	(21,285)	-8%
General and administrative	127,664	105,043	112,173	(22,621)	-18%	7,130	7%
Acquisition-related amortization	84,299	24,363	12,267	(59,936)	-71%	(12,096)	-50%
Facility exit and restructuring costs	36,596	28,394	2,080	(8,202)	-22%	(26,314)	-93%
Total operating costs and expenses	1,468,894	1,271,444	1,125,576	(197,450)	-13%	(145,868)	-11%
Income (loss) from operations	(66,964)	110,758	164,496	177,722	*	53,738	49%
Net losses of equity affiliate (HELIO)	—	—	(15,608)	—	*	(15,608)	*
Gain (loss) on investments in other companies, net	(202)	(1,420)	2,877	(1,218)	*	4,297	*
Interest income and other, net	4,972	6,131	13,491	1,159	23%	7,360	120%
Income (loss) before income taxes	(62,194)	115,469	165,256	177,663	*	49,787	43%
Provision for income taxes	—	4,460	22,476	4,460	*	18,016	*
Net income (loss)	(62,194)	111,009	142,780	173,203	*	31,771	29%
Deductions for accretion dividends	(4,586)	—	—	4,586	-100%	—	*
Net income (loss) attributable to common stockholders	$(66,780)	$111,009	$142,780	$177,789	*	$31,771	29%
Cash flow data:
Cash provided by operating activities	$101,728	$188,152	$188,704
Cash provided by (used in) investing activities	$25,003	$(69,070)	$(65,081)
Cash used in financing activities	$(88,882)	$(108,912)	$(169,239)
Employee data:
Number of employees at year end (#)	3,335	2,067	1,732

*                     denotes percentage is not meaningful or is not calculable

#                   Represents full-time equivalents

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up and wireless Internet access; installation fees; usage fees; early termination fees; equipment revenues associated with selling Internet access devices; and fees charged for the shipping and handling of the devices and other equipment. The following table identifies the components of our narrowband access revenues for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Service revenues	$928,738	$866,498	$741,261
Equipment and related revenues	22,336	5,727	975
Revenues associated with acquired Membership
Customers (deferred service liability)	13,951	1,785	521
Narrowband access revenues	$965,025	$874,010	$742,757

Narrowband revenues decreased 9% to $874.0 million during the year ended December 31, 2004 and decreased 15% to $742.8 million during the year ended December 31, 2005, compared to the prior years. The decreases in narrowband revenues in both years were primarily due to decreases in narrowband service ARPU. Revenues also decreased during the year ended December 31, 2005 due to a decline in average narrowband subscribers and the transfer of wireless operations to HELIO effective March 24, 2005, which caused narrowband access revenues to decrease by $17.8 million and contributed to the decrease in average narrowband subscribers compared to the year ended December 31, 2004. Narrowband revenues also decreased in both years due to a decline in equipment and related revenues and a decline in revenues associated with the PeoplePC deferred service liability due to the expiration of acquired customers’ prepay terms.

Narrowband service ARPU decreased from $19.70 during the year ended December 31, 2003 to $18.21 during the year ended December 31, 2004 and to $16.58 during the year ended December 31, 2005. These decreases were due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the years ended December 31, 2003, 2004 and 2005, average PeoplePC access subscribers were 0.2 million, 0.6 million and 1.1 million, respectively, representing 5%, 16% and 29%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Equipment and related revenues decreased during the year ended December 31, 2004 due to EarthLink’s decisions in 2003 to discontinue the sale of personal computers bundled with prepaid, value-priced narrowband Internet access services and to cease active marketing of MailStation products and services. Equipment and related revenues decreased during the year ended December 31, 2005 primarily due to the transfer of wireless operations to HELIO.

Prior to our acquisition of PeoplePC in July 2002, PeoplePC offered a bundled package to customers that included a computer, Internet access for four years, customer support and an in-home warranty. At the acquisition date, we established a liability for our estimated cost to deliver services to bundled customers pursuant to their contract terms, and we reduce the liability and record non-cash revenues as we deliver services. Such reduction is intended to offset the cost of delivering the services. Revenues associated with the PeoplePC deferred service liability have declined over the past three years due to the expiration of acquired customers’ prepay terms.

The following table summarizes narrowband subscriber activity for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Subscribers at beginning of year	4,035,000	3,984,000	3,880,000
Gross organic subscriber additions	2,087,000	2,450,000	2,131,000
Acquired subscribers	76,000	12,000	147,000
Narrowband subscribers converted to our broadband services, net	(54,000)	(15,000)	(88,000)
Adjustment (a)	—	—	(27,000)
Churn	(2,160,000)	(2,551,000)	(2,463,000)
Subscribers at end of year	3,984,000	3,880,000	3,580,000

(a)           Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

Average narrowband subscribers were 3.9 million, 4.0 million and 3.7 million during the years ended December 31, 2003, 2004 and 2005, respectively. Over the past three years, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was offset by a decline in our average premium narrowband customers, the combination of which resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased by 0.4 million and 0.7 million during 2004 and 2005, respectively, while average PeoplePC subscribers increased 0.4 million and 0.4 million, respectively. During 2004, the growth in average PeoplePC subscribers was offset by a decline in our average premium narrowband subscribers, and during 2005 the growth in average PeoplePC subscribers was more than offset by a decline in our average premium narrowband subscribers. The decreases in premium narrowband subscribers resulted from the migration of subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.” Our average monthly churn rates for narrowband subscribers were 4.6%, 5.3% and 5.5% during the years ended December 31, 2003, 2004 and 2005, respectively. The increase in churn from the rate experienced in 2003 was due to early-life churn related to the high level of gross subscriber additions, particularly for our PeoplePC access services whose shorter-tenured customers comprise an increasingly greater proportion of our customer base; an increased number of subscribers who are migrating to broadband services; and discontinuing service to certain wireless subscribers during the latter half of 2003 and early 2004 due to the abandonment of our OmniSky platform. If churn rates continue to be at or above the rate experienced in 2005, our narrowband subscriber base may decrease at an accelerated rate which would adversely affect our business.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; and fees for equipment. Broadband revenues increased 16% to $419.4 million and 5% to $441.7 million during the years ended December 31, 2004 and 2005, respectively, compared to the prior years. The increases were due to a higher average number of broadband subscribers, which were 0.9 million, 1.2 million and 1.5 million during the years ended December 31, 2003, 2004 and 2005, respectively. The increases in average subscribers were due to continued growth in the market for broadband access and our and our partners’

efforts to promote broadband services. The increases in average subscribers were partially offset by decreases of 11% and 14% in broadband ARPU during the years ended December 31, 2004 and 2005, respectively, compared to the prior years.

The following table summarizes broadband subscriber activity for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Subscribers at beginning of year	779,000	1,061,000	1,364,000
Gross organic subscriber additions	575,000	660,000	616,000
Narrowband subscribers converted to our
broadband services, net	54,000	15,000	88,000
Adjustment (a)	(152,000)	—	—
Churn	(195,000)	(372,000)	(460,000)
Subscribers at end of year	1,061,000	1,364,000	1,608,000

(a)           In 2003, we signed a transition agreement with Charter pursuant to which we transitioned from providing wholesale broadband services to Charter in certain markets to offering EarthLink Experience, a premium, add-on Internet service, to Charter subscribers in these markets for a smaller monthly fee. As a result, approximately 152,000 Charter wholesale broadband subscribers were removed from our total paying subscriber count beginning in 2003.

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, we market the service directly to consumers under the EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner markets the service, has latitude in establishing price and pays us to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. Retail services are generally priced above $35 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Wholesale relationships are priced between $3 and $6 per month recognizing the limited set of activities performed by EarthLink. In a retail relationship, EarthLink generally recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. As of December 31, 2005, our broadband subscriber base consisted of approximately 61% retail customers and 39% wholesale customers, compared to 63% and 37%, respectively, as of December 31, 2004. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

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

Broadband ARPU declined 14% during the year ended December 31, 2005 due primarily to lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers. Also contributing to the decrease in broadband ARPU was a shift in the mix of our broadband subscriber base from retail services to wholesale services. The shift in the mix of our broadband customer base was attributable to growing our wholesale DSL customer base at a faster rate during 2005 than our retail customer base.

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

We purchase broadband access from ILECs, competitive local exchange carriers (“CLECs”), and cable providers. Please refer to “Regulatory Environment” in Item 1 of this Annual Report on Form 10-K and to “Risk Factors” in Item 1A of Part I for further discussion of the regulatory environment and further discussion regarding our contracts with broadband access providers.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 5% to $47.5 million during the year ended December 31, 2004 and decreased 14% to $40.7 million during the year ended December 31, 2005. The decreases were primarily due to decreases in average web hosting accounts, which were 166,000, 153,000 and 136,000 during the years ended December 31, 2003, 2004 and 2005, respectively. The decrease during the year ended December 31, 2004 was partially offset by an increase in ARPU, which increased 3% from $25.01 during the year ended December 31, 2003 to $25.84 during the year ended December 31, 2004, due to the launch of new products with higher price points. ARPU decreased 3% from $25.84 during the year ended December 31, 2004 to $24.97 during the year ended December 31, 2005 due to an increase in promotional discounts.

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

Advertising and other value-added services revenues increased 59% to $41.2 million and 57% to $64.9 million during the years ended December 31, 2004 and 2005, respectively, compared to the prior years due primarily to increased search advertising revenues as a result of the increased use of the Internet as an advertising medium. Also contributing to the increases were increases of $5.2 million and $9.0 million in ancillary services revenues during the years ended December 31, 2004 and 2005, respectively, compared to the prior years.

Cost of revenues

Telecommunications service and equipment costs are the primary component of EarthLink’s cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services and depreciation of our network equipment. Telecommunications service and equipment costs also include the cost of Internet appliances sold, including wireless devices and personal computers. Telecommunications service and equipment costs decreased 17% from $519.1 million during the year ended December 31, 2003 to $431.2 million during the year ended December 31, 2004, and decreased as a percentage of total revenues from 37.0% to 31.2%. Telecommunications service and equipment costs decreased 15% to $366.7 million during the year ended December 31, 2005, and decreased as a percentage of total revenues to 28.4%. The decreases in telecommunications service and equipment costs were due to decreases of 22% and 15% in average monthly telecommunications service and equipment cost per subscriber during the years ended December 31, 2004 and 2005, respectively. The decrease in telecommunications service and equipment costs per subscriber during the year ended December 31, 2004 was partially offset by an increase of 6% in average subscribers.

The decreases in average monthly costs per subscriber were primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. Contributing to the decrease during the year ended December 31, 2004 was a $25.8 million decline in equipment and related costs due to the discontinuation of certain products including MailStation and personal computers bundled with Internet access and a $14.8 million decrease in depreciation expense due to network-related assets becoming fully depreciated, lower capital expenditures in recent years and $2.4 million of depreciation expense in 2003 associated with the write-down of our OmniSky platform. Contributing to the decrease during the year ended December 31, 2005 was a $6.1 million decline in equipment and related costs, primarily due to the transfer of wireless operations to HELIO in March 2005, and an $8.4 million decrease in depreciation expense due to network-related assets becoming fully depreciated and lower capital expenditures in recent years. Also contributing to the decrease during the year ended December 31, 2005 was the shift in the mix of our broadband customer base to wholesale and certain retail cable customers who have nominal telecommunications service and equipment costs. Although we have experienced declines in depreciation expense for network-related assets over the past three years, we expect an increase in 2006 due to an increase in capital expenditures resulting from implementing our VoIP and municipal wireless broadband initiatives.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 25% of total subscribers as of December 31, 2004 to 30% of total subscribers as of December 31, 2005, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues for our core access services throughout 2006.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Qwest Coporation, and our largest providers of broadband connectivity are

Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Cost of revenues also includes sales incentives. We frequently offer sales incentives such as free Internet access on a trial basis and modems. Sales incentives decreased 53% from $21.2 million during the year ended December 31, 2003 to $10.0 million during the year ended December 31, 2004, and decreased 17% to $8.3 million during the year ended December 31, 2005. The decreases were due to a shift in our promotional offers from free products and services to discounted introductory pricing to attract new subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses increased 9% from $383.0 million during the year ended December 31, 2003 to $417.3 million during the year ended December 31, 2004. The increase in total sales and marketing expenses in 2004 was primarily due to increases in general marketing efforts for our PeoplePC access services and broadband services and expenses associated with the increase in gross subscriber additions, which resulted in increased payments to our distribution partners for new paying subscribers. These increases were partially offset by a decline in sales expenses associated with the closing of four contact centers during the first quarter of 2004 which favorably impacted our telemarketing costs.

Sales and marketing expenses decreased 6% to $390.2 million during the year ended December 31, 2005 compared to the prior year. The decrease was primarily due to declines in amounts payable to our distribution partners as a result of declines in gross subscriber additions and continued declines in our telemarketing sales expenses, which were favorably impacted by the closing of four contact centers during the first quarter of 2004. These decreases were partially offset by an increase in our sales and marketing expenses for PeoplePC and broadband services. Sales and marketing expenses may increase in 2006 due to the launch of new products and services associated with implementing our growth strategies, including IP-based voice services and wireless broadband services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 14% to $255.2 million and 8% to $233.9 million during the years ended December 31, 2004 and 2005, respectively, compared to the prior years. The decrease during the year ended December 31, 2004 was a result of decreased personnel costs, occupancy costs and depreciation expense resulting from closing four contact centers in the first quarter of 2004 as well as decreases in telecommunications prices which favorably impacted our ability to deliver toll-free customer support. These decreases were partially offset by increased outsourced labor costs associated with outsourcing certain contact center activities. The decrease during the year ended December 31, 2005 was primarily due to decreases in outsourcing costs resulting from lower rates from service providers as well as continued cost savings from the contact center closings completed during the first quarter of 2004.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased from $127.7 million during the year ended December 31, 2003 to $105.0 million during the year ended December 31, 2004. The decrease was primarily due to decreases in legal fees and related costs, bad debt expense and tax-related costs. The decrease in tax-related costs was attributable to state sales tax refunds received in 2004 from taxes paid in previous years resulting from a change in state tax law and our ability to invoice our customers for taxes on Internet access.

General and administrative expenses increased from $105.0 million during the year ended December 31, 2004 to $112.2 million during the year ended December 31, 2005. The increase was primarily due to the state sales tax refunds received during 2004, an increase in legal fees during 2005 and increased professional and investment advisor fees resulting from the formation of the HELIO joint venture in March 2005. These increases were partially offset by decreases in bad debt and payment processing expenses and depreciation expense.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs. Definite life intangible assets, which primarily consist of subscriber bases, software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Acquisition-related amortization decreased 71% from $84.3 million during the year ended December 31, 2003 to $24.4 million during the year ended December 31, 2004 and decreased 50% to $12.3 million during the year ended December 31, 2005. The decreases were primarily the result of several subscriber base assets becoming fully amortized over the past three years and a decrease in subscriber base acquisitions in recent years. Additionally, contributing to the decrease during the year ended December 31, 2004 was the subscriber base acquired in the OneMain.com, Inc. (“OneMain”) transaction becoming fully amortized in September 2003, and contributing to the decrease during the year ended December 31, 2005 was the subscriber base acquired in the Cidco Incorporated (“Cidco”) transaction becoming fully amortized in November 2004. Although we have experienced declines in acquisition-related amortization over the past three years, we expect an increase in 2006 compared to 2005 due to identifiable definite life intangible assets resulting from the acquisitions of Aluria and New Edge.

Facility exit and restructuring costs

2003 costs.   During the first quarter of 2003, we executed a plan to streamline our contact center facilities (the “2003 Plan”). In connection with the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington during the months of February and March 2003. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, we recorded facility exit costs of $36.6 million, including $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

2004 costs.   During the first quarter of 2004, we executed a plan to restructure and further streamline our contact center operations (the “2004 Plan”). Under the 2004 Plan, we closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. In connection with the 2004 Plan, we recorded facility exit costs of $30.2 million, including $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

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

2005 costs.   During the third quarter of 2005, we executed plans to further streamline operations by outsourcing certain contact center and credit and collections activities (the “2005 Plans”). Approximately 227 employees were directly impacted. As a result of the 2005 Plans, we recorded restructuring costs of $1.4 million for severance and personnel related costs.

During year ended December 31, 2005, we increased our estimate for real estate commitments associated with the 2004 Plan by $0.7 million, primarily associated with estimates of operating expenses for various facilities. As a result of the 2005 Plans and the subsequent changes in estimates to the liabilities recorded for our contact center restructurings, we recorded facility exit and restructuring costs of $2.1 million during the year ended December 31, 2005.

Gain (loss) on investments in other companies, net

During the years ended December 31, 2003, 2004 and 2005, we recorded losses of $0.2 million, $1.4 million and $0.9 million, respectively, on certain of our investments in other companies as a result of declines in fair value that were considered to be other than temporary.

During the year ended December 31, 2005, we received $4.4 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”). In applying the cost method, we recorded $0.6 million as a return of our investment based on the carrying value of our investment in EVG, and gains of $3.8 million were included in gain (loss) on investments in other companies, net.

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

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are partially offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the year ended December 31, 2005 included $20.7 million for our proportionate share of HELIO’s net losses offset by $5.1 million of amortization associated with recognizing the difference between the carrying value and fair value of assets contributed. Due to the start-up nature of HELIO’s operations and HELIO’s expected product launches in 2006 compared to 2005, we expect HELIO’s net loss to increase in 2006, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

Interest income and other, net

Interest income and other, net, increased from $5.0 million during the year ended December 31, 2003 to $6.1 million during the year ended December 31, 2004 due to an increase in our average cash and marketable securities balances, which increased from $463.9 million during the year ended December 31,

2003 to $507.4 million during the year ended December 31, 2004. Our cash and investment balances increased as a result of cash provided by operations, partially offset by the repurchase of 12.7 million shares of our common stock for $125.7 million, capital expenditures and the purchases of subscriber bases from several companies. Our weighted average investment yields remained consistent at approximately 1.6% during the years ended December 31, 2003 and 2004.

Interest income and other, net, increased from $6.1 million during the year ended December 31, 2004 to $13.5 million during the year ended December 31, 2005 primarily due to an increase in investment yields, partially offset by a decrease in our average cash and marketable securities balances. Our weighted average investment yields increased from approximately 1.6% during year ended December 31, 2004 to approximately 3.1% during the year ended December 31, 2005, as the U.S. Federal Reserve Bank has increased interest rates. Our average cash and marketable securities balance decreased from $507.4 million during the year ended December 31, 2004 to $446.5 million during the year ended December 31, 2005. Our cash and investment balances decreased as a result of the repurchase of 20.5 million shares of our common stock for $192.6 million, investments in the HELIO joint venture, capital expenditures and the purchases of businesses and subscriber bases, partially offset by cash provided by operations.

Provision for income taxes

The provision for income taxes was $4.5 million and $22.5 million during the years ended December 31, 2004 and 2005, respectively. Although we utilized net operating loss carryforwards (“NOLs”) to offset taxable income in those years, state income and federal and state alternative minimum tax (“AMT”) amounts aggregating $5.4 million were payable in 2005, and the AMT was payable primarily due to the NOL limitations associated with the AMT calculation. Although certain of the AMT amounts can be used in future periods to offset taxable income, we established a valuation allowance for the AMT amounts payable due to uncertainty regarding their realizability, which resulted in an income tax provision of $2.6 million in 2005. The provision for income taxes in 2005 also includes a non-cash deferred tax provision of $17.1 million associated with the utilization of NOLs which were acquired in connection with the acquisitions of OneMain, PeoplePC and Cidco. The increase in the provision for income taxes during the year ended December 31, 2005 compared to the prior year was primarily due to the realization of NOLs of acquired companies and the mix of organic and acquired NOLs realized, because the realization of NOLs of acquired companies results in non-cash, deferred income tax expense. No income tax provision was recognized during the year ended December 31, 2003 due to our net loss.

We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of NOLs, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Facility Exit and Restructuring Costs

During the years ended December 31, 2003, 2004 and 2005, we executed plans to streamline our contact center facilities and operations. Under the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. Under the 2005 Plans, we outsourced certain contact center and credit and collections activities. Approximately 227 employees were directly impacted.

As of December 31, 2005, we had paid all telecommunications service termination costs and employee and personnel related costs related to the 2003 Plan and the 2004 Plan, and substantially all severance and personnel-related costs associated with the 2005 Plans. We realized reduced costs over the past three years as a result of completing the various plans. We expect to incur future cash outflows for real estate obligations through 2010 related to the 2003 Plan and through 2008 related to the 2004 Plan.

The following tables summarize the activity for the liability balances associated with the 2003 Plan, 2004 Plan and 2005 Plans as of and for the years ended December 31, 2003, 2004 and 2005, including changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled and adjustments to the liabilities:

	Facility				Balance
	Exit	Non-Cash			December 31,
	Costs	Items	Adjustments	Payments	2003
	(in thousands)
Severance and personnel-related costs	$10,737	$—	$483	$(11,220)	$—
Real estate and telecommunications costs, including non-cancelable leases	18,207	—	(483)	(7,832)	9,892
Abandoned and disposed assets	7,652	(7,652)	—	—	—
	$36,596	$(7,652)	$—	$(19,052)	$9,892

	Balance	Facility					Balance
	December 31,	Exit	Non-Cash	Deferred Rent			December 31,
	2003	Costs	Items	Reclassification	Adjustments	Payments	2004
	(in thousands)
Severance and personnel-related costs	$—	$10,580	$—	$—	$26	$(10,601)	$5
Real estate and telecommunications costs, including non-cancelable leases	9,892	11,292	—	1,359	(2,069)	(12,089)	8,385
Abandoned and disposed assets	—	8,360	(8,565)	—	205	—	—
	$9,892	$30,232	$(8,565)	$1,359	$(1,838)	$(22,690)	$8,390

	Balance				Balance
	December 31,	Costs			December 31,
	2004	Incurred	Adjustments	Payments	2005
	(in thousands)
Severance and personnel-related costs	$5	$1,403	$—	$(1,343)	$65
Real estate and telecommunications costs, including non-cancelable leases	8,385	—	677	(3,468)	5,594
	$8,390	$1,403	$677	$(4,811)	$5,659

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net income (loss)	$(62,194)	$111,009	$142,780
Non-cash items	172,257	93,344	78,222
Changes in working capital	(8,335)	(16,201)	(32,298)
Net cash provided by operating activities	$101,728	$188,152	$188,704
Net cash provided by (used in) investing activities	$25,003	$(69,070)	$(65,081)
Net cash used in financing activities	$(88,882)	$(108,912)	$(169,239)

Operating activities

Net cash provided by operating activities improved during the year ended December 31, 2004 compared to the prior year, primarily due to a decrease in telecommunications service and equipment costs and operating costs discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During the year ended December 31, 2005, we saw continued declines in telecommunications service and equipment costs and operating costs; however, these declines were offset by a decrease in revenues and an increase in cash used for working capital, which caused net cash provided by operating activities to remain relatively stable during the year ended December 31, 2005 compared to the prior year. Cash flows from operating activities are expected to be adversely affected in 2006 because of operating expenses we expect to incur to fund our growth initiatives; however, we must seek to effectively manage expenses associated with our core access services and our working capital to mitigate the adverse impact our growth initiatives are expected to have on our operating cash flows.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain (loss) on investments in other companies, net. Non-cash items decreased over the past three years primarily due to decreases in depreciation and amortization expense. Partially offsetting the decrease during the year ended December 31, 2005 were net losses of equity affiliate related to our investment in HELIO and deferred income taxes associated with the utilization of acquired NOLs.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased over the past three years primarily due to declines in accrued liabilities for telecommunications costs due largely to decreases in such costs; declines in deferred revenue primarily associated with the PeoplePC deferred service liability, the discontinuation of the PeoplePC bundle sales and overall declines in revenue; and payments for contractual commitments associated with facility exit and restructuring costs.

Investing activities

Our investing activities provided cash of $25.0 million during the year ended December 31, 2003. This consisted of proceeds realized from sales and maturities of marketable securities, net of purchases, of $64.8 million. Partially offsetting these net proceeds was $28.4 million used for capital expenditures, primarily associated with network and technology center related projects and $11.9 million used for the acquisition of subscriber bases from other ISPs, of which $6.3 million related to acquisitions completed in the fourth quarter of 2002.

Our investing activities used cash of $69.1 million during the year ended December 31, 2004. This consisted primarily of $33.7 million for purchases of investments in marketable securities, net of sales and maturities, as a result of investing cash flows generated by operating activities in marketable securities. In addition, we used $29.9 million for capital expenditures, primarily associated with network and technology center related projects; $3.8 million for investments in other companies; and $2.4 million for acquiring subscriber bases from other ISPs, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003.

Our investing activities used cash of $65.1 million during the year ended December 31, 2005. This consisted primarily of $82.3 million for our investment in HELIO. In addition, we used $33.9 million for capital expenditures, primarily associated with network and technology center related projects and customer support related projects. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. We also used

$9.4 million to purchase the assets of Aluria and $6.7 million for acquiring subscriber bases from other ISPs. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases and invest in and acquire other companies. Partially offsetting these investing outlays were proceeds of $63.5 million from sales and maturities of investments in marketable securities, net of purchases, and $4.4 million of distributions received from our equity investments in other companies.

Financing activities

Our financing activities used cash of $88.9 million, $108.9 million and $169.2 million during the years ended December 31, 2003, 2004 and 2005, respectively. This consisted primarily of $90.2 million, $125.7 million and $192.6 million, respectively, used to repurchase 14.8 million, 12.7 million and 20.5 million shares, respectively, of our common stock. Partially offsetting cash used for repurchases were proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase plan of $4.4 million, $17.7 million and $23.4 million during the years ended December 31, 2003, 2004 and 2005, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

As of December 31, 2005, we had the following contractual commitments:

	Year Ending December 31,
				2009 –
	2006	2007	2008	2014
	(in millions)
Non-cancelable operating leases, net of subleases	$14.6	$10.8	$6.0	$52.9
Non-cancelable network service agreements and purchase commitments	54.0	43.6	30.1	—
Notes payable	3.0	1.0	—	—
	$71.6	$55.4	$36.1	$52.9

We lease certain facilities and certain equipment under non-cancelable operating leases expiring in various years through 2014. Access to the Internet for customers outside of our base of owned POPs is provided through capacity leased from a number of third-party providers under non-cancelable network service agreements that expire at various dates through 2008.

During the year ended December 31, 2005, we extended the term of our lease for one of our facilities in Pasadena, California for an additional seven years, from 2007 to 2014. The extension of the lease term increased our aggregate future minimum lease commitment for the facility by $17.1 million, including estimated costs for facility expenses such as property taxes, maintenance and utility costs.

Share Repurchase Program

During 2005, the Board of Directors increased the amount authorized to repurchase our common stock under our share repurchase program by $200.0 million to a total of $550.0 million. Also during 2005, the Board of Directors approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of February 28, 2006, we have utilized approximately $370.7 million pursuant to the authorizations and have $179.3 million available under the current authorization. In the first quarter of 2006, we suspended repurchases of common stock pursuant to our 10b5-1 plan. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Income Taxes

We continue to maintain a valuation allowance against our deferred tax assets of $311.6 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash during the year ending December 31, 2006 for a number of reasons, including cash commitments related to our investment in the HELIO joint venture; expected cash outlays to implement our municipal wireless broadband and VoIP strategic initiatives, including an increase in capital expenditures; the cash consideration for our acquisition of New Edge; and the $50.0 million of cash to be invested in Covad.

In March 2005, we completed the formation of HELIO, a joint venture with SK Telecom, to market wireless voice and data services in the U.S. Pursuant to the Contribution and Formation Agreement, we invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million upon completing the formation of HELIO in March 2005, invested $39.0 million of cash in August 2005, invested $39.5 million of cash in February 2006 and have committed to invest additional cash of $58.5 million in HELIO at various dates through August 2007. We expect the future commitments to invest in HELIO to adversely affect our cash position.

We have expended and will continue to expend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as VoIP services and wireless broadband services. We believe wireless and IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant cash outlays. These uses of cash will be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to add customers that will generate recurring revenues. Additionally, we also expect to continue to use cash to acquire and retain new and existing subscribers.

Capital expenditures are expected to increase in 2006 as we invest in our initiatives for wireless broadband services and IP-based voice services. These initiatives may result in significant capital expenditures to develop, implement and build wireless broadband networks in various municipalities. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time, including, without limitation, the timing and extent of municipal wireless network build-outs and additional awards to build out networks. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

In December 2005, we entered into an agreement to acquire New Edge. Under the terms of the merger agreement, we will acquire 100% of New Edge for approximately $144.6 million, consisting of 2.6 million shares of our common stock and $114.3 million in cash, including cash to be used to satisfy certain liabilities. The completion of the acquisition is subject to regulatory approvals and closing conditions. We may use additional cash to acquire or invest in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that we believe compliment or allow us to execute our strategy, among other potential opportunities.

On March 15, 2006, the Company entered into an agreement with Covad Communications Group, Inc. (“Covad’’) to purchase $10.0 million of Covad’s common stock and $40.0 million of Covad’s Senior Secured Convertible Notes to fund Covad’s network build-outs for line-powered, IP-based voice services. Our investment is part of our overall voice strategy and is expected to finance the expansion of markets in which we are able to offer our EarthLink DSL and Home Phone services. We may use additional cash in the future to further expand the markets in which we are able to offer our IP-based voice services, such as our EarthLink DSL and Home Phone Services.

We will also use cash to continue to pay real estate obligations associated with facilities closed in restructuring our contact center operations.

Due to our expected cash requirements in 2006, we suspended our 10b5-1 plan to repurchase common stock during the first quarter of 2006 so that we may utilize cash provided by operations in the sort-term to fund our growth initiatives.

Our cash requirements depend on numerous factors, including the rate of market acceptance of our and HELIO’s services, our ability to successfully develop new revenue sources, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage, the level of resources required to expand our sales and marketing programs, and general economic developments.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of December 31, 2005, we had $173.3 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $207.8 million and $41.0 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next twelve months. However, as a result of our growth initiatives and other investment activities, we may seek additional financing in the future. We have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce our planned capital expenditures, suspend or reduce our investment activities and/or reduce any of our planned growth initiatives, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. We believe that providing these services to HELIO enables HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO will pay to us will depend on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the year ended December 31, 2005, fees received for services provided to HELIO were $3.0 million.

We market HELIO’s products and services, and during the year ended December 31, 2005, we generated revenues of $0.3 million associated with marketing HELIO’s services.

We purchase wireless Internet access devices and services from HELIO. During the year ended December 31, 2005, fees paid for products and services received from HELIO were $0.9 million.

As of December 31, 2005, we had accounts receivable from HELIO of approximately $0.3 million.

Sprint

Through its ownership interest in us, Sprint was considered a related party during the years ended December 31, 2003 and 2004. Due to sales of shares of our common stock during the year ended December 31, 2005, Sprint is no longer considered a related party. Our marketing relationship with Sprint generated approximately 10% of our total gross organic subscriber additions during the years ended December 31, 2003 and 2004. In connection with our marketing relationship with Sprint, we provide wholesale broadband, narrowband and other services to Sprint. We received approximately $27.3 million and $27.6 million during the years ended December 31, 2003 and 2004, respectively, for these services. The prices for services provided by us to Sprint were negotiated at arms-length. As of December 31, 2004, we had accounts receivable related to these arrangements with Sprint of $6.0 million.

Sprint is one of our principal telecommunications service providers. We paid Sprint approximately $74.0 million and $57.6 million during the years ended December 31, 2003 and 2004, respectively, associated with network and voice services agreements. The prices paid for services purchased from Sprint were negotiated at arms-length. The aggregate amount due to Sprint pursuant to these service agreements was $6.0 million as of December 31, 2004.

Officers and Directors

Our investments in other companies include an investment in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a member of our Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies. Sky Dayton is a founder and director of eCompanies. During the year ended December 31, 2005, we received $4.4 million in cash distributions from EVG.

We have a commercial arrangement with Boingo Wireless, Inc. (“Boingo”). Sky Dayton, a member of EarthLink’s Board of Directors, is the founder and the former Chief Executive Officer of Boingo. During the year ended December 31, 2004, the Company paid Boingo $0.8 million pursuant to various arrangements, including a software license, maintenance and network access agreement and a revenue sharing arrangement. The amounts paid to and received from Boingo during the years ended December 31, 2003 and 2005 were less than $0.1 million.

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

Revenue recognition

Gross versus net revenue recognition.   We maintain relationships with certain telecommunications partners in which we provide services to customers using the “last mile” element of the telecommunications providers’ networks. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the telecommunications partner as revenue. Generally, when we are the primary obligor in the transaction with the subscriber, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue at the amount billed the subscriber. If we are not the primary obligor and/or the telecommunications partner has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes specified in EITF Issue No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income (loss).

Sales incentives.   We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. We also market our products and services through retailers. We pay fees to retailers, manufacturers or other marketing partners for marketing our products and services. Depending on the nature of the arrangement, the marketing partners may purchase our products and services in addition to providing marketing services. For these types of arrangements, management uses the guidance provided in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s products or services and should be classified as a reduction of revenue. If the retailer or manufacturer does not purchase our products or services, we classify the fees as a sales and marketing expense when incurred because the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-9 does not apply. If the retailer or manufacturer purchases and then resells our products or services, we account for the fees as a reduction in revenue because the consideration is presumed to be a reduction of the selling price of our products or services; however, if we receive an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, we classify the fees as operating expenses. Management applies judgment in determining whether a retailer or manufacturer is reselling our products and services or solely providing marketing services. Any change in this determination would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not generally affect net income (loss).

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. With respect to receivables due from consumers, our policy is to specifically reserve for all consumer receivables 60 days or more past due and provide additional reserves for receivables less than 60 days past due based on expected write-offs. We provide reserves for commercial accounts receivable and periodically evaluate commercial accounts receivable and provide specific reserves when accounts are deemed uncollectible. Commercial accounts receivable are written off when management determines there is no possibility of collection.

In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical write-off experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of classes of customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred tax asset valuation allowance

We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Based on management’s assessment, a valuation allowance has been established for all of our deferred tax assets as of December 31, 2005, primarily net operating loss carryforwards, due to uncertainty regarding their realization. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders’ equity, reducing goodwill and/or increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Restructuring and facility exit costs

From time to time, we acquire businesses and identify personnel of the acquired business that will be terminated and facilities used by the acquired business that we will close and exit. We have also closed facilities to streamline our business. Restructuring-related liabilities, including reserves for facility exit costs, include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include estimating the future operating expenses to be incurred for the facilities, anticipating the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. For acquired facilities to be closed that are subject to long-term lease agreements, the remaining liability under the lease, including estimated operating expenses, estimated tenant improvement costs and brokerage and other related costs net of expected sublease recovery, is recognized as a liability at the date of acquisition, and the liability is included in the fair values of identifiable assets acquired and liabilities assumed. If the facility to be closed is not associated with an acquisition, we accrue the estimated future costs of the lease obligation, net of estimated sublease income, and record facility exit costs in the statements of operations. Our current facility exit cost liabilities include $15.3 million of lease commitments and $9.7 million of sublease income.

If the real estate and leasing markets change or if existing subtenants experience financial difficulty, sublease amounts could vary significantly from the amounts estimated, resulting in a material change to our recorded liability. We record any changes to the liability for facilities associated with an acquisition in the statements of operations if such change is more than one year from the date of acquisition, and we record any adjustments to liabilities associated with facility exit costs as facility exit costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information and such adjustments have periodically resulted in additional expense. Adjustments to our recorded liabilities for future lease obligations associated with vacated facilities could adversely or favorably affect future operating results.

Recoverability of noncurrent assets

Our indefinite life intangible assets consist primarily of goodwill. As of December 31, 2005, the carrying value of goodwill and other indefinite life intangible assets was $104.1 million. We account for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets deemed to have indefinite lives be tested for impairment at least annually. We perform an impairment test of our goodwill and other indefinite life intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. We are one reporting unit and, consequently, we test our indefinite life intangible assets in the aggregate. Our impairment test entails comparing the aggregate market value of our outstanding securities plus our liabilities to the aggregate carrying value of our assets, including goodwill and other indefinite life intangible assets. Based on our test during the fourth quarter of 2005, we concluded that there was no impairment of our goodwill and other indefinite life intangible assets. Our business is subject to competitive pressures and our stock price is volatile. Therefore, it is possible that the values assigned to goodwill and other indefinite life intangible assets could be adversely impacted in the future by competition, changes in our stock price or other factors outside of our control. If management determines that events or circumstances have occurred which could result in an other than temporary impairment of indefinite life intangible assets, we may be required to record a significant impairment adjustment, which would reduce earnings.

For noncurrent assets such as property and equipment, subscriber bases and investments in other companies, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management’s best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets of $91.9 million could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

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

The assessment as to whether the investee is a VIE, whether we are the primary beneficiary, and whether we can exert significant influence over or control the operating and financial policies of the investee requires estimates and judgments. We have an investment in one VIE, EVG, but management has determined that we are not the primary beneficiary. Management determined that the other investees are not VIEs and that we cannot significantly influence the operating and financial policies of any of the investees other than HELIO. Consequently, investments in other companies, other than our investment in HELIO, are included in other long-term assets and are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. We have one investment in a company accounted for under the cost method whose stock has a readily determinable market value. When our investment has a readily determinable market value based on quoted prices on a national exchange, we adjust the carrying value of the investment to market value through “unrealized gains (losses) on investments” which is included as a component of stockholders’ equity.

With respect to our investment in the HELIO joint venture, management determined HELIO did not qualify as a VIE, but we are able to exert significant influence over HELIO’s operating and financial policies. As a result, we apply the equity method to our investment in HELIO and record our proportionate share of HELIO’s net income (loss) in our statement of operations as “net earnings (losses) of equity affiliates,” which is expected to adversely affect our net results in the near term. However, this accounting treatment is subject to change as HELIO enters into financial and operating arrangements that impact the joint venture partners’ economic and voting interests.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after June 15, 2005. We adopted SFAS No. 123 (R) on January 1, 2006 based on the new effective date announced by the SEC and applied the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will adversely impact our reported results of operations, although it will have no impact on our overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2011 for stock options unexercised as of December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $33.3 million before considering estimated forfeitures. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the characteristics of our stock on the dates of grant, as well as the actual forfeiture rates we experience.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of investments in a variety of securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of December 31, 2004 and 2005. The following table summarizes the amortized costs and fair value of our cash equivalents and short- and long-term investments by security type as of December 31, 2004 and 2005.

	As of December 31, 2004		As of December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Government agency notes	$150,394	$149,690	$148,084	$147,575
Asset-backed (including auction rate) securities	117,449	117,406	90,058	90,045
Corporate notes	45,057	44,964	28,514	28,489
Commercial paper	—	—	48,807	48,784
	$312,900	$312,060	$315,463	$314,893

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004 and 2005. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2004		As of December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$—	$—	$66,068	$66,068
Weighted average interest rate	—		4.3%
Weighted average maturity (mos.)	—		1.2
Included in marketable securities-short-term	$254,220	$253,572	$208,265	$207,845
Weighted average interest rate	2.1%		4.0%
Weighted average maturity (mos.)*	3.7		3.9
Included in marketable securities-long-term	$58,680	$58,488	$41,130	$40,980
Weighted average interest rate	2.5%		4.2%
Weighted average maturity (mos.)	19.5		22.1

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

Item 8.                        Financial Statements and Supplementary Data.

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EarthLink, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005 of EarthLink, Inc. and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2006

EARTHLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$218,910	$173,294
Investments in marketable securities	253,572	207,845
Accounts receivable, net of allowance of $7,903 and $8,054 as of December 31, 2004 and 2005, respectively	30,733	35,733
Due from HELIO	—	300
Prepaid expenses	15,630	14,225
Other current assets	10,846	13,121
Total current assets	529,691	444,518
Long-term investments in marketable securities	58,488	40,980
Investment in HELIO	—	67,143
Property and equipment, net	77,468	73,177
Purchased intangible assets, net	16,670	16,278
Goodwill	107,962	101,125
Other long-term assets	15,171	5,928
Total assets	$805,450	$749,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,190	$31,578
Accrued payroll and related expenses	35,966	37,741
Other accounts payable and accrued liabilities	102,714	84,139
Deferred revenue	62,861	58,359
Total current liabilities	246,731	211,817
Deferred revenue, net of current portion	3,296	716
Other long-term liabilities	7,816	14,752
Total liabilities	257,843	227,285
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2004 and 2005	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 178,765 and 181,962 shares issued as of December 31, 2004 and 2005, respectively, and 148,720 and 131,390 shares outstanding as of December 31, 2004 and 2005, respectively	1,788	1,820
Additional paid-in capital	1,971,208	1,997,906
Warrants to purchase common stock	1,223	259
Accumulated deficit	(1,192,762)	(1,049,982)
Treasury stock, at cost, 30,045 and 50,572 shares, respectively, as of December 31, 2004 and 2005	(230,056)	(422,619)
Unrealized gains (losses) on investments	201	(653)
Deferred compensation	(3,995)	(4,867)
Total stockholders’ equity	547,607	521,864
Total liabilities and stockholders’ equity	$805,450	$749,149

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Revenues:
Narrowband access	$965,025	$874,010	$742,757
Broadband access	361,124	419,411	441,736
Web hosting	49,902	47,547	40,670
Advertising and other value-added services	25,879	41,234	64,909
Total revenues	1,401,930	1,382,202	1,290,072
Operating costs and expenses:
Telecommunications service and equipment costs	519,149	431,162	366,654
Sales incentives	21,176	10,040	8,323
Total cost of revenues	540,325	441,202	374,977
Sales and marketing	382,965	417,250	390,172
Operations and customer support	297,045	255,192	233,907
General and administrative	127,664	105,043	112,173
Acquisition-related amortization	84,299	24,363	12,267
Facility exit and restructuring costs	36,596	28,394	2,080
Total operating costs and expenses	1,468,894	1,271,444	1,125,576
Income (loss) from operations	(66,964)	110,758	164,496
Net losses of equity affiliate (HELIO)	—	—	(15,608)
Gain (loss) on investments in other companies, net	(202)	(1,420)	2,877
Interest income and other, net	4,972	6,131	13,491
Income (loss) before income taxes	(62,194)	115,469	165,256
Provision for income taxes	—	4,460	22,476
Net income (loss)	(62,194)	111,009	142,780
Deductions for accretion dividends	(4,586)	—	—
Net income (loss) attributable to common stockholders	$(66,780)	$111,009	$142,780
Basic net income (loss) per share	$(0.42)	$0.72	$1.04
Diluted net income (loss) per share	$(0.42)	$0.70	$1.02
Basic weighted average common shares outstanding	157,321	154,233	137,080
Diluted weighted average common shares outstanding	157,321	157,815	139,950

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

									Unrealized		Total	Total
				Additional		Accumu-			Gain (Losses)	Deferred	Stock-	Compre-
Preferred Stock		Common Stock		Paid-in		lated	Treasury Stock		on Invest-	Compen-	holders’	hensive
Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Shares	Amount	ments	sation	Equity	Income (Loss)
(in thousands)
Balance as of December 31, 2002	17,979		$180	157,263	$1,573	$1,939,960	$1,223	$(1,236,991)	(2,551)	$(14,176)	$531	$—	$692,300
Conversions of Series A convertible preferred stock to common stock	(1,143	_)	(11)	1,137	11		—	—	—	—	—	—	—	$ —
Conversions of Series B convertible preferred stock to common stock	(16,836)		(169)	16,779	168	1	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock	—		—	—	—	4,586	—	(4,586)	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—		—	1,010	10	3,220	—	—	—	—	—	—	3,230	—
Issuance of common stock pursuant to employee stock purchase plan	—		—	221	2	1,128	—	—	—	—	—	—	1,130	—
Issuance of restricted stock units	—		—	—	—	210	—	—	—	—	—	(210)	—	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	13	13	—
Repurchase of common stock	—		—	—	—	—	—	—	(14,817)	(90,168)	—	—	(90,168)	—
Unrealized holding losses on certain investments	—		—	—	—	—	—	—	—	—	(648)	—	(648)	(648)
Net loss	—		—	—	—	—	—	(62,194)	—	—	—	—	(62,194)	(62,194)
Total comprehensive loss														(62,842)
Balance as of December 31, 2003	—		—	176,410	1,764	1,949,105	1,223	(1,303,771)	(17,368)	(104,344)	(117)	(197)	543,663
Issuance of common stock pursuant to exercise of stock options	—		—	2,120	21	15,846	—	—	—	—	—	—	15,867
Issuance of common stock pursuant to employee stock purchase plan	—		—	223	2	1,694	—	—	—	—	—	—	1,696	—
Issuance of restricted stock units	—		—	—	—	4,431	—	—	—	—	—	(4,431)	—	—
Vesting of restricted stock units and issuance of phantom share units	—		—	12	1	132	—	—	—	—	—	—	133	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	633	633	—
Repurchase of common stock	—		—	—	—	—	—	—	(12,677)	(125,712)	—	—	(125,712)	—
Unrealized holding gains on certain investments	—		—	—	—	—	—	—	—	—	318	—	318	318
Net income	—		—	—	—	—	—	111,009	—	—	—	—	111,009	111,009
Total comprehensive income														111,327
Balance as of December 31, 2004	—		—	178,765	1,788	1,971,208	1,223	(1,192,762)	(30,045)	(230,056)	201	(3,995)	547,607
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	—		—	3,150	32	22,876	—	—	—	—	—	—	22,908	—
Issuance of common stock pursuant to employee stock purchase plan	—		—	47	—	444	—	—	—	—	—	—	444	—
Issuance of restricted stock units and phantom share units, net	—		—	—	—	2,048	—	—	—	—	—	(2,001)	47	—
Amortization of deferred compensation	—		—	—	—	—	—	—	—	—	—	1,129	1,129	—
Stock-based compensation expense	—		—	—	—	366	—	—	—	—	—	—	366	—
Repurchase of common stock	—		—	—	—	—	—	—	(20,527)	(192,563)	—	—	(192,563)	—
Expiration of warrants	—		—	—	—	964	(964)	—	—	—	—	—	—	—
Unrealized holding losses on certain investments											(854)	—	(854)	$(854)
Net income	—		—	—	—	—	—	142,780	—	—	—	—	142,780	142,780
Total comprehensive income														$141,926
Balance as of December 31, 2005	—	$—	181,962	$1,820	$1,997,906	$259	$(1,049,982)	(50,572)	$(422,619)	$(653)	$(4,867)	$521,864

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,194)	$111,009	$142,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,244	79,219	47,138
Loss (gain) on disposals and impairments of fixed assets	7,798	10,103	(73)
Loss (gain) on investments in other companies, net	202	1,420	(2,877)
Net losses of equity affiliate	—	—	15,608
Stock-based compensation expense	13	633	1,542
Deferred income taxes	—	1,969	17,139
Other adjustments	—	—	(255)
Decrease (increase) in accounts receivable, net	17,618	4,852	(6,254)
Decrease in prepaid expenses and other assets	8,533	74	4,630
Decrease in accounts payable and accrued and other liabilities	(27,599)	(11,746)	(22,306)
Decrease in deferred revenue	(6,887)	(9,381)	(8,368)
Net cash provided by operating activities	101,728	188,152	188,704
Cash flows from investing activities:
Purchases of property and equipment	(28,445)	(29,890)	(33,879)
Purchases of subscriber bases	(11,867)	(2,419)	(6,690)
Proceeds from sales of fixed assets	542	733	124
Investments in marketable securities
Purchases	(477,663)	(540,881)	(411,006)
Sales and maturities	542,436	507,222	474,512
Investments in and net advances to HELIO	—	—	(82,301)
Amounts paid for sale of net liabilities to HELIO	—	—	(929)
Purchase of business, net of cash acquired	—	—	(9,352)
Investments in other companies	—	(3,835)	—
Distributions received from investments in other companies	—	—	4,440
Net cash provided by (used in) investing activities	25,003	(69,070)	(65,081)
Cash flows from financing activities:
Principal payments under capital lease obligations	(3,074)	(896)	(28)
Proceeds from stock options exercised, employee stock purchase plan purchases and issuances of phantom share units	4,360	17,696	23,352
Purchases of treasury stock	(90,168)	(125,712)	(192,563)
Net cash used in financing activities	(88,882)	(108,912)	(169,239)
Net increase (decrease) in cash and cash equivalents	37,849	10,170	(45,616)
Cash and cash equivalents, beginning of year	170,891	208,740	218,910
Cash and cash equivalents, end of year	$208,740	$218,910	$173,294
Purchase of business:
Cash paid, net of cash acquired	$—	$—	$9,352
Net liabilities incurred and assumed	—	—	4,203
Intangible assets acquired	$—	$—	$13,555

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

In March 2005, the Company completed the formation of HELIO (formerly SK-EarthLink), a joint venture with SK Telecom Co., Ltd. (“SK Telecom”). HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SK Telecom each have a 50 percent voting and economic ownership interest in HELIO.

2.   Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; fair values of investments; contingent liabilities and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenues

General.   EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as EarthLink’s service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Revenues are recorded as earned.

Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access and wireless access services. Narrowband access revenues also include installation fees, usage fees early termination fees and revenues associated with the activation and sale of Internet appliances used to obtain Internet access services. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including digital subscriber line (“DSL”), cable, satellite, fixed wireless and dedicated circuit services. Broadband access revenues also include installation, shipping and equipment revenues as

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as activation and early termination fees. Web hosting revenues consist of fees earned by leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising and other value-added services revenues consist of revenues earned from EarthLink’s partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. Advertising and other value-added services revenues also include revenues from certain ancillary services sold as add-on features to the Company’s Internet services, such as email storage and security products.

Advertising and other value-added services revenues include amounts derived from selling other companies’ products and services to EarthLink subscribers, subscribers using and buying other vendors’ products and services, and other companies purchasing advertising on EarthLink’s online properties, among other activities. Advertising revenues are recorded when earned based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

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

Cost of Revenues

Cost of revenues include telecommunications service and equipment costs and sales incentives. Telecommunications service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company’s Internet access services; fees paid to content providers for information provided on the Company’s online properties, including the Company’s Personal Start PageTM; the costs of equipment sold to customers for use with the Company’s narrowband and broadband Internet access services; activation and deactivation fees paid to the Company’s network providers for the provisioning and disconnection of services; and depreciation of network equipment.

Sales incentives include the cost of promotional products and services provided to potential and new subscribers, including free Internet access on a trial basis and free modems and other hardware. EarthLink accounts for sales incentives in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which requires the costs of sales incentives to be classified as cost of revenues.

The Company also pays fees to retailers, manufacturers or other marketing partners for marketing EarthLink’s products and services. Depending on the nature of the arrangement, the marketing partners

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may purchase EarthLink’s products and services in addition to providing marketing services. If the retailer or manufacturer does not purchase EarthLink’s products or services, the Company classifies the fees as sales and marketing expenses when incurred. In this scenario, the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-09 does not apply. If the retailer or manufacturer purchases and then resells EarthLink’s products or services, the Company accounts for the fees as a reduction in revenue in accordance with EITF Issue No. 01-09 because the consideration is presumed to be a reduction of the selling price of EarthLink’s products or services; however, if the Company receives an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, the Company classifies the fees as operating expenses.

Certain Risks and Concentrations

Credit Risk.   By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities and trade receivables. The Company’s cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. As of December 31, 2004 and 2005, two companies each accounted for more than 10% of gross accounts receivable.

Regulatory Risk.   EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to “Regulatory Environment” in the Business section of this 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company’s contracts with broadband access providers.

Supply Risk.   The Company’s business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently purchased from a limited number of telecommunications service providers. Telecommunications service providers have recently merged and may continue to merge, which would reduce the number of suppliers from which the Company could purchase telecommunications services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company also relies on the reliability, capacity and effectiveness of its outsourced contact center service providers. The Company purchases contact center services from several geographically dispersed service providers. The contact center service providers may become subject to financial, economic and political risks beyond the Company’s or the providers’ control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain subscribers. The Company’s marketing strategies

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include national branding campaigns comprised of television, radio, Internet, print and outdoor advertising. Marketing and advertising costs to promote the Company’s products and services are expensed in the period incurred. The Company also uses direct mail advertising, and the Company incurs production, printing, mailing and postage related to its direct mail advertising activities. Media and direct mail production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising expenses were $173.0 million, $224.4 million and $245.7 million during the years ended December 31, 2003, 2004 and 2005, respectively. Prepaid advertising expenses were $3.0 million and $2.0 million as of December 31, 2004 and 2005, respectively.

During the years ended December 31, 2003, 2004 and 2005, EarthLink incurred various shipping charges in connection with providing welcome kits to new customers and shipping equipment. The Company classifies shipping and handling charges associated with welcome kits as sales and marketing expenses, which were $2.6 million, $1.8 million and $1.2 million during the years ended December 31, 2003, 2004 and 2005, respectively, because the Company does not invoice the customer for the welcome kits or the associated shipping. All other shipping and handling costs are included in cost of revenues.

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

EarthLink accounts for costs incurred to develop software for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires such costs be capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software are expensed as incurred.

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

Net Income (Loss) per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net income (loss) attributable to common stockholders divided by the weighted average number

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants restricted stock units and phantom share units (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2004 and 2005:

	Year Ended December 31,
	2004	2005
	(in thousands, except per share data)
Net income attributable to common stockholders (A)	$111,009	$142,780
Basic weighted average common shares outstanding (B)	154,233	137,080
Dilutive effect of Common Stock Equivalents	3,582	2,870
Diluted weighted average common shares outstanding (C)	157,815	139,950
Basic net income per share (A/B)	$0.72	$1.04
Diluted net income per share (A/C)	$0.70	$1.02

Common Stock Equivalents for the year ended December 31, 2004 included an average of 12.5 million options, warrants and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 9.0 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the year ended December 31, 2004.

Common Stock Equivalents for the year ended December 31, 2005 included an average of 11.2 million options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 9.9 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the year ended December 31, 2005, but these options, warrants and restricted stock units could be dilutive in future periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the year ended December 31, 2003 because such inclusion would have an anti-dilutive effect due to the Company’s net loss. The Common Stock Equivalents for the year ended December 31, 2003 would have included outstanding options and warrants with exercise prices less than the average closing price of the Company’s common stock during the period, outstanding shares of Series A and Series B convertible preferred stock on an as converted basis and restricted stock units.

Stock-Based Compensation

As of December 31, 2005, EarthLink had various stock-based compensation plans, which are more fully described in Note 11, “Stock Compensation Plans and Warrants.” EarthLink accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and are valued using the Black-Scholes model.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, no stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under stock-based compensation plans have an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent the Company modifies stock options subsequent to the grant date, the Company records compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees is reflected in net income (loss) as services are rendered. During the year ended December 31, 2005, the Company recognized $0.4 million of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to HELIO. During the years ended December 31, 2003 and 2004, the Company recognized no amounts of compensation expense for stock options. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income (loss) attributable to commonstockholders, as reported	$(66,780)	$111,009	$142,780
Add: Stock-based compensation expense associated with stock options included in reported net income (loss)	—	—	366
Deduct: Stock-based compensation expense determined using a fair value based method for all stock options	(40,681)	(23,311)	(15,900)
Pro forma net income (loss) attributable to common stcokholders	$(107,461)	$87,698	$127,246
Basic net income (loss) per share:
As reported	$(0.42)	$0.72	$1.04
Pro forma	$(0.68)	$0.57	$0.93
Diluted net income (loss) per share:
As reported	$(0.42)	$0.70	$1.02
Pro forma	$(0.68)	$0.57	$0.92

The fair value of stock options used to compute pro forma net income (loss) attributable to common stockholders is the estimated fair value as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Dividend yield	0%	0%	0%
Expected volatility	70%	58%	49%
Risk-free interest rate	3.35%	3.59%	4.03%
Expected life	5.6 years	4.3 years	4.7 years

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during the years ended December 31, 2003, 2004 and 2005 was $4.34, $4.71 and $4.65, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the years ended December 31, 2003, 2004 and 2005, these amounts included changes in unrealized gains and losses on certain investments classified as available-for-sale. The amounts are presented net of tax-related effects, which management estimated to be approximately zero.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds and commercial paper.

Investments in Marketable Securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than 90 days and with maturities less than one year from the balance sheet date are considered short-term investments. Short-term investments also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management’s view. Investments with original maturities greater than 90 days and with maturities greater than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, are considered long-term investments. The Company has invested in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). Realized gains and losses are included in interest income and other, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

Allowance for Doubtful Accounts

EarthLink maintains an allowance for doubtful accounts for estimated losses resulting from the inability of EarthLink’s customers to make payments. In assessing the adequacy of the allowance for

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs and the general economic environment. If the financial condition of EarthLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. With respect to receivables due from consumers, the Company’s policy is to specifically reserve for all receivables 60 days or more past due and provide additional reserves for receivables less than 60 days past due based on expected write-offs. EarthLink provides reserves for commercial accounts receivable and periodically evaluates commercial accounts receivable and provides specific reserves when accounts are deemed uncollectible. The Company’s allowance for doubtful accounts was $7.9 million and $8.1 million as of December 31, 2004 and 2005, respectively. The Company recorded bad debt expense of $33.4 million, $26.3 million and $22.6 million during the years ended December 31, 2003, 2004 and 2005, respectively. The Company’s write-offs of uncollectible accounts were $32.5 million, $24.3 million and $22.4 million during the years ended December 31, 2003, 2004 and 2005, respectively.

Investments in Other Companies

Minority investments in other companies are included in other long-term assets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the consolidated statement of operations.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. During the years ended December 31, 2003, 2004 and 2005, the Company recognized losses due to other-than-temporary declines of the value of investments of $0.2 million, $1.4 million and $0.9 million, respectively. These losses are included in gain (loss) on investments in other companies, net, in the Consolidated Statements of Operations.

Variable Interest Entities

The Company applies the guidance prescribed in FIN No. 46, “Consolidation of Variable Interest Entities,” to determine if the Company must consolidate the results of companies in which the Company has invested. Variable interest entities (“VIEs”) are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if it is determined that the Company absorbs a majority of the expected losses and/or receives a majority of the expected returns. In determining if an investee is a VIE and whether EarthLink must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether EarthLink is the primary beneficiary. Management generally performs this assessment at the date EarthLink becomes involved with the entity and upon changes in the capital structure or related governing documents of the entity.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has concluded that one entity in which the Company has invested is a VIE, eCompanies Venture Group, L.P. (“EVG”). EVG is a limited partnership formed to invest in domestic emerging Internet-related companies. The Company made capital investments in EVG totaling $10.0 million during the years ended December 31, 1999 and 2000, and through these investments is a limited partner investor. The Company does not consolidate the results of EVG because management has determined that the Company is not the primary beneficiary. The Company has no exposure to loss as a result of its involvement in EVG, as the carrying value of the Company’s investment in EVG as of December 31, 2005 was zero. In addition, the Company is not required to make any contributions. Management has concluded that the Company did not have any other arrangements with entities that qualify as a VIE and, accordingly, does not consolidate the results of any other investees.

Investment in HELIO

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. The Company determined that HELIO does not qualify as a VIE under FIN No. 46, so consolidation pursuant to FIN No. 46 is not required. In accordance with the equity method of accounting, EarthLink’s investment in HELIO was recorded at original cost and is adjusted to recognize EarthLink’s proportionate share of HELIO’s net income (loss), amortization of basis differences and additional contributions made.

The Company records its proportionate share of HELIO’s net income (loss) and amortization of basis differences in net losses of equity affiliate in the Consolidated Statements of Operations. During the year ended December 31, 2005, the Company recorded $20.7 million of equity method losses related to its HELIO investment, partially offset by $5.1 million of amortization associated with the difference between the carrying value and fair value of assets contributed. See Note 6, “Investments.”

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short- and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers, telecommunications equipment and furniture and other office equipment and 15 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income and other, net, or as facility exit and restructuring costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

Goodwill and Purchased Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting, which is the required method pursuant to SFAS No. 141, “Business Combinations.” Purchased intangible assets consist primarily of subscriber bases, software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. When management determines material intangible assets are acquired in conjunction with the purchase of a company, EarthLink undertakes a study by an independent third party to determine the allocation of the purchase price to the intangible assets acquired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated useful lives.

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and certain intangible assets deemed to have indefinite lives. SFAS No. 142 requires the Company to test its goodwill and other indefinite life intangible assets for impairment at least annually. The Company performs an impairment test of its goodwill and other indefinite life intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate the indefinite life intangible assets might be permanently impaired. The Company is one reporting unit and, consequently, tests its indefinite life intangible assets in the aggregate. The Company’s impairment test entails comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. If the aggregate market value of the Company’s outstanding securities plus its liabilities is less than the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets, the Company would compare the estimated fair value of goodwill and other indefinite life intangible assets to the corresponding book value of goodwill and other indefinite life intangible assets and record an impairment loss to the extent the book value exceeds the estimated fair value. The Company determined that its goodwill and other indefinite life intangible assets were not impaired based on its annual test during the years ended December 31, 2003, 2004 and 2005.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite life intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, EarthLink recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Leases

The Company accounts for lease agreements in accordance with SFAS No. 13, “Accounting for Leases,” which requires categorization of leases at their inception as either operating or capital leases depending on certain criteria. The Company recognizes rent expense for operating leases on a straight-line basis without regard to deferred payment terms, such as rent holidays or fixed escalations. Incentives are treated as a reduction of the Company’s rent costs over the term of the lease agreement. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent.

Facility Exit and Restructuring Costs

The Company accounts for facility exit and restructuring costs in accordance with SFAS No. 144 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as facility exit and restructuring costs in the Consolidated Statements of Operations.

Segments

The Company operates in one principal business segment, Internet access. Substantially all of the Company’s operating results and identifiable assets are in the U.S.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123 (R) to be the first annual reporting period that begins after June 15, 2005. EarthLink adopted SFAS No. 123 (R) on January 1, 2006 based on the new effective date announced by the SEC and applied the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will adversely impact the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2011 for stock options unexercised as of December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $33.3 million before considering estimated forfeitures. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the characteristics of EarthLink’s common stock on the dates of grant as well as the actual forfeiture rates of stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

3.   Acquisitions and Asset Purchases

Aluria Software LLC

In September 2005, the Company acquired the assets of Aluria Software LLC (“Aluria”), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers, for $13.4 million, which consisted of $9.3 million in cash and notes payable of $4.1 million. The acquisition of Aluria enables EarthLink to enhance and improve the Company’s suite of protection applications.

The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations.” The Company assumed net liabilities of approximately $0.1 million, and allocated $3.1 million to identifiable definite life intangible assets, primarily acquired software and technology, resulting in $10.4 million of goodwill. The amounts of identifiable intangible assets acquired were based on an independent appraisal. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired software and technology is being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to six years, from the date of the acquisition. The pro forma effect of the transaction is not material.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Edge

In December 2005, EarthLink entered into an agreement to acquire New Edge Holding Company (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. Under the terms of the merger agreement, EarthLink will acquire 100% of New Edge in a merger transaction for approximately $144.6 million, consisting of 2.6 million shares of EarthLink common stock and $114.3 million in cash, including cash to be used to satisfy certain liabilities. The completion of the acquisition is subject to regulatory approvals and closing conditions.

4.   Facility Exit and Restructuring Costs

During the year ended December 31, 2003, EarthLink executed a plan to streamline its contact center facilities (the “2003 Plan”). In connection with the 2003 Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact center facilities resulted in the termination of 1,220 employees and the net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, EarthLink recorded facility exit costs of $36.6 million, including $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals.

During the year ended December 31, 2004, EarthLink executed a plan to restructure and further streamline its contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. As a result of the 2004 Plan, EarthLink recorded facility exit costs of $30.2 million, including $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals.

During the year ended December 31, 2005, EarthLink executed plans to further streamline operations by outsourcing certain contact center and credit and collections activities (the “2005 Plans”). Approximately 227 employees were directly impacted. As a result of the 2005 Plans, EarthLink recorded $1.4 million of restructuring costs for severance and personnel-related costs.

EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Consolidated Statements of Operations. During the year ended December 31, 2004, EarthLink reduced its estimates for real estate commitments associated with the 2003 Plan and 2004 Plan by $2.0 million based on events occurring during the period and realized additional expense of $0.2 million associated with the disposal and write-down of property and equipment, net of proceeds received. As a result, EarthLink reduced its facility exit costs by $1.8 million during the year ended December 31, 2004. During the year ended December 31, 2005, EarthLink increased its estimate for real estate commitments by $0.7 million for the 2003 Plan and 2004 Plan based on events occurring during the period.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize activity for the liability balances associated with the 2003 Plan, the 2004 Plan and the 2005 Plans for the years ended December 31, 2003, 2004 and 2005, including changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled and adjustments to the liabilities:

	Facility				Balance
	Exit	Non-Cash			December 31,
	Costs	Items	Adjustments	Payments	2003
	(in thousands)
Severance and personnel-related costs	$10,737	$—	$483	$(11,220)	$—
Real estate and telecommunications costs, including non-cancelable leases	18,207	—	(483)	(7,832)	9,892
Abandoned and disposed assets	7,652	(7,652)	—	—	—
	$36,596	$(7,652)	$—	$(19,052)	$9,892

	Balance	Facility					Balance
	December 31,	Exit	Non-Cash	Deferred Rent			December 31,
	2003	Costs	Items	Reclassification	Adjustments	Payments	2004
	(in thousands)
Severance and personnel-related costs	$—	$10,580	$—	$—	$26	$(10,601)	$5
Real estate and telecommunications costs, including non-cancelable leases	9,892	11,292	—	1,359	(2,069)	(12,089)	8,385
Abandoned and disposed assets	—	8,360	(8,565)	—	205	—	—
	$9,892	$30,232	$(8,565)	$1,359	$(1,838)	$(22,690)	$8,390

	Balance				Balance
	December 31,	Costs			December 31,
	2004	Incurred	Adjustments	Payments	2005
	(in thousands)
Severance and personnel-related costs	$5	$1,403	$—	$(1,343)	$65
Real estate and telecommunications costs, including non-cancelable leases	8,385	—	677	(3,468)	5,594
	$8,390	$1,403	$677	$(4,811)	$5,659

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2005, approximately $1.2 million and $2.5 million associated with the 2003 Plan and 2004 Plan, respectively, was classified as long-term.

5.   Goodwill and Purchased Intangible Assets

Goodwill

Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill and other indefinite life intangible assets might be permanently impaired. During the years ended December 31, 2003, 2004 and 2005, the Company’s tests indicated its goodwill and other indefinite life intangible assets were not impaired.

During the years ended December 31, 2004 and 2005, goodwill decreased $2.0 million and $17.1 million, respectively, due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. (“PeoplePC”) and Cidco Incorporated. During the year ended December 31, 2005, goodwill increased

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10.4 million as a result of the acquisition of Aluria. During the year ended December 31, 2004, goodwill decreased $5.3 million as a result of reducing or eliminating contingent liabilities related to taxes established at the acquisition of PeoplePC that were not considered probable of being paid.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2005.

	As of December 31, 2004			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Definite life intangible assets	$330,278	$(316,608)	$13,670	$340,636	$(327,358)	$13,278
Indefinite life intangible asset			3,000			3,000
Total			$16,670			$16,278

Acquisition-related amortization in the Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005 represents the amortization of definite life intangible assets. The Company’s definite life intangible assets primarily consist of subscriber bases, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs that are not deemed to have indefinite lives. Definite life intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three years for subscriber bases and one to six years for acquired software and technology. The weighted average amortization periods are 3.0 years for subscriber base assets and 4.3 years for software and technology. Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $6.4 million, $4.0 million, $2.1 million, $0.3 million, $0.3 million and $0.2 million during the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

In connection with the formation of HELIO and the transfer of 27,000 wireless subscribers to HELIO, EarthLink reclassified a subscriber base asset with a net book value of $0.4 million associated with certain wireless subscribers to its investment in HELIO during the year ended December 31, 2005. The subscriber base asset had a cost basis of $1.9 million and accumulated amortization of $1.5 million.

6.   Investments

Investments in Marketable Securities

The following table summarizes proceeds received from sales of available-for-sale securities and realized gains and losses from sales of available-for-sale securities, excluding sales of asset-baked auction rate securities on the interest rate reset date which have historically not resulted in any gain or loss, for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Proceeds from sales of investments	$52,851	$58,439	$—
Realized gains from sales of investments	336	77	—
Realized losses from sales of investments	(10)	(105)	—

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities based primarily on quoted market prices as of December 31, 2004 and 2005:

	As of December 31, 2004				As of December 31, 2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value	Cost	Losses	Gains	Value
(in thousands)
Short-term

Government agency notes	$104,493	$(522)	$—	$103,971	$101,226	$(376)	$—	$100,850
Asset-backed (including auction rate) securities	115,179	(30)	—	115,149	85,107	—	—	85,107
Corporate notes	34,548	(96)	—	34,452	12,445	(24)	3	12,424
Commercial paper	—	—	—	—	9,487	(23)	—	9,464
	$254,220	$(648)	$—	$253,572	$208,265	$(423)	$3	$207,845
Long-term
Government agency notes	$45,901	$(182)	$—	$45,719	$20,110	$(133)	$—	$19,977
Asset-backed securities	2,270	(13)	—	2,257	4,951	(13)	—	4,938
Corporate notes	10,509	—	3	10,512	16,069	(15)	11	16,065
	$58,680	$(195)	$3	$58,488	$41,130	$(161)	$11	$40,980
Total
Government agency notes	$150,394	$(704)	$—	$149,690	$121,336	$(509)	$—	$120,827
Asset-backed (including auction rate) securities	117,449	(43)	—	117,406	90,058	(13)	—	90,045
Corporate notes	45,057	(96)	3	44,964	28,514	(39)	14	28,489
Commercial paper	—	—	—	—	9,487	(23)	—	9,464
$312,900	$(843)	$3	$312,060	$249,395	$(584)	$14	$248,825

The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement.

As of December 31, 2005, the Company’s long-term investments in marketable securities, which exclude asset-backed, auction rate securities, have contractual maturity dates of up to five years from December 31, 2005.

Investments in Other Companies

As of December 31, 2004 and 2005, minority investments in other companies were $4.1 million and $1.4 million, respectively, and are included in other long-term assets in the Consolidated Balance Sheets. Minority investments in other companies as of December 31, 2004 and 2005 included $2.6 million and $1.0 million, respectively, of investments carried at cost, and $1.5 million and $0.4 million, respectively, of investments recorded at fair value. As of December 31, 2004, gross unrealized gains were $1.0 million and there were no gross unrealized losses. As of December 31, 2005, gross unrealized losses were $0.1 million and there were no gross unrealized gains.

During the year ended December 31, 2005, the Company received $4.4 million in cash distributions from EVG. In applying the cost method, EarthLink recorded $0.6 million as a return of EarthLink’s investment based on the carrying value of the investment, and the gain of $3.8 million was included in gain (loss) on investments in other companies, net, in the Consolidated Statement of Operations for the year ended December 31, 2005.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2003, 2004 and 2005, the Company recognized losses of $0.2 million, $1.4 million and $0.9 million, respectively, on certain of its investments in other companies as a result of a decline in fair value that was considered other-than-temporary. These losses are included in gain (loss) on investments in other companies, net, in the Consolidated Statements of Operations.

Investment in Equity Affiliate

On March 24, 2005, the Company completed the formation of a joint venture with SK Telecom, HELIO, to market and sell wireless voice and data services in the U.S. Under the terms of the joint venture agreement, EarthLink and SK Telecom each have a 50 percent voting and economic ownership interest in HELIO. EarthLink and SK Telecom, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005 and have committed to invest additional cash of $196.0 million in HELIO at various dates through August 2007.

On March 24, 2005, the Company invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market HELIO’s services. The non-cash assets contributed were recorded by the Company as an additional investment of $0.5 million based on the Company’s carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed. In addition, the Company paid HELIO to assume $0.9 million of net liabilities associated with wireless customers and related operations. The Company recorded no gain or loss in March 2005 associated with the contribution of non-cash assets, the transfer of net liabilities, or the associated payment to HELIO to assume the net liabilities upon completing the formation of HELIO. In August 2005, the Company contributed $39.0 million of cash pursuant to the HELIO Contribution and Formation Agreement. The Company contributed $39.5 million in February 2006 and is committed to invest an additional $58.5 million of cash in HELIO at various dates through August 2007.

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net income (loss) in its statement of operations. During the year ended December 31, 2005, the Company recorded $20.7 million of equity method losses related to its HELIO investment.

The Company is amortizing the difference between the book value and fair value of definite-lived non-cash assets contributed to HELIO over the estimated useful lives of the definite-lived non-cash assets contributed. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the statement of operations. During the year ended December 31, 2005, the Company recorded $5.1 million of amortization associated with the difference between the carrying value and fair value of assets contributed.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.   Property and Equipment

Property and equipment is recorded at cost and consisted of the following as of December 31, 2004 and 2005:

	As of December 31,
	2004	2005
	(in thousands)
Data center and network equipment	$244,358	$256,951
Office and other equipment	173,057	185,734
Land and buildings	13,936	14,777
Leasehold improvements	58,147	58,332
Construction in progress	4,440	1,992
	493,938	517,786
Less accumulated depreciation	(416,470)	(444,609)
	$77,468	$73,177

During the year ended December 31, 2005, the Company wrote-down and retired abandoned and disposed property and equipment that had a cost basis and accumulated depreciation of $6.8 million.

Depreciation expense charged to operations, which includes depreciation expense associated with property under capital leases, was $79.9 million, $54.9 million and $34.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

8.   Other Accounts Payable and Accrued Liabilities

Other accounts payable and accrued liabilities consisted of the following as of December 31, 2004 and 2005:

	As of December 31,
	2004	2005
	(in thousands)
Accrued communications costs	$16,498	$7,952
Accrued advertising	18,216	19,026
Accrued taxes	11,792	7,923
Accrued bounties	13,290	9,760
Liabilities associated with non-cancelable operating leases	6,543	3,473
Accrued outsourced customer support	9,052	10,088
Subscriber base and fixed asset purchases	6,550	3,858
Other	20,773	22,059
	$102,714	$84,139

9.   Common Stock

Shareholder Rights Plan

During 2002, the Board of Directors adopted a shareholder rights plan (the “Rights Plan”). In connection with the Rights Plan, the Board of Directors also declared a dividend of one right for each

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share Repurchases

During 2002, the Board of Directors approved a share repurchase program (the “Repurchase Program”) and authorized an initial repurchase of up to $25.0 million of the Company’s common stock. During the years ended December 31, 2003, 2004 and 2005, the Board of Directors increased the amount authorized to repurchase the Company’s common stock by $125.0 million, $200.0 million and $200.0 million, respectively, to a total of $550.0 million. During the years ended December 31, 2004 and 2005, the Company approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of December 31, 2005, the Company had $180.9 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with the SEC regulations and other legal requirements, and subject to market conditions and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares and may be terminated at any time.

The following table summarizes share repurchases during the years ended December 31, 2003, 2004 and 2005 pursuant to the Repurchase Program, which have been recorded as treasury stock:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Number of shares repurchased	5,816	12,628	20,527
Aggregate purchase price	$37,068	$125,286	$192,563

In April 2003, the Company repurchased 9.0 million shares of its common stock from Sprint Nextel Corporation (“Sprint”) for $53.1 million, which was executed pursuant to a separate authorization by the Board of Directors.

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.   Deductions for Accretion Dividends

Prior to June 30, 2003, the Company had Series A and Series B convertible preferred stock outstanding. Each share of Series A and Series B convertible preferred stock was convertible into such number of shares of common stock as was determined by dividing the liquidation value per share in effect at such time by the conversion value per share in effect at such time. Dividends on Series A and Series B convertible preferred stock were payable at an annual rate of 3% of the stated liquidation value per share, compounded quarterly. Through June 2003, such dividends were payable “in kind” by way of an increase in the liquidation value per share. The increase in the liquidation value per share resulted in an increase in the conversion ratio of the preferred stock, such that in June 2003, the liquidation value per share would have been equal to the conversion value per share and each share of outstanding preferred stock would have been convertible into one share of common stock. All issued and outstanding shares of Series A and Series B convertible preferred stock were held by Sprint, and Sprint converted all shares of Series A and Series B convertible preferred stock into common stock at less than a one-to-one ratio prior to June 30, 2003.

Increases in the liquidation value per share resulting from the payment “in kind” of dividends on the Series A and Series B convertible preferred stock are included in deductions for accretion dividends and reduce the amount of earnings attributable to common stockholders. Deductions for accretion dividends included approximately $3.0 million for the year ended December 31, 2003 related to increases in the liquidation value per share pursuant to the provisions of the convertible preferred stock. Deductions for accretion dividends also included amounts related to the beneficial conversion features of the Series A and Series B convertible preferred stock recognized in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” based upon the rate at which the preferred stock became convertible. In effect, the Series A and Series B convertible preferred stock were issued at a discount to fair value, and the discounts were being accreted through deductions for accretion dividends over the period from the date of issuance to the date the conversion ratio was equal to one to one in June 2003. Deductions for accretion dividends included approximately $1.6 million for the year ended December 31, 2003 related to amounts recognized pursuant to EITF Issue No. 98-5.

Because Sprint converted all of its Series A and Series B convertible preferred stock prior to December 31, 2003, the Company did not have any dividend obligations during the years ended December 31, 2004 and 2005.

11.   Stock Compensation Plans and Warrants

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant.

EARTHLINK, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had reserved 23.6 million shares of common stock for the issuance of equity-based incentive compensation under its stock incentive plans. Approximately 7.4 million outstanding options were granted pursuant to legacy plans that expired during 2005; however, the options survive the expiration of the plan and expire at future dates pursuant to the terms of the various option agreements. In addition, approximately 12.9 million stock options, restricted stock units and phantom share units were outstanding under continuing plans that expire in 2010, and 3.3 million shares were available for grant under the continuing plans.

Warrants and Stock Options

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. The Company did not issue warrants during the years ended December 31, 2003, 2004 and 2005. As of December 31, 2005, warrants to purchase a total of 77,000 shares of common stock were outstanding at exercise prices ranging from $3.02 to $5.50. The warrants are currently exercisable and expire at various dates through October 2007.

As of December 31, 2005, options to purchase 162,000 shares of common stock were outstanding that were not granted pursuant to the Company’s stock incentive plans. The options were granted during 1996, are currently exercisable and expire in September 2006.

Options and Warrants Outstanding

The following table summarizes information concerning stock option and warrant activity during the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock Options	Exercise	Stock Options	Exercise	Stock Options	Exercise
	and Warrants	Price	and Warrants	Price	and Warrants	Price
	(shares in thousands)
Outstanding at beginning of year	28,356	$12.62	22,742	$11.93	20,729	$11.64
Granted	2,433	7.07	3,852	9.53	4,877	10.20
Exercised	(1,010)	3.34	(2,120)	7.44	(3,142)	7.28
Canceled	(7,037)	14.25	(3,745)	13.59	(2,556)	12.48
Outstanding at end of year	22,742	11.93	20,729	11.64	19,908	11.87
Options exercisable at year end	12,757		12,535		11,278
Weighted-average grant date fair value of options granted during the year	$4.34		$4.71		$4.65

EARTHLINK, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of the Company’s stock options and warrants as of December 31, 2005:

Stock Options and Warrants Outstanding				Stock Options and Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands)			(in thousands)
$ 1.17 to $ 5.10	1,216	5.34	$4.62	518	$3.97
5.31 to 6.13	1,924	6.74	5.73	1,217	5.71
6.31 to 8.90	1,259	6.25	7.80	870	7.75
9.01 to 9.24	2,150	8.62	9.03	552	9.01
9.25 to 9.64	2,418	7.37	9.58	1,341	9.63
9.83 to 10.06	2,706	4.80	10.05	2,435	10.06
10.36 to 10.38	2,608	9.29	10.36	185	10.38
10.51 to 13.43	2,048	8.31	11.00	581	11.37
13.49 to 51.44	3,579	4.02	25.30	3,579	25.30
$ 1.17 to $51.44	19,908	6.65	$11.87	11,278	$13.94

Restricted Stock Units

During the years ended December 31, 2003, 2004 and 2005, the Company issued approximately 24,000, 467,000 and 240,000 restricted stock units, respectively, to its non-employee directors and certain key employees. The weighted average fair value of these restricted stock units for the years ended December 31, 2003, 2004 and 2005 was $8.90, $9.49 and $10.31 per unit, respectively. The restricted stock units vest and become exercisable over four to six years from the date of grant and resulted in deferred compensation of $0.2 million, $4.4 million and $2.5 million, respectively, which the Company is amortizing to operating expense on a straight-line basis over the vesting period of the restricted stock units.

Deferred Compensation Plan

During the year ended December 31, 2003, the Company adopted the Deferred Compensation Plan for Directors and Certain Key Employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. During the years ended December 31, 2004 and 2005, the Company issued approximately 17,000 and 10,000 phantom share units, respectively, and approximately 8,000 and 18,000 phantom share units were outstanding as of December 31, 2004 and 2005, respectively.

EARTHLINK, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In January 2005, the Company terminated its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees were able to have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings were used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of the closing price on the first trading day of the just completed quarter or the closing price on the last trading day of the just completed quarter. During the years ended December 31, 2003, 2004 and 2005, employees purchased approximately 221,000, 223,000 and 47,000 shares, respectively, pursuant to the ESPP at weighted average per share purchase prices of $5.13, $7.58 and $9.14, respectively.

12.   Income Taxes

The current and deferred income tax provisions were as follows for the years ended December 31, 2004 and 2005:

	Year Ended December 31,
	2004	2005
	(in thousands)
Current
Federal	$1,608	$2,338
State	883	2,999
Total current	2,491	5,337
Deferred
Federal	1,969	17,038
State	—	101
Total deferred	1,969	17,139
Income tax provision	$4,460	$22,476

During the years ended December 31, 2004 and 2005, the Company utilized approximately $94.1 million and $123.8 million, respectively, of federal net operating loss carryforwards (“NOLs”) and $88.6 million and $67.9 million, respectively, of state NOLs to offset taxable income; however, EarthLink owed state income and federal and state alternative minimum tax (“AMT”) aggregating $2.5 million and $5.3 million for the years ended December 31, 2004 and 2005, respectively, and the AMT was payable primarily due to limitations associated with the utilization of NOLs in calculating AMT due. A valuation allowance of $1.8 million and $2.6 million has been provided for the years ended December 31, 2004 and 2005 for AMT amounts due, respectively, that may be used to offset tax due in future years.

Of the federal NOLs utilized during the years ended December 31, 2004 and 2005, $5.6 million and $49.0 million were acquired in connection with the acquisitions of OneMain.com, Inc., Cidco Incorporated and PeoplePC in 2000, 2001 and 2002, respectively. Upon realization of these NOLs in 2004 and 2005, the associated reduction in the valuation allowance of $2.0 million and $17.1 million, respectively, was recorded as a reduction to goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes,” resulting in deferred income tax provisions of $2.0 million and $17.1 million, respectively.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2003, 2004 and 2005:

EARTHLINK, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Federal income tax (benefit) provision at statutory rate	$(21,768)	$40,414	$57,840
State income taxes, net of federal benefit	(2,830)	5,254	6,688
Nondeductible expenses	(266)	361	1,087
Net change to valuation allowance	25,446	—	—
Change in valuation allowance associated with realized deferred tax assets	—	(45,360)	(62,938)
Valuation allowance for realized deferred tax assets acquired in business combinations	—	1,969	17,139
Increase in valuation allowance for AMT due	—	1,822	2,582
Other	(582)	—	78
	$—	$4,460	$22,476

Deferred tax assets and liabilities include the following as of December 31, 2004 and 2005:

	December 31,
	2004	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$204,717	$158,371
Accrued liabilities and reserves	20,005	17,773
Subscriber base and other intangible assets	104,769	97,295
Other	38,434	38,186
Total deferred tax assets	367,925	311,625
Valuation allowance	(367,925)	(311,625)
Net deferred tax asset	$—	$—

As of December 31, 2004 and 2005, the Company had NOLs for federal income tax purposes totaling approximately $510.1 million and $386.9 million, respectively, which begin to expire in 2017. As of December 31, 2004 and 2005, the Company had NOLs for state income tax purposes totaling approximately $290.6 million and $231.1 million, respectively, which started to expire in 2005. The Company also had $35.6 million of foreign NOLs as of December 31, 2004 and 2005. Under the Tax Reform Act of 1986, the Company’s ability to use its federal, state and foreign NOLs and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. During the year ended December 31, 2004, the Company reduced deferred tax assets and the valuation allowance by $18.1 million based on an analysis of the NOLs and other deferred tax assets. As a result, the NOL amounts as of December 31, 2005 reflect the restriction on the Company’s ability to use its federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

As of December 31, 2005, the NOLs included $80.0 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the NOLs will be

EARTHLINK, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credited directly to equity. As of December 31, 2005, the NOLs included $48.2 million of NOLs acquired in connection with business acquisitions. Any benefit resulting from the utilization of this portion of the NOLs will be credited to goodwill.

The Company has provided a valuation allowance for its deferred tax assets, including NOLs, because of uncertainty regarding their realization.

13.   Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2014. The leases generally contain annual escalation provisions as well as renewal options. The total amount of base rent payments, net of allowances and incentives, is being charged to expense using the straight-line method over the terms of the leases. In addition to the base rent payments, EarthLink generally pays a monthly allocation of the buildings’ operating expenses. Total base rent expense in the years ended December 31, 2003, 2004 and 2005 for all operating leases amounted to $26.2 million, $17.8 million and $13.1 million, respectively.

Minimum lease commitments under non-cancelable leases, including estimated operating expenses, as of December 31, 2005 are as follows:

Operating
Leases
Year Ending December 31,	(in thousands)
2006	$18,537
2007	14,375
2008	8,580
2009	9,807
2010	9,244
Thereafter	36,740
Total minimum lease payments, including estimated operating expenses	97,283
Less aggregate contracted sublease income	(12,984)
$84,299

During the year ended December 31, 2005, the Company extended the term of its lease for its facilities located in Pasadena, California for an additional seven years, from 2007 to 2014. The extension of the lease term increased the Company’s aggregate future minimum lease commitment for the facility by $17.1 million, including estimated costs for facility expenses such as property taxes, maintenance and utility costs.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Agreements

Access to the Internet for customers outside of the Company’s base of owned POPs is provided through capacity leased from a number of third-party providers such as Level 3 Communications, Inc. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink’s customer base. Certain amounts payable as of December 31, 2004 and 2005 under such agreements are included in accrued communications costs in Note 8. Minimum commitments under non-cancelable network service agreements and other purchase commitments are as follows as of December 31, 2005:

Year Ending December 31,
2006	$54,002
2007	43,630
2008	30,070
Total	$127,702

Cost of revenues from these non-cancelable network service agreements totaled $212.0 million, $132.6 million and $54.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

HELIO

As of December 31, 2005, the Company had committed to contribute $98.0 million of cash to HELIO at various dates through August 2007, including $39.5 million that was contributed in February 2006 pursuant to the commitment.

14.   Profit Sharing Plans

The Company sponsors the EarthLink, Inc. 401(k) Plan (“Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. During the year ended December 31, 2003, the Company made a discretionary matching contribution of 50% of the first 2% of base compensation and 33% of the next 4% of base compensation that a participant contributed to the Plan. In January 2004, the Company increased its matching contribution to 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over four years from the participant’s date of hire. The Company contributed $2.3 million, $3.0 million and $2.8 million, during the years ended December 31, 2003, 2004 and 2005, respectively.

15.   Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2004 and 2005 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The carrying values for cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short- and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s investments in publicly-held companies are stated at fair value, which is estimated and recorded based on quoted market prices. The Company’s investments in privately-held companies are

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stated at cost, net of other-than-temporary impairments. The Company is exposed to interest rate risk with respect to investments in marketable securities and market price risk with respect to investments in marketable securities and investments in publicly-traded and privately-held entities.

The following table summarizes the amortized costs and fair values of EarthLink’s cash equivalents and short- and long-term investments in marketable securities by security type as of December 31, 2004 and 2005.

	As of December 31, 2004		As of December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Government agency notes	$150,394	$149,690	$148,084	$147,575
Asset-backed (including auction rate) securities	117,449	117,406	90,058	90,045
Corporate notes	45,057	44,964	28,514	28,489
Commercial paper	—	—	48,807	48,784
	$312,900	$312,060	$315,463	$314,893

The following table presents the amounts of EarthLink’s cash equivalents and short- and long-term investments in marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2004 and 2005. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2004		As of December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$—	$—	$66,068	$66,068
Weighted average interest rate	—		4.3%
Weighted average maturity (mos.)	—		1.2
Included in marketable securities-short-term	$254,220	$253,572	$208,265	$207,845
Weighted average interest rate	2.1%		4.0%
Weighted average maturity (mos.)*	3.7		3.9
Included in marketable securities-long-term	$58,680	$58,488	$41,130	$40,980
Weighted average interest rate	2.5%		4.2%
Weighted average maturity (mos.)	19.5		22.1

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Significant non-cash transactions
Non-cash working capital adjustments to reduce goodwill	$2,150	$5,300	$129
Additional cash flow information
Cash paid during the year for interest	$877	$677	$383
Cash paid during the year for income taxes	—	1,778	5,507

17.   Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which EarthLink provides HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. EarthLink believes that providing these services to HELIO enables HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO will pay to EarthLink will depend on the extent to which HELIO utilizes EarthLink’s services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the year ended December 31, 2005, fees received for services provided to HELIO were $3.0 million.

EarthLink markets HELIO’s products and services, and during the year ended December 31, 2005, EarthLink generated revenues of $0.3 million associated with marketing HELIO’s services.

EarthLink purchases wireless Internet access devices and services from HELIO. During the year ended December 31, 2005, fees paid for products and services received from HELIO were $0.9 million.

As of December 31, 2005, the Company had accounts receivable from HELIO of approximately $0.3 million.

Sprint

Through its ownership interest in EarthLink, Sprint was considered a related party during the years ended December 31, 2003 and 2004. Due to sales of EarthLink common stock during the year ended December 31, 2005, Sprint is no longer a related party. The Company has a marketing relationship with Sprint. During the years ended December 31, 2003 and 2004, the Company’s relationship with Sprint generated approximately 10% of EarthLink’s total gross organic subscriber additions.

In connection with the Company’s wholesale and customer referral arrangements with Sprint, the Company received approximately $27.3 million and $27.6 million during the years ended December 31, 2003 and 2004, respectively. The prices for services provided by the Company to Sprint were negotiated at arms-length. As of December 31, 2004, the Company had accounts receivable related to these arrangements with Sprint of $6.0 million.

EarthLink paid Sprint approximately $74.0 million and $57.6 million during the years ended December 31, 2003 and 2004, respectively, associated with network and voice services agreements. The prices paid for services purchased from Sprint were negotiated at arms-length. The aggregate amount due to Sprint pursuant to these service agreements was $6.0 million as of December 31, 2004.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officers and Directors

As of December 31, 2001, the Company had made equity investments totaling $10.0 million in EVG, an affiliate of eCompanies, LLC (“eCompanies”). The carrying value of the investment in EVG as of December 31, 2004 and 2005 was $0.6 million and zero, respectively. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. The Company recorded an adjustment of $0.2 million during the year ended December 31, 2003 to write its investment in EVG down to its estimated realizable value. During the year ended December 31, 2005, the Company received $4.4 million in cash distributions from EVG.

During the year ended December 31, 2002, the Company entered into a commercial arrangement with Boingo Wireless, Inc. (“Boingo”). Sky Dayton, a member of EarthLink’s Board of Directors, is the founder and the former Chief Executive Officer of Boingo. During the year ended December 31, 2004, the Company paid Boingo $0.8 million pursuant to various arrangements, including a software license, maintenance and network access agreement and a revenue sharing arrangement. The amounts paid to and received from Boingo during the years ended December 31, 2003 and 2005 were less than $0.1 million.

18.   Subsequent Event (Unaudited)

On March 15, 2006, the Company entered into an agreement with Covad Communications Group, Inc. (“Covad’’) to purchase $10.0 million of Covad’s common stock and $40.0 million of Covad’s Senior Secured Convertible Notes to fund Covad’s network build-outs for line-powered, IP-based voice services.

19.   Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2005. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(unaudited)
	(in thousands, except per share data)
Revenues	$351,563	$348,587	$343,974	$338,078	$334,740	$325,688	$316,996	$312,648
Operating costs and expenses	364,392	300,006	306,144	300,902	297,940	277,835	273,968	275,833
Income (loss) from operations	(12,829)	48,581	37,830	37,176	36,800	47,853	43,028	36,815
Gain (loss) on investments in other companies, net	—	—	(726)	(694)	(915)	3,352	—	440
Net losses of equity affiliate	—	—	—	—	(257)	(2,085)	(4,592)	(8,674)
Interest income and other, net	1,035	1,711	1,584	1,801	2,875	2,936	3,400	4,280
Income (loss) before income taxes	(11,794)	50,292	38,688	38,283	38,503	52,056	41,836	32,861
Provision for income taxes	—	630	1,136	2,694	5,156	8,208	5,401	3,711
Net income (loss)	$(11,794)	$49,662	$37,552	$35,589	$33,347	$43,848	$36,435	$29,150
Basic net income (loss) per share (1)	$(0.07)	$0.32	$0.25	$0.24	$0.23	$0.32	$0.28	$0.22
Diluted net income (loss) per share (1)	$(0.07)	$0.31	$0.24	$0.23	$0.22	$0.31	$0.27	$0.22
Basic weighted average common shares outstanding	158,325	156,483	152,970	149,233	146,594	138,303	132,444	131,008
Diluted weighted average common shares outstanding	158,325	159,680	156,056	153,665	149,425	140,867	134,709	134,687

(1)             Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts will not necessarily add to the net income per share computed for the year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2005 covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions “Proposal 1—Election of Directors—Nominees Standing for Election” and “Proposal 1—Election of Directors—Directors Not Standing for Election” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (“Proxy Statement”) or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to our executive officers will be set forth under the caption “Executive Officers” in the above-referenced Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption “Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the above-referenced Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to EarthLink’s Code of Ethics for directors and officers will be set forth under the caption “Proposal 1—Election of Directors—Corporate Governance Matters—Codes of Ethics” in the above-referenced Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information relating to compensation of our directors and executive officers will be set forth under the captions “Proposal 1-Election of Directors-Director Compensation” and “Executive Compensation” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference, except for the information set forth under the caption “Executive Compensation—Compensation Committee Report on Executive Officer Compensation,” which specifically is not so incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Information regarding securities authorized for issuance under our equity compensation plans will be set forth under the caption “Executive Compensation—Executive Officer Compensation—Amended Equity Compensation Plan Information” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption “Executive Officers—Beneficial Ownership of Common Stock” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption “Executive Compensation—Compensation Committee Interlocks” and “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information regarding our principal accounting fees and services is set forth under the caption “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this Report

(1)   Financial Statements

1.                 Reports of Independent Registered Public Accounting Firm

2.                 Consolidated Balance Sheets as of December 31, 2004 and 2005

3.                 Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

4.                 Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2004 and 2005

5.                 Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

6.                 Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)         Listing of Exhibits

2.1—

Agreement and Plan of Merger, dated December 12, 2005, by and among EarthLink, Inc., New Edge Holding Company and New Edge Merger Corporation (incorporated by reference to Exhibit 2.1 to EarthLink, Inc.’s Report on Form 8-K dated December 12, 2005—File No. 001-15605).

3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2—	Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.’s Report on Form 10-K for the year ended December 31, 2004—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—

Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K dated August 6, 2002—File No. 001-15605).

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

10.5#—

EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees, Amended and Restated February 17, 2006 (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.6#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8— File No. 333-30024).
10.8#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-83870).
10.10#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.11#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—

Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.13#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.14#—

Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.15#—

Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.16—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.17—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated December 30, 2004—File No. 001-15605).

10.18—

Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 14, 2005—File No. 001-15605).

10.19—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.20—

Form of Certificate of Incorporation of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.21—	Form of Bylaws of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.22—

Form of Stockholders Agreement of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.23—

Amended and Restated Limited Liability Company Agreement of HELIO LLC by and among EarthLink, Inc., SK Telecom USA Holdings, Inc., HELIO, Inc. and HELIO LLC, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated November 29, 2005—File No. 001-15605).

10.24#—

Amended and Restated Employment Agreement, dated October 27, 2005, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report of Form 8-K dated October 27, 2005—File No. 001-15605).

10.25#—	EarthLink, Inc. Board of Directors Compensation Plan, dated January 2006 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 23, 2006—File No. 001-15605).
10.26#—

Change-in-Control Accelerated Vesting and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.27#—

Executives’ Position Elimination and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.28#—

Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.29#—	Summary of 2005 bonus payments and 2006 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 23, 2006—File No. 001-15605).
10.30#—	Summary of provisions of the 2006 bonus plan for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.

23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

#                 Management compensatory plan or arrangement.

(b)          Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)           Financial Statement Schedule

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.
By:	/s/ CHARLES G. BETTY
Charles G. Betty,
Chief Executive Officer
Date: March 16, 2006

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

Date:	March 16, 2006	By:	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer and
Director (principal executive officer)
Date:	March 16, 2006	By:	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)
Date:	March 16, 2006	By:	/s/ ROBERT M. KAVNER
Robert M. Kavner, Chairman of the Board
Date:	March 16, 2006	By:	/s/ SKY D. DAYTON
Sky D. Dayton, Director
Date:	March 16, 2006	By:	/s/ S. MARCE FULLER
S. Marce Fuller, Director
Date:	March 16, 2006	By:	/s/ WILLIAM H. HARRIS, JR.
William H. Harris, Jr., Director
Date:	March 16, 2006	By:	/s/ TERRELL B. JONES
Terrell B. Jones, Director
Date:	March 16, 2006	By:	/s/ LINWOOD A. LACY, JR.
Linwood A. Lacy, Jr., Director
Date:	March 16, 2006	By:	/s/ THOMAS E. WHEELER
Thomas E. Wheeler, Director

EXHIBIT INDEX

Exhibit	Description
2.1—

Agreement and Plan of Merger, dated December 12, 2005, by and among EarthLink, Inc., New Edge Holding Company and New Edge Merger Corporation (incorporated by reference to Exhibit 2.1 to EarthLink, Inc.’s Report on Form 8-K dated December 12, 2005—File No. 001-15605).

3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2—	Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.2 of EarthLink, Inc.’s Report on Form 10-K for the year ended December 31, 2004—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—

Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K dated August 6, 2002—File No. 001-15605).

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

10.5#—

EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees, as amended (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.6#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.8#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	EarthLink, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-83870).
10.10#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.11#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—

Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.13#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.14#—

Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.15#—

Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.16—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.17—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated December 30, 2004—File No. 001-15605).

10.18—

Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 14, 2005—File No. 001-15605).

10.19—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.20—

Form of Certificate of Incorporation of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.21—	Form of Bylaws of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.22—

Form of Stockholders Agreement of HELIO, Inc. (formerly SK-EarthLink Management Corp.) (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.23—

Amended and Restated Limited Liability Company Agreement of HELIO LLC by and among EarthLink, Inc., SK Telecom USA Holdings, Inc., HELIO, Inc. and HELIO LLC, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated November 29, 2005—File No. 001-15605).

10.24#—

Amended and Restated Employment Agreement, dated October 27, 2005, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report of Form 8-K dated October 27, 2005—File No. 001-15605).

10.25#—	EarthLink, Inc. Board of Directors Compensation Plan, dated January 2006 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 23, 2006—File No. 001-15605).
10.26#—

Change-in-Control Accelerated Vesting and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.27#—

Executives’ Position Elimination and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.28#—

Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.29#—	Summary of 2005 bonus payments and 2006 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 23, 2006—File No. 001-15605).
10.30#—	Summary of provisions of the 2006 bonus plan for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

#                 Management compensatory plan or arrangement.