Form 10-Q
period 2006-03-31
EARTHLINK INC
filed 2006-05-05
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, 133,374,780 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2006

PART I

Item 1.                        Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 173,294	$ 131,120
Investments in marketable securities	207,845	197,707
Accounts receivable, net of allowance of $8,054 and $8,227 as of December 31, 2005 and March 31, 2006, respectively	35,733	32,159
Due from HELIO	300	—
Prepaid expenses	14,225	13,151
Other current assets	13,121	13,802
Total current assets	444,518	387,939
Long-term investments in marketable securities	40,980	23,934
Investment in HELIO	67,143	99,290
Investments in other companies	1,417	54,517
Property and equipment, net	73,177	70,628
Purchased intangible assets, net	16,278	15,037
Goodwill	101,125	101,162
Other long-term assets	4,511	3,118
Total assets	$ 749,149	$ 755,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$ 31,578	$ 31,139
Due to HELIO	—	547
Accrued payroll and related expenses	37,741	23,130
Other accounts payable and accrued liabilities	84,139	83,578
Deferred revenue	58,359	57,730
Total current liabilities	211,817	196,124
Deferred revenue, net of current portion	716	405
Other long-term liabilities	14,752	14,078
Total liabilities	227,285	210,607
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2005 and March 31, 2006	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 181,962 and 182,297 shares issued as of December 31, 2005 and March 31, 2006, respectively, and 131,390 and 131,574 shares outstanding as of December 31, 2005 and March 31, 2006, respectively	1,820	1,823
Additional paid-in capital	1,997,906	1,999,239
Warrants to purchase common stock	259	259
Accumulated deficit	(1,049,982)	(1,033,628)
Treasury stock, at cost, 50,572 and 50,723 shares as of December 31, 2005 and March 31, 2006, respectively	(422,619)	(424,267)
Unrealized (losses) gains on investments	(653)	1,592
Deferred compensation	(4,867)	—
Total stockholders’ equity	521,864	545,018
Total liabilities and stockholders’ equity	$ 749,149	$ 755,625

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2006
	(in thousands, except per share data) (unaudited)
Revenues:
Narrowband access	$200,746	$164,560
Broadband access	108,972	115,529
Advertising and other value-added services	14,185	20,328
Web hosting	10,837	9,295
Total revenues	334,740	309,712
Operating costs and expenses:
Telecommunications service and equipment costs	96,022	90,072
Sales incentives	2,472	1,434
Total cost of revenues	98,494	91,506
Sales and marketing	104,934	104,686
Operations and customer support	61,474	60,668
General and administrative	28,807	31,210
Acquisition-related amortization	3,604	1,913
Facility exit and restructuring costs	627	—
Total operating costs and expenses	297,940	289,983
Income from operations	36,800	19,729
Net losses of equity affiliate	(257)	(7,591)
Loss on investments in other companies	(915)	—
Interest income and other, net	2,875	4,216
Income before income taxes	38,503	16,354
Provision for income taxes	5,156	—
Net income	$33,347	$16,354
Basic net income per share	$0.23	$0.12
Diluted net income per share	$0.22	$0.12
Basic weighted average common shares outstanding	146,594	131,514
Diluted weighted average common shares outstanding	149,425	133,489

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2006
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$33,347	$16,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,335	9,654
Loss on disposals and impairments of fixed assets	24	797
Loss on investments in other companies	915	—
Net losses of equity affiliate	257	7,591
Stock-based compensation expense	389	3,693
Deferred income taxes	3,837	—
Other adjustments	—	(239)
(Increase) decrease in accounts receivable, net	(10,685)	3,499
Decrease in prepaid expenses and other assets	5,745	1,787
Decrease in accounts payable and accrued and other liabilities	(12,738)	(12,885)
Decrease in deferred revenue	(2,142)	(1,028)
Net cash provided by operating activities	32,284	29,223
Cash flows from investing activities:
Purchases of property and equipment	(11,831)	(7,520)
Purchases of subscriber bases	(4,325)	(410)
Proceeds from sales of fixed assets	—	3
Investments in marketable securities:
Purchases	(65,949)	(47,678)
Sales and maturities	146,831	74,809
Investments in and net advances to and from HELIO	(41,767)	(38,653)
Amounts paid for sale of net liabilities to HELIO	(1,233)	—
Investments in other companies	—	(50,803)
Net cash provided by (used in) investing activities	21,726	(70,252)
Cash flows from financing activities:
Repayment of note payable	—	(2,000)
Principal payments under capital lease obligations	(12)	(7)
Proceeds from stock options exercised and employee stock purchase plan purchases	1,327	2,510
Purchases of treasury stock	(62,780)	(1,648)
Net cash used in financing activities	(61,465)	(1,145)
Net decrease in cash and cash equivalents	(7,455)	(42,174)
Cash and cash equivalents, beginning of period	218,910	173,294
Cash and cash equivalents, end of period	$211,455	$131,120

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to its individual and business customers. EarthLink’s primary service offerings are narrowband and broadband Internet access services, advertising and related marketing services, and web hosting services. The Company provides a broad range of products and services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint.

In March 2005, the Company completed the formation of HELIO, a joint venture with SK Telecom Co., Ltd. (“SK Telecom”). HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SK Telecom each have an equal voting and economic ownership interest in HELIO.

2.   Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2005 and 2006 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2005 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”). All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2006.

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

3.   Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options,

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

Deferred Compensation Plan

The Company has a Deferred Compensation Plan for Directors and Certain Key Employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of March 31, 2006, approximately 20,000 phantom share units were outstanding.

Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (‘‘FIN’’) No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation.’’ Generally, no stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modified stock options subsequent to the grant date, the Company recorded compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25. During the three months ended March 31, 2005, the Company recognized $0.2 million of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to HELIO. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net income as services were rendered.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures,

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the three months ended March 31, 2006 within the same operating expense line items as cash compensation paid to employees.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

The cumulative effect of adoption of SFAS No. 123(R) using the modified prospective transition method was not material. Prior to the adoption of SFAS No. 123(R), deferred compensation relating to restricted stock units was presented as a separate component of stockholders’ equity. Upon adoption of SFAS No. 123(R) on January 1, 2006, the deferred compensation balance of $4.9 million was reclassified to additional paid-in capital.

Stock-based compensation expense under SFAS No. 123(R) was $3.7 million during the three months ended March 31, 2006, of which $3.3 million related to stock options and $0.4 million related to restricted stock units. Stock-based compensation expense during the three months ended March 31, 2005 included $0.2 million related to restricted stock units. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the three months ended March 31, 2006 were $3.2 million lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic and diluted net income per share would have been $0.15 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net income per share of $0.12. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2006 represents stock-based compensation expense related to stock options and the impact of estimating forfeitures related to nonvested shares of restricted stock.

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2006
Dividend yield	0%	0%
Expected volatility	54%	43%
Risk-free interest rate	3.67%	4.30%
Expected life	4.3 years	4.3 years

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company’s historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Options and Warrants Outstanding

The following table summarizes information concerning stock option and warrant activity during the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	and Warrants	Price	Term (Years)	Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2005	19,908	$11.87
Granted	241	11.71
Exercised	(335)	7.72
Canceled	(511)	14.96
Outstanding as of March 31, 2006	19,303	11.86	6.5	$15,874
Vested and expected to vest as of March 31, 2006	17,509	$12.07	6.2	$15,194
Options exercisable as of March 31, 2006	11,313	$13.66	5.0	$9,637

The weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 was $4.67. The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on March 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.2 million.

Restricted Stock Units

As of December 31, 2005 and March 31, 2006, approximately 661,000 and 651,000 restricted stock units, respectively, issued to non-employee directors and certain key employees were outstanding. During the three months ended March 31, 2006, no restricted stock units were granted or vested, and 10,000 restricted stock units were canceled. The weighted average grant date fair value of restricted stock units as of December 31, 2005 and March 31, 2006 was $9.82 per unit. As of March 31, 2006, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.1 years.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Pro Forma Information for Period Prior to SFAS 123(R) Adoption

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005
(in thousands, except
per share data)
Net income, as reported	$33,347
Add: Stock-based compensation expense included in reported net income	157
Deduct: Stock-based compensation expense determined using a fair value based method for all awards	(4,656)
Pro forma net income	$28,848
Basic net income per share:
As reported	$0.23
Pro forma	$0.20
Diluted net income per share:
As reported	$0.22
Pro forma	$0.20

4.   Earnings per Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units and phantom share units (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. In applying the treasury stock method during the three months ended March 31, 2006 for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of compensation cost attributed to future services and not yet recognized.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
	(in thousands, except per share data)
Net income (A)	$33,347	$16,354
Basic weighted average common shares outstanding (B)	146,594	131,514
Dilutive effect of Common Stock Equivalents	2,831	1,975
Diluted weighted average common shares outstanding (C)	149,425	133,489
Basic net income per share (A/B)	$0.23	$0.12
Diluted net income per share (A/C)	$0.22	$0.12

Common Stock Equivalents for the three months ended March 31, 2005 included an average of 9.8 million options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 11.3 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the three months ended March 31, 2005.

Common Stock Equivalents for the three months ended March 31, 2006 included an average of 8.8 million options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 11.5 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the assumed proceeds exceeded the Company’s average stock price during the three months ended March 31, 2006, but these options, warrants and restricted stock units could be dilutive in future periods.

5.   Comprehensive Income

Comprehensive income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2006 as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Net income	$33,347	$16,354
Net change in unrealized (losses) gains on investments	(411)	2,245
Total comprehensive income	$32,936	$18,599

6.   Facility Exit Costs

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2005, EarthLink increased its estimate for real estate commitments by $0.6 million associated with the 2004 Plan based on events occurring during the period.

The following table summarizes activity for the liability balances associated with the 2003 Plan, the 2004 Plan and the 2005 Plans for the period December 31, 2005 through March 31, 2006:

	Balance		Balance
	December 31,		March 31,
	2005	Payments	2006
	(in thousands)
Severance and personnel-related costs	$65	$(31)	$34
Real estate and telecommunications costs, including non-cancelable leases	5,594	(509)	5,085
	$5,659	$(540)	$5,119

7.   Investments

Investments in marketable securities

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have original maturities greater than 90 days from the date of acquisition. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date. Short-term investments in marketable securities also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management’s view. Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, which are classified as short-term investments in marketable securities. The Company has invested primarily in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis. During the three months ended March 31, 2005 and

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

2006, gains and losses realized from sales of investments in marketable securities were nominal. As of December 31, 2005 and March 31, 2006, gross unrealized losses were $0.6 million and gross unrealized gains were nominal.

Investments in other companies

As of December 31, 2005 and March 31, 2006, minority investments in other companies were $1.4 million and $54.5 million, respectively, and are included in investments in other companies in the Condensed Consolidated Balance Sheets. The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized (losses) gains included in stockholders’ equity. Minority investments in other companies as of December 31, 2005 and March 31, 2006 included $1.0 million of investments carried at cost, and $0.4 million and $53.5 million, respectively, of investments recorded at fair value. As of December 31, 2005, gross unrealized losses were $0.1 million and there were no gross unrealized gains. As of March 31, 2006, gross unrealized gains were $2.2 million and there were no gross unrealized losses.

During the three months ended March 31, 2006, the Company invested $50.0 million in Covad Communications Group, LLC (“Covad”), which consisted of 6.1 million shares of Covad common stock for an aggregate purchase price of $10.0 million and $40.0 aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the “Notes”). The Company accounts for its investment in Covad under the cost method of accounting because the Company cannot exert significant influence over Covad’s operating and financial policies. The Company deferred $0.8 million of direct loan origination costs that will be recognized as a reduction in the effective yield over the term of the Notes.

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

Investment in equity affiliate

On March 24, 2005, the Company completed the formation of a joint venture with SK Telecom, HELIO, to market and sell wireless voice and data services in the U.S. EarthLink and SKT, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate $79.0 million in February 2006 and have committed to invest additional cash of $78.0 million in August 2006 and $39.0 million in 2007. During February 2006, EarthLink contributed $39.5 million of cash in HELIO pursuant to the HELIO Contribution and Formation Agreement.

In January 2006, HELIO received a minority investment, which reduced EarthLink’s and SK Telecom’s economic ownership interest in HELIO from 50 percent at formation to 49.5 percent. However, EarthLink’s and SK Telecom’s voting interest remains at 50 percent.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net loss in its statement of operations. During the three months ended March 31, 2005 and 2006, the Company recorded $0.3 million and $9.1 million, respectively, of equity method losses related to its HELIO investment.

The Company is amortizing the difference between the book value and fair value of definite-lived non-cash assets contributed to HELIO over the estimated useful lives of the definite-lived non-cash assets contributed. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the statement of operations. During the three months ended March 31, 2006, the Company recorded $1.5 million of amortization associated with the difference between the carrying value and fair value of assets contributed.

Summarized statement of operations information of HELIO for the three months ended March 31, 2005 and 2006 is as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Revenues	$325	$5,480
Operating loss	(827)	(21,943)
Net loss	(756)	(19,909)

8.   Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006:

	As of December 31, 2005			As of March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Definite life intangible assets	$340,636	$(327,358)	$13,278	$341,307	$(329,270)	$12,037
Indefinite life intangible asset			3,000			3,000
Total			$16,278			$15,037

Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2006 represents the amortization of definite life intangible assets. The Company’s definite life intangible assets primarily consist of subscriber bases, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs that are not deemed to have indefinite lives. Definite life intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three years for subscriber bases and one to six years for acquired software and technology. Based on the current amount of definite life intangible assets (which excludes identifiable definite life intangible assets associated with the Company’s acquisition of New Edge Holding Company (“New Edge”) in April 2006), the Company

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

expects to record amortization expense of approximately $4.8 million for the remaining nine months in the year ending December 31, 2006 and $4.2 million, $2.2 million, $0.3 million, $0.3 million and $0.2 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively. Actual amortization expense to be reported in future periods will differ from these estimates due to identifiable definite life intangible assets associated with the Company’s acquisition of New Edge in April 2006, and could also differ materially from these estimates as a result of additional asset acquisitions, changes in useful lives and other relevant factors.

9.   Share Repurchases

During the three months ended March 31, 2006, the Company suspended repurchases of common stock, including termination of its 10b5-1 repurchase plan. As of March 31, 2006, the Company had $179.3 million available under its current authorization by the Board of Directors. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time.

The following table summarizes share repurchases during the three months ended March 31, 2005 and 2006 pursuant to previously existing authorizations by the Board of Directors, which have been recorded as treasury stock:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Number of shares repurchased	6,900	151
Aggregate purchase price	$62,780	$1,648

10.   Income Taxes

The provision for income taxes during the three months ended March 31, 2005 consisted of $0.8 million of state income taxes due and a valuation allowance of $0.6 million established for federal and state alternative minimum tax (“AMT”) amounts due. The AMT may be used to offset tax due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. The provision for income taxes also included a non-cash, deferred tax provision of $3.8 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.

EarthLink reported net income for the three months ended March 31, 2006, but does not expect net income for the year ending December 31, 2006 based on management’s current expectations. Therefore, EarthLink has recorded income taxes at an effective annual tax rate of 0% for the three months ended March 31, 2006 in accordance with interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

EarthLink continues to maintain a valuation allowance against its unrealized deferred tax assets, and EarthLink may recognize deferred tax assets in future periods when they are estimated to be realizable. To

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

the extent EarthLink reports income in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

11.   Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement pursuant to which EarthLink provides to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops it business, the extent to which HELIO relies on EarthLink to provide these services has decreased. EarthLink believes that providing these services to HELIO is enabling HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three months ended March 31, 2005, fees received for services provided to HELIO were nominal. During the three months ended March 31, 2006, fees received for services provided to HELIO were $0.7 million.

EarthLink markets HELIO’s products and services, and during the three months ended March 31, 2006, EarthLink generated revenues of $0.2 million associated with marketing HELIO’s products and services.

EarthLink purchases wireless Internet access devices and services from HELIO. During the three months ended March 31, 2006, fees paid for products and services were $0.2 million.

As of December 31, 2005, the Company had accounts receivable from HELIO of approximately $0.3 million, and as of March 31, 2006, the Company had accounts payable to HELIO of approximately $0.5 million.

12.   Subsequent Events

In April 2006, EarthLink completed its acquisition of New Edge, a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. Under the terms of the merger agreement, EarthLink acquired 100% of New Edge in a merger transaction for 2.6 million shares of EarthLink common stock and $114.3 million in cash, including cash to be used to satisfy certain liabilities. Following the closing of the merger, New Edge became a wholly-owned subsidiary of EarthLink and continues to operate as an independent company under its current name.

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

EarthLink, Inc. (“EarthLink,” “we,” “us” or “our”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are narrowband and broadband Internet access services, advertising and related marketing services and web hosting services. We provide our broad range of services to more than five million paying customers through a nationwide network of dial-up points of presence (“POPs”) and a nationwide broadband footprint. We derive substantially all revenues from services, primarily Internet access services and related fees, and such revenues represented approximately 99% of total revenues for all periods presented. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services.

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

Revenue Sources

EarthLink provides all three types of Internet access services described above (traditional, fully-featured narrowband access; value-priced narrowband access; and broadband access), web hosting services and advertising and other value-added services, such as mail storage and security. Our subscriber base decreased from approximately 5.4 million paying subscribers as of March 31, 2005 to approximately 5.3 million paying subscribers as of March 31, 2006. Total revenues decreased from $334.7 million during the three months ended March 31, 2005 to $309.7 million during the three months ended March 31, 2006. In addition, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings, and toward value-priced narrowband Internet access services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the maturity of this service.

We derive substantially all revenues from services and related fees, and such amounts represented 99% of total revenues for the three months ended March 31, 2006. The remaining revenues relate to sales of equipment and devices used by our customers to access our services. We had approximately 3.5 million narrowband subscribers, 1.7 million broadband subscribers and 123,000 web hosting accounts as of March 31, 2006. Narrowband access revenues, broadband access revenues, advertising and other value-added services revenues and web hosting revenues represented 53%, 37%, 7% and 3%, respectively, of total revenues for the three months ended March 31, 2006.

Business Strategy and Risks

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

Looking Ahead

Overall profits declined during the three months ended March 31, 2006 compared to the prior year period, and we expect this trend to continue for the remainder of 2006 due to the implementation of our growth strategies, including our VoIP service and municipal broadband initiatives, as well as the proportionate share of losses we expect to incur as a result of the start-up nature of HELIO’s operations. Implementation of new services involves initial product development and infrastructure costs in addition to sales and marketing costs. The operating models for these services are similar to the ISP operating model upon which we have based our current operations. Specifically, after developing an infrastructure to support the offering, we plan to invest in sales and marketing to add customers who generate recurring revenues, while we incur customer support and telecommunications costs to provide these services. Because we expect this year to be one in which we invest in product development, infrastructure and sales and marketing efforts for our VoIP and municipal broadband services, our profitability in 2006 is expected to be adversely impacted because revenues for these services are not expected to exceed these initial costs. However, we believe management can exercise discretion in deploying product development and sales and marketing resources to manage the growth of the VoIP and municipal broadband customer bases. We also expect HELIO to continue to incur losses in 2006, as HELIO is in a similar stage with respect to its service offerings. We record our proportionate share of HELIO’s losses in our results of operations, so our profitability in 2006 will also be adversely impacted because of HELIO’s losses.

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

Strategic Initiatives

Broadband Access and Municipal Wireless Access

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 19 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of March 31, 2006, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

In February 2006, we extended our commercial agreement with BellSouth Corporation (“BellSouth”) to provide DSL service to customers in BellSouth’s coverage area through the end of 2008.

Also in February 2006, we jointly responded to a ‘Request For Proposal’ (RFP) with Google to the city of San Francisco to build a citywide wireless municipal network. This will allow us to leverage the strengths of both companies and to offer services to different customers on the network that fit with their individual needs and wants. In April 2006, the San Francisco TechConnect Committee selected the proposal, and we are currently in negotiations to reach a contract with the city of San Francisco.

In March 2006, the city of Milpitas, California selected EarthLink to build a wireless broadband network. Under the terms of the proposed contract, we intend to finance, build and manage the wireless network, which would cover approximately 6.5 square miles.

In addition to our agreements with the cities of San Francisco and Milpitas noted above, and our agreements with the cities of Philadelphia and Anaheim entered into during 2005, we are currently pursuing additional similar arrangements with other municipalities. These municipal wireless initiatives are part of our efforts to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We expect to expand our wireless broadband footprint and grow our wireless broadband subscriber base to increase revenues. These initiatives may result in significant capital expenditures and operating costs in future periods to develop, implement and build wireless broadband networks in these municipalities.

Wireless Voice and Data Services

Effective March 24, 2005, we completed the formation of a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. EarthLink and SK Telecom invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate of $79.0 million of cash in February 2006 and have committed to invest additional cash of $78.0 million in August 2006 and $39.0 million in 2007. EarthLink and SK Telecom each have a 49.5 percent voting and economic ownership interest in HELIO.

HELIO launched its first two handheld devices in May 2006, which are based on products SK Telecom offers in Korea. In addition, we expect to bundle HELIO’s services with our core access services to create a bundled offering for consumers and businesses.

IP-Based Voice Services

In late 2005 and early 2006, we launched DSL and Home Phone Service in Dallas, Seattle, San Francisco and San Jose with Covad Communications Group, Inc. (“Covad”). The new VoIP service, which uses Covad line-powered voice access, allows us to offer consumers low-cost phone services along with high-speed Internet access.

In March 2006, we invested $50.0 million in Covad to fund the network build-out of DSL and Home Phone Service access in up to eight additional cities by the end of 2006. These cities may include Atlanta, Chicago, Los Angeles, Miami, New York City, Philadelphia, San Diego and Washington, D.C. Our investment is part of our overall voice strategy and is expected to finance the expansion of markets in which we are able to offer our EarthLink DSL and Home Phone services.

We are in the process of marketing our newly launched voice services. As a result, we may invest in the development of additional applications and services and commence additional marketing efforts for IP-based voice services.

Acquisition

In April 2006, we closed our acquisition of New Edge Holding Company (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge is expected to expand our business in the small and medium sized business market. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for of 2.6 million shares of EarthLink common stock and $114.3 million in cash, including cash to be used to satisfy certain New Edge liabilities.

We expect to build upon our existing portfolio of small and medium enterprise (“SME”) products, including web hosting, security and VoIP services, and we expect to expand into new growth markets, such as Virtual Private Networks (VPN), wide area networking and wholesale solutions. As a result, we expect revenues and overall operating costs to increase for the remaining nine months in the year ending December 31, 2006.

Marketing Alliances

We have a marketing relationship with Sprint Nextel Corporation (“Sprint”) which provides that EarthLink is the wholesale high-speed ISP for Sprint’s local residential and small business customers. In addition, we provide Sprint with wholesale narrowband access services. The contracts associated with these arrangements expire in 2007. During the three months ended March 31, 2005 and 2006, our relationship with Sprint generated more than 10% of our total gross organic subscriber additions. Our arrangement with Sprint is not exclusive, and Sprint may pursue relationships with other ISPs.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	December 31,	March 31,
	2005	2005	2006
Subscriber Data(a)
Narrowband subscribers	3,776,000	3,580,000	3,526,000
Broadband subscribers	1,458,000	1,608,000	1,693,000
Web hosting accounts	140,000	127,000	123,000
Total subscribers at end of period	5,374,000	5,315,000	5,342,000

	Three Months Ended March 31,
	2005	2006
Subscriber Activity
Subscribers at beginning of period	5,388,000	5,315,000
Gross organic subscriber additions	776,000	770,000
Acquired subscribers	1,000	—
Adjustment (b)	(27,000)	—
Churn	(764,000)	(743,000)
Subscribers at end of period	5,374,000	5,342,000
Churn rate (c)	4.7%	4.6%
Narrowband Data
Average subscribers (d)	3,835,000	3,554,000
Service ARPU (e)	$17.36	$15.43
Churn rate (c)	5.6%	5.9%
Broadband Data
Average subscribers (d)	1,414,000	1,653,000
ARPU (f)	$25.69	$23.29
Churn rate (c)	2.5%	2.2%
Web Hosting Data
Average accounts (d)	142,000	125,000
ARPU (f)	$25.40	$24.73
Churn rate (c)	2.4%	2.1%

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

(e)           Narrowband service ARPU represents average monthly service revenue per user (subscriber). Narrowband service ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period. Service revenue includes monthly fees charged to customers for dial-up and wireless Internet access and excludes equipment and related revenues and revenues associated with acquired PeoplePC Inc. (“PeoplePC”) bundled customers.

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

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended
	March 31,
	2005	2006	$ Change	% Change
	(dollars in thousands)
Revenues:
Narrowband access	$200,746	$164,560	$(36,186)	-18%
Broadband access	108,972	115,529	6,557	6%
Advertising and other value-added services	14,185	20,328	6,143	43%
Web hosting	10,837	9,295	(1,542)	-14%
Total revenues	334,740	309,712	(25,028)	-7%
Operating costs and expenses:
Telecommunications service and equipment costs	96,022	90,072	(5,950)	-6%
Sales incentives	2,472	1,434	(1,038)	-42%
Total cost of revenues	98,494	91,506	(6,988)	-7%
Sales and marketing	104,934	104,686	(248)	*
Operations and customer support	61,474	60,668	(806)	-1%
General and administrative	28,807	31,210	2,403	8%
Acquisition-related amortization	3,604	1,913	(1,691)	-47%
Facility exit and restructuring costs	627	—	(627)	-100%
Total operating costs and expenses	297,940	289,983	(7,957)	-3%
Income from operations	36,800	19,729	(17,071)	-46%
Net losses of equity affiliate	(257)	(7,591)	(7,334)	*
Loss on investments in other companies	(915)	—	915	-100%
Interest income and other, net	2,875	4,216	1,341	47%
Income before income taxes	38,503	16,354	(22,149)	-58%
Provision for income taxes	5,156	—	(5,156)	-100%
Net income	$33,347	$16,354	$(16,993)	-51%

*                    denotes percentage is not meaningful

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access and usage fees. Narrowband revenues decreased 18% to $164.6 million. The decrease in narrowband revenues was primarily due to a decrease in narrowband service ARPU. Revenues also decreased due to a decline in average narrowband subscribers and the transfer of wireless operations to HELIO effective March 24, 2005, which caused narrowband access revenues to decrease by $4.6 million during three months ended March 31, 2006 compared to the prior year period.

Narrowband service ARPU decreased from $17.36 during the three months ended March 31, 2005 to $15.43 during the three months ended March 31, 2006, due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the three months ended March 31, 2005 and 2006, average PeoplePC access subscribers were 0.9 million and 1.3 million, respectively, representing 24% and 37%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

The following table summarizes narrowband subscriber activity during the three months ended March 31, 2005 and 2006:

	Three Months Ended
	March 31,
	2005	2006
Subscribers at beginning of period	3,880,000	3,580,000
Gross organic subscriber additions	595,000	590,000
Acquired subscribers	1,000	—
Narrowband subscribers converted to our broadband services, net	(27,000)	(16,000)
Adjustment(a)	(27,000)	—
Churn	(646,000)	(628,000)
Subscribers at end of period	3,776,000	3,526,000

(a)           Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

Average narrowband subscribers decreased from 3.8 million during the three months ended March 31, 2005 to 3.6 million during the three months ended March 31, 2006. In addition, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was offset by a decline in our average premium narrowband customers, the combination of which resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased by 0.6 million, while average PeoplePC subscribers increased 0.4 million during the three months ended March 31, 2006 compared to the prior year period. The decreases in premium narrowband subscribers resulted from the migration of subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.” Our average monthly churn rates for narrowband subscribers were 5.6% and 5.9% during the three months ended March 31, 2005 and 2006, respectively. The increase in churn from the rate experienced during the three months ended March 31, 2005 was due to early-life churn related to the high level of gross subscriber additions, particularly for our PeoplePC access services whose shorter-tenured customers comprise an increasingly greater proportion of our customer base and an increased number of subscribers who are migrating to broadband services. If churn rates continue to be at or above the rate experienced during the three months ended March 31, 2006, our narrowband subscriber base may decrease at an accelerated rate which would adversely affect our business. We continue to implement plans to address churn, which focus on improving the customer’s Internet experience and enhancing service offerings. However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn rates may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; termination fees; fees for equipment; and IP-based voice services. Broadband revenues increased 6% to $115.5 million. The increase was due to a higher average number of broadband subscribers, which increased from 1.4 million during the three months ended March 31, 2005 to 1.7 million during the three months ended March 31, 2006, including 9,000 average voice subscribers. The increase in average subscribers was due to continued growth in the market for broadband access and our and our partners’ efforts to promote broadband services. The effect of the increase in average subscribers was partially offset by a 9% decrease in broadband ARPU. We did not generate significant revenues from IP-based voice services during the three months ended March 31, 2006; however, we anticipate growing our voice subscribers and revenues during the remainder of 2006 as we continue to launch and market our new IP-based voice services.

The following table summarizes broadband subscriber activity during the three months ended March 31, 2005 and 2006:

	Three Months Ended
	March 31,
	2005	2006
Subscribers at beginning of period	1,364,000	1,608,000
Gross organic subscriber additions	175,000	176,000
Narrowband subscribers converted to our broadband services, net	27,000	16,000
Churn	(108,000)	(107,000)
Subscribers at end of period	1,458,000	1,693,000

Our broadband subscriber base consists of both retail and wholesale customers. In a retail relationship, we market the service directly to consumers under the EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner markets the service, has latitude in establishing price and pays us to provide underlying Internet services such as authentication, email, web space, news and varying degrees of customer support. Retail services are generally priced above $35 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Wholesale relationships are priced between $3 and $6 per month recognizing the limited set of activities performed by EarthLink. In a retail relationship, EarthLink generally recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. As of March 31, 2006, our broadband subscriber base consisted of approximately 60% retail customers and 40% wholesale customers, compared to 62% retail customers and 38% wholesale customers as of March 31, 2005. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Broadband ARPU declined 9% due primarily to lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers. Also contributing to the decrease in broadband ARPU was a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable subscribers.

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

Advertising and other value-added services revenues increased 43% to $20.3 million during the three months ended March 31, 2006 compared to the prior year period due primarily to increased search advertising revenues as a result of the increased use of the Internet as an advertising medium. Also contributing to the increase was a $1.7 million increase in ancillary services revenues.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 14% to $9.3 million due to a decrease in average web hosting accounts, which declined 12% from 142,000 during the three months ended March 31, 2005 to 125,000 during the three months ended March 31, 2006, and a decrease in ARPU which declined 3% from $25.40 during the three months ended March 31, 2005 to $24.73 during the three months ended March 31, 2006 due to an increase in promotional discounts.

Cost of revenues

Telecommunications service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services and depreciation of our network equipment. Telecommunications service and equipment costs also include the cost of Internet appliances sold. Telecommunications service and equipment costs decreased 6% from $96.0 million during the three months ended March 31, 2005 to $90.1 million during the three months ended March 31, 2006. The decrease in telecommunications service and equipment costs was due to a 5% decrease in average monthly telecommunications service and equipment cost per subscriber and a 1% decrease in average subscribers. The decrease in average monthly costs per subscriber was primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.

Our retail broadband access has both a higher telecommunications cost of revenue per subscriber and a lower estimated gross profit margin percentage than our other principal forms of Internet access and related services. Even though broadband subscribers increased from 27% of total subscribers as of March 31, 2005 to 32% of total subscribers as of March 31, 2006, telecommunications cost per subscriber decreased sufficiently in both our narrowband and broadband offerings to cause total average monthly telecommunications service and equipment cost per subscriber to decrease. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from broadband continuing to grow as a portion of our overall business. As a result, we expect to be able to maintain current levels of telecommunications service and equipment costs as a percentage of total revenues for our core access services throughout 2006.

EarthLink’s principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Qwest Corporation, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, competitive local exchange carriers (“CLECs”) and cable providers.

Cost of revenues also includes sales incentives. We frequently offer sales incentives such as modems and free Internet access on a trial basis. Sales incentives decreased 42% from $2.5 million during the three months ended March 31, 2005 to $1.4 million during the three months ended March 31, 2006. The decrease was due to a decline in modem prices and a decrease in the number of modems provided to customers as a result of a decrease in retail DSL gross adds.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses were $104.9 million and $104.7 million during the three months ended March 31, 2005 and 2006, respectively. Although sales and marketing expenses remained relatively constant, the change was comprised of a decline in amounts payable to our distribution partners as a result of a decline in gross subscriber additions, substantially offset by an increase in sales and marketing expenses for our voice strategic growth initiatives, PeoplePC access service and value-added services and an increase due to stock-based compensation expense from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. Sales and marketing expenses may increase in 2006 due to the launch of new products and services associated with implementing our growth strategies, including IP-based voice services and wireless broadband services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 1%from $61.5 million during the three months ended March 31, 2005 to $60.7 million during the three months ended March 31, 2006. The decrease was a result of decreases in personnel costs, occupancy related costs and outsourced labor costs. These decreases were partially offset by an increase in expenses associated with our voice and municipal broadband strategic growth initiatives and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased 8% from $28.8 million during the three months ended March 31, 2005 to $31.2 million during the three months ended March 31, 2006. The increase was primarily due to an increase in personnel costs, including an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs. Definite life intangible assets, which primarily consist of subscriber bases, software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Acquisition-related amortization decreased 47% from $3.6 million during the three months ended March 31, 2005 to $1.9 million during the three months ended March 31, 2006, as a result of several subscriber base assets becoming fully amortized over the past year and a decrease in subscriber base acquisitions in recent years. Although we experienced a decline in acquisition-related amortization during the three months ended March 31, 2006 compared to the prior year period, we expect an increase in the year ending December 31, 2006 compared to the year ended December 31, 2005 due to identifiable definite life intangible assets resulting primarily from the acquisition of New Edge.

Facility exit costs

During the three months ended March 31, 2005, we increased our estimate for real estate commitments associated with our 2004 contact center plan by $0.6 million based on events occurring during the period. The contact center plan was executed in 2004 to restructure and streamline our contact center operations and resulted in the closure of contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and a reduction of contact center operations in Atlanta, Georgia.

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are partially offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for three months ended March 31, 2005 and 2006 included $0.3 million and $9.1 million, respectively, for our proportionate share of HELIO’s net losses. During the three months ended March 31, 2006, our net losses of equity affiliate were offset by $1.5 million of amortization associated with recognizing the difference between the carrying value and fair value of assets contributed. Due to the start-up nature of HELIO’s operations and HELIO’s expected product launches in 2006 compared to 2005, we expect HELIO’s net loss to continue to increase, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

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

Interest income and other, net

Interest income and other, net, increased from $2.9 million during the three months ended March 31, 2005 to $4.2 million during the three months ended March 31, 2006 due to increases in investment yields, partially offset by a decrease in our average cash and marketable securities balance. Our weighted average investment yields have increased from approximately 2.4% during the three months ended March 31, 2005 to approximately 4.3% during the three months ended March 31, 2006 as the U.S. Federal Reserve Bank has increased interest rates. Our average cash and marketable securities balance decreased from $507.7 million during the three months ended March 31, 2005 to $401.9 million during the three months ended March 31, 2006. Our cash and investment balances decreased primarily as a result of our investment in Covad, our scheduled contribution to HELIO and capital expenditures, partially offset by cash provided by operations.

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

We reported net income for the three months ended Mach 31, 2006 but do not expect to report net income for the year ending December 31, 2006 based on management’s current expectations. Therefore, we have recorded income taxes at an effective tax rate of 0% during the three months ended March 31, 2006 in accordance with interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

We continue to maintain a valuation allowance against our unrealized deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation issued to employees using the intrinsic value method. Generally, no stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net income as services were rendered.

On January 1, 2006, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect of adoption of SFAS No. 123(R) was not material. Stock-based compensation expense under SFAS No. 123(R) was $3.7 million during the three months ended March 31, 2006, of which $3.2 million was incremental expense. The incremental impact represents stock-based compensation expense related to stock options and the impact of estimating forfeitures for nonvested shares of restricted stock. Stock-based compensation during the three months ended March 31, 2006 is classified within the same operating expense line items as cash compensation paid to employees

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Net income	$33,347	$16,354
Non-cash items	18,757	21,496
Changes in working capital	(19,820)	(8,627)
Net cash provided by operating activities	$32,284	$29,223
Net cash provided by (used in) investing activities	$21,726	$(70,252)
Net cash used in financing activities	$(61,465)	$(1,145)

Operating activities

Net cash provided by operating activities decreased during the three months ended March 31, 2006 compared to the prior year period, primarily due to the decrease in revenues discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operation. Cash flows from operating activities are expected to be adversely affected during the remainder of 2006 because of operating expenses we expect to incur to fund our growth initiatives; however, we will seek to effectively manage expenses associated with our core access services and our working capital to mitigate the adverse impact our growth initiatives are expected to have on our operating cash flows.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and loss on investments in other companies. Non-cash items increased during the three months ended March 31, 2006 compared to the prior year period primarily due to an increase in net losses of equity affiliate related to our investment in HELIO and an increase in stock-based compensation expense resulting from the adoption of SFAS No. 123 (R) on January 1, 2006. These increases were partially offset by a decrease in depreciation and amortization expense and deferred income taxes during the three months ended March 31, 2005 associated with the utilization of acquired NOLs.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during the three months ended March 31, 2006 compared to the prior year period primarily due to a decline in accounts receivable resulting from overall declines in revenue and a decline in prepaid expenses and other assets.

Investing activities

Our investing activities used cash of $70.3 million during the three months ended March 31, 2006. This consisted primarily of our $50.0 million investment in Covad and our $39.5 million scheduled contribution to HELIO. In addition, we used $7.5 million for capital expenditures, primarily associated with network and technology center related projects. Partially offsetting these investing outlays were proceeds of $27.1 million from sales and maturities of investments in marketable securities, net of purchases. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. In addition, management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases, and we may invest in or acquire other companies.

Financing activities

Our financing activities used cash of $1.1 million during the three months ended March 31, 2006. This consisted primarily of $2.0 million used to repay a note payable and $1.6 million used to repurchase 0.2 million shares of our common stock. Partially offsetting cash used for financing activities were proceeds from the exercise of stock options of $2.5 million during the three months ended March 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

As of April 30, 2006, we have utilized approximately $370.7 million pursuant to the authorizations and have $179.3 million available under the current authorization. During the first quarter of 2006, we suspended repurchases of common stock pursuant to our 10b5-1 plan. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Income Taxes

We continue to maintain a valuation allowance against our deferred tax assets of $306.4 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash during the remaining nine months in the year ending December 31, 2006 for a number of reasons, including cash commitments related to our investment in the HELIO joint venture; expected cash outlays to implement our municipal wireless broadband and VoIP strategic initiatives, including an increase in capital expenditures; and the cash consideration for our acquisition of New Edge.

Pursuant to the Contribution and Formation Agreement, we contributed $39.5 million of cash in February 2006 to HELIO and have committed to contribute additional cash of $39.0 million in HELIO in August 2006 and $19.5 million in 2007. We expect the future commitments to invest in HELIO to adversely affect our cash position.

We have expended and will continue to expend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as VoIP services and wireless broadband services. We believe wireless and IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant cash outlays. These uses of cash will be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to add customers that will generate recurring revenues. We may use additional cash in the future to further expand the markets in which we are able to offer our IP-based voice services, such as our EarthLink DSL and Home Phone Services. Additionally, we also expect to continue to use cash to acquire and retain new and existing subscribers. Capital expenditures are expected to increase in the remainder of 2006 as we invest in our initiatives for wireless broadband services and IP-based voice services. These initiatives may result in significant capital expenditures to develop, implement and build wireless broadband networks in various municipalities, including our contracts to build wireless networks for the cities of Philadelphia, Anaheim, Milpitas and San Francisco, as well as additional contracts we may pursue. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time, including, without limitation, the timing and extent of municipal wireless network build-outs and additional awards to build out networks. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

In April 2006, we closed our acquisition of New Edge. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for 2.6 million shares of EarthLink common stock and $114.3 million in cash, including cash to be used to satisfy certain liabilities. We may use additional cash to acquire or invest in companies with specific products, service capabilities, marketing channels, and/or subscriber bases that we believe complement or allow us to execute our strategy, among other potential opportunities.

We will also use cash to continue to pay real estate obligations associated with facilities closed in restructuring our contact center operations.

Due to our expected cash requirements in 2006, we suspended repurchases of common stock during the first quarter of 2006, including termination of our 10b5-1 plan, so that we may utilize cash provided by operations in the short-term to fund our growth initiatives.

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

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of March 31, 2006, we had $131.1 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $197.7 million and $23.9 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next twelve months. We have no commitments for any financing and have no lines of credit or similar sources of financing. However, as a result of our growth initiatives and other investment activities, we may seek additional financing in the future. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, pay dividends and raise future capital. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of debt. If we are unable to obtain additional needed financing, we may be required to reduce our planned capital expenditures, suspend or reduce our investment activities and/or reduce any of our planned growth initiatives, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops it business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO is enabling HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three months ended March 31, 2005, fees received for services provided to HELIO were nominal. During the three months ended March 31, 2006, fees received for services provided to HELIO were $0.7 million.

We market HELIO’s products and services, and during the three months ended March 31, 2006, we generated revenues of $0.2 million associated with marketing HELIO’s services.

We purchase wireless Internet access devices and services from HELIO. During the three months ended March 31, 2006, fees paid for products and services received from HELIO were $0.2 million.

As of December 31, 2005, we had accounts receivable from HELIO of approximately $0.3 million. As of March 31, 2006, we had accounts payable to HELIO of approximately $0.5 million.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may be unable to successfully enhance existing or develop or offer new products and services in a cost-effective or timely manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based communications services, including new products and services offered in connection with our voice and municipal broadband network initiatives; (2) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or our other investment activities, as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that we may experience significant fluctuations in our operating results and rate of growth and may not be profitable in the future; (6) that we may not be successful in making and integrating acquisitions and investments into our business, which could result in operating difficulties; (7) that the continued decline of our narrowband revenues would adversely affect us; (8) that we may not be able to successfully execute our broadband strategy which could materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (9) that we may be unable to maintain or increase our customer levels if ILECs and cable companies do not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market, especially as a result of the U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (10) that our commercial and alliance arrangements, including marketing arrangements with Sprint, may be terminated or may not be as beneficial to us as we anticipate; (11) that the market for VoIP services may not develop as anticipated; (12) that we may not generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks; (13) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (14) that our third-party providers for technical and customer support and billing services may be unable to provide these services on an economical basis or at all; (15) that service interruptions or impediments could harm our business; (16) that business failures and mergers in the telecommunications industry may inhibit our ability to manage our costs; (17) that government regulations could force us to change our business practices; (18) that we may be unable to protect our proprietary technologies or successfully defend infringement claims and that we may be required to enter licensing arrangements on unfavorable terms; (19) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (21) that we may not be able to continually develop effective business systems, processes and personnel to support our business; (22) that we may be unable to hire and retain qualified personnel, including our key executive officers; (23) that our stock price has been volatile and may continue to be volatile; (24) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (25) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of investments in a variety of securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of March 31, 2006. The following table summarizes our investments by security type as of December 31, 2005 and March 31, 2006:

	As of December 31, 2005		As of March 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Government agency notes	$148,084	$147,575	$142,761	$142,218
Asset-backed (including auction rate) securities	90,058	90,045	72,476	72,467
Corporate notes	28,514	28,489	13,425	13,394
Commercial paper	48,807	48,784	52,701	52,661
	$315,463	$314,893	$281,363	$280,740

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2005 and March 31, 2006. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2005		As of March 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$66,068	$66,068	$59,099	$59,099
Weighted average interest rate	4.3%		4.6%
Weighted average maturity (mos.)	1.2		0.6
Included in marketable securities-short-term	$208,265	$207,845	$198,155	$197,707
Weighted average interest rate	4.0%		4.3%
Weighted average maturity (mos.)*	3.9		3.5
Included in marketable securities-long-term	$41,130	$40,980	$24,109	$23,934
Weighted average interest rate	4.2%		4.5%
Weighted average maturity (mos.)	22.1		19.0

*                    The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund operating activities.

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

Changes in Internal Control over Financial Reporting

There has been no change in EarthLink’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.                        Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.                Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2006 are as follows:

2006	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
January 1 through January 31	23	$10.93	23	$180,661
February 1 through February 28	128	10.93	128	179,260
March 1 through March 31	—		—	179,260
Total	151		151

(1)          Since the inception of the share repurchase program (“Repurchase Program”), the Board of Directors has authorized a total of $550.0 million for the repurchase of our common stock. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the first quarter of 2006, we suspended repurchases of common stock, including termination of our 10b5-1 plan. We may repurchase our common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

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

EARTHLINK, INC.
Date:	May 5, 2006	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer
Date:	May 5, 2006	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)