Form 10-Q/A
period 2006-06-30
EARTHLINK INC
filed 2006-08-22
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of July 31, 2006, 130,817,728 shares of common stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

EarthLink, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was originally filed on August 4, 2006 (the “Original Filing”), to amend and restate in its entirety the cover page of the Original Filing.  This Amendment No. 1 corrects the number of shares outstanding of the Company’s common stock as of July 31, 2006.  The cover page of the Original Filing inadvertently misstated the number of the Company’s common shares outstanding as of July 31, 2006, to be 124,211,438.  The actual number of the Company’s common shares outstanding as of such date was 130,817,728.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends and restates the cover page of the Original Filing in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.  Other than the correction of the number of common shares outstanding as of July 31, 2006, and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein.  This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission.

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

EARTHLINK, INC.

Dated:	August 22, 2006	/s/ Charles G. Betty
Charles G. Betty, Chief Executive Officer

Dated:	August 22, 2006	/s/ Kevin M. Dotts
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)