Form 10-Q
period 2006-09-30
EARTHLINK INC
filed 2006-11-06
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 122,601,874 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2006

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS

	December 31,	September 30,
	2005	2006
		(unaudited)
Current assets:
Cash and cash equivalents	$173,294	$33,653
Investments in marketable securities	207,845	104,870
Accounts receivable, net of allowance of $8,054 and $8,864 as of December 31, 2005 and September 30, 2006, respectively	35,733	45,197
Due from equity affiliate	300	—
Prepaid expenses	14,225	13,770
Other current assets	13,121	17,699
Total current assets	444,518	215,189
Long-term investments in marketable securities	40,980	19,664
Investment in equity affiliate	67,143	97,348
Investments in other companies	1,417	58,837
Property and equipment, net	73,177	94,208
Purchased intangible assets, net	16,278	54,639
Goodwill	101,125	198,508
Other long-term assets	4,511	3,063
Total assets	$749,149	$741,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,578	$40,513
Accrued payroll and related expenses	37,741	33,274
Other accounts payable and accrued liabilities	84,139	97,318
Deferred revenue	58,359	54,766
Total current liabilities	211,817	225,871

Deferred revenue, net of current portion	716	854
Other long-term liabilities	14,752	13,436
Total liabilities	227,285	240,161

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2005 and September 30, 2006	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 181,962 and 184,487 shares issued as of December 31, 2005 and September 30, 2006, respectively, and 131,390 and 123,376 shares outstanding as of December 31, 2005 and September 30, 2006, respectively	1,820	1,845
Additional paid-in capital	1,997,906	2,027,884
Warrants to purchase common stock	259	259
Accumulated deficit	(1,049,982)	(1,020,243)
Treasury stock, at cost, 50,572 and 61,111 shares as of December 31, 2005 and September 30, 2006, respectively	(422,619)	(502,466)
Unrealized losses on investments	(653)	(5,984)
Deferred compensation	(4,867)	—
Total stockholders’ equity	521,864	501,295
Total liabilities and stockholders’ equity	$749,149	$741,456

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
	(unaudited)
Revenues:
Narrowband access	$181,242	$150,842	$570,420	$472,797
Broadband access	109,308	149,404	330,382	409,355
Advertising and other value-added services	16,507	22,375	45,547	63,921
Web hosting	9,939	8,688	31,075	27,044
Total revenues	316,996	331,309	977,424	973,117

Operating costs and expenses:
Telecommunications service and equipment costs	90,156	112,790	279,017	313,163
Sales incentives	2,222	1,626	6,744	4,535
Total cost of revenues	92,378	114,416	285,761	317,698

Sales and marketing	92,749	93,926	291,249	290,701
Operations and customer support	57,821	66,683	178,729	193,904
General and administrative	26,891	33,286	82,328	95,937
Acquisition-related amortization	2,828	3,372	9,668	8,407
Facility exit and restructuring costs	1,301	-	2,008	(117)
Total operating costs and expenses	273,968	311,683	849,743	906,530

Income from operations	43,028	19,626	127,681	66,587
Gain on investments in other companies, net	—	25	2,437	377
Net losses of equity affiliate	(4,592)	(26,174)	(6,934)	(49,116)
Interest income and other, net	3,400	3,272	9,211	11,822
Income (loss) before income taxes	41,836	(3,251)	132,395	29,670
Provision (benefit) for income taxes	5,401	(69)	18,765	(69)
Net income (loss)	$36,435	$(3,182)	$113,630	$29,739

Basic net income (loss) per share	$0.28	$(0.02)	$0.82	$0.23
Diluted net income (loss) per share	$0.27	$(0.02)	$0.80	$0.22

Basic weighted average common shares outstanding	132,444	128,321	139,056	130,863
Diluted weighted average common shares outstanding	134,709	128,321	141,621	132,769

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(in thousands) (unaudited)
Cash flows from operating activities:
Net income	$113,630	$29,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,704	33,796
Loss on disposals and impairments of fixed assets	34	820
Gain on investments in other companies, net	(2,437)	(377)
Net losses of equity affiliate	6,934	49,116
Stock-based compensation expense	1,128	10,869
Deferred income taxes	14,367	221
Other adjustments	(200)	(797)
(Increase) decrease in accounts receivable, net	(2,655)	1,468
Decrease (increase) in prepaid expenses and other assets	10,374	(2,582)
Decrease in accounts payable and accrued and other liabilities	(10,546)	(30,344)
Decrease in deferred revenue	(6,615)	(3,696)
Net cash provided by operating activities	160,718	88,233

Cash flows from investing activities:
Purchases of property and equipment	(26,659)	(24,395)
Purchases of subscriber bases	(4,806)	(2,636)
Proceeds from sales of fixed assets	20	8
Investments in marketable securities:
Purchases	(273,978)	(68,174)
Sales and maturities	401,893	192,828
Purchase of businesses, net	(9,219)	(108,663)
Investments in and net advances to and from equity affiliate	(81,745)	(78,232)
Amounts paid for sale of net liabilities to equity affiliate	(929)	—
Investments in other companies	—	(60,000)
Loan origination fees	—	(803)
Distributions received from investments in other companies	4,000	377
Net cash provided by (used in) investing activities	8,577	(149,690)

Cash flows from financing activities:
Repayment of note payable	—	(2,000)
Principal payments under capital lease obligations	(16)	(26)
Proceeds from stock options exercised and employee stock purchase plan purchases	9,553	3,689
Purchases of treasury stock	(181,333)	(79,847)
Net cash used in financing activities	(171,796)	(78,184)

Net decrease in cash and cash equivalents	(2,501)	(139,641)
Cash and cash equivalents, beginning of period	218,910	173,294
Cash and cash equivalents, end of period	$216,409	$33,653

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

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2005 and 2006 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2005 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of September 30, 2006, approximately 26,000 phantom share units were outstanding.

Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation.’’  Generally, no stock-based employee compensation cost related to stock options was reflected in net income (loss) prior to January 1, 2006, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modified stock options subsequent to the grant date, the Company recorded compensation expense based on the modification, as required by SFAS No. 123 and APB Opinion No. 25.  Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net income as services were rendered.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. In accordance with the modified prospective method, the Company’s financial statements for periods prior to implementation have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

In March 2005, the SEC published SAB No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation expense during the three and nine months ended September 30, 2006 within the same operating expense line items as cash compensation paid to employees.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

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

Stock-based compensation expense under SFAS No. 123(R) was $3.4 million and $10.8 million during the three and nine months ended September 30, 2006, respectively, of which $3.0 million and $9.4 million, respectively, related to stock options and $0.4 million and $1.4 million, respectively, related to restricted stock units.  Stock-based compensation expense during the three and nine months ended September 30, 2005 included $0.3 million and $0.8 million related to restricted stock units, respectively, and stock-based compensation expense during the nine months ended September 30, 2005 included $0.4 million of stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to HELIO. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the three and nine months ended September 30, 2006 were $2.9 million and $9.1 million lower, respectively, than if it had continued to account for share-based compensation using the intrinsic method of accounting under APB Opinion No. 25. Basic and diluted net income per share for the three and nine months ended September 30, 2006 were $0.02 per share and $0.07 per share lower, respectively, than if the Company had continued to account for share-based compensation using the intrinsic method of accounting under APB Opinion No. 25. The incremental impact of SFAS No. 123(R) during the three and nine months ended September 30, 2006 represents stock-based compensation expense related to stock options and the impact of estimating forfeitures related to nonvested shares of restricted stock.

Valuation Assumptions for Stock Options

The fair value of stock options granted during the nine months ended September 30, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2005	2006

Dividend yield	0%	0%
Expected volatility	50%	44%
Risk-free interest rate	3.96%	4.90%
Expected life	4.8 years	4.4 years

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

Options and Warrants Outstanding

The following table summarizes information concerning stock option and warrant activity during the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	and Warrants	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2005	19,908	$11.87
Granted	1,949	8.89
Exercised	(673)	6.01
Forfeited	(1,534)	12.69
Outstanding as of September 30, 2006	19,650	11.71	6.3	$5,021

Vested and expected to vest as of September 30, 2006	18,052	$11.91	6.0	$4,927

Exercisable as of September 30, 2006	12,205	$13.26	4.9	$3,330

The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2006 was $3.73 per share.  The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on September 30, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.4 million.

Restricted Stock Units

As of December 31, 2005 and September 30, 2006, approximately 658,000 and 740,000 restricted stock units, respectively, issued to non-employee directors and certain key employees were outstanding. During the nine months ended September 30, 2006, 345,000 restricted stock units were granted, 159,000 restricted stock units vested and 104,000 restricted stock units were forfeited. The weighted average grant date fair value of restricted stock units as of December 31, 2005 and September 30, 2006 was $9.82 and $9.73 per unit, respectively. As of September 30, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)

Net income, as reported	$36,435	$113,630
Add: Stock-based compensation expense associated with stock options included in reported net income	—	366
Deduct: Stock-based compensation expense determined using a fair value based method for all awards	(3,234)	(11,680)
Pro forma net income	$33,201	$102,316

Basic net income per share:
As reported	$0.28	$0.82
Pro forma	$0.25	$0.74

Diluted net income per share:
As reported	$0.27	$0.80
Pro forma	$0.25	$0.73

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

The acquisition was accounted for pursuant to SFAS No. 141, “Business Combinations.” The total purchase price of $142.2 million consisted of $108.7 million net cash paid, including direct transaction costs;

$20.2 million in EarthLink, Inc. common stock, representing approximately 1.7 million shares; and estimated net liabilities assumed of $13.3 million. In addition, approximately 0.9 million shares of EarthLink, Inc. common stock are being held in escrow and will be used to cover liabilities that may arise under EarthLink’s indemnification rights under the merger agreement. To the extent escrow shares are not used to satisfy liabilities, the shares will be issued as additional purchase price on the fifteen month anniversary of the closing date. The fair value of EarthLink, Inc. common stock was determined based on the average market price per share the three days before and the three days after the announcement of the execution of the merger agreement.

EarthLink allocated $44.8 million of the total purchase price to identifiable intangible assets, consisting of acquired customer relationships, trade names and software. The fair values of identifiable intangible assets acquired were based on an independent appraisal. The preliminary purchase price allocation resulted in $97.4 million of goodwill. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired customer relationships and software are being amortized on a straight-line basis from the date of the acquisition over the estimated useful lives of the assets, which range from three to nine years. The weighted average amortizable life of the acquired intangible assets is 5.9 years. The acquired trade names were deemed to have indefinite useful lives. The amounts of liabilities assumed and identifiable assets acquired will continue to be subject to adjustment for up to one year from the date of acquisition. Any change will change the amount of purchase price allocable to goodwill. The pro forma effect of the transaction is not material.

6.  Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units and contingently issuable shares (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. In applying the treasury stock method for stock-based compensation arrangements during the nine months ended September 30, 2006, the assumed proceeds were computed as the sum of the amount the employee must pay upon exercise and the amounts of compensation cost attributed to future services and not yet recognized.

The following table sets forth the computation for basic and diluted net income per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005	2006
	(in thousands, except per share data)

Net income (A)	$36,435	$113,630	$29,739

Basic weighted average common shares outstanding (B)	132,444	139,056	130,863
Dilutive effect of Common Stock Equivalents	2,265	2,565	1,906
Diluted weighted average common shares outstanding (C)	134,709	141,621	132,769

Basic net income per share (A/B)	$0.28	$0.82	$0.23
Diluted net income per share (A/C)	$0.27	$0.80	$0.22

Common Stock Equivalents for the three and nine months ended September 30, 2005 included an average of 9.5 million stock options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method.  Common Stock Equivalents for the three and nine months ended September 30, 2005 excluded 11.9 million and 11.8 million, respectively, average stock options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the exercise prices exceeded the Company’s average stock price during the three and nine months ended September 30, 2005.

Common Stock Equivalents for the nine months ended September 30, 2006 included an average of 5.6 million options, warrants, phantom share units and restricted stock units which had a dilutive effect based on application of the treasury stock method, but excluded 14.8 million average options, warrants and restricted stock units outstanding which were deemed anti-dilutive because the assumed proceeds exceeded the Company’s average stock price during the nine months ended September 30, 2006, but these options, warrants and restricted stock units could be dilutive in future periods. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended September 30, 2006 because such inclusion would have an anti-dilutive effect.

7.  Comprehensive Income

Comprehensive income includes unrealized gains and losses on investments which are excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)
Net income (loss)	$36,435	$(3,182)	$113,630	$29,739
Net change in unrealized losses on investments	(112)	(10,715)	(393)	(5,331)
Total comprehensive income (loss)	$36,323	$(13,897)	$113,237	$24,408

The net change in unrealized losses on investments for the three and nine months ended September 30, 2006 was primarily due to the change in the estimated fair value of the Company’s investments in other companies as a result of a decrease in the closing stock price of these companies as of September 30, 2006 compared to the prior period end.

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

The following table summarizes activity for the liability balances associated with the 2003 Plan, the 2004 Plan and the 2005 Plans for the period December 31, 2005 through September 30, 2006, including costs paid or otherwise settled and adjustments to the liabilities:

	Balance			Balance
	December 31,			September 30,
	2005	Payments	Adjustments	2006
	(in thousands)
Severance and personnel-related costs	$65	$(34)	$(31)	$—
Real estate and telecommunications costs, including non-cancelable leases	5,594	(1,321)	(86)	4,187
	$5,659	$(1,355)	$(117)	$4,187

9.  Investments

Investments in marketable securities

Short- and long-term investments in marketable securities consist of investments in debt securities classified as available-for-sale and have original maturities greater than 90 days from the date of acquisition.  Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date. Short-term investments in marketable securities also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management’s view.  Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, which are classified as short-term investments in marketable securities.  The Company has invested primarily in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.  Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  During the three and nine months ended September 30, 2005 and 2006, gains and losses realized from sales of investments in marketable securities were nominal. As of December 31, 2005 and September 30, 2006, gross unrealized losses were $0.2 million and gross unrealized gains were nominal.

Investments in other companies

As of December 31, 2005 and September 30, 2006, minority investments in other companies were $1.4 million and $58.8 million, respectively, and are classified as investments in other companies in the Condensed Consolidated Balance Sheets. The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized (losses) gains included in stockholders’ equity and accumulated other comprehensive income (loss). Minority investments in other companies as of December 31, 2005 and September 30, 2006 included $1.0 million and $11.0 million, respectively, of investments carried at cost, and $0.4 million and $47.8 million, respectively, of investments recorded at fair value. As of December 31, 2005, gross unrealized losses were $0.1 million and there were no gross unrealized gains. As of September 30, 2006, gross unrealized losses were $5.9 million and gross unrealized gains were $0.1 million.

In March 2006, the Company invested $50.0 million in Covad Communications Group, LLC (“Covad”), which consisted of 6.1 million shares of Covad common stock for an aggregate purchase price of $10.0 million and $40.0 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011

(the “Notes”). The Company cannot exert significant influence over Covad’s operating and financial policies and, as such, accounts for its investment in Covad under the cost method of accounting and classifies the investment as available-for-sale. The Company deferred $0.8 million of direct loan origination costs that will be recognized as a reduction in the effective yield over the term of the Notes.

In April 2006, the Company invested $10.0 million in Current Communications Group, LLC (“Current”), a privately-held broadband-over-powerline provider. The Company accounts for its investment in Current under the cost method of accounting because the Company cannot exert significant influence over Current’s operating and financial policies.

In June 2005, the Company received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies. In applying the cost method, EarthLink recorded $0.7 million as a return of EarthLink’s investment based on the carrying value of the investment, and the remaining $3.3 million was recorded as a gain on investments in other companies, net, in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2006, the Company recorded a $0.4 million gain on investments in other companies resulting from an additional EVG dividend.

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

Investment in equity affiliate

In March 2005, the Company completed the formation of HELIO, a joint venture with SK Telecom Co., Ltd. (“SK Telecom”). HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SK Telecom each have an equal voting and economic ownership interest in HELIO. EarthLink and SK Telecom, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate $79.0 million in February 2006, invested an aggregate of $78.0 million in August 2006 and have committed to invest additional cash of $39.0 million in 2007.

In January and July 2006, HELIO received minority investments, which reduced EarthLink’s and SK Telecom’s economic ownership interest in HELIO from 50 percent at formation to 48 percent. However, EarthLink’s and SK Telecom’s voting interest remains the same.

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies.  As a result, the Company records its proportionate share of HELIO’s net loss in its statement of operations. The Company is amortizing the difference between the book value and fair value of definite-lived non-cash assets contributed to HELIO over the estimated useful lives of the definite-lived non-cash assets contributed. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the statement of operations. The following table presents the components of net losses of affiliate for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)
Equity method losses	$(6,200)	$(27,991)	$(10,272)	$(54,823)
Amortization	1,608	1,817	3,338	5,707
Net losses of equity affiliate	$(4,592)	$(26,174)	$(6,934)	$(49,116)

Summarized statement of operations information of HELIO for the three and nine months ended September 30, 2005 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)

Revenues	$5,316	$12,795	$11,077	$23,987
Operating loss	(13,713)	(64,837)	(22,783)	(124,732)
Net loss	(12,514)	(62,275)	(20,659)	(117,652)

10.  Purchased Intangible Assets and Goodwill

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006:

	As of December 31, 2005			As of September 30, 2006
	Gross	Net	Gross	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Definite life intangible assets	$340,636	$(327,358)	$13,278	$379,546	$(335,764)	$43,782
Indefinite life intangible assets			3,000			10,857

Total			$16,278			$54,639

The Company’s definite life intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs that are not deemed to have indefinite lives. The Company’s indefinite life intangible assets primarily consist of trade names.  Definite life intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. Acquisition-related amortization in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2006 represents the amortization of definite life intangible assets.  Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $3.0 million for the remaining three months in the year ending December 31, 2006 and $10.9 million, $9.0 million, $6.6 million, $6.4 million and $7.9 million for the years ending December 31, 2007, 2008, 2009, 2010 and thereafter, respectively.  Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

Goodwill

During the nine months ended September 30, 2006, goodwill increased $97.4 million due to the Company’s acquisition of New Edge. During the nine months ended September 30, 2006, goodwill also decreased $0.1 million due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc. and PeoplePC Inc. The net operating loss carryforwards were utilized to offset taxable income for the nine months ended September 30, 2006.

11.  Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $550.0 million for the repurchase of EarthLink’s common stock. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company may purchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated at any time. During the three months ended March 31, 2006, the Company suspended repurchases of common stock, including termination of its 10b5-1 repurchase plan. During the three months ended June 30, 2006, the Company resumed repurchases of common stock. As of September 30, 2006, the Company had $101.1 million available under its current authorization by the Board of Directors.

The following table summarizes share purchases during the three and nine months ended September 30, 2005 and 2006 pursuant to previously existing authorizations by the Board of Directors, which have been recorded as treasury stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)
Number of shares purchased	4,980	8,049	19,482	10,539
Aggregate purchase price	$46,530	$58,705	$181,333	$79,847

12. Income Taxes

The provision for income taxes during the three and nine months ended September 30, 2005 consisted of $1.0 million and $2.2 million, respectively, of state income taxes due and a valuation allowance of $0.7 million and $2.2 million, respectively, established for federal and state alternative minimum tax (“AMT”) amounts due.  The AMT may be used to offset tax due in future periods and was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. The provision for income taxes for the three and nine months ended September 30, 2005 also included a non-cash, deferred tax provision of $3.7 million and $14.4 million, respectively, associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain.com, Inc., PeoplePC Inc. and Cidco Incorporated.

EarthLink has recorded income taxes at an effective annual tax rate of 0% for the three and nine months ended September 30, 2006 based on management’s current expectations for the results of operations for the year ending December 31, 2006 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

EarthLink continues to maintain a full valuation allowance against its unrealized deferred tax assets, consisting primarily of net operating loss carryforwards, and EarthLink may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent EarthLink may owe income taxes in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

13. Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement for EarthLink to provide to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops it business, the extent to which HELIO relies on EarthLink to provide these services has decreased. EarthLink believes that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it had purchased these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three and nine months ended September 30, 2005, fees received for services provided to HELIO were $1.0 million and $2.4 million, respectively. During the three and nine months ended September 30, 2006, fees received for services provided to HELIO were $0.6 million and $1.8 million, respectively.

EarthLink also markets HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three and nine months ended September 30, 2005 and 2006, revenues generated from HELIO and fees paid for products and services from HELIO were minimal.

eCompanies

During the nine months ended September 30, 2005, the Company received a $4.0 million cash distribution from its investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

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

Industry Background

The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000 but has experienced slower growth subsequently as the market has reached a mature stage of growth. Approximately 77 million households were estimated to have had Internet access services as of December 31, 2005, and three to four million new households are currently adding Internet access each year. Within the total Internet access market, there are three distinct markets: broadband access, premium narrowband access and value narrowband access. Broadband, or high-speed, access is typically priced at $20 to $50 per month and generally offers users faster connection and download speeds than narrowband access. The market for broadband access is rapidly growing; however, new subscriber growth is gradually slowing as the market matures and competition for customers without broadband access continues to intensify. Broadband service providers increasingly pursue aggressive price-based competitive strategies. As a result, pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services. Premium narrowband access services, which are typically priced at $17.95 to $25.90 per subscriber per month, offer service with additional features such as telephone technical support, proprietary content, parental controls, pop-up blockers, security functions, extra email storage and accelerator capabilities. Value-priced narrowband access providers offer services with a limited set of features priced typically at $9.95 to $14.95 per month and are attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. The market for premium narrowband access has been shrinking, as consumers move to broadband and value narrowband services.

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

Revenue Sources

EarthLink provides all three types of Internet access services described above (premium narrowband access; value narrowband access; and broadband access), web hosting services and advertising and other value-added services, such as mail storage and security. During 2006, we began providing VoIP services, managed data network services through our acquisition of New Edge Holding Company (“New Edge”) and municipal Wi-Fi services. Our subscriber base remained consistent at approximately 5.3 million paying subscribers as of September 30, 2005 and 2006. Total revenues increased from $317.0 million during the three months ended September 30, 2005 to $331.3 million during the three months ended September 30, 2006, and decreased from $977.4 million during the nine months ended September 30, 2005 to $973.1 million during the nine months ended September 30, 2006. In addition, the mix of customers has shifted toward broadband services, reflecting the growth of this component of the Internet access market and our expanding broadband footprint and offerings; and toward value-priced narrowband Internet access services for consumers that are slower to adopt broadband services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining reflecting the maturity of this service.

We derive substantially all revenues from services and related fees. The remaining revenues relate to sales of equipment and devices used by our customers to access our services. We had approximately 3.3 million narrowband subscribers, 1.9 million broadband subscribers and 116,000 web hosting accounts as of September 30, 2006. Narrowband access revenues, broadband access revenues, advertising and other value-added services revenues and web hosting revenues represented 48%, 42%, 7% and 3%, respectively, of total revenues for the nine months ended September 30, 2006. We expect broadband access revenues to eventually account for a greater percentage of total revenues than narrowband access revenues.

Business Strategy and Risks

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on broadband and value-priced narrowband access to generate organic subscriber growth; become a total communications provider by expanding into new markets, such as VoIP services, municipal Wi-Fi services and wireless voice and data services; market high quality, differentiated products and services; and improve or maintain operating margins on our existing service offerings to fund growth. We believe the most important factors for us to execute our business strategy are the following:

•                  Exploring, identifying and investing in growth opportunities, such as VoIP services and municipal Wi-Fi services, and successfully implementing strategies to add customers and deliver these services cost effectively

•                  Managing the rate of decline of our traditional, premium-priced narrowband access subscriber base and revenues and balancing aggressive promotional pricing with the number of subscribers we are able to add and/or retain while continuing to manage operating costs

•                  Continuing the growth of our PeoplePC-branded, value-priced narrowband access and our broadband service offerings in spite of competition from current and new competitors

•                  Differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences

•                  Continuing to identify opportunities to improve the cost structure of our business without impacting the quality of services we provide

•                  Renewing, extending or otherwise entering into wholesale broadband access agreements with telecommunications providers at competitive and improved wholesale broadband access prices and, in the event there are adverse changes in the retail pricing environment for broadband access services, at wholesale broadband access prices that decrease sufficiently to at least coincide with declines in retail prices

•                  Exploring and evaluating potential strategic transactions that we believe may complement our current and future business activities and successfully integrating any new acquisitions and investments into our business

The primary challenges we face in executing our business strategy are successfully developing and implementing new products and services on a timely basis, competition, purchasing cost-effective wholesale broadband access, and maintaining profitability in our Internet access services.

Looking Ahead

As the market for premium narrowband continues to decline, we will continue to focus our efforts on broadband services and value-priced narrowband services. We also expect to use the cash generated from these services to fund our strategic growth initiatives. These initiatives will be focused on expanding our marketing efforts for VoIP services, widening our municipal broadband Wi-Fi footprint and the various Wi-Fi services we offer, expanding the marketing and distribution efforts for HELIO, and increasing our small and medium enterprise (“SME”) service offerings. Overall profits declined during the three and nine months ended September 30, 2006 compared to the prior year periods, and we expect this trend to continue for the remainder of 2006 due to the implementation of these strategic growth initiatives, as well as the proportionate share of losses we expect to incur as a result of the start-up nature of HELIO’s operations. Implementation of new services involves initial product development and infrastructure costs in addition to sales and marketing costs. The operating models for these services are similar to the ISP operating model upon which we have based our current operations. Specifically, after developing an infrastructure to support the offering, we plan to invest in sales and marketing to add customers who generate recurring revenues, while we incur customer support and telecommunications costs to provide these services. Because this year was one in which we invested in product development, infrastructure and sales and marketing efforts for our new services, our profitability thus far in 2006 was adversely impacted because revenues for these services did not exceed these initial costs. We expect this trend to continue for the remainder of 2006. However, we believe management can exercise discretion in deploying product development and sales and marketing resources to manage the growth of the VoIP and municipal broadband customer bases. We also expect HELIO to continue to incur losses, as HELIO is in a similar stage with respect to its service offerings. We record our proportionate share of HELIO’s losses in our results of operations, so our profitability for the remainder of 2006 will also be adversely impacted because of HELIO’s losses.

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

Strategic Growth Initiatives

Municipal Wireless Access

One of our strategic growth initiatives is to invest in wireless broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We began this initiative during 2005 by winning proposals to finance, build and manage wireless broadband networks for the cities of Philadelphia, Pennsylvania and Anaheim, California. During 2006, we completed the initial phase for these networks and began offering our Wi-Fi services.  The following additional developments were made during 2006:

•                  In April 2006, the San Francisco TechConnect Committee selected our joint ‘Request For Proposal’ (RFP) with Google, to the city of San Francisco to build a citywide wireless municipal network. This will allow us to leverage the strengths of both companies and to offer services to different customers on the network that fit with their individual needs and wants. We are currently in negotiations to reach a contract with the city of San Francisco.

•                  In March 2006, the city of Milpitas, California selected EarthLink to build a wireless broadband network. Under the terms of the proposed contract, we intend to finance, build and manage the wireless network, which would cover approximately 6.5 square miles.

•                  In May 2006, we received approval from the New Orleans City Council to enable us to build a Wi-Fi broadband network in the city of New Orleans. The initial 15 square mile deployment will replace the city-owned network.

•                  In August 2006, we were selected by the city of Pasadena to enter into negotiations to build, own and operate a 23 square mile citywide municipal wireless network.

We are currently pursuing additional similar arrangements with other municipalities. We expect to significantly expand our wireless broadband footprint and grow our wireless broadband subscriber base to increase revenues. These initiatives may result in significant capital expenditures and operating costs in future periods to develop, implement and build wireless broadband networks in these municipalities, as well as increased costs to market the new services.

Wireless Voice and Data Services

Effective March 24, 2005, we completed the formation of HELIO, a joint venture with SK Telecom Co., Ltd. (“SK Telecom”). HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. EarthLink and SK Telecom invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate of $79.0 million of cash in February 2006, invested an aggregate of $78.0 million in August 2006 and have committed to invest additional cash of $39.0 million in 2007. As of September 30, 2006, EarthLink and SK Telecom each had a 50 percent voting interest and a 48 percent economic ownership interest in HELIO. Through this joint venture, we have a share in the market for wireless voice and data services.

During the second quarter of 2006, HELIO launched its first two handheld devices, which are based on products SK Telecom offers in Korea. HELIO targets young, connected consumers with an extensive array of features, including MySpace Mobile, video services, 3D and multiplayer games, and video, picture and text messaging, in addition to its wireless voice and data services.  HELIO is currently marketing its services through a variety of means. During the third quarter of 2006, HELIO had distribution of its devices in over 2,200 retail and agent locations and began its national television and print marketing campaign.

IP-Based Voice Services

In late 2005 and early 2006, we launched DSL and Home Phone Service in Dallas, Seattle, San Francisco and San Jose with Covad Communications Group, Inc. (“Covad”). The new DSL and VoIP service, which uses Covad line-powered voice access, allows us to offer consumers low-cost phone services along with high-speed Internet access.

In March 2006, we invested $50.0 million in Covad to fund the network build-out of DSL and Home Phone Service access in eight additional cities.  In September 2006, we launched service in these markets, which include Atlanta, Chicago, Los Angeles, Miami, New York City, Philadelphia, San Diego and Washington, D.C. We plan to begin marketing the EarthLink DSL and Home Phone Service in these markets during the fourth quarter of 2006. We will continue to invest in the development of additional applications and services and the marketing efforts for our IP-based voice services.

Acquisition

In April 2006, we closed our acquisition of New Edge, a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge expands our business to small and medium-sized enterprises. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for 1.7 million shares of EarthLink common stock and $108.7 million in net cash, including cash to be used to satisfy certain New Edge liabilities and direct transaction costs.

We expect to build upon our existing portfolio of SME products, including web hosting, security and VoIP services, and we expect to expand into new growth markets, such as Virtual Private Networks (VPN), wide area networking and wholesale solutions.

Marketing Alliances and Other

We have a marketing relationship with Embarq Corporation (“Embarq”), a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provides that EarthLink is the wholesale high-speed ISP for Embarq’s local residential and small business customers. In addition, we provide Embarq with wholesale narrowband access services. The contracts associated with these arrangements expire in April 2007. During the third quarter of 2006, EarthLink and Embarq decided not to renew the wholesale broadband contract. During the three and nine months ended September 30, 2005 and 2006, our relationship with Embarq generated more than 10% of our total gross organic subscriber additions. As of September 30, 2006, our broadband subscriber count and total subscriber count included approximately 751,000 subscribers under the marketing relationship. During the three months ended September 30, 2006, the relationship generated revenues of approximately $7.7 million.

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 19 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of September 30, 2006, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network. In July 2006, we entered into a new agreement with Time Warner Cable to provide our broadband services over their systems through November 2011.

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

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30,	December 31,	June 30,	September 30,
	2005	2005	2006	2006
Subscriber Data (a)
Narrowband subscribers	3,650,000	3,580,000	3,411,000	3,330,000
Broadband subscribers	1,544,000	1,608,000	1,810,000	1,857,000
Web hosting accounts	131,000	127,000	119,000	116,000
Total subscriber count at end of period	5,325,000	5,315,000	5,340,000	5,303,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Subscriber Activity
Subscribers at beginning of period	5,384,000	5,340,000	5,388,000	5,315,000
Gross organic subscriber additions	696,000	678,000	2,112,000	2,088,000
Acquired subscribers (b)	6,000	6,000	101,000	76,000
Adjustment (c)	—	—	(27,000)	—
Churn	(761,000)	(721,000)	(2,249,000)	(2,176,000)
Subscribers at end of period	5,325,000	5,303,000	5,325,000	5,303,000

Churn rate (d)	4.7%	4.5%	4.7%	4.5%

Narrowband Data
Average subscribers (e)	3,700,000	3,375,000	3,763,000	3,466,000
ARPU (f)	$16.33	$14.90	$16.84	$15.16
Churn rate (d)	5.6%	5.6%	5.5%	5.7%

Broadband Data
Average subscribers (e)	1,519,000	1,833,000	1,468,000	1,751,000
ARPU (f)	$23.98	$27.17	$25.00	$25.98
Churn rate (d)	2.8%	2.6%	2.7%	2.4%

Web Hosting Data
Average accounts (e)	133,000	118,000	138,000	121,000
ARPU (f)	$24.82	$24.63	$25.04	$24.75
Churn rate (d)	2.0%	2.0%	2.2%	2.1%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Acquired subscribers for the nine months ended September 30, 2006 includes approximately 58,000 broadband subscribers acquired in the New Edge merger transaction. Acquired subscribers for the three and nine months ended September 30, 2005 and three months ended September 30, 2006 includes purchases of subscriber bases from other ISPs.

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

(e)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period. Average subscribers or accounts for the nine month periods is calculated by averaging the ending monthly subscribers or accounts for the ten months preceding and including the end of the period.

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

Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(dollars in thousands)

Revenues:
Narrowband access	$181,242	$150,842	$(30,400)	-17%	$570,420	$472,797	$(97,623)	-17%
Broadband access	109,308	149,404	40,096	37%	330,382	409,355	78,973	24%
Advertising and other value-added services	16,507	22,375	5,868	36%	45,547	63,921	18,374	40%
Web hosting	9,939	8,688	(1,251)	-13%	31,075	27,044	(4,031)	-13%
Total revenues	316,996	331,309	14,313	5%	977,424	973,117	(4,307)	0%

Operating costs and expenses:
Telecommunications service and equipment costs	90,156	112,790	22,634	25%	279,017	313,163	34,146	12%
Sales incentives	2,222	1,626	(596)	-27%	6,744	4,535	(2,209)	-33%
Total cost of revenues	92,378	114,416	22,038	24%	285,761	317,698	31,937	11%

Sales and marketing	92,749	93,926	1,177	1%	291,249	290,701	(548)	0%
Operations and customer support	57,821	66,683	8,862	15%	178,729	193,904	15,175	8%
General and administrative	26,891	33,286	6,395	24%	82,328	95,937	13,609	17%
Acquisition-related amortization	2,828	3,372	544	19%	9,668	8,407	(1,261)	-13%
Facility exit costs	1,301	—	(1,301)	-100%	2,008	(117)	(2,125)	-106%
Total operating costs and expenses	273,968	311,683	37,715	14%	849,743	906,530	56,787	7%

Income from operations	43,028	19,626	(23,402)	-54%	127,681	66,587	(61,094)	-48%
Gain on investments in other companies, net	—	25	25	*	2,437	377	(2,060)	-85%
Net losses of equity affiliate	(4,592)	(26,174)	(21,582)	*	(6,934)	(49,116)	(42,182)	*
Interest income and other, net	3,400	3,272	(128)	-4%	9,211	11,822	2,611	28%
Income (loss) before income taxes	41,836	(3,251)	(45,087)	-108%	132,395	29,670	(102,725)	-78%
Provision (benefit) for income taxes	5,401	(69)	(5,470)	-101%	18,765	(69)	(18,834)	-100%
Net income (loss)	$36,435	$(3,182)	$(39,617)	-109%	$113,630	$29,739	$(83,891)	-74%

* denotes percentage is not meaningful

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access and usage fees.  Narrowband revenues decreased 17% to $150.8 million and 17% to $472.8 million during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods.  The decreases in narrowband revenues were due to decreases in narrowband ARPU and average narrowband subscribers. Contributing to the decrease during the nine months ended September 30, 2006 was the transfer of wireless operations to HELIO effective March 24, 2005, which caused narrowband access revenues to decrease by $4.6 million during the nine months ended September 30, 2006 compared to the prior year period.

Narrowband ARPU decreased from $16.33 during the three months ended September 30, 2005 to $14.90 during the three months ended September 30, 2006, and decreased from $16.84 during the nine months ended September 30, 2005 to $15.16 during the nine months ended September 30, 2006. These decreases were due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the three and nine months ended September 30, 2005, average PeoplePC access subscribers were 1.1 million and 1.0 million, respectively, representing 30% and 27%, respectively, of our average narrowband customer base. During the three and nine months ended September 30, 2006, average PeoplePC access subscribers were 1.5 million and 1.4 million, respectively, representing 43% and 40%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

The following table summarizes narrowband subscriber activity during the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Subscribers at beginning of period	3,753,000	3,411,000	3,880,000	3,580,000
Gross organic subscriber additions	540,000	491,000	1,632,000	1,540,000
Acquired subscribers	6,000	6,000	101,000	18,000
Narrowband subscribers converted to our broadband services, net	(23,000)	(7,000)	(66,000)	(34,000)
Adjustment (a)	—	—	(27,000)	—
Churn	(626,000)	(571,000)	(1,870,000)	(1,774,000)
Subscribers at end of period	3,650,000	3,330,000	3,650,000	3,330,000

(a)  Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

Average narrowband subscribers decreased from 3.7 million and 3.8 million during the three and nine months ended September 30, 2005, respectively, to 3.4 million and 3.5 million during the three and nine months ended September 30, 2006, respectively. In addition, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was offset by a decline in our average premium narrowband customers, the combination of which resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased by 0.7 million, while average PeoplePC subscribers increased 0.4 million during the three and nine months ended September 30, 2006 compared to the prior year periods. The decreases in premium narrowband subscribers resulted from the migration of subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.”  Our average monthly churn rates for narrowband subscribers were 5.6% during the three months ended September 30, 2005 and 2006 and 5.5% and 5.7% during the nine months ended September 30, 2005 and 2006, respectively.  If churn rates continue to be at or above the rate experienced during the three and nine months ended September 30, 2006, our narrowband subscriber base may decrease at an accelerated rate which would adversely affect our business. We continue to implement plans to address churn, which focus on improving the customer’s Internet experience and enhancing service offerings.  However, we can provide no assurance that our plans will be successful in mitigating the adverse impact increased churn rates may have on our subscriber base and operating results. In addition, competitive factors outside of our control may also adversely affect future rates of customer churn.

Broadband access revenues

Broadband access revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks to small and medium-sized businesses; fees charged for IP-based voice services; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Broadband revenues increased 37% to $149.4 million and 24% to $409.4 million during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods. The increases were primarily due to increases in average broadband subscribers. Also contributing to the increases were increases in broadband ARPU of 13% and 4%, respectively, during the three and nine months ended September 30, 2006 compared to the prior year periods. Additionally, broadband access revenue included $3.0 million and $5.7 million of IP-based voice revenue, respectively, during the three and nine months ended September 30, 2006.

The average number of broadband subscribers increased from 1.5 million during the three and nine months ended September 30, 2005 to 1.8 million during the three and nine months ended September 30, 2006. The increases in average subscribers were primarily due to the continued growth in the market for broadband access, our and our partners’ efforts to promote broadband services, the addition of New Edge customers and an increase in IP-based voice subscribers due to the launch of new voice services.

The following table summarizes broadband subscriber activity during the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Subscribers at beginning of period	1,495,000	1,810,000	1,364,000	1,608,000
Gross organic subscriber additions	153,000	183,000	466,000	536,000
Acquired subscribers (a)	—	—	—	58,000
Narrowband subscribers converted to our broadband services, net	23,000	7,000	66,000	34,000
Churn	(127,000)	(143,000)	(352,000)	(379,000)
Subscribers at end of period	1,544,000	1,857,000	1,544,000	1,857,000

(a)  Acquired subscribers for the nine months ended September 30, 2006 represents broadband subscribers acquired in the New Edge merger transaction.

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

Broadband ARPU increased 13% and 4% during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods due primarily to the addition of higher ARPU New Edge subscribers. Partially offsetting these increases was lower retail DSL ARPU resulting from the increased use of promotional pricing; general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers; and a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable subscribers.

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

Advertising and other value-added services revenues

Advertising and other value-added services revenues consist of revenues from our partnerships, which are promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’ products and services. Advertising and other value-added services revenues also include certain ancillary services sold as add-on features to our Internet services, such as security products, email by phone, Internet call waiting and email storage.

Advertising and other value-added services revenues increased 36% to $22.4 million and 40% to $63.9 million during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods due primarily to increased search advertising revenues as a result of the increased use of the Internet as an advertising medium. Also contributing to the increases was a $1.5 million and $5.0 million increase in ancillary services revenues during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods, respectively.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 13% to $8.7 million and 13% to $27.0 million during the three and nine months ended September 30, 2006, respectively, compared to the prior year periods. These decreases were primarily due to decreases in average web hosting accounts, which declined 12% from 133,000 during the three months ended September 30, 2005 to 118,000 during the three months ended September 30, 2006 and declined 14% from 138,000 during the nine months ended September 30, 2005 to 121,000 during the nine months ended September 30, 2006.

Cost of revenues

Telecommunications service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Telecommunications service and equipment costs also include the cost of Internet appliances sold. Telecommunications service and equipment costs increased 25% from $90.2 million during the three months ended September 30, 2005 to $112.8 million during the three months ended September 30, 2006. Telecommunications service and equipment costs increased 12% from $279.0 million during the nine months ended September 30, 2005 to $313.2 million during the nine months ended September 30, 2006. The increases in telecommunications service and equipment costs were primarily due to 26% and 13% increases in average monthly telecommunications service and equipment cost per subscriber. The increases in average monthly costs per subscriber were primarily a result of acquired New Edge subscribers who have a higher average cost per subscriber as New Edge provides high-speed data networks to small and medium-sized businesses. Partially offsetting these increases was reduced costs resulting from more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. Partially offsetting the increase during the three and nine months ended September 30, 2006 compared to the prior year periods was a 1% decrease in average subscribers.

Our retail broadband access and managed data networks services have a higher telecommunications cost of revenue per subscriber than our other principal forms of Internet access and related services. As a result, we expect telecommunications service and equipment costs per subscriber to increase for the remainder of 2006. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may partially offset the negative effect expected to result from the increase in telecommunications service and equipment costs per subscriber.

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

Cost of revenues also includes sales incentives. We frequently offer sales incentives such as modems and free Internet access on a trial basis. Sales incentives decreased from $2.2 million during the three months ended September 30, 2005 to $1.6 million during the three months ended September 30, 2006, and decreased from $6.7 million during the nine months ended September 30, 2005 to $4.5 million during the nine months ended September 30, 2006. The decreases were due to a decline in modem prices and a decrease in the number of modems provided to customers as a result of a decrease in retail DSL gross adds.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses increased from $92.7 million during the three months ended September 30, 2005 to $93.9 million during the three months ended September 30, 2006. This was primarily due to the inclusion of New Edge sales and marketing expenses, an increase in sales and marketing expenses to launch our voice products and an increase in spending for our value added services, partially offset by a decrease in sales and marketing for our premium narrowband services.  Sales and marketing expenses decreased slightly from $291.2 million during the nine months ended September 30, 2005 to $290.7 million during the nine months ended September 30, 2006.  This decrease was comprised of a decrease in sales and marketing for our premium narrowband services, substantially offset by increases in sales and marketing expenses to launch our voice products, the inclusion of New Edge sales and marketing expenses, increases in PeoplePC sales and marketing expenses and increases due to the launch of municipal broadband services. Sales and marketing expenses for the three and nine months ended September 30, 2006 also included $0.8 million and $2.5 million, respectively, of stock-based compensation expense from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. Sales and marketing expenses may increase for the remainder of 2006 due to the launch of new products and services associated with implementing our strategic growth initiatives, including additional markets for IP-based voice services and municipal wireless broadband services.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations.  Operations and customer support expenses increased 15% from $57.8 million during the three months ended September 30, 2005 to $66.7 million during the three months ended September 30, 2006, and increased 8% from $178.7 million during the nine months ended September 30, 2005 to $193.9 million during the nine months ended September 30, 2006. The increases were primarily the result of the inclusion of New Edge operations and customer support expenses, expenses associated with our voice and municipal wireless broadband strategic growth initiatives, and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. Operations and customer support expenses for the three and nine months ended September 30, 2006 included $1.5 million and $4.9 million, respectively, of stock-based compensation expense.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resource departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased 24% from $26.9 million during the three months ended September 30, 2005 to $33.3 million during the three months ended September 30, 2006, and increased 17% from $82.3 million during the nine months ended September 30, 2005 to $95.9 million during the nine months ended September 30, 2006.  The increase during the three month period was primarily due to the inclusion of New Edge general and administrative expenses; increases in personnel and travel costs resulting from the implementation of our strategic growth initiatives; and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. The increase during the nine month period was primarily due to the inclusion of New Edge general and administrative expenses; increases in personnel costs, travel costs and professional fees resulting from the implementation of our strategic growth initiatives; and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. These increases were partially offset by decreases in bad debt and payment processing resulting primarily from better collection efforts. General and administrative expenses for the three and nine months ended September 30, 2006 included $1.1 million and $3.4 million, respectively, of stock-based compensation expense.

Acquisition-related amortization

Acquisition-related amortization represents the amortization of definite life intangible assets acquired in conjunction with the purchases of businesses and customer bases from other ISPs. Definite life intangible assets, which primarily consist of subscriber bases and customer relationships, software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Acquisition-related amortization increased 19% from $2.8 million during the three months ended September 30, 2005 to $3.4 million during the three months ended September 30, 2006 primarily due to amortization of identifiable definite life intangible assets resulting from the acquisition of New Edge in April 2006. Acquisition-related amortization decreased 13% from $9.7 million during the nine months ended

September 30, 2005 to $8.4 million during the nine months ended September 30, 2006 primarily as a result of several subscriber base assets becoming fully amortized over the past year and a decrease in subscriber base acquisitions in recent years. Partially offsetting the decrease during the nine months ended September 30, 2006 compared to the prior year period was an increase due to amortization of New Edge identifiable definite life intangible assets.

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are partially offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the three months ended September 30, 2005 and 2006 included $6.2 million and $28.0 million, respectively, for our proportionate share of HELIO’s net losses. Net losses of equity affiliate for the nine months ended September 30, 2005 and 2006 included $10.3 million and $54.8 million, respectively, for our proportionate share of HELIO’s net losses. During the three months ended September 30, 2005 and 2006, our net losses of equity affiliate were offset by $1.6 million and $1.8 million, respectively, of amortization associated with recognizing the difference between the carrying value and fair value of assets contributed. During the nine months ended September 30, 2005 and 2006, our net losses of equity affiliate were offset by $3.3 million and $5.7 million, respectively, of amortization associated with recognizing the difference between the carrying value and fair value of assets contributed. Due to the start-up nature of HELIO’s operations and HELIO’s product launches in 2006, we expect HELIO’s net loss to continue to increase, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

Gain on investments in other companies, net

During the nine months ended September 30, 2005, we received a $4.0 million cash distribution from eCompanies Venture Group, L.P. (“EVG”).  In applying the cost method, we recorded $0.7 million as a return of our investment based on the carrying value of the investment, and the remaining $3.3 million was recorded as gain on investments in other companies, net. Gain on investments in other companies, net, of $2.4 million during the nine months ended September 30, 2005 also included an impairment loss of $0.9 million on certain of our investments in other companies as a result of declines in fair value that were considered to be other-than- temporary. During the nine months ended September 30, 2006, we recorded a $0.4 million gain on investments due to an additional EVG distribution.

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

Interest income and other, net

Interest income and other, net, decreased from $3.4 million during the three months ended September 30, 2005 to $3.3 million during the three months ended September 30, 2006 primarily due to a decrease in our average cash and marketable securities balance, partially offset by higher investment yields on our cash and marketable securities and interest income earned on our Covad Senior Convertible Notes.  Interest income and other, net, increased from $9.2 million during the nine months ended September 30, 2005 to $11.8 million during the nine months ended September 30, 2006. The increase was due to higher investment yields and interest income earned on our Covad Senior Convertible Notes, partially offset by a decrease in our average cash and marketable securities balance. Our weighted average investment yields have increased from approximately 3.3% and 2.8% during the three and nine months ended September 30, 2005, respectively, to approximately 4.8% and 4.7% during the three and nine months ended September 30, 2006, respectively, as the U.S. Federal Reserve Bank has increased interest rates.  Our average cash and marketable securities balance decreased from $415.3 million during the three months ended September 30, 2005 to $203.0 million during the three months ended September 30, 2006, and decreased from $455.9 million during the nine months ended September 30, 2005 to $290.5 million during the nine months ended September 30, 2006.  Our cash and investment balances decreased primarily as a result of the acquisition of New Edge, our investment in Covad, our scheduled contributions to HELIO and capital expenditures, partially offset by cash provided by operations.

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

Based on management’s current expectations, we have recorded income taxes at an effective tax rate of 0% during the three and nine months ended September 30, 2006 in accordance with interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect of adoption of SFAS No. 123(R) was not material. Stock-based compensation expense under SFAS No. 123(R) was $3.4 million and $10.8 million, respectively, during the three and nine months ended September 30, 2006, of which $3.0 million and $9.4 million, respectively, related to stock options.  Stock-based compensation during the three and nine months ended September 30, 2006 is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was $0.3 million and $1.2 million during the three and nine months ended September 30, 2005, which related to restricted stock units and modifications of stock options.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2005 and 2006:

	Nine Months Ended September 30,
	2005	2006
	(in thousands)

Net income	$113,630	$29,739
Non-cash items	56,530	93,648
Changes in working capital	(9,442)	(35,154)
Net cash provided by operating activities	$160,718	$88,233

Net cash provided by (used in) investing activities	$8,577	$(149,690)

Net cash used in financing activities	$(171,796)	$(78,184)

Operating activities

Net cash provided by operating activities decreased during the nine months ended September 30, 2006 compared to the prior year period, primarily due to the increase in operating expenses discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Cash flows from operating activities are expected to be adversely affected during the remainder of 2006 because of operating expenses we expect to incur to fund our strategic growth initiatives; however, we will seek to effectively manage expenses associated with our core access services and our working capital to mitigate the adverse impact our growth initiatives are expected to have on our operating cash flows.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain on investments in other companies, net. Non-cash items increased during the nine months ended September 30, 2006 compared to the prior year period primarily due to an increase in net losses of equity affiliate related to our investment in HELIO and an increase in stock-based compensation resulting from the adoption of SFAS No. 123(R) on January 1, 2006. These increases were partially offset by a decrease in deferred income taxes and a decrease in depreciation and amortization expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the nine months ended September 30, 2006 compared to the prior year period primarily due to a decline in accounts payable and accrued and other expenses.

Investing activities

Our investing activities used cash of $149.7 million during the nine months ended September 30, 2006. This consisted primarily of $108.7 million net cash paid to acquire New Edge, a $50.0 million investment in Covad in March 2006, a $10.0 million investment in Current Communications Group, LLC and $78.5 million of scheduled contributions to HELIO. In addition, we used $24.4 million for capital expenditures, primarily associated with network and technology center related projects, and $2.6 million to purchase subscriber bases from other ISPs. Partially offsetting these investing outlays were proceeds of $124.7 million from sales and maturities of investments in marketable securities, net of purchases. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. In addition, management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases, and we may invest in or acquire other companies.

Financing activities

Our financing activities used cash of $78.2 million during the nine months ended September 30, 2006. This consisted primarily of $79.8 million used to purchase 10.5 million shares of our common stock and $2.0 million used to repay a note payable. Partially offsetting cash used for financing activities were proceeds from the exercise of stock options of $3.7 million during the nine months ended September 30, 2006. The decrease in net cash used in financing activities from the prior year period was primarily due to a decrease in purchases of treasury stock.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

In May 2006, our Board of Directors authorized the resumption of purchases under our existing share repurchase program, which was suspended during the first quarter of 2006. As of October 31, 2006, we have utilized approximately $454.7 million pursuant to the share repurchase program and have $95.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated at any time.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of approximately $375.4 million, consisting primarily of net operating loss carryforwards. Included in that amount are our estimates of deferred tax assets resulting from our acquisition of New Edge, which are preliminary and subject to adjustment. We may recognize deferred tax assets in future periods if they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash for a number of reasons, including expected cash outlays to expand our municipal wireless broadband footprint, to increase marketing efforts for our VoIP services and to expand New Edge’s distribution and marketing efforts. We also expect to use cash for cash commitments pursuant to the Contribution and Formation Agreement for our HELIO joint venture, including cash contributions in February and August 2007 totalling $19.5 million.

We have expended and will continue to expend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as VoIP services and wireless broadband services. We believe wireless and IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant cash outlays. These uses of cash will be in the form of initial product development and infrastructure costs in addition to the sales and marketing costs to add customers that will generate recurring revenues. We expect to use additional cash in the future to further expand our footprint in the markets we offer our IP-based voice services, including our EarthLink DSL and Home Phone Services. Additionally, we also expect to continue to use cash to acquire and retain new and existing subscribers. Capital expenditures are expected to increase in the remainder of 2006 as we invest in wireless broadband services and IP-based voice services. These initiatives may result in significant capital expenditures to develop, implement and build wireless broadband networks in various municipalities. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time, including, without limitation, the timing and extent of municipal wireless network build-outs and additional awards to build out networks. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

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

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from operations. As of September 30, 2006, we had $33.7 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $104.9 million and $19.7 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of less than one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

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

Related Party Transactions

HELIO

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops it business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three and nine months ended September 30, 2005, fees received for services provided to HELIO were $1.0 million and $2.4 million, respectively. During the three and nine months ended September 30, 2006, fees received for services provided to HELIO were $0.6 million and $1.8 million, respectively.

We also market HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three and nine months ended September 30, 2005 and 2006, revenues generated from HELIO and fees paid for products and services from HELIO were minimal.

eCompanies

During the nine months ended September 30, 2005, we received a $4.0 million cash distribution from our investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our financial statements.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may be unable to successfully enhance existing or develop or offer new products and services in a cost-effective or timely manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based communications services, including new products and services offered in connection with our voice and municipal broadband network initiatives; (2) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or our other investment activities, as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (3) that our service offerings may fail to be competitive with existing and new competitors; (4) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors, or may cause us to reduce prices for our services which would adversely impact average revenue per user; (5) that we may experience significant fluctuations in our operating results and rate of growth and may not be profitable in the future; (6) that we may not be successful in making and integrating acquisitions and investments into our business, which could result in operating difficulties; (7) that the continued decline of our narrowband revenues would adversely affect us; (8) that we may not be able to successfully execute our broadband strategy which could materially and adversely affect our subscriber growth rates, future overall revenues and profitability; (9) that we may be unable to maintain or increase our customer levels if ILECs and cable companies do not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable in the broadband market, especially as a result of the U.S. Supreme Court ruling and FCC order concerning wholesale broadband access; (10) that our commercial and alliance arrangements may not be renewed, may be terminated, or may not be as beneficial to us as we anticipate; (11) that the market for VoIP services may not develop as anticipated; (12) that we may not generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks; (13) that our third-party network providers may be unwilling or unable to provide Internet, wireline and wireless telecommunications access; (14) that our third-party providers for technical and customer support and billing services may be unable to provide these services on an economical basis or at all; (15) that service interruptions or impediments could harm our business; (16) that business failures and mergers in the telecommunications industry may inhibit our ability to manage our costs; (17) that government regulations could force us to change our business practices; (18) that we may be unable to protect our proprietary technologies or successfully defend infringement claims and that we may be required to enter licensing arrangements on unfavorable terms; (19) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (21) that we may not be able to continually develop effective business systems, processes and personnel to support our business; (22) that we may be unable to hire and retain qualified personnel, including our key executive officers; (23) that our stock price has been volatile and may continue to be volatile; (24) that provisions in our certificate of incorporation, bylaws and shareholder rights plan could limit our share price and delay a change of management; and (25) that some other unforeseen difficulties may occur. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest Rate Risk

A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain our portfolio of investments in a variety of securities.  As of December 31, 2005 and September 30, 2006, net unrealized gains in these investments were not material.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations. The effect of a hypothetical one percentage point increase in interest rates would decrease the value of our investments by less than 1% of their fair value as of September 30, 2006.  The following table summarizes our investments by security type as of December 31, 2005 and September 30, 2006:

	As of December 31, 2005		As of September 30, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Government agency notes	$148,084	$147,575	$80,573	$80,387
Asset-backed (including auction rate) securities	90,058	90,045	27,471	27,471
Corporate notes	28,514	28,489	13,575	13,566
Commercial paper	48,807	48,784	25,376	25,365
	$315,463	$314,893	$146,995	$146,789

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2005 and September 30, 2006. This table does not include money market funds because those funds are not subject to market risk.

	As of December 31, 2005		As of September 30, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$66,068	$66,068	$22,256	$22,256
Weighted average interest rate	4.3%		5.4%
Weighted average maturity (mos.)	1.2		1.2

Included in marketable securities-short-term	$208,265	$207,845	$104,990	$104,870
Weighted average interest rate	4.0%		4.8%
Weighted average maturity (mos.)*	3.9		2.1

Included in marketable securities-long-term	$41,130	$40,980	$19,750	$19,664
Weighted average interest rate	4.2%		4.8%
Weighted average maturity (mos.)	22.1		14.5

* The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund operating activities.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our equity investments. We invest in equity instruments of public and private companies for operational and strategic purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities include an equity method investment classified as investment in equity affiliate in the Condensed Consolidated Balance Sheets, and investments in privately-held securities, publicly-traded securities and convertible securities classified as investments in other companies in the Condensed Consolidated Balance Sheets. As of September 30, 2006, we had $97.3 million of investments accounted for using the equity method of accounting, $47.8 million of fair value investments and $11.0 million of cost-method investments.  Using a hypothetical reduction of 10% in the underlying stock price of these securities, the fair value of our investments would decrease by approximately $4.0 million as of September 30, 2006.

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

Except for changes that result from the acquisition of New Edge, there has been no change in EarthLink’s internal control over financial reporting during the three months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, EarthLink’s internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2006 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2006	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	530	$8.05	530	$155,497
August 1 through August 31	4,023	7.28	4,023	126,221
September 1 through September 30	3,496	7.20	3,496	101,061
Total	8,049		8,049

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

EARTHLINK, INC.

Date:	November 6, 2006	/s/ CHARLES G. BETTY
Charles G. Betty, Chief Executive Officer

Date:	November 6, 2006	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)