Form 10-K
period 2006-12-31
EARTHLINK INC
filed 2007-03-01
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2006 was $1,107.9 million.

As of February 28, 2007, 123,214,658 shares of common stock were outstanding.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on May 1, 2007 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its targets and goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A of Part I and under “Safe Harbor Statement” in Item 7 of Part II.

PART I

Item 1.                        Business.

Overview

EarthLink, Inc. is a total communications provider, providing integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies. Our core service offerings include dial-up and wireline broadband Internet access services and value-added services. Our growth initiatives include IP-based voice services, municipal wireless broadband services and services for business customers.

We also have a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services during April 2006.

Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815 0770.

Business Strategy

Our business strategy is to generate profits from our existing core access services and to reinvest cash generated from these services in our various growth initiatives with the objective of generating company-wide revenue growth and earnings growth in future periods; to continue to expand our presence in growth markets, such as Voice over Internet Protocol (“VoIP”) services, municipal wireless broadband services and business services; to support our HELIO joint venture with SK Telecom; and to market high-quality, differentiated products and services.

Generate profits from our existing core access services to fund investments in our growth initiatives

Our core access services include dial-up access, wireline broadband access and value-added services. We believe the most important factor in continuing to be able to generate profits from our core access services is to manage the return on our subscriber acquisition costs. We manage these costs primarily by controlling the amount of sales and marketing expenses reinvested in these core access services. Our ability to generate profits from our core access services is instrumental to our ability to fund investments in our growth initiatives. Other factors we believe are important are as follows:

Managing the rate of decline of our premium-priced narrowband access service.   The market for traditional, premium dial-up services has been shrinking as customers move to broadband access services and to value-priced access services. As a result, our premium narrowband subscriber base and revenues have been decreasing, and we expect this trend to continue during 2007. We will continue to seek to identify opportunities to add new subscribers through product innovation and effective sales and marketing. We also seek to reduce churn and “up-sell” customers to our high-speed Internet, voice, wireless or value-added services.

Improving or maintaining operating margins.   We are focused on delivering our core services more cost effectively by capitalizing on the continuing decline in telecommunications costs, leveraging the benefits of scale throughout our business, reducing and more efficiently handling the number of calls to contact centers, managing cost effective outsourcing opportunities and streamlining our internal processes and operations. We leverage our national footprint by continuing to migrate customers to lower cost telecommunications networks, utilizing volume discounts and managing our network to increase its efficiency. We are also focused on improving our marketing effectiveness and utilizing cost effective distribution channels. We plan to continue to manage operating expenses, and to leverage our infrastructure as we seek to expand our service offerings.

Continuing to grow our value-priced narrowband access service.   The market for value priced narrowband access services has grown over the past several years by attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access. We provide value-priced Internet access services through our PeoplePC Online offering. We anticipate the market for value-priced narrowband access will continue to grow, and we expect to continue to devote sales and marketing resources to market the PeoplePC Online offering to increase our value priced narrowband customer base.

Pursuing new partnerships and relationships with wholesale broadband providers.   Broadband, or high-speed, access is growing and the estimated number of households with broadband access surpassed the number of households with dial-up connections during 2006. We provide wireline high-speed Internet access services in markets throughout the U.S. and have established a national broadband footprint via multiple wholesale vendors, enabling us to offer digital subscriber line (“DSL”), cable and/or satellite broadband services in multiple markets throughout the U.S. We will continue our efforts to expand our broadband footprint by pursuing new partnerships and relationships with wholesale broadband providers.

Continue to expand our presence in growth markets

We will continue to introduce new products and services to enhance our competitive position with the objective of generating additional revenues and profits. The communications market is characterized by intense competition and changing industry and regulatory standards. In order to be successful, we must adapt to this ever changing market to deliver compelling, competitive and useful services to consumers and businesses. Since the inception of our business, we have expanded from a traditional dial-up service provider to a total communications provider. We are currently focused on growing our IP-based voice services, municipal wireless broadband services and services for business customers.

IP-based voice.   In late 2005 and 2006, we launched Earthlink DSL and Home Phone Service, a new DSL and VoIP service, which uses Covad Communications Group Inc. (“Covad”) line-powered voice access that allows us to offer consumers low-cost phone services along with high-speed Internet access. The service is now available in 12 markets covering approximately 10.0 million households.

We are actively marketing EarthLink DSL and Home Phone Service and will expand our marketing efforts to promote these services during 2007. We will also continue to invest in the development of additional applications and services for our IP-based voice services.

Municipal wireless broadband.   We are investing in wireless broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We began this initiative during 2005 by winning proposals to build, own and operate wireless broadband networks for the cities of

Philadelphia, Pennsylvania and Anaheim, California. During 2006 and early 2007, we completed the initial phase for these networks and began offering our municipal wireless services. We also launched service in Milpitas, California and New Orleans, Louisiana, and were selected by the cities of Alexandria, Virginia; San Francisco, California; Atlanta, Georgia; Houston, Texas; and St. Petersburg, Florida to build, own and operate municipal wireless networks in those cities.

We expect to significantly expand our wireless broadband footprint in 2007 with the objective of increasing our wireless broadband subscriber base and revenues. These initiatives may require significant capital expenditures and operating costs to develop, implement and build wireless broadband networks in these municipalities, as well as increased costs to market the new services.

Business services.   In April 2006, we acquired New Edge Networks (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. Also during 2006, we introduced new products for business customers, including Small Office DSL and hosted Virtual Private Networks (“VPN”). In 2007, we expect to build upon our existing portfolio of business services products, by expanding our product offerings and our distribution channels.

Support our HELIO joint venture with SK Telecom

In March 2005, we completed the formation of HELIO, a joint venture with SK Telecom that offers wireless voice and data services to individual and business customers nationwide. Our investment in HELIO allows us the opportunity to expand and further diversify the markets in which we are investing to include the growing voice and data services segment of the wireless market. HELIO launched its first products and services in April 2006 and began marketing its services in July 2006. As of February 28, 2007, we have contributed $214.0 million in cash and non-cash assets in HELIO pursuant to the Contribution and Formation Agreement, and we are committed to invest an additional $6.0 million in August 2007. We may invest additional amounts in HELIO as they expand their marketing and product development efforts.

Market high-quality, differentiated products and services

We continue to focus significant resources on attracting and retaining Internet access subscribers by providing them with fast and reliable access to the Internet through a variety of platforms and services. We are focused on deploying products and services that enhance customers’ Internet experiences, such as spamBlocker, Pop-Up BlockerSM, EarthLink Spyware BlockerSM, TotalAccess® with Parental Controls (including the EarthLink Kid Patrol Browser), Virus BlockerSM, ScamBlockerTM, EarthLink Protection Control Center, web browsing acceleration-related applications for value-priced and premium narrowband subscribers and various security products. In addition, we provide a customizable Personal Start PageTM that lets subscribers create their own launch point to the Internet. We also offer premium services such as Internet call waiting, email by-phone, additional email storage or email addresses, gaming, music downloads and a photo center. We are devoted to delivering innovative products, services and applications that customers can use to enhance their Internet experiences and believe customer adoption of these innovative tools improves customer loyalty and reduces churn.

We have always been committed to delivering high-quality customer service and technical support and have been recognized by several industry publications and groups as a leader in providing excellent customer service. We believe that a high level of customer satisfaction allows us to compete more effectively. We focus on the customer relationship in an effort to increase loyalty and reduce churn. In 2007, we will focus on increasing our advertising and other value-added services revenues without negatively impacting the customer experience through overly-intrusive advertising techniques. To do this, we will seek to increase the EarthLink start page utilization, seek partnerships to increase search traffic and revenues from non-access customers and offer new services, among other efforts.

Service Offerings

Our service offerings include narrowband access over traditional telephone lines; broadband access via DSL, cable, satellite and wireless technologies; advertising and other value-added services; and web hosting.

Narrowband Access

Premium Dial-up Internet Access

Dial-up, or narrowband, access is a way to access the Internet, using a modem to dial the Internet service provider’s node. A dial-up server type such as the Point-to-Point Protocol and TCP/IP protocols is used to establish a modem-to-modem link, which is then routed to the Internet. Our premium dial-up access is a subscription-based service that provides customers with access to the Internet and an interactive community offering a wide variety of content, features, services, applications, tools and 24/7 customer support. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

Value Dial-up Internet Access

We provide value-priced Internet access services through our PeoplePC Online offering. Our value dial-up access is a subscription-based service that provides customers access to the Internet with limited functionality and support services at comparatively lower prices.

Broadband Access

High-Speed Internet Access

High-speed access offers a high speed, always on Internet connection that uses a modem to supply an Internet connection across an existing home phone line. The Internet service doesn’t interfere with a customer’s voice service, so there is no need for a second phone line. We provide high-speed access services via DSL, cable and/or satellite and offer three different speeds of service (up to 1.5Mbps, 3.0Mbps and 6.0Mbps). Availability for these services is based on the service provider, the distance from the provider’s equipment and what is available in the area. Our high-speed access service includes the same features and benefits included with our premium, dial-up access service. Broadband access revenues consist of monthly fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and equipment revenues associated with the sale of modems and other access devices to our subscribers.

Municipal Wireless Broadband

Municipal wireless, or Wi-Fi, broadband access provides a fast, low cost Internet connection. Wi-Fi is short for wireless fidelity. It enables a person to connect his or her Wi-Fi enabled computer, cell phone or personal digital assistant (PDA) to the Internet or another Wi-Fi enabled device, without a traditional “wired” connection. We partner with city governments to fund, build and deploy a wireless broadband infrastructure to provide city-wide Internet access. Wi-Fi nodes are placed on light poles or other points of access throughout the city to create a “mesh network.” From these nodes, wireless signals are beamed between points (for seamless connectivity for users), and certain nodes will transmit Internet signals back to access towers that will “haul” the Internet traffic back (“backhaul”) to our landline network that will then transmit the Internet messages over the public Internet. These towers also will provide fixed wireless broadband support to government offices, and other standard businesses that might be in need of this type of fixed wireless broadband solution.

We provide municipal Wi-Fi service under two brands, EarthLink Wi-FiSM and Feather by EarthLink. EarthLink Wi-Fi is available to consumers on a monthly subscription basis that includes home-based connections and portable city-wide access. Feather by EarthLink offers free and occasional use access on our Wi-Fi network around the city. We currently offer municipal Wi-Fi service in the cities of Philadelphia, Pennsylvania; Anaheim, California; New Orleans, Louisiana; and Milpitas, California. PeoplePC also offers municipal wireless service under the brand PeoplePC Wi-Fi.

IP-Based Voice

EarthLink DSL and Home Phone Service.   EarthLink DSL and Home Phone Service is a bundle offer that includes EarthLink high-speed Internet at speeds up to 8.0Mbp and home phone service. It combines the last mile of traditional telephone copper wiring with the advanced features of VoIP by taking advantage of the next-generation Digital Subscriber Line Access Multiplexer, or DSLAM, technology. We offer subscription-based service under various plans that include features such as voicemail, call waiting, caller ID, call forwarding and E911 service. We currently offer this service in 12 markets in the U. S. covering approximately 10.0 million households.

EarthLink trueVoiceSM.   EarthLink trueVoice is a competitive alternative to traditional phone service available to EarthLink and non-EarthLink high-speed Internet access subscribers. EarthLink trueVoice uses VoIP technology, which enables voice communications over the Internet through the conversion of voice signals into data packets. We offer subscription-based service under various plans that include features such as voicemail, call waiting, caller ID, call forwarding and E911 service.

Business Services

We provide high-speed access, hosted VPN networks and e-commerce solutions for business customers. In addition, through our wholly-owned subsidiary, New Edge, we provide secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers.

Advertising and Other Value-Added Services

We generate advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our properties; commissions received from partners for the sale of partners’ services to our subscribers; and sales of advertising on our various online properties, such as the Personal Start Page.

We also offer services which are incremental to our Internet access services. Our value-added services portfolio includes products for protection, communication, performance and entertainment, such as security, web acceleration, Internet call waiting, mail storage, gaming, digital music and photo center, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers, focused on making the Internet a more meaningful, secure experience.

Web Hosting

We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence.

Service Enhancements

Premium Dial Up and Broadband Internet Access

Our premium dial-up and broadband Internet access offerings include TotalAccess, our Internet access software. This software provides tools and email features to enhance customers’ Internet experiences. Key features include the following applications and services at no additional charge:

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

Other features of Total Access include a task panel that provides one-click access to the Internet, email and personal web space; automatic notification when newer versions of relevant software are available; improved email features; and enhanced search features powered by Google.

PeoplePC Online

PeoplePC’s access software is distinct from TotalAccess. The PeoplePC software has fewer features and applications than TotalAccess and uses Smart Dialer technology that allows customers to access a fast and reliable connection. PeoplePC’s access software also includes web accelerator technology, Internet call waiting, virus protection, a pop-up blocker and spam filtering controls to enhance customers’ Internet experiences, all of which are similar to the functionality included in TotalAccess.

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

Network Infrastructure

We provide subscribers with Internet access through both EarthLink-managed facilities and third-party telecommunications service providers. Approximately 95% and 92% of the U.S. population can access our premium-priced and value-priced access services, respectively, through a local telephone call. We have developed, maintain and operate a network of approximately 11,000 access numbers and maintain additional access numbers for backup and other purposes.

We maintain a leased backbone connecting multiple cities and our technology centers. Our backbone is a networked loop of connections that we have acquired the right to use. Through a combination of backbone, peering and transit, our network is capable of supporting more than five gigabits per second of traffic at peak.

We have network service agreements with Level 3 Communications, Inc., Verizon Communications Inc. (“Verizon”), Qwest Corporation (“Qwest”) and other carriers to provide dial-up services. We have agreements with Covad Communications Group, Inc. (“Covad”), AT&T Inc. (“AT&T”), Qwest and Verizon that allow us to provide DSL services. We also have agreements with Time Warner Cable, Bright House Networks and Comcast Corporation (“Comcast”) that allow us to provide broadband services over each company’s cable network in substantially all Time Warner Cable and Bright House Networks markets and certain Comcast markets.

New Edge’s network is comprised of ATM/frame relay/DSL switches in central office collocations. In addition, New Edge has access under wholesale agreements to additional unique central offices throughout the U.S. It has interconnection agreements with all major local exchange carriers to lease DSL and T-1 unbundled network elements, as well as commercial services agreements with regional bell operating companies (“RBOCs”), competitive local exchange carriers (“CLECs”), and cable and satellite service providers to provide last mile connectivity onto its network. Taken together, the network provides coverage via frame relay, DSL, and/or T-1 access to service small and medium sized businesses and carriers alike.

Regulatory Environment

Overview

The regulatory environment relating to our business and operations continues to evolve. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do or could affect our business. Significant areas of regulation for our business include general telecommunications industry regulation, including our Internet access services and our VoIP services, broadband regulation, CLEC regulation and Internet taxation.

Telecommunications Regulation

Internet access.   Neither the Federal Communications Commission (“FCC”) nor any other governmental agency directly regulates Internet service providers (“ISPs”), which are classified as providers of unregulated “information services” rather than regulated “telecommunications services” under the Communications Act. Accordingly, most regulations which apply to telephone companies and other common carriers do not apply to us. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities.

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

VoIP.   The current regulatory environment for VoIP services is still unclear. Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by ISPs, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation. The FCC has not yet ruled on whether VoIP services are “telecommunications services” or “information services.” A determination that the services constitute “telecommunications services” could adversely affect us if the ruling requires additional regulation. The FCC has already ruled that VoIP services are exclusively interstate and has barred the states from regulation. The FCC’s interstate ruling has been appealed in federal appellate court and if the FCC’s decision were reversed or remanded, it could adversely affect the provision of VoIP services by allowing state regulation.

The FCC has also begun to assert regulatory authority over VoIP providers and is continuing to evaluate how VoIP will be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, some rulings are limited to individual companies or categories of service. As a result, the application of existing rules to us and our competitors remains contentious, and the effects of future regulatory developments are uncertain.

Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephone services. It is possible that Congress and state legislatures, as well as the FCC, will seek to impose increased fees and administrative and regulatory burdens on VoIP providers that could adversely affect VoIP services. The FCC has already required VoIP providers that interconnect with the public switched telephone network to contribute directly into the federal Universal Service Fund, as well as to meet certain emergency service requirements (such as “E911”) that require VoIP providers to provide E911 capability to nomadic VoIP services and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. The FCC may impose additional E911 requirements that could impose substantial costs on VoIP providers depending upon technical capability requirements. The FCC is also considering imposing disability access requirements, consumer protection requirements, number assignment, customer privacy, and portability requirements. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication.

Broadband Access

Broadband service access.   We purchase last mile broadband service access from incumbent local exchange carriers (“ILECs”), CLECs and cable providers. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. ILECs were previously required to make DSL-based broadband access service available on a non-discriminatory basis to ISPs like us. However, an FCC order published in September 2005 eliminated the FCC’s long-standing regulated access requirements. The FCC decision provides for a one-year transition period that ended in November 2006 for ISPs and others to negotiate access arrangements with ILECs that no longer choose to offer wholesale broadband transmission services on a regulated basis. EarthLink and other parties are challenging the FCC’s September 2005 order in federal appeals court. Our existing contracts with the ILECs are discussed below. However, these newly adopted policies will affect our ability to extend or renew our current contracts with the ILECs at the same terms and conditions and could adversely affect our ability to serve customers with DSL-based broadband access if we are unable to enter into favorable agreements.

Cable providers have generally resisted granting us wholesale access to their networks to provide high-speed access services and have generally not been required by law to make access available to ISPs like us. In June 2005, the U.S. Supreme Court held that the FCC’s conclusion that cable modem service is an end-to-end unregulated “information service” was a reasonable interpretation of the Communications Act. Cable operators are thus not required to make last mile access available to ISPs on a non-discriminatory basis. The U.S. Supreme Court noted the FCC has jurisdiction to require nondiscriminatory access and the FCC has a proceeding to consider whether it should do so. The U.S. Supreme Court decision does not impact our existing agreements with cable wholesale broadband providers because contracts such as our agreement with Time Warner Cable are not predicated on regulated access. We offer broadband Internet access over cable to Time Warner Cable customers in substantially all of their markets, to Bright House Networks in six of their markets, and to Comcast customers in the Seattle, Boston, Houston, Memphis, Shreveport, Jackson and Minneapolis area markets.

While the long-term implications of the U.S. Supreme Court decision and the FCC’s decisions are not certain, they may adversely affect our ability to sustain or grow our broadband access customer base and revenues, and our profitability. We will continue our efforts to partner with wholesale broadband providers, including cable providers, ILECs, CLECs and wireless providers, to expand our broadband footprint and the various technologies we can use in various markets to deliver our broadband services. To this end, we are attempting to gain access to a larger number of cable systems over which we can offer our services and to demonstrate our ability to deliver meaningful volumes of customers to our DSL and cable providers by continuing to actively grow our retail broadband subscriber base. We continue to evaluate the commercial feasibility of emerging alternative broadband access technologies, including broadband over power lines and other technologies, to gain further wholesale broadband access in order to create greater retail broadband competition. We will also continue to offer products, features and services which enhance customers’ online experiences and thus create consumer demand.

Wholesale network access.   In August 2003, the FCC issued its UNE Triennial Review Order which, among other things, eliminated line sharing over a three-year transition period. Line sharing allowed CLECs such as Covad, one of our largest providers of wholesale broadband access, to purchase the High Frequency Portion of the Loop (“HFPL”) from an ILEC for less than the cost of purchasing an entire line. Purchasing the HFPL as a separate Unbundled Network Element (“UNE”) allows Covad to offer wholesale DSL services to EarthLink on favorable rates and terms. In addition, the FCC has determined that ILECs are not required to offer to CLECs such as Covad fiber-based and hybrid fiber-based UNEs, meaning that as the ILECs deploy fiber throughout their networks, access to those consumers could be limited.

Other.   In connection with the FCC’s approval of the merger of AT&T Corp. with BellSouth Communications, the FCC required the merged entity to commit to certain conditions, which could affect our operations. Generally, AT&T must abide by the conditions for 42 months (June 29, 2010) although specific conditions may have longer or shorter compliance periods. The conditions generally obligate AT&T to offer: all existing UNEs and collocations at current rates; high-capacity loops; special access services at current rates and on a non-discriminatory basis; wholesale ADSL transmission services at capped rates; rate rollbacks for DS1, DS3 and Ethernet services; service performance metrics for special access services; a commitment to abide by the FCC’s Net Neutrality Policy Statement; settlement-free Internet peering; divestiture of the 2.5 GHz spectrum held by BellSouth; and build-out requirements for the 2.3 GHz band. Many of these conditions could benefit our services, such as our line-powered voice services and New Edge’s services, by having a positive impact on our costs and provisioning for EarthLink and New Edge services. In addition, the net neutrality obligation could provide a positive long-term impact by facilitating consumer use of the Internet.

These conditions benefit our services, such as the UNE-L and collocation rate certainty and availability which benefits our line-powered voice services and New Edge; the ADSL transmission requirement which mandates that services are offered; the special access conditions which should have a positive impact on costs and provisioning times to enterprise customers for New Edge and EarthLink services and could extend to our municipal wireless to the extent it uses special access for backhaul/network; and the net neutrality obligation which provides a positive long-term impact on constraining AT&T (and possibly other ILECs/cable operators) from engaging in overt discrimination and provides enforceable recourse in the event of discrimination.

Broadband Access Agreements

We have commercial agreements with varying terms with all of our significant broadband network providers. Our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. The following table summarizes the expiration dates for these agreements:

Broadband Network Provider	Contract Expiration
Covad Communications Group Inc.	Month-to-Month
Comcast Corporation	January 2009
Verizon Communications Inc.	October 2008
AT&T (formerly BellSouth Corporation)	December 2008
Qwest Corporation	November 2009
Time Warner Cable/Bright House Networks	November 2010

Our contract with Covad automatically renews on a month-to-month basis, and the contract will continue to renew unless either party elects to terminate the contract. In the event that Covad elects to terminate the contract, we would have six months to transition our customers to other providers’ networks.

We also purchase wholesale DSL service from AT&T affiliates. While we are currently negotiating a commercial DSL agreement with AT&T, AT&T continues to provide us with wholesale DSL services under pre-existing rates, terms and conditions. Pursuant to its FCC merger commitments, AT&T will continue to offer wholesale DSL to ISPs such as EarthLink until at least through June 2010.

CLEC Regulation

New Edge, our wholly-owned subsidiary, is a regulated CLEC. As such, New Edge relies on certain regulatory rights of CLECs to provide services to business and enterprise customers, including rights to last-mile UNEs of ILECs and rights to collocate New Edge equipment at the central offices of ILECs. As a CLEC, New Edge is also subject to federal and state regulation of its services, and it must comply with many telecommunications laws and regulations, such as contributing to state and federal Universal Service Funds. In addition, New Edge makes use of the special access services and DSL services of ILECs and other CLECs in order to provision New Edge services to its customers.

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

VoIP services.   The market for VoIP services is emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services we provide. Competitors for our VoIP services include established telecommunications and cable companies; Internet access companies; leading Internet companies; and companies that offer VoIP-based services as their primary business.

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

Employees

As of December 31, 2006, we employed 2,210 permanent and temporary employees, including 496 sales and marketing personnel, 1,356 operations and customer support personnel and 358 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Risks Related To Our Business in General

We may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based voice communications services, including new products and services offered in connection with our voice and municipal broadband network growth initiatives, and we expect these growth initiatives not to be profitable in their early stages.

The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on utilizing IP-based technologies to deliver voice services and deploying wireless networks to deliver broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which would adversely affect our revenues and prospects for growth.

We have spent and will continue to spend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as voice services and wireless broadband services. We believe IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant investment. These investments consist of initial product development and infrastructure costs, followed by sales and marketing costs to add customers who generate recurring revenues. The operating models for these services are similar to the ISP operating model upon which we have based our current core operations. Specifically, after developing an infrastructure to support the offering, we plan to invest in sales and marketing to add customers who generate recurring revenues, while incurring customer support and telecommunications costs to provide the services. Losses are expected to result in the early stages of these products’ life cycles until a sufficient amount of customers are added whose recurring revenues, net of recurring costs, more than offset sales and marketing expenses incurred to add additional customers.

Our service offerings may fail to be competitive with existing and new competitors.

Competition for our Internet Access Services

The Internet services market is extremely competitive. Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•       established online services companies, such as Time Warner (AOL) and the Microsoft Network (MSN);

•       local and regional ISPs;

•       free or value-priced ISPs such as United Online;

•       national telecommunications companies, such as AT&T and Verizon Communications Inc.;

•       regional Bell operating companies, such as Qwest;

•       content companies, such as Yahoo! and Google, who have expanded their service offerings;

•       cable companies providing broadband access, including Comcast, Charter Communications, Inc. and Cox Communications, Inc.;

•       local and long distance telephone companies;

•       municipalities and other entities operating municipal wireless networks, some of which are free or subsidized;

•       wireless Internet service providers using licensed or unlicensed spectrum;

•       satellite and fixed wireless service providers offering or developing broadband Internet connectivity;

•       electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•       resellers providing wireless Internet or other wireless services using infrastructure developed and operated by others.

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

Competition in the Telephony Market

The market for VoIP services is emerging, intensely competitive, and characterized by rapid technological change. Many traditional telecommunications carriers and cable providers offer, or have indicated that they plan to offer, VoIP services that compete with the services we provide. Competitors for our VoIP services include established telecommunications and cable companies; Internet access companies including AOL and MSN; leading Internet companies including Yahoo!, eBay and Google; and companies that offer VoIP-based services as their primary business, such as Vonage. In addition, some competitors, such as telecommunications carriers and cable providers, may be able to bundle services and products that we do not offer with VoIP telephony services. These services could include various forms of wireless communications, voice and data services, and video services. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. We can provide no assurance that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in subscribers or revenues.

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

Competition impacts our ability to price our services and retain customers. As the market for Internet access remains competitive, some providers have reduced and may continue to reduce the retail price of their Internet services to maintain or increase their market share, which would cause us to reduce, or prevent us from raising, our prices and potentially causing our subscriber base to decrease. We may encounter further market pressures to migrate existing customers to lower-priced service offering packages; restructure service offering packages to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. As a result, our revenues could be adversely impacted and our business may suffer. Additionally, we may incur increased sales and marketing expenses in an effort to maintain our existing customers or to attract new customers, which would adversely impact our profitability.

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

We have acquired and invested in businesses in the past, including the acquisition of New Edge in April 2006. We also have historically acquired subscriber bases from ISPs.

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

Additionally, as a result of future acquisitions or investments, we may issue additional equity securities, which could dilute existing shareholders’ interests. We may also spend our cash or incur debt or contingent liabilities to complete transactions which could adversely affect our liquidity. Lastly, as a result of acquisitions, we would record amortization expenses related to acquired definite lived intangible assets, which would adversely affect our results of operations.

The continued decline of our narrowband revenues could adversely affect our profitability and adversely impact our ability to invest in our growth initiatives.

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

Our premium-priced narrowband service is our most profitable service offering; however, consistent with trends in the market for narrowband access, our premium-priced narrowband subscriber base and revenues have been declining. We expect our premium-priced narrowband subscriber base and revenues to continue to decline, which could adversely affect our results of operations in the future and adversely impact our ability to invest in our growth businesses.

We may not be able to successfully manage the costs associated with delivering our broadband services, which could adversely affect our ability to grow or sustain revenues and our profitability.

As of December 31, 2006, subscribers for our broadband services comprised approximately 36% of our total customer base, and our broadband services favorably contribute to our overall average monthly service revenue per subscriber. However, our ability to provide these services profitably is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services.

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

Companies may not provide last mile wireline broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable.

We provide our wireline broadband services to customers using the last mile element of telecommunications and cable companies’ networks. The term “last mile” generally refers to the element of the network that is directly connected to homes and businesses. We have agreements with several network providers that allow us to use the last mile element of their network to provide high-speed Internet access services via DSL or cable. The availability of and charges for access with any of our network providers at the expiration of current terms cannot be assured and may reflect legislative or regulatory as well as competitive and business factors. We cannot be certain of renewal or non-termination of our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network providers on acceptable terms, renew or extend current contracts with network providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint.

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

An order adopted in 2005 by the FCC reclassified wireline broadband services as information services and eliminated the FCC’s long-standing non-discriminatory access requirements. While the long-term implications of the FCC’s new policies are not certain, they may adversely affect our ability to sustain or grow our broadband access customer base and revenues, and our profitability. We will continue our efforts to partner with wholesale broadband providers, including cable providers, ILECs, CLECs and wireless providers, to expand our broadband footprint and the various technologies we can use in various markets to deliver our broadband services. However, we can provide no assurance that we will be successful in our efforts.

Each of our telecommunications vendors provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position and results of operations.

Our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base.

A significant number of our subscribers have been generated through strategic alliances. Generally, our strategic alliances and marketing relationships are not exclusive. In addition, as our agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to increase or sustain the size of our subscriber base, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and revenues. During 2006, we and Embarq agreed that our wholesale broadband contract would not be renewed following the contract’s expiration in April 2007. During the years ended December 31, 2005 and 2006, our relationship with Embarq generated more than 10% of our total gross organic subscriber additions. As of December 31, 2006, our broadband subscriber count and total subscriber count included approximately 755,000 subscribers under the marketing relationship.

We utilize third-parties for technical and customer support and certain billing services, and our business may suffer if our partners are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services and billing services. We outsource a majority of our technical and customer support functions. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of customer service functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced contact center service providers utilize several internationally geographically dispersed locations to provide us with technical and customer support services, and as a result, our contact center service providers may become subject to financial, economic, and political risks beyond our or the providers’ control, which could jeopardize their ability to deliver customer support services. We also utilize third parties for certain billing services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third parties terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position and results of operations would suffer.

Service interruptions or impediments could harm our business.

We may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

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

Government regulations could force us to change our business practices.

Internet access.   Changes in the regulatory environment regarding the Internet could cause our revenues to decrease and/or our costs to increase. Currently, ISPs as “information service” providers, are largely unregulated, other than with respect to regulations that govern businesses generally, such as regulations related to consumer protection. As information services and telecommunications services converge, however, the FCC may seek to impose additional regulations, including the imposition of regulatory fees such as Universal Service Fund payments, on information service providers that could adversely affect our business.

VoIP.   The current regulatory environment for VoIP services remains unclear. Our VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP providers. The FCC has already required certain VoIP providers to contribute directly into the Universal Service Fund as well as to meet various emergency service requirements (such as E911) and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act, or CALEA. In addition the FCC may seek to impose other traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations, including additional obligations regarding E911 and CALEA. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

CLEC regulation.   New Edge is a regulated CLEC. Telecommunications laws and regulations applicable to CLECs have been subject to change and to reversal by the courts, and we cannot be certain that such changes will not continue to occur in the future. Our results of operations could be materially, adversely affected by future changes of these legal and regulatory rights or obligations. In addition, New Edge makes use of ILECs and other CLECS. Such services are often made available by regulation. Changes in such regulation that might curtail New Edge’s access to such services or that would otherwise negatively impact the rates or conditions of such services for New Edge could have a material adverse impact on our operations.

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

Other.   Our business is also subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, data retention, security breaches and consumer protection. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices.

Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The Federal Trade Commission (“FTC”) and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices. Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices. Although we believe that we comply with applicable consumer protection laws, we cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability by private parties, the FTC or other governmental agencies.

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

The protection of our trademarks, service marks, copyrights, patents, trade secrets, domain names, proprietary technologies and intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we can not be certain the steps we take to protect these assets will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. Such events could substantially diminish the value of our technology and property which could adversely affect our business.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

Internet, technology and media companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.

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

We believe that our success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We may have limited or no experience in new product and service initiatives, making it more important to find qualified personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this competition, we may experience a shortage of qualified personnel. In addition, the loss of any of our key executives, including the recent death of Charles G. Betty, our former Chief Executive Officer, could have a material adverse effect on us. Mr. Betty was very experienced in the industry and had a long history with EarthLink. His loss could have a negative impact on our results of operations or on our ability to carry out our growth initiatives.

Additional Risks related to Our Growth Initiatives

We may not be successful in entering into arrangements with municipalities to build out and operate municipal wireless broadband networks and we may not obtain a sufficient number of subscribers to generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks.

An important element of our business strategy is to deploy competitive alternatives to DSL and cable for delivering broadband Internet access services, reflected in our municipal wireless initiative. We have begun to operate networks in the cities of Philadelphia, Pennsylvania; Anaheim, California; Milpitas, California; and New Orleans, Louisiana. We are pursuing additional similar arrangements with other municipalities, but there is no assurance that we will be successful in these efforts. The municipal network business is a largely untested business model and we may not obtain the subscriber levels required to earn a return on our investment in this business. The success of our municipal wireless service depends on growth in the number of municipal wireless broadband users, which in part depends on wider public acceptance of this service. Our municipal wireless broadband services may not achieve consumer adoption or, even if these services do achieve consumer adoption, we may not be able generate growth in subscribers or revenue. In addition, this initiative may result in significant capital expenditures in future periods to develop, implement and build wireless broadband networks in various municipalities, and we may not generate the returns anticipated on the capital expenditures and operating losses that may be incurred in this effort.

Municipal wireless networks may not perform as expected or may result in unanticipated costs, which could increase our churn and our cost of providing services.

Municipal wireless networks may not perform as we expect, and therefore we may not be able to deliver the quality or types of service we expect. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our subscriber churn.

We may experience difficulties in constructing, upgrading and maintaining our municipal wireless network, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues.

The success of our municipal wireless broadband initiative depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network. Additionally, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. If we do not successfully implement upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects including the portions of those projects not within our control. The construction of our network requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our network. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing construction projects. In addition, we typically are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our network and expand our services.

We also may face challenges in managing and operating our network. These challenges include ensuring the availability of subscriber equipment that is compatible with our network and managing sales, advertising, customer support, billing and collection functions of our business. We also must provide reliable network service that meets our subscribers’ expectations. There is no industry precedent for the operation of a network of this type over a large municipal area and we may experience technological or other difficulties that we do not currently expect. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

The market for VoIP services may not develop as anticipated, which would adversely affect our ability to execute our voice strategy.

The success of our VoIP service depends on growth in the number of VoIP users, which in part depends on wider public acceptance of VoIP telephony. The VoIP communications medium is still in its growth stages. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience.

We have experienced losses in connection with these services due to the costs of developing and operating them. It is likely we will continue to expend significant resources developing, enhancing, operating and marketing these services. We expect these services to continue to adversely impact our profitability, at least in the near term. If our VoIP services are not commercially successful we will continue to incur operating losses in connection with these services, which would negatively impact our financial condition and results of operations.

Certain aspects of our VoIP service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth.

Certain aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

•       Both our new E911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

•       Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions.

•       Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.

•       Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.

•       Our customers cannot accept collect calls.

•       Our VoIP service requires an operative broadband connection.

In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers’ equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

If customers do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.

Our E911 emergency services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

Our E911 emergency service is different in significant respects from the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider. In addition, we rely on customers of our trueVoice VoIP service to register their location with us so that emergency services can be sent to the correct location. If they move their service without updating us and are unable to verbally communicate with an emergency operator, then they will not receive necessary emergency services. Delays or failures in receiving emergency services can be catastrophic.

While traditional phone companies may also experience problems in providing emergency calling services, they are covered by legislation that significantly limits their liability for failures of emergency calling services and we are not. This liability could be substantial. In addition, we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

Our ability to provide our VoIP service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

The success of our VoIP service depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider, which may or may not be us, and electric utility company, respectively. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers’ access to E911 services. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenues and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

We may not realize the benefits we are seeking from our investments in the HELIO joint venture or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise.

We have made equity investments in several companies, including HELIO, a joint venture with SK Telecom that offers wireless voice and data services to consumers in the U.S. As of February 28, 2007, we have invested an aggregate of $214.0 million of cash and non-cash assets in HELIO. HELIO will require additional funding in the future and we expect we may invest additional cash amounts in HELIO. The financing of HELIO’s operations has adversely affected our cash position. In addition, HELIO has incurred losses and we expect HELIO to continue to incur losses due to the start-up nature of its operations, and we include our proportionate share of the losses of HELIO in our statements of operations, which adversely affects our earnings and earnings per share. In addition, HELIO may not be successful in implementing and marketing its wireless voice and data initiatives, and there can be no assurance that these initiatives will be commercially successful. This would adversely affect our financial position and results of operations.

HELIO operates in a highly competitive environment. HELIO’s wireless business faces intense competition from other wireless providers, from other MVNOs and from wireless hardware manufacturers such as Apple. Many of those competitors are major communications companies that have substantially greater financial, technical and marketing resources than HELIO has. These competitors also have greater name recognition and more established relationships with a larger base of current and potential customers and, accordingly, HELIO may not be able to compete successfully. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. We cannot assure you HELIO will be able to achieve or maintain adequate market share or revenue or compete effectively. HELIO’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

We continue to evaluate investment opportunities and may make investments in the future in companies that offer products and services that are complementary to our offerings and in companies that allow us to vertically integrate our business. The value of each of our investments is subject to general economic, technological and market trends, as well as to the operating and financial decisions of each company’s management team, all of which are outside of our control. In addition, these companies may not gain the expected number of customers and/or generate the expected level of revenues, and consequently, these companies may require additional funding, any of which could diminish the value of or dilute our investment. Our current and future investments in other companies, including our investment in the HELIO joint venture, may not provide the economic returns we are seeking and may lose value, which would materially, adversely affect our financial position and results of operations.

Other Risks

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

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives.

As of December 31, 2006, we had $258.8 million of indebtedness outstanding due to the issuance of our 3.25% Convertible Senior Notes Due 2026 (the “Notes”) in November 2006. Our indebtedness could have important consequences to us. For example, it could:

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our business activities;

•       limit our ability to secure additional financing to implement our strategic initiatives;

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•       place us at a disadvantage compared to our competitors that may have proportionately less debt; and

•       restrict us from making strategic acquisitions, introducing new technologies or otherwise exploiting business opportunities.

We may be unable to repurchase the Notes for cash when required by the holders, including following a fundamental change, or to pay the cash portion of the conversion value upon conversion of any Notes by the holders.

Holders of the Notes have the right to require us to repurchase the Notes on November 15, 2011, November 15, 2016 and November 15, 2021 or upon the occurrence of a fundamental change prior to maturity. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion value in cash. Any debt agreements that we may enter into in the future may contain similar repurchase and cash settlement provisions. We may not have sufficient funds to make the required cash payment upon conversion or to purchase or repurchase the Notes in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to pay cash upon conversion or to purchase or repurchase the Notes in cash may be limited by law or the terms of agreements relating to our debt outstanding at the time. However, if we fail to repurchase or purchase the Notes or pay cash upon conversion as required by the indenture for the Notes, it would constitute an event of default under the indenture, which, in turn, would constitute an event of default under our other debt agreements, if any. In addition, the requirement to pay the fundamental change repurchase price, including the related make whole premium, may discourage a change in control of our company.

The convertible notes hedge and warrant transactions may affect the value of our common stock.

In November 2006, in connection with the offering of our Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of UBS Investment Bank and Banc of America Securities LLC. These transactions are expected to offset the potential dilution upon conversion of the Notes. In connection with hedging these transactions, such affiliates of UBS Investment Bank and Banc of America Securities LLC:

•       entered into various over-the-counter derivative transactions with respect to our common stock, and may purchase our common stock; and

•       may enter into, or may unwind, various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions.

The affiliates of UBS Investment Bank and Banc of America Securities LLC party to these transactions are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever Notes are converted. In order to unwind their hedge position with respect to those exercised options, the affiliates of UBS Investment Bank and Banc of America Securities LLC party to these transactions expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted Notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. In addition, in the event that these transactions fail to offset all of the dilution resulting from the conversion of the Notes, the issuance of additional shares of our common stock as a consequence of such conversion would result in some dilution to our shareholders and could adversely affect the value of our common stock.

Provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

We currently maintain and occupy the following principal properties:

		Approximate	Lease
Facilities	Location	Square Feet	Expiration
Principal executive and corporate offices	Atlanta, GA	328,000	2014
Operations and corporate offices	Pasadena, CA	110,000	2014
Operations and corporate offices	Vancouver, WA	60,000	2012
Operations and corporate offices	San Francisco, CA	26,000	2014

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

Item 4.        Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “ELNK.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	EarthLink, Inc.
	High	Low
YEAR ENDED DECEMBER 31, 2005
First Quarter	$11.77	$8.11
Second Quarter	10.72	8.32
Third Quarter	10.75	8.65
Fourth Quarter	12.06	10.07
Year Ended December 31, 2006
First Quarter	$12.21	$8.67
Second Quarter	10.00	7.77
Third Quarter	8.81	6.82
Fourth Quarter	7.64	6.16
Year Ending December 31, 2007
First Quarter (through February 28, 2007)	$7.61	$6.87

The last reported sale price of our common stock on the Nasdaq Global Market on February 28, 2007 was $7.12 per share.

Holders

There were approximately 1,972 holders of record of our common stock on February 28, 2007.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth, including investing in our various growth initiatives and investing in our joint venture HELIO. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following indexed line graph indicates our total return to stockholders from January 1, 2001 to December 31, 2006, as compared to the total return for the Nasdaq Global Market and the Morgan Stanley Internet Index for the same period. The calculations in the graph assume that $100 was invested on January 1, 2001 in our common stock and each index and also assumes dividend reinvestment.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2002	2003	2004	2005	2006
EarthLink, Inc.	100.0	44.8	82.2	94.7	91.3	58.3
Nasdaq Global Market	100.0	68.5	102.7	111.5	113.1	123.8
Morgan Stanley Internet Index	100.0	57.1	93.8	107.1	107.9	118.1

Purchases of Equity Securities by the Issuer

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2006 were as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2006	Repurchased	per Share	Announced Program(1)	Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	800	$7.21	800	$95,295
November 1 through November 30	—	—	—	95,295
December 1 through December 31	—	—	—	95,295
Total	800		800

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

Item 6.                        Selected Financial Data.

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,357,421	$1,401,930	$1,382,202	$1,290,072	$1,301,267
Operating costs and expenses	1,517,442	1,468,894	1,271,444	1,125,576	1,225,625
Income (loss) from operations	(160,021)	(66,964)	110,758	164,496	75,642
Net income (loss)	(148,033)	(62,194)	111,009	142,780	4,987
Deductions for accretion dividends(1)	(19,987)	(4,586)	—	—	—
Net income (loss) attributable to common stockholders	$(168,020)	$(66,780)	$111,009	$142,780	$4,987
Basic net income (loss) per share	$(1.11)	$(0.42)	$0.72	$1.04	$0.04
Diluted net income (loss) per share	$(1.11)	$(0.42)	$0.70	$1.02	$0.04
Basic weighted average common shares outstanding	151,355	157,321	154,233	137,080	128,790
Diluted weighted average common shares outstanding	151,355	157,321	157,815	139,950	130,583
Cash flow data:
Cash provided by operating activities	$18,958	$101,728	$188,152	$188,704	$115,249
Cash provided by (used in) investing activities	3,126	25,003	(69,070)	(65,081)	(283,064)
Cash (used in) provided by financing activities	(24,485)	(88,882)	(108,912)	(169,239)	152,890

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$170,891	$208,740	$218,910	$173,294	$158,369
Investments in marketable securities(2)	344,546	279,125	312,060	248,825	236,407
Cash and marketable securities	515,437	487,865	530,970	422,119	394,776
Total assets	1,023,553	827,020	805,450	749,149	968,039
Long-term debt, including long-term portion of capital leases	937	342	287	1,067	258,984
Total liabilities	331,253	283,357	257,843	227,285	509,375
Accumulated deficit	(1,236,991)	(1,303,771)	(1,192,762)	(1,049,982)	(1,044,995)
Stockholders’ equity	692,300	543,663	547,607	521,864	458,664

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

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Annual Report include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based voice communications services, including new products and services offered in connection with our voice and municipal broadband network growth initiatives, and we expect these growth initiatives to not be profitable in their early stages; (2) that our service offerings may fail to be competitive with existing and new competitors; (3) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors (churn), or may cause us to reduce prices for our services which could adversely impact average revenue per user; (4) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that the continued decline of our narrowband revenues could adversely affect our profitability and adversely impact our ability to invest in our growth initiatives; (6) that we may not be able to successfully manage the costs associated with delivering our wireline broadband services, which could adversely affect our ability to grow or sustain revenues and our profitability; (7) that companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable; (8) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base; (9) that our business may suffer if our third-parties for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could force us to change our business practices; (12) that changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices; (13) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on the continued development of effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that we may not be successful in entering into arrangements with municipalities to build out and operate municipal wireless broadband networks and we may not obtain a sufficient number of customers to generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks; (19) that municipal wireless networks may not perform as expected or may result in unanticipated costs, which could increase our churn and our cost of providing services; (20) that we may experience difficulties in constructing, upgrading and maintaining our municipal wireless network, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues; (21) that the market for VoIP services may not develop as anticipated, which would adversely affect our ability to execute our voice strategy; (22) that certain aspects of our VoIP service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth; (23) that our E911 emergency services are different from those offered by traditional wireline telephone companies and may expose us to significant liability; (24) that our ability to provide our VoIP service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth; (25) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (26) that our stock price has been volatile historically and may continue to be volatile; (27) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives; (28) that we may be unable to repurchase our convertible senior notes for cash when required by the holders, including following a fundamental change, or to pay the cash portion of the conversion value upon conversion of any notes by the holders; (29) that the convertible note hedge and warrant transactions may affect the value of our common stock; and (30) that some provisions of Delaware law, our second restated certificate of incorporation and amended and restated bylaws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer to takeover attempt that a stockholder might consider in its best interest.

Overview

EarthLink, Inc. is a total communications provider, providing integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies. Our core service offerings are dial-up and wireline broadband Internet access services and value-added services. Our growth initiatives include IP-based voice services, municipal wireless broadband services and our services for business customers.

We also have a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services during April 2006.

Industry Background

Since the inception of our business, we have expanded from a traditional dial-up Internet service provider to a total communications provider. The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000 but has recently experienced slower growth, as the market has reached a mature stage of growth. Since 2000, broadband Internet access has been steadily replacing dial-up. During 2006, the number of households with broadband access surpassed the number of households with dial-up connections. Focused, value-priced narrowband access, which provides service with a limited set of features at a lower cost, is still attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access.

Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and “always on” connection. The pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads and photo sharing require greater bandwidth for optimal performance, which adds to the demand for broadband.

Currently, most residential broadband consumers access the Internet via DSL or cable, but an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, are now available. The availability of these alternatives is expected to further encourage future broadband deployment and market penetration. The growth of mobile devices that support email and sales of laptop computers and other mobile devices create an increasing need for portable and mobile Internet access. In addition, one of the outgrowths from the rapid deployment of broadband connectivity has been the adoption of Voice over Internet Protocol (“VoIP”). VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP technology presents several advantages over the technology used in traditional wireline telephone networks and enables VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features.

Revenue Sources

We provide narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and wireless technologies and IP-based voice); advertising and other value-added services; and web hosting services. Our subscriber base remained consistent at approximately 5.3 million paying subscribers as of December 31, 2005 and 2006, while total revenues increased from $1,290.1 million during the year ended December 31, 2005 to $1,301.3 million during the year ended December 31, 2006. The increase in total revenues was primarily due to an increase in broadband revenues due to our acquisition of New Edge Holding Company (“New Edge”) and due to our expanded broadband footprint and offerings, and an increase in advertising and other value-added services. Our traditional, premium-priced narrowband subscriber base and revenues have been declining due to the maturity of this service. In addition, the mix of our narrowband customers continues to shift towards value-priced narrowband access.

We derive substantially all of our revenues from communications services, and such revenues represented 98% or more of total revenues for each of the three years in the period ended December 31, 2006. The remaining revenues relate to sales of equipment and devices used by our subscribers to access our services. We had approximately 3.3 million narrowband subscribers, 1.9 million broadband subscribers and 112,000 web hosting accounts as of December 31, 2006. Narrowband access revenues, broadband access revenues, advertising and other value-added services revenues and web hosting revenues represented 47%, 43%, 7% and 3%, respectively, of total revenues for the year ended December 31, 2006.

Business Strategy

Our business strategy is to generate profits from our existing core access services and to reinvest the cash generated from these services in our various growth initiatives with the objective of generating revenue growth and earnings growth in future periods; to continue to expand our presence in growth markets, such as VoIP services, municipal wireless broadband services and business services; to support our HELIO joint venture with SK Telecom; and to market high quality, differentiated products and services.

We believe the most important factors for us to execute our business strategy are the following:

•       continuing to identify opportunities to improve the cost structure of our business without impacting the quality of services we provide;

•       maximizing the return on our subscriber acquisition costs by balancing aggressive promotional pricing with the number of subscribers we are able to add and/or retain while continuing to reduce and leverage operating costs;

•       continuing the growth of our PeoplePC-branded, value-priced narrowband access and our broadband service offerings in spite of competition from current and new competitors;

•       renewing, extending or otherwise entering into wholesale broadband access agreements with telecommunications providers at competitive and improved wholesale broadband access prices and, in the event there are adverse changes in the retail pricing environment for broadband access services, at wholesale broadband access prices that decrease sufficiently to at least coincide with declines in retail prices;

•       successfully entering into arrangements with municipalities to build out and operate municipal wireless broadband networks and successfully constructing, upgrading and maintaining our municipal wireless networks;

•       growing our subscriber base for our IP-based voice and wireless broadband services to generate revenues and profits;

•       exploring, identifying and investing in additional growth opportunities and successfully implementing strategies to deliver these services cost effectively;

•       differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences, including bundling our various communications services; and

•       exploring and evaluating potential strategic transactions that we believe may complement our current and future business activities, and successfully integrating any new acquisitions and investments into our business

Challenges and Risks

The primary challenges we face in executing our business strategy are maintaining profitability in our existing services, successfully implementing new products and services, competition and purchasing cost-effective wholesale broadband access.

Profitability of existing services.   We have been focused on and have been successful in improving operating margins. During 2006, our core access services continued to provide operating cash flow. This cash flow is instrumental to our ability to fund future investments in our growth initiatives. We generate lower percentage gross profit margins on our broadband access services than on our other principal forms of Internet access and related services. In addition, customer and technical support costs per subscriber for broadband services generally exceed those of our other services. We continue to work towards reducing telecommunications costs per customer in all product lines and reducing total operations and customer support expenses. We will also continue to evaluate opportunities to more cost effectively provide customer and technical support to broadband customers and manage direct sales and marketing expenses required to add new broadband customers.

New products and services.   The market for Internet and telecommunications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on utilizing VoIP technologies to deliver voice services and utilizing technologies to deploy wireless networks to deliver broadband services, among others. However, these communications mediums are still in growth stages. The success of these growth initiatives depends on the adoption of our services by customers, our ability to develop and use technologies effectively, our ability to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis, and our ability to employ sales and marketing efforts to add customers. We will continue to evaluate the feasibility of new technologies and technological advancements and develop new service offerings that allow us to expand our service offerings or deliver our services more cost effectively.

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

Purchasing cost-effective wholesale broadband access.   The profitability of our broadband services is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services. The costs associated with delivering broadband services include recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband customers, such as sales and marketing and installation and hardware costs. While we continuously evaluate cost reduction opportunities associated with the delivery of broadband access services to improve our profitability, our overall profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of broadband services and costs incurred to add new broadband customers.

2006 Highlights

As discussed above, total revenues during the year ended December 31, 2006 increased compared to the prior year due to an increase in broadband revenues and an increase in advertising and other value-added services revenues, offset by a decrease in narrowband revenues. We continued to generate profits and operating cash flow from our core access services. However, overall operating expenses increased during the year ended December 31, 2006 compared to the prior year due to the investments in our IP-based voice, municipal wireless and business services growth initiatives. Specifically, we launched DSL and Home Phone service in 12 markets in the U.S. covering approximately 10.0 million households; launched wireless broadband networks in four cities and were selected by four additional cities to build and operate wireless broadband networks; completed the acquisition of New Edge and integrated its operations with our existing business; and increased product offerings and distribution channels for our business services. Overall operating expenses also increased due to the adoption of Statement of Financial Accounting Standards (“SFAS’’) No. 123(R), “Share Based Payment,” on January 1, 2006. Additionally, our net losses of equity affiliate related to our HELIO joint venture increased as HELIO incurred losses due to the start-up nature of their business. The increase in overall operating costs and expenses and net losses of HELIO caused overall profits to decrease during the year ended December 31, 2006 compared to the prior year.

Looking Ahead

We expect overall profits to be adversely affected in 2007 as we continue to expand our new products and services. Implementation of new services involves initial product development and infrastructure costs, followed by sales and marketing costs to add customers who generate recurring revenues. In 2007, we expect to increase sales and marketing efforts for our IP-based voice, municipal broadband services and business services and incur increased customer support and telecommunications costs to provide these services. However, we believe management can exercise discretion in deploying product development and sales and marketing resources to manage the expense associated with development of IP-based voice and municipal broadband customer bases. In addition, we expect to grow our IP-based voice and wireless broadband subscriber bases to increase revenues and we expect to expand our wireless broadband footprint. We also expect HELIO to incur additional losses in 2007 due to the continuing start-up nature of its business. We record our proportionate share of HELIO’s losses in our results of operations, so our results of operations in 2007 will also be adversely impacted because of HELIO’s losses.

Growth Initiatives

IP-based voice.   In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers. In late 2005 and 2006, we launched DSL and Home Phone Service, a new DSL and VoIP service, which uses Covad Communications Group, Inc.’s (“Covad”) line-powered voice access that allows us to offer consumers low-cost phone services along with high-speed Internet access. In March 2006, we invested $50.0 million in Covad to fund the network build-out of this service. The service is now available in 12 markets in the U.S. covering approximately 10.0 million households.

We are actively marketing EarthLink DSL and Home Phone Service and will expand our marketing efforts to promote these services during 2007. We will also continue to invest in the development of additional applications and services and the marketing efforts for our IP-based voice services.

Municipal wireless broadband.   We are investing in wireless, or Wi-Fi, broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We began this initiative during 2005 by winning proposals to finance, build and manage wireless broadband networks for the cities of Philadelphia, Pennsylvania and Anaheim, California. During 2006 and early 2007, we completed the initial phase for these networks and began offering our municipal wireless broadband services. We also launched service in Milpitas, California and New Orleans, Louisiana, and were selected by the cities of Alexandria, Virginia; San Francisco, California; Atlanta, Georgia; Houston, Texas; and St. Petersburg, Florida to build, own and operate a wireless broadband network in those cities.

We expect to expand our wireless broadband footprint and grow our wireless broadband subscriber base to increase revenues, with the target of offering service to 1.5 million households by the end of 2007. These initiatives may result in significant capital expenditures and operating costs in future periods to develop, implement and build wireless broadband networks in these municipalities, as well as increased costs to market the new services.

Business services.   In April 2006, we acquired New Edge, a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge expands our service offerings to small and medium-sized enterprises. During 2006, we introduced new products, including Small Office DSL and hosted Virtual Private Networks (“VPN”). In 2007, we expect to build upon our existing portfolio of business solutions, by expanding our product offerings and our distribution channels.

Joint Venture

We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. EarthLink and SK Telecom invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO in March 2005, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate $157.0 million in 2006 and have committed to invest additional cash of $39.0 million in 2007, including $27.0 million that was invested in February 2007. As of December 31, 2006, EarthLink and SK Telecom each had an approximate 48% economic ownership interest and a 50% voting interest in HELIO. HELIO will require additional funding in the future and we expect we may invest additional cash in HELIO.

During 2006, HELIO launched its first three handheld devices, which are based on products SK Telecom offers in Korea. HELIO targets young, connected consumers with an extensive array of features, including MySpace Mobile, video services, 3D and multiplayer games, and video, picture and text messaging, in addition to its wireless voice and data services. HELIO is currently marketing its services through a variety of means. By the end of 2006, HELIO had distribution of its devices in over 2,700 retail and agent locations and began its national television and print marketing campaign.

Acquisition

In April 2006, we acquired New Edge. The acquisition of New Edge expands our service offerings for businesses and communications carriers. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for 1.7 million shares of EarthLink common stock and $108.7 million in net cash, including cash to be used to satisfy certain New Edge liabilities and direct transaction costs.

Marketing Alliances

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 19 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of December 31, 2005 and 2006, more than 25% of our broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

We have a marketing relationship with Embarq Corporation (“Embarq”), a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provides that EarthLink is the wholesale high-speed ISP for Embarq’s local residential and small business customers. In addition, we provide Embarq with wholesale narrowband access services. The contracts associated with these arrangements expire in April 2007. During 2006, we and Embarq decided not to renew the wholesale broadband contract. During the years ended December 31, 2005 and 2006, our relationship with Embarq generated more than 10% of our total gross organic subscriber additions. As of December 31, 2006, our broadband subscriber count and total subscriber count included approximately 755,000 subscribers under the marketing relationship. During the year ended December 31, 2006, the relationship generated revenues of approximately $28.9 million.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	As of December 31,
	2004	2005	2006
Subscriber Data (a)
Narrowband subscribers	3,880,000	3,580,000	3,301,000
Broadband subscribers	1,364,000	1,608,000	1,886,000
Web hosting accounts	144,000	127,000	112,000
Total subscribers at end of year	5,388,000	5,315,000	5,299,000

	Year Ended December 31,
	2004	2005	2006
Subscriber Activity
Subscribers at beginning of year	5,206,000	5,388,000	5,315,000
Gross organic subscriber additions	3,137,000	2,766,000	2,700,000
Acquired subscribers (b)	12,000	147,000	162,000
Adjustment (c)	—	(27,000)	—
Churn	(2,967,000)	(2,959,000)	(2,878,000)
Subscribers at end of year	5,388,000	5,315,000	5,299,000
Churn rate (d)	4.6%	4.6%	4.5%
Narrowband Data
Average subscribers (e)	3,965,000	3,726,000	3,390,000
ARPU (f)	$18.37	$16.61	$15.49
Churn rate (d)	5.3%	5.5%	5.6%
Broadband Data
Average subscribers (e)	1,215,000	1,495,000	1,825,000
ARPU (f)	$28.77	$24.62	$24.93
Churn rate (d)	2.5%	2.6%	2.5%
Web Hosting Data
Average accounts (e)	153,000	136,000	118,000
ARPU (f)	$25.84	$24.97	$25.55
Churn rate (d)	2.4%	2.2%	2.0%

(a)           Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)          Acquired subscribers for the year ended December 31, 2006 includes approximately 58,000 broadband subscribers acquired in the New Edge merger transaction.

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

Results of Operations

The following table sets forth statement of operations data, cash flow data and employee data for the periods indicated:

	Year Ended December 31,			2005 vs. 2004		2006 vs. 2005
	2004	2005	2006	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Statement of operations data:
Revenues:
Narrowband access	$874,010	$742,757	$617,963	$(131,253)	-15%	$(124,794)	-17%
Broadband access	419,411	441,736	559,681	22,325	5%	117,945	27%
Advertising and other value-added services	41,234	64,909	88,140	23,675	57%	23,231	36%
Web hosting	47,547	40,670	35,483	(6,877)	-14%	(5,187)	-13%
Total revenues	1,382,202	1,290,072	1,301,267	(92,130)	-7%	11,195	1%
Operating costs and expenses:
Telecommunications service and quipment costs	431,162	366,654	424,425	(64,508)	-15%	57,771	16%
Sales incentives	10,040	8,973	10,916	(1,067)	-11%	1,943	22%
Total cost of revenues	441,202	375,627	435,341	(65,575)	-15%	59,714	16%
Sales and marketing	417,250	389,522	389,079	(27,728)	-7%	(443)	0%
Operations and customer support	255,192	233,907	260,941	(21,285)	-8%	27,034	12%
General and administrative	105,043	112,173	128,479	7,130	7%	16,306	15%
Amortization of intangible assets	24,363	12,267	11,902	(12,096)	-50%	(365)	-3%
Facility exit and restructuring costs	28,394	2,080	(117)	(26,314)	-93%	(2,197)	-106%
Total operating costs and expenses	1,271,444	1,125,576	1,225,625	(145,868)	-11%	100,049	9%
Income from operations	110,758	164,496	75,642	53,738	49%	(88,854)	-54%
Net losses of equity affiliate	—	(15,608)	(84,782)	(15,608)	*	(69,174)	*
Gain (loss) on investments in other companies, net	(1,420)	2,877	377	4,297	*	(2,500)	-87%
Interest income and other, net	6,131	13,491	14,636	7,360	120%	1,145	8%
Income before income taxes	115,469	165,256	5,873	49,787	43%	(159,383)	-96%
Provision for income taxes	4,460	22,476	886	18,016	*	(21,590)	-96%
Net income	$111,009	$142,780	$4,987	$31,771	29%	$(137,793)	-97%
Cash flow data:
Cash provided by operating activities	$188,152	$188,704	$115,249
Cash used in investing activities	$(69,070)	$(65,081)	$(283,064)
Cash (used in) provided by financing activities	$(108,912)	$(169,239)	$152,890
Employee data:
Number of employees at year end (#)	2,067	1,732	2,210

*                     denotes percentage is not meaningful or is not calculable

#                   Represents full-time equivalents

Narrowband access revenues

Narrowband access revenues primarily consist of monthly fees charged to customers for dial-up Internet access. Narrowband revenues decreased 15% to $742.8 million during the year ended December 31, 2005 and decreased 17% to $618.0 million during the year ended December 31, 2006, compared to the prior years. The decreases in narrowband revenues in both years were due to decreases in narrowband ARPU and decreases in average narrowband subscribers. Revenues also decreased during the year ended December 31, 2005 due to the transfer of wireless operations to HELIO effective March 24, 2005, which caused narrowband access revenues to decrease by $17.8 million and contributed to the decrease in average narrowband subscribers compared to the year ended December 31, 2004.

ARPU.   Narrowband ARPU decreased from $18.37 during the year ended December 31, 2004 to $16.61 during the year ended December 31, 2005 and to $15.49 during the year ended December 31, 2006. These decreases were due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the years ended December 31, 2004, 2005 and 2006, average PeoplePC access subscribers were 0.6 million, 1.1 million and 1.4 million, respectively, representing 16%, 29% and 42%, respectively, of our average narrowband customer base. Also contributing to the decreases in narrowband service ARPU, although to a lesser extent, was the increased use of promotional pricing for our service offerings.

Subscribers.   The following table summarizes narrowband subscriber activity for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
Subscribers at beginning of year	3,984,000	3,880,000	3,580,000
Gross organic subscriber additions	2,450,000	2,131,000	1,978,000
Acquired subscribers	12,000	147,000	104,000
Narrowband subscribers converted to our broadband services, net	(15,000)	(88,000)	(44,000)
Adjustment (a)	—	(27,000)	—
Churn	(2,551,000)	(2,463,000)	(2,317,000)
Subscribers at end of year	3,880,000	3,580,000	3,301,000

(a)           Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

Average narrowband subscribers were 4.0 million, 3.7 million and 3.4 million during the years ended December 31, 2004, 2005 and 2006, respectively. In addition to the overall decrease in average narrowband subscribers over the past three years, the mix of customers shifted from premium narrowband subscribers to PeoplePC narrowband subscribers because the growth in our average PeoplePC narrowband subscribers was offset by a decline in our average premium narrowband customers, the combination of which resulted in a change in the composition of our narrowband customer base. Average premium narrowband subscribers decreased by 0.7 million and 0.7 million during 2005 and 2006, respectively, while average PeoplePC subscribers increased 0.4 million and 0.4 million, respectively. The decreases in premium narrowband subscribers resulted from the migration of subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

Our results of operations are significantly affected by subscriber cancellations, or “churn.” Our average monthly churn rates for narrowband subscribers were 5.3%, 5.5% and 5.6% during the years ended December 31, 2004, 2005 and 2006, respectively. The increase in churn over the past few years was due to early-life churn related to the high level of gross subscriber additions, particularly for our PeoplePC access services whose shorter-tenured customers comprise an increasingly greater proportion of our customer base and an increased number of subscribers who are migrating to broadband services. If churn rates continue to be at or above the rate experienced in 2006, our narrowband subscriber base may decrease at an accelerated rate which could adversely affect our business.

Broadband access revenues

Broadband access revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and wireless services; fees charged for high-speed data networks to businesses and communications carriers; fees charged for IP-based voice services; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Broadband revenues increased 5% to $441.7 million and 27% to $559.7 million during the years ended December 31, 2005 and 2006, respectively, compared to the prior years. The increases were primarily due to increases in average broadband subscribers.

Subscribers.   The following table summarizes broadband subscriber activity for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
Subscribers at beginning of year	1,061,000	1,364,000	1,608,000
Gross organic subscriber additions	660,000	616,000	708,000
Acquired subscribers (a)	—	—	58,000
Narrowband subscribers converted to our broadband services, net	15,000	88,000	44,000
Churn	(372,000)	(460,000)	(532,000)
Subscribers at end of year	1,364,000	1,608,000	1,886,000

(a)           Acquired subscribers for year ended December 31, 2006 represents broadband subscribers acquired in the New Edge merger transaction.

The average number of broadband subscribers was 1.2 million, 1.5 million and 1.8 million during the years ended December 31, 2004, 2005 and 2006, respectively. The average number of broadband subscribers increased over the past three years primarily due to the continued growth in the market for broadband access and our and our partners’ efforts to promote broadband services. Also contributing to the increase in average broadband subscribers during the year ended December 31, 2006 compared to the prior year was the acquisition of New Edge and the addition of IP-based voice subscribers due to the launch of EarthLink DSL and Home Phone Service in several markets during 2006.

ARPU.   Broadband ARPU depends on a variety of factors including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several broadband access services at different price plans, we offer our broadband access services to consumers and businesses, and we provide services through retail and wholesale relationships. All of these have an effect on our overall broadband ARPU.

In a retail relationship, we market the service directly to consumers and businesses under an EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner markets the service, has latitude in establishing price and pays us to provide underlying broadband access or Internet services such as authentication, email, web space, news and varying degrees of customer support. In a retail relationship, we generally recognize the amount the subscriber is billed as revenue, but in a wholesale relationship, we recognize the amount due from the wholesale partner as revenue. Consumer retail broadband services are generally priced above $35 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Consumer retail voice services are generally priced between $25 and $70 per month and consumer retail wireless broadband services are generally priced at $22 per month. Consumer wholesale broadband relationships are priced between $3 and $6 per month recognizing the limited set of activities performed by EarthLink. Retail business services generally have an ARPU between $110 and $130 for non-networked solutions and an ARPU between $175 and $225 for networked solutions. Wholesale business services generally have an ARPU between $60 and $80. The pricing for small and medium enterprises depends upon customer requirements for different service delivery methods, amounts of bandwidth, quality of service and distance from the points of presence, and may vary widely from these ranges. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Broadband ARPU declined 14% during the year ended December 31, 2005 compared to the prior year due primarily to lower retail DSL ARPU resulting from the increased use of promotional pricing and general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers. Also contributing to the decrease in broadband ARPU was a shift in the mix of our broadband subscriber base from retail services to wholesale services. The shift in the mix of our broadband customer base was attributable to growing our wholesale DSL customer base at a faster rate during 2005 than our retail customer base.

Broadband ARPU increased 1% during the year ended December 31, 2006 compared to the prior year due primarily to the addition of higher ARPU New Edge subscribers. Offsetting these increases was lower retail DSL ARPU resulting from the increased use of promotional pricing; general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers; and a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable subscribers.

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

Advertising and other value-added services revenues

Advertising and other value-added services revenues consist of revenues from promotional arrangements with advertisers, retailers, service providers and content providers. We earn these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; and referring our customers to our partners’

products and services. Advertising and other value-added services revenues also include certain ancillary services sold as add-on features to our Internet services, such as email storage, security products and Internet call waiting.

Advertising and other value-added services revenues increased 57% to $64.9 million and 36% to $88.1 million during the years ended December 31, 2005 and 2006, respectively, compared to the prior years due primarily to increased search advertising revenues and revenues from our promotional arrangements, resulting from increased use of the Internet as an advertising medium. Also contributing to the increases were increases of $9.0 million and $5.7 million in ancillary services revenues during the years ended December 31, 2005 and 2006, respectively, compared to the prior years. We expect our advertising and other value-added services to continue to grow as we continue to develop and market new products.

Web hosting revenues

We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet. Web hosting revenues decreased 14% to $40.7 million during the year ended December 31, 2005 and decreased 13% to $35.5 million during the year ended December 31, 2006, compared to the prior year periods. The decreases were primarily due to decreases in average web hosting accounts, which were 153,000, 136,000 and 118,000 during the years ended December 31, 2004, 2005 and 2006, respectively. Contributing to the decrease during the year ended December 31, 2005 was a 3% decrease in ARPU, from $25.84 during the year ended December 31, 2004 to $24.97 during the year ended December 31, 2005. The decrease during the year ended December 31, 2006 was offset by an increase in ARPU, which increased 2% from $24.97 during the year ended December 31, 2005 to $25.55 during the year ended December 31, 2006, due to the launch of new products with higher price points.

Cost of revenues

Telecommunications service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services and depreciation of our network equipment. Telecommunications service and equipment costs also include the cost of equipment and devices used by our subscribers to access our services. Our principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint Nextel Corporation, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. EarthLink purchases broadband access from ILECs, CLECs and cable providers.

Telecommunications service and equipment costs decreased 15% to $366.7 million during the year ended December 31, 2005, and decreased as a percentage of total revenues from 31.2% to 28.4%. The decrease in telecommunications service and equipment costs was primarily a result of more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs. In general, the telecommunications cost per subscriber has declined over time, resulting from improvements in communications technology, the increasing scale of Internet-related business, and competition among telecommunications providers. Also contributing to the decrease was a $6.1 million decline in equipment and related costs primarily due to the transfer of wireless operations to HELIO in March 2005; an $8.4 million decrease in depreciation expense due to network-related assets becoming fully depreciated and lower capital expenditures in recent years; and the shift in the mix of our broadband customer base to wholesale and certain retail cable customers who have nominal telecommunications service and equipment costs.

Telecommunications service and equipment costs increased 16% from $366.7 million during the year ended December 31, 2005 to $424.4 million during the year ended December 31, 2006, and increased as a percentage of total revenues from 28.4% to 32.6%. This was due to an increase in average monthly costs per subscriber, primarily a result of acquired New Edge subscribers who have a higher average cost per subscriber as New Edge provides high-speed data networks to small and medium-sized businesses. Offsetting this increase were reduced costs resulting from more favorable agreements with telecommunications service providers as well as optimizing network capacity to reduce costs.

Our retail broadband access and managed data networks services have a higher telecommunications cost of revenue per subscriber than our other principal forms of Internet access and related services. As a result, we expect telecommunications service and equipment costs per subscriber to increase in 2007 as we seek to grow our managed data networks services. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from the increase in telecommunications service and equipment costs per subscriber.

Cost of revenues also includes sales incentives. We frequently offer sales incentives such as free Internet access on a trial basis and modems. Sales incentives decreased 11% from $10.0 million during the year ended December 31, 2004 to $9.0 million during the year ended December 31, 2005 due to a decline in modem prices and a decrease in the number of modems provided to customers as a result of a decrease in retail DSL gross adds. Sales incentives increased 22% to $10.9 million during the year ended December 31, 2006 due to an increase in modems and other equipment provided to customers resulting from the launch of our IP-based voice services during 2006.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased 7% to $389.5 million during the year ended December 31, 2005 compared to the prior year. The decrease was primarily due to declines in amounts payable to our distribution partners as a result of declines in gross subscriber additions and continued declines in our telemarketing sales expenses, which were favorably impacted by the closing of four contact centers during the first quarter of 2004. These decreases were offset by an increase in our sales and marketing expenses for PeoplePC and broadband services.

Sales and marketing expenses remained relatively constant at $389.1 million during the year ended December 31, 2006 compared to the prior year. This was primarily due to sales and marketing expenses to launch our IP-based voice products and municipal wireless broadband services, an increase in sales and marketing for our value-added services, the inclusion of New Edge sales and marketing expenses, and stock-based compensation expense from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. Sales and marketing expenses for the year ended December 31, 2006 included $3.3 million of stock-based compensation expense. Substantially offsetting these increases was a decrease in sales and marketing for our premium narrowband services. Sales and marketing expenses may increase during 2007 as we increase marketing efforts for our voice services and to launch our municipal wireless broadband services in additional markets.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 8% to $233.9 million during the year ended December 31, 2005 compared to the prior year. The decrease during the year ended December 31, 2005 was primarily due to decreases in outsourcing costs resulting from lower rates from service providers as well as continued cost savings from the contact center closings completed during the first quarter of 2004.

Operations and customer support expenses increased 12% from $233.9 million during the year ended December 31, 2005 to $260.9 million during the year ended December 31, 2006. The increase was primarily the result of the inclusion of New Edge operations and customer support expenses, expenses associated with our municipal wireless broadband growth initiative, an increase in operations expense for our value-added services and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. Operations and customer support expenses for the year ended December 31, 2006 included $6.5 million of stock-based compensation expense. Partially offsetting these increases was a decrease in operations and customer support expenses for our premium narrowband services, including a decrease in communications costs for providing subscribers with toll-free access to our technical support and customer service centers.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased 7% to $112.2 million and 15% to $128.5 million during the years ended December 31, 2005 and 2006, respectively, compared to the prior years. The increase during the year ended December 31, 2005 was primarily due to an increase in legal fees, increased professional and investment advisor fees resulting from the formation of the HELIO joint venture in March 2005 and certain state sales tax refunds received during 2004. These increases were partially offset by decreases in bad debt and payment processing expenses and depreciation expense.

The increase during the year ended December 31, 2006 was primarily due to the inclusion of New Edge general and administrative expenses; increases in personnel, professional fees and travel costs resulting from the implementation of our various growth initiatives; and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. General and administrative expenses for the year ended December 31, 2006 included $4.4 million of stock-based compensation expense.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets decreased 50% from $24.4 million during the year ended December 31, 2004 to $12.3 million during the year ended December 31, 2005 and decreased 3% to $11.9 million during the year ended December 31, 2006. The decreases were primarily the result of several subscriber base assets becoming fully amortized over the past three years and a decrease in subscriber base acquisitions in recent years. Additionally, contributing to the decrease during the year ended December 31, 2005 was the subscriber base acquired in the Cidco Incorporated (“Cidco”) transaction becoming fully amortized in November 2004. Offsetting the decrease during the year ended December 31, 2006 was an increase due to amortization of identifiable definite lived intangible assets resulting from the acquisition of New Edge.

Facility exit and restructuring costs

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

We evaluate and adjust our estimates for facility exit costs as events occur and record such adjustments as facility exit costs. During the year ended December 31, 2004, we reduced our estimates for real estate commitments associated with our facility exit and restructuring plans by $2.0 million and realized additional expense of $0.2 million associated with the disposal and write-down of fixed assets, net of proceeds received. As a result of the 2004 Plan and the subsequent changes in estimates to the 2003 Plan and 2004 Plan, we recorded facility exit costs of $28.4 million during the year ended December 31, 2004.

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

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the years ended December 31, 2005 and 2006 of $15.6 million and $84.8 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. Due to the start-up nature of HELIO’s operations and HELIO’s product launches in 2006, we expect HELIO’s net loss to continue to increase, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

Gain (loss) on investments in other companies, net

During the years ended December 31, 2004 and 2005, we recorded losses of $1.4 million and $0.9 million, respectively, on certain of our investments in other companies as a result of declines in fair value that were considered to be other than temporary.

During the year ended December 31, 2005, we received $4.4 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”). In applying the cost method, we recorded $0.6 million as a return of our investment based on the carrying value of our investment in EVG, and gains of $3.8 million were included in gain (loss) on investments in other companies, net. During the year ended December 31, 2006 we recorded a $0.4 million gain on investments due to an additional EVG distribution.

Except for HELIO, we do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested. We are not the primary beneficiary for any of the companies in which we have invested. Accordingly, we use the cost method to account for our investments in other companies.

Interest income and other, net

Interest income and other, net, increased from $6.1 million during the year ended December 31, 2004 to $13.5 million during the year ended December 31, 2005 primarily due to an increase in investment yields, offset by a decrease in our average cash and marketable securities balances. Our weighted average investment yields increased from approximately 1.6% during year ended December 31, 2004 to approximately 3.1% during the year ended December 31, 2005, as the U.S. Federal Reserve Bank has increased interest rates. Our average cash and marketable securities balance decreased from $507.4 million during the year ended December 31, 2004 to $446.5 million during the year ended December 31, 2005. Our cash and investment balances decreased as a result of repurchases of our common stock, investments in the HELIO joint venture, capital expenditures and the purchases of businesses and subscriber bases, offset by cash provided by operations.

Interest income and other, net, increased from $13.5 million during the year ended December 31, 2005 to $14.6 million during the year ended December 31, 2006 primarily due to an increase in investment yields and an increase due to interest income from our investment in Covad, substantially offset by a decrease in our average cash and marketable securities balances. Our weighted average investment yields increased from approximately 3.1% during year ended December 31, 2005 to approximately 4.8% during the year ended December 31, 2006, as the U.S. Federal Reserve Bank has increased interest rates. Our average cash and marketable securities balance decreased from $446.5 million during the year ended December 31, 2005 to $295.5 million during the year ended December 31, 2006. Our cash and investment balances decreased as a result of repurchases of our common stock, investments in the HELIO joint venture, our investment in Covad to fund line-powered voice, capital expenditures, the acquisition of New Edge and purchases of subscriber bases from other companies, offset by cash provided by operations and cash provided by the issuance of convertible senior notes.

Provision for income taxes

The provision for income taxes was $4.5 million, $22.5 million and $0.9 million during the years ended December 31, 2004, 2005 and 2006, respectively. Although we utilized net operating loss carryforwards to offset taxable income in those years, state income and federal and state alternative minimum tax (“AMT”) amounts aggregating $5.4 million were payable in 2005, and the AMT was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. Although certain of the AMT amounts can be used in future periods to offset taxable income, we established a valuation allowance for the AMT amounts payable due to uncertainty regarding their realizability, which resulted in an income tax provision of $2.6 million in 2005. The provision for income taxes in 2005 also includes a non-cash deferred tax provision of $17.1 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain, PeoplePC and Cidco. The increase in the provision for income taxes during the year ended December 31, 2005 compared to the prior year was primarily due to the realization of NOLs of acquired companies and the mix of organic and acquired NOLs realized, because the realization of NOLs of acquired companies results in non-cash, deferred income tax expense. The provision for income taxes during the year ended December 31, 2006 primarily consisted of state income tax amounts due in jurisdictions where we do not have NOLs.

We continue to maintain a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

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

On January 1, 2006, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for the prior years have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect of adoption of SFAS No. 123(R) was not material. Stock-based compensation expense under SFAS No. 123(R) was $14.2 million during the year ended December 31, 2006, of which $12.2 million related to stock options and $2.0 million related to restricted stock units. Stock-based compensation during the year ended December 31, 2006 is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was $0.6 million and $1.5 million during the years ended December 31, 2004 and 2005, respectively, which related to restricted stock units and modifications of stock options.

Facility Exit and Restructuring Costs

During the years ended December 31, 2003, 2004 and 2005, we executed plans to streamline our contact center facilities and operations. Under the 2003 Plan, we closed contact centers in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact centers resulted in the termination of 1,220 employees and a net reduction of 920 employees, primarily customer support personnel. Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. Under the 2005 Plans, we outsourced certain contact center and credit and collections activities. Approximately 227 employees were directly impacted. We realized reduced costs following the years of the restructurings as a result of completing the various plans.

As of December 31, 2006, we had paid all telecommunications service termination costs and employee and personnel related costs related to the 2003 Plan, the 2004 Plan and the 2005 Plans. As of December 31, 2006, we had $1.2 million and $2.6 million remaining for real estate commitments associated with the 2003 Plan and the 2004 Plan, respectively. We expect to incur future cash outflows for real estate obligations through 2010 related to the 2003 Plan and through 2008 related to the 2004 Plan.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net income	$111,009	$142,780	$4,987
Non-cash items	119,597	100,844	169,207
Changes in working capital	(42,454)	(54,920)	(58,945)
Net cash provided by operating activities	$188,152	$188,704	$115,249
Net cash used in investing activities	$(69,070)	$(65,081)	$(283,064)
Net cash (used in) provided by financing activities	$(108,912)	$(169,239)	$152,890

Operating activities

Net cash provided by operating activities was relatively constant during the years ended December 31, 2004 and 2005, but decreased during the year ended December 31, 2006 compared to the prior years. This was primarily due to an increase in costs related to our broadband initiatives, including municipal wireless broadband and IP-based voice services, as we used cash generated from our core access services to fund these initiatives. Cash flows from operating activities are expected to be adversely affected in 2007 as we continue to fund our strategic initiatives in the form of increased operating and sales and marketing expenses; however, we must seek to effectively manage expenses associated with our core access services and our working capital to mitigate the adverse impact our growth initiatives are expected to have on our operating cash flows.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain (loss) on investments in other companies, net. Non-cash items decreased during the year ended December 31, 2005 due to decreases in depreciation and amortization expense, offset by net losses of equity affiliate related to our investment in HELIO and deferred income taxes associated with the utilization of acquired net operating loss carryforwards. Non-cash items increased during the year ended December 31, 2006 due to an increase in net losses of equity affiliate and stock-based compensation expense from the adoption of SFAS No. 123(R).

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during 2005 primarily due to declines in accrued liabilities for telecommunications costs due largely to decreases in such costs and payments for contractual commitments associated with facility exit and restructuring costs. Cash used for working capital requirements increased during 2006 primarily due to an increase in prepaid expenses and other assets.

Investing activities

Net cash used for investing activities was relatively constant during the years ended December 31, 2004 and 2005, but increased during the year ended December 31, 2006 compared to the prior years. This was primarily due to investments in our strategic initiatives, including municipal wireless broadband, IP-based voice services and New Edge, and investments in HELIO. Additionally, over the past few years we have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network, to improve the efficiency of our technical and customer support services and to build out municipal wireless broadband networks.

Our investing activities used cash of $69.1 million during the year ended December 31, 2004. This consisted primarily of $33.7 million for purchases of investments in marketable securities, net of sales and maturities, as a result of investing cash flows generated by operating activities in marketable securities; $29.9 million for capital expenditures, primarily associated with network and technology center related projects; $3.8 million for investments in other companies; and $2.4 million for acquiring subscriber bases from other companies, primarily related to paying liabilities incurred in the acquisitions of subscriber bases during 2003.

Our investing activities used cash of $65.1 million during the year ended December 31, 2005. This consisted primarily of $82.3 million for our investment in HELIO. In addition, we used $33.9 million for capital expenditures, primarily associated with network and technology center related projects; $9.4 million to purchase the assets of Aluria; and $6.7 million for acquiring subscriber bases from other companies. Offsetting these investing outlays were proceeds of $63.5 million from sales and maturities of investments in marketable securities, net of purchases, and $4.4 million of distributions received from our equity investments in other companies.

Our investing activities used cash of $283.1 million during the year ended December 31, 2006. This consisted of $108.7 million for our acquisition of New Edge; $79.0 million for our investment in HELIO; $60.0 million for investments in other companies, including our investment in Covad; $38.9 million for capital expenditures, primarily associated with network and technology center related projects; and $8.9 million for acquiring subscriber bases from other companies. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases and invest in and acquire other companies. Offsetting these investing outlays were proceeds of $12.7 million from sales and maturities of investments in marketable securities, net of purchases.

Financing activities

Our financing activities used cash of $108.9 million and $169.2 million during the years ended December 31, 2004 and 2005, respectively. This consisted primarily of $125.7 million and $192.6 million, respectively, used to repurchase 12.7 million and 20.5 million shares, respectively, of our common stock. Offsetting cash used for repurchases were proceeds from the exercise of stock options and from the sale of common stock pursuant to our employee stock purchase plan of $17.7 million and $23.4 million during the years ended December 31, 2004 and 2005, respectively. Our financing activities provided cash of $152.9 million during the year ended December 31, 2006. This consisted primarily of $251.6 million from the issuance of convertible senior notes in November 2006, net of issuance costs. Approximately $15.1 million of the proceeds from the issuance of convertible senior notes were used for hedging transactions to reduce the potential dilution upon conversion. The remaining proceeds will be used for general corporate purposes. We also received $4.0 million in proceeds from the exercise of stock options. Offsetting this cash provided was $85.6 million used to repurchase 11.3 million shares of our common stock.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

As of December 31, 2006, we had the following contractual commitments:

	Year Ending December 31,
	2007	2008	2009	2010 – 2014
	(in millions)
Non-cancelable operating leases(1)	$14.9	$11.1	$12.5	$50.5
Non-cancelable network service agreements and purchase commitments(2)	55.6	37.1	5.1	—
Long-term debt(3)	—	—	—	258.8
	$70.5	$48.2	$17.6	$309.3

(1)   These amounts represent base rent payments under non-cancelable operating leases for facilities and equipment that expire in various years through 2014, as well as an allocation for operating expenses. Not included in these amounts is contracted sublease income of $3.6 million, $2.5 million, $1.7 million, $1.2 million and $0.1 million during the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

(2)   These amounts represent non-cancelable network service agreements with third-party providers of Internet access that expire at various dates through 2009 and other purchase commitments.

(3)   During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the “Notes”) in a registered offering, which includes the exercise by the underwriters of their option to purchase an additional $33.8 million to cover over-allotments. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year.

During the year ended December 31, 2006, we entered into a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out our municipal wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of December 31, 2006, no equipment was leased pursuant to the financing agreement.

Share Repurchase Program

The Board of Directors has authorized a total of $550.0 million to repurchase our common stock under our share repurchase program. As of February 28, 2007, we had utilized approximately $454.7 million pursuant to the authorizations and had $95.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. We have not repurchased common stock under this program since October 2006.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of $356.9 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash during the year ending December 31, 2007 for a number of reasons, including building municipal wireless networks and growing our subscriber base for municipal wireless services, IP-based voice services and business services. This will primarily consist of increased operating and sales and marketing expenditures. We also expect to use cash for commitments pursuant to the Contribution and Formation Agreement for our HELIO joint venture, including cash contributions of $13.5 million paid in February 2007 and $6.0 million to be paid in August 2007, as well as for possible additional investments in HELIO.

We have expended and will continue to expend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services, such as IP-based voice services and wireless broadband services. We believe IP-based voice services and wireless broadband services represent significant growth opportunities and may require significant cash outlays. These uses of cash will be in the form of initial product development and infrastructure costs, followed by sales and marketing costs to add customers that will generate recurring revenues. Capital expenditures are expected to increase in 2007 as we invest in our growth initiatives. These initiatives may result in significant capital expenditures to develop, implement and build wireless broadband networks in various municipalities. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures in 2007 as well as in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time, including, without limitation, the timing and extent of municipal wireless network build-outs and additional awards to build out networks. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to continue to use cash to acquire and retain new and existing subscribers for our core access services.

HELIO is our joint venture with SK Telecom, that markets wireless voice and data services in the U.S. Pursuant to the Contribution and Formation Agreement, we invested $82.0 million of cash in 2005, invested $78.5 million of cash in 2006, invested $13.5 million in February 2007 and are committed to invest additional cash of $6.0 million in HELIO in August 2007. HELIO will require additional funding in the future and we expect we may invest additional cash in HELIO. We expect the future commitments to invest in HELIO to adversely affect our cash position.

Our cash requirements depend on numerous factors, including the rate of market acceptance of our and HELIO’s services, our ability to successfully develop new revenue sources, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our sales and marketing programs.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our core access operations. As of December 31, 2006, we had $158.4 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $214.9 million and $21.5 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 in a registered offering, which includes the exercise by the underwriters of their option to purchase an additional $33.8 million to cover over-allotments. We received net proceeds of $251.6 million after transaction fees of $7.2 million. We used $15.1 million of the proceeds for hedge transactions and warrant transactions to reduce the potential dilution upon conversion of the convertible senior notes. The remaining proceeds will be used for general corporate purposes, including expenditures related to our growth initiatives.

During the year ended December 31, 2006, we entered into a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out our municipal wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of December 31, 2006, no equipment was leased pursuant to the financing agreement.

Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, as a result of our growth initiatives and other investment activities, we may seek additional financing in the future. Except for our financing lease agreement discussed above, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce our planned capital expenditures, suspend or reduce our investment activities and/or reduce any of our planned growth initiatives, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops its business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the years ended December 31, 2005 and 2006, fees received for services provided to HELIO were $3.0 million and $2.3 million, respectively.

We market HELIO’s products and services, and during the years ended December 31, 2005 and 2006, we generated revenues of $0.3 million and $0.9 million, respectively, associated with marketing HELIO’s services.

We purchase wireless Internet access devices and services from HELIO. During the years ended December 31, 2005 and 2006, fees paid for products and services received from HELIO were $0.9 million and $0.9 million, respectively.

As of December 31, 2005 and 2006, we had accounts receivable from HELIO of approximately $0.3 million and $0.8 million.

Sprint

Through its ownership interest in us, Sprint was considered a related party during the year ended December 31, 2004. Due to sales of shares of our common stock during the year ended December 31, 2005, Sprint is no longer considered a related party. We have a marketing relationship with Embarq, a spin-off of Sprint’s local communications business. Our marketing relationship with Embarq generated approximately 10% of our total gross organic subscriber additions during the year ended December 31, 2004. In connection with our marketing relationship with Embarq, we provide wholesale broadband, narrowband and other services to Embarq. We received approximately $27.6 million during the year ended December 31, 2004 for these services. The prices for services provided by us to Embarq were negotiated at arms-length.

Sprint is one of our principal telecommunications service providers. We paid Sprint approximately $57.6 million during the year ended December 31, 2004 associated with network and voice services agreements. The prices paid for services purchased from Sprint were negotiated at arms-length.

Officers and Directors

Our investments in other companies include an investment in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a member of our Board of Directors and a member of HELIO’s Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies. Sky Dayton is a founder and director of eCompanies. During the years ended December 31, 2005 and 2006, we received $4.4 million and $0.4 million in cash distributions from EVG.

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

Revenue recognition

Gross versus net revenue recognition.   We maintain relationships with certain telecommunications partners in which we provide services to customers using the “last mile” element of the telecommunications providers’ networks. The term “last mile” generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the telecommunications partner as revenue. Generally, when we are the primary obligor in the transaction with the subscriber, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue at the amount billed the subscriber. If we are not the primary obligor and/or the telecommunications partner has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes specified in EITF Issue No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income.

Sales incentives.   We have marketing arrangements with a number of leading hardware and software manufacturers to include our Internet access software pre-installed on or included with their products. We also market our products and services through retailers. We pay fees to retailers, manufacturers or other marketing partners for marketing our products and services. Depending on the nature of the arrangement, the marketing partners may purchase our products and services in addition to providing marketing services. For these types of arrangements, management uses the guidance provided in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s products or services and should be classified as a reduction of revenue. If the retailer or manufacturer does not purchase our products or services, we classify the fees as a sales and marketing expense when incurred because the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-9 does not apply. If the retailer or manufacturer purchases and then resells our products or services, we account for the fees as a reduction in revenue because the consideration is presumed to be a reduction of the selling price of our products or services; however, if we receive an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, we classify the fees as operating expenses. Management applies judgment in determining whether a retailer or manufacturer is reselling our products and services or solely providing marketing services. Any change in this determination would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not generally affect net income.

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

Deferred tax asset valuation allowance

We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Based on management’s assessment, a valuation allowance has been established for all of our deferred tax assets as of December 31, 2006, primarily net operating loss carryforwards, due to uncertainty regarding their realization. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders’ equity, reducing goodwill and/or increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Recoverability of noncurrent assets

Our indefinite lived intangible assets consist primarily of goodwill. As of December 31, 2006, the carrying value of goodwill was $202.3 million. We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested for impairment at least annually. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite lived intangible assets might be permanently impaired. Impairment testing of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting unit are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Based on our test during the fourth quarter of 2006, we concluded that there was no impairment of our goodwill and other indefinite lived intangible assets. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger an impairment. Additionally, if management determines that events or circumstances have occurred which could result in an other than temporary impairment of goodwill, we may be required to record a significant impairment adjustment, which would reduce earnings.

For noncurrent assets such as property and equipment, purchased intangible assets and investments in other companies, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management’s best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets of $215.7 million could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

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

The assessment as to whether the investee is a VIE, whether we are the primary beneficiary, and whether we can exert significant influence over or control the operating and financial policies of the investee requires estimates and judgments. Management has determined that we are not required to consolidate any of our investments. In addition, management determined that except with respect to our investment in HELIO, we cannot significantly influence the operating and financial policies of any our investees. Consequently, investments in other companies, other than our investment in HELIO, are included in other long-term assets and are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. We have investments in companies accounted for under the cost method whose stock has a readily determinable market value. When our investments have a readily determinable market value based on quoted prices on a national exchange, we adjust the carrying value of the investment to market value through “unrealized gains (losses) on investments” which is included as a component of stockholders’ equity.

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

Stock-based compensation

Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under APB No. 25 and accordingly, recognized stock-based compensation expense related to restricted stock units and modifications of stock options and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility and on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. EITF Issue No. 06-2 is effective for the Company for all financial statements after December 31, 2006. We are currently assessing the impact of the adoption of EITF Issue No. 06-2 on our financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on January 1, 2007 and we do not believe its adoption will result in a material cumulative-effect adjustment.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our financial statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain a portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2005 and 2006, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2005 and 2006. This table does not include money market funds because those funds are not subject to interest rate risk.

	As of December 31, 2005		As of December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$66,068	$66,068	$46,289	$46,289
Weighted average interest rate	4.3%		5.3%
Weighted average maturity (mos.)	1.2		1.0
Included in marketable securities-short-term	$208,265	$207,845	$215,181	$214,947
Weighted average interest rate	4.0%		5.2%
Weighted average maturity (mos.)*	3.9		2.7
Included in marketable securities-long-term	$41,130	$40,980	$21,497	$21,460
Weighted average interest rate	4.2%		5.2%
Weighted average maturity (mos.)	22.1		19.3

*       The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% interest per year thereafter. As of December 31, 2006, the carrying value of our convertible senior notes was $258.8 million and the fair value was approximately $277.3 million, which was based on the quoted market price.

Equity Risk

We are exposed to equity price risk as it relates to changes in the market value of our equity investments and call options. We invest in equity instruments of public and private companies for operational and strategic purposes. In connection with the issuance of our convertible senior notes, we purchased call options to cover approximately 28.4 million shares of our common stock, subject to adjustment in certain circumstances, which is the number of shares underlying the notes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. We typically do not attempt to reduce or eliminate our market exposure in these equity instruments.

The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2005 and 2006:

	As of December 31, 2005		As of December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$417	$417	$48,325	$48,325
Not practicable to estimate fair value	1,000	—	11,000	—
Call options	—	—	47,162	58,361

Item 8.                        Financial Statements And Supplementary Data.

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EarthLink, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EarthLink, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 of EarthLink, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 28, 2007

EARTHLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$173,294	$158,369
Investments in marketable securities	207,845	214,947
Accounts receivable, net of allowance of $8,054 and $8,062 as of December 31, 2005 and 2006, respectively	36,033	51,054
Prepaid expenses	14,225	14,831
Other current assets	13,121	17,549
Total current assets	444,518	456,750
Long-term investments in marketable securities	40,980	21,460
Property and equipment, net	73,177	96,620
Investment in equity affiliate	67,143	61,743
Investments in other companies	1,417	59,325
Purchased intangible assets, net	16,278	59,798
Goodwill	101,125	202,277
Other long-term assets	4,511	10,066
Total assets	$749,149	$968,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,578	$41,298
Accrued payroll and related expenses	37,741	41,079
Other accounts payable and accrued liabilities	84,139	94,882
Deferred revenue	58,359	53,511
Total current liabilities	211,817	230,770
Long-term debt	—	258,750
Other long-term liabilities	15,468	19,855
Total liabilities	227,285	509,375
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2005 and 2006	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 181,962 and 184,545 shares issued as of December 31, 2005 and 2006, respectively, and 131,390 and 122,634 shares outstanding as of December 31, 2005 and 2006, respectively	1,820	1,845
Additional paid-in capital	1,997,906	2,016,578
Warrants to purchase common stock	259	259
Accumulated deficit	(1,049,982)	(1,044,995)
Treasury stock, at cost, 50,572 and 61,911 shares, respectively, as of December 31, 2005 and 2006	(422,619)	(508,232)
Unrealized losses on investments	(653)	(6,791)
Deferred compensation	(4,867)	—
Total stockholders’ equity	521,864	458,664
Total liabilities and stockholders’ equity	$749,149	$968,039

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Revenues	$1,382,202	$1,290,072	$1,301,267
Operating costs and expenses:
Telecommunications service and equipment costs	431,162	366,654	424,425
Sales incentives	10,040	8,973	10,916
Total cost of revenues	441,202	375,627	435,341
Sales and marketing	417,250	389,522	389,079
Operations and customer support	255,192	233,907	260,941
General and administrative	105,043	112,173	128,479
Amortization of intangible assets	24,363	12,267	11,902
Facility exit and restructuring costs	28,394	2,080	(117)
Total operating costs and expenses	1,271,444	1,125,576	1,225,625
Income from operations	110,758	164,496	75,642
Net losses of equity affiliate	—	(15,608)	(84,782)
Gain (loss) on investments in other companies, net	(1,420)	2,877	377
Interest income and other, net	6,131	13,491	14,636
Income before income taxes	115,469	165,256	5,873
Provision for income taxes	4,460	22,476	886
Net income	$111,009	$142,780	$4,987
Basic net income per share	$0.72	$1.04	$0.04
Diluted net income per share	$0.70	$1.02	$0.04
Basic weighted average common shares outstanding	154,233	137,080	128,790
Diluted weighted average common shares outstanding	157,815	139,950	130,583

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

							Unrealized		Total	Total
		Additional		Accumu-			Gains (Losses)	Deferred	Stock-	Compre-
Common Stock		Paid-in		lated	Treasury Stock		on Invest-	Compen-	holders’	hensive
Shares	Amount	Capital	Warrants	Deficit	Shares	Amount	ments	sation	Equity	Income (Loss)
(in thousands)
Balance as of December 31, 2003	176,410	$1,764	$1,949,105	$1,223	$(1,303,771)	(17,368)	$(104,344)	$(117)	$(197)	$543,663
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	2,132	22	15,845	—	—	—	—	—	—	15,867
Issuance of common stock pursuant to employee stock purchase plan	223	2	1,694	—	—	—	—	—	—	1,696
Issuance of restricted stock units and phantom share units	—	—	4,564	—	—	—	—	—	(4,431)	133
Amortization of deferred compensation	—	—	—	—	—	—	—	—	633	633
Repurchase of common stock	—	—	—	—	—	(12,677)	(125,712)	—	—	(125,712)
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	318	—	318	$318
Net income	—	—	—	—	111,009	—	—	—	—	111,009	111,009
Total comprehensive income											$111,327
Balance as of December 31, 2004	178,765	1,788	1,971,208	1,223	(1,192,762)	(30,045)	(230,056)	201	(3,995)	547,607
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	3,150	32	22,876	—	—	—	—	—	—	22,908
Issuance of common stock pursuant to employee stock purchase plan	47	—	444	—	—	—	—	—	—	444
Issuance of restricted stock units and phantom share units	—	—	2,048	—	—	—	—	—	(2,001)	47
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,129	1,129
Stock-based compensation expense	—	—	366	—	—	—	—	—	—	366
Repurchase of common stock	—	—	—	—	—	(20,527)	(192,563)	—	—	(192,563)
Expiration of warrants	—	—	964	(964)	—	—	—	—	—	—
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	(854)	—	(854)	$(854)
Net income	—	—	—	—	142,780	—	—	—	—	142,780	142,780
Total comprehensive income											$141,926
Balance as of December 31, 2005	181,962	1,820	1,997,906	259	(1,049,982)	(50,572)	(422,619)	(653)	(4,867)	521,864
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	844	8	4,023	—	—	—	—	—	—	4,031
Issuance of common stock for acquisition of New Edge	1,739	17	20,177	—	—	—	—	—	—	20,194
Issuance of phantom share units	—	—	43	—	—	—	—	—	—	43
Reclass of deferred compensation	—	—	(4,867)	—	—	—	—	—	4,867	—
Stock-based compensation expense	—	—	14,242	—	—	—	—	—	—	14,242
Tax provision from stock options	—	—	117	—	—	—	—	—	—	117
Purchase of call options	—	—	(47,162)	—	—	—	—	—	—	(47,162)
Issuance of warrants	—	—	32,099	—	—	—	—	—	—	32,099
Repurchase of common stock	—	—	—	—	—	(11,339)	(85,613)	—	—	(85,613)
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	(6,138)	—	(6,138)	$(6,138)
Net income	—	—	—	—	4,987	—	—	—	—	4,987	4,987
Total comprehensive loss											$(1,151)
Balance as of December 31, 2006	184,545	$1,845	$2,016,578	$259	$(1,044,995)	(61,911)	$(508,232)	$(6,791)	$—	$458,664

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income	$111,009	$142,780	$4,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,219	47,138	46,287
Bad debt expense	26,253	22,622	23,033
Loss (gain) on disposals and impairments of fixed assets	10,103	(73)	1,351
Loss (gain) on investments in other companies, net	1,420	(2,877)	(377)
Net losses of equity affiliate	—	15,608	84,782
Stock-based compensation	633	1,542	14,285
Deferred income taxes	1,969	17,139	588
Other adjustments	—	(255)	(375)
Increase in accounts receivable	(21,401)	(28,876)	(26,131)
Decrease (increase) in prepaid expenses and other assets	74	4,630	(3,968)
Decrease in accounts payable and accrued and other liabilities	(11,746)	(22,306)	(24,060)
Decrease in deferred revenue	(9,381)	(8,368)	(5,153)
Net cash provided by operating activities	188,152	188,704	115,249
Cash flows from investing activities:
Purchases of property and equipment	(29,890)	(33,879)	(38,852)
Purchases of subscriber bases	(2,419)	(6,690)	(8,879)
Proceeds from sales of fixed assets	733	124	8
Investments in marketable securities
Purchases	(540,881)	(411,006)	(179,165)
Sales and maturities	507,222	474,512	191,882
Investments in and net advances to equity affiliate	—	(82,301)	(79,020)
Purchase of business, net of cash acquired	—	(9,352)	(108,663)
Investments in other companies	(3,835)	—	(60,000)
Distributions received from investments in other companies	—	4,440	377
Other	—	(929)	(752)
Net cash used in investing activities	(69,070)	(65,081)	(283,064)
Cash flows from financing activities:
Principal payments under capital lease obligations	(896)	(28)	(31)
Repayment of note payable	—	—	(2,000)
Proceeds from issuance of convertible senior notes, net	—	—	251,568
Purchase of call options	—	—	(47,162)
Proceeds from issuance of warrants	—	—	32,099
Proceeds from exercises of stock options and other	17,696	23,352	4,029
Repurchases of common stock	(125,712)	(192,563)	(85,613)
Net cash (used in) provided by financing activities	(108,912)	(169,239)	152,890
Net increase (decrease) in cash and cash equivalents	10,170	(45,616)	(14,925)
Cash and cash equivalents, beginning of year	208,740	218,910	173,294
Cash and cash equivalents, end of year	$218,910	$173,294	$158,369

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is a total communications provider, providing integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies. EarthLink’s core service offerings are dial-up and wireline broadband Internet access services and value-added services. EarthLink’s growth initiatives include IP-based voice services, municipal wireless broadband services and services for business customers.

2.   Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of EarthLink and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statement and accompanying footnotes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; fair values of investments; stock-based compensation; contingent liabilities and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Revenues

General.   EarthLink recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as EarthLink’s service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Revenues are recorded as earned. Deferred revenue is recorded when payments are received in advance of EarthLink performing its service obligations and recognized ratably over the service period.

Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Broadband access revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite, wireless and dedicated circuit services; fees charged for high-speed data networks to businesses and communications carriers; fees charged for IP-based voice services; installation fees; fees for equipment; early termination fees; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to companies and individuals wishing to present a web or e-commerce presence. Advertising and other value-added services revenues consist of revenues earned from promotional arrangements with advertisers,

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retailers, service providers and content providers. Advertising and other value-added services revenues also include revenues from certain ancillary services sold as add-on features to the Company’s Internet services, such as email storage and security products.

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

Cost of Revenues

Cost of revenues include telecommunications service and equipment costs and sales incentives. Telecommunications service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company’s Internet access services; fees paid to content providers for information provided on the Company’s online properties, including the Company’s Personal Start PageTM; the costs of equipment sold to customers for use with the Company’s services; activation and deactivation fees paid to the Company’s network providers for the provisioning and disconnection of services; depreciation of network equipment; and surcharges due to regulatory agencies.

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

The Company also pays fees to retailers, manufacturers or other marketing partners for marketing EarthLink’s products and services. Depending on the nature of the arrangement, the marketing partners may purchase EarthLink’s products and services in addition to providing marketing services. If the retailer or manufacturer does not purchase EarthLink’s products or services, the Company classifies the fees as sales and marketing expenses when incurred. In this scenario, the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-09 does not apply. If the retailer or manufacturer purchases and

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

then resells EarthLink’s products or services, the Company accounts for the fees as a reduction in revenue in accordance with EITF Issue No. 01-09 because the consideration is presumed to be a reduction of the selling price of EarthLink’s products or services; however, if the Company receives an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, the Company classifies the fees as operating expenses.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain subscribers. The Company’s marketing strategies include national branding campaigns comprised of television, radio, Internet, print and outdoor advertising. Marketing and advertising costs to promote the Company’s products and services are expensed in the period incurred. The Company also uses direct mail advertising, and the Company incurs production, printing, mailing and postage related to its direct mail advertising activities. Media and direct mail production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising expenses were $224.4 million, $245.7 million and $242.0 million during the years ended December 31, 2004, 2005 and 2006, respectively. Prepaid advertising expenses were $2.0 million and $3.6 million as of December 31, 2005 and 2006, respectively.

During the years ended December 31, 2004, 2005 and 2006, EarthLink incurred various shipping charges in connection with providing welcome kits to new customers and shipping equipment. The Company classifies shipping and handling charges associated with welcome kits as sales and marketing expenses, which were $1.8 million, $1.2 million and $1.0 million during the years ended December 31, 2004, 2005 and 2006, respectively, because the Company does not invoice the customer for the welcome kits or the associated shipping. All other shipping and handling costs are included in cost of revenues.

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization. EarthLink considers many factors when assessing the likelihood of future realization including the Company’s recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

Net Income per Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units and contingently issuable shares (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units and contingently issuable shares are reflected on an if-converted basis. EarthLink’s convertible debt instruments were excluded from the calculation of diluted earnings per share as their effect was antidilutive. In applying the treasury stock method for stock-based compensation arrangements during the year ended December 31, 2006, the assumed proceeds were computed as the sum of the amount the employee must pay upon exercise and the amounts of compensation cost attributed to future services and not yet recognized.

The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Net income (A)	$111,009	$142,780	$4,987
Basic weighted average common shares outstanding (B)	154,233	137,080	128,790
Dilutive effect of Common Stock Equivalents	3,582	2,870	1,793
Diluted weighted average common shares outstanding (C)	157,815	139,950	130,583
Basic net income per share (A/B)	$0.72	$1.04	$0.04
Diluted net income per share (A/C)	$0.70	$1.02	$0.04

During the years ended December 31, 2004, 2005 and 2006, approximately 8.7 million, 9.9 million and 21.2 million, respectively, options and warrants were excluded from the calculation of diluted EPS because the exercise prices exceeded the Company’s average stock price during the respective years. These options and warrants could be dilutive in future periods. In addition, approximately 28.4 million shares underlie the Company’s convertible debt instruments, which could be dilutive in future periods.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

As of December 31, 2006, EarthLink had various stock-based compensation plans, which are more fully described in Note 11, “Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Generally, no stock-based employee compensation cost related to stock options was reflected in net income (loss) prior to January 1, 2006, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modified stock options subsequent to the grant date, the Company recorded compensation expense based on the modification, as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net income as services were rendered.

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

In March 2005, the SEC published SAB No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation expense during the year ended December 31, 2006 within the same operating expense line items as cash compensation paid to employees.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies were permitted to take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company elected to use the alternative method provided in FSP No. FAS 123(R)-3.

The cumulative effect of adoption of SFAS No. 123(R) using the modified prospective transition method, which resulted from estimating forfeitures on nonvested shares of restricted stock rather than

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for forfeitures as they occurred, was not material. Prior to the adoption of SFAS No. 123(R), deferred compensation relating to restricted stock units was presented as a separate component of stockholders’ equity. Upon adoption of SFAS No. 123(R) on January 1, 2006, the deferred compensation balance of $4.9 million was reclassified to additional paid-in capital.

Stock-based compensation expense under SFAS No. 123(R) was $14.2 million during the year ended December 31, 2006, of which $12.2 million related to stock options and $2.0 million related to restricted stock units. Stock-based compensation expense during the year ended December 31, 2005 was $1.5 million, of which $1.1 million related to restricted stock units and $0.4 million was stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to HELIO. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the year ended December 31, 2006 were $12.3 million lower than if it had continued to account for share-based compensation using the intrinsic method of accounting under APB Opinion No. 25. Basic and diluted net income per share for the year ended December 31, 2006 were $0.10 per share and $0.09 per share lower, respectively, than if the Company had continued to account for share-based compensation using the intrinsic method of accounting under APB Opinion No. 25. The incremental impact of SFAS No. 123(R) during the year ended December 31, 2006 represents stock-based compensation expense related to stock options and the impact of estimating forfeitures related to nonvested shares of restricted stock.

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the years ended December 31, 2004 and 2005 would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2005
	(in thousands, except per share data)
Net income, as reported	$111,009	$142,780
Add: Stock-based compensation expense associated with stock options included in reported net income	—	366
Deduct: Stock-based compensation expense determined using a fair value based method for all stock options	(23,311)	(15,900)
Pro forma net income	$87,698	$127,246
Basic net income per share:
As reported	$0.72	$1.04
Pro forma	$0.57	$0.93
Diluted net income per share:
As reported	$0.70	$1.02
Pro forma	$0.57	$0.92

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds and commercial paper.

Investments in Marketable Securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than 90 days are classified as investments in marketable securities. Investments in marketable securities with maturities less than one year from the balance sheet date are considered short-term investments. Short-term investments also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management’s view. Investments in marketable securities with maturities greater than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, are considered long-term investments. The Company has invested in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). Realized gains and losses are included in interest income and other, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

The Company periodically evaluates whether declines in fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.

Allowance for Doubtful Accounts

EarthLink maintains an allowance for doubtful accounts for estimated losses resulting from the inability of EarthLink’s customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs, the credit quality of its customers, the general economic environment and other factors that may affect customers’ ability to pay. If the financial condition of EarthLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company’s allowance for doubtful accounts was $8.1 million as of December 31, 2005 and 2006. The Company recorded bad debt expense of $26.3 million, $22.6 million and $23.0 million during the years

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2004, 2005 and 2006, respectively. The Company’s write-offs of uncollectible accounts were $24.3 million, $22.4 million and $25.2 million during the years ended December 31, 2004, 2005 and 2006, respectively. The Company acquired a $2.2 million allowance for doubtful accounts in its acquisition of New Edge Holding Company (“New Edge”).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers, telecommunications equipment and furniture and other office equipment and 15 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest income and other, net, or as facility exit and restructuring costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

Investments in Other Companies

Minority investments in other companies are classified as investments in other companies in the Consolidated Balance Sheets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the Consolidated Statement of Operations.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. During the years ended December 31, 2004 and 2005, the Company recognized losses due to other-than-temporary declines of the value of investments of $1.4 million and $0.9 million, respectively. These losses are included in gain (loss) on investments in other companies, net, in the Consolidated Statements of Operations. During the year ended December 31, 2006, the Company did not recognize any losses due to other-than-temporary declines of the value of investments.

Variable Interest Entities

The Company applies the guidance prescribed in FIN No. 46, “Consolidation of Variable Interest Entities,” to determine if the Company must consolidate the results of companies in which the Company has invested. Variable interest entities (“VIEs”) are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resources for the entity to support its activities. Consolidation is required if it is determined that the Company absorbs a majority of the expected losses and/or receives a majority of the expected returns. In determining if an investee is a VIE and whether EarthLink must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether EarthLink is the primary beneficiary. Management generally performs this assessment at the date EarthLink becomes involved with the entity and upon changes in the capital structure or related governing documents of the entity. Management has concluded that the Company does not have any arrangements with entities that would require consolidation pursuant to FIN No. 46.

Investment in Equity Affiliate

The Company has a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. EarthLink and SK Telecom each have an equal voting and economic ownership interest in HELIO. EarthLink and SK Telecom, as partners, invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO in March 2005, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate $157.0 million in 2006 and have committed to invest additional cash of $39.0 million in 2007, including $27.0 million that was invested in February 2007.

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

Goodwill and Purchased Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. When management determines material intangible assets are acquired in conjunction with the purchase of a company, EarthLink engages an independent third party to determine the allocation of the purchase price to the intangible assets acquired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated useful lives.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and certain intangible assets deemed to have indefinite lives. SFAS No. 142 requires the Company to test its goodwill for impairment at least annually. The Company performs an impairment test of its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that goodwill might be permanently impaired. Impairment testing of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair values of the reporting unit are estimated using discounted expected future cash flows. If the

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. The Company conducted its annual impairment test as of October 1, 2006 and determined that the estimated fair value exceeded the carrying value. There have not been any events or circumstances from the date of the Company’s assessment through December 31, 2006 that would cause the Company to retest its goodwill.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased intangible assets. The Company evaluates the recoverability of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, EarthLink recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) includes unrealized gains and losses which are excluded from the

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the years ended December 31, 2004, 2005 and 2006, these amounts included changes in unrealized gains and losses on certain investments classified as available-for-sale. The amounts are presented net of tax-related effects, which management estimated to be approximately zero.

Certain Risks and Concentrations

Credit Risk.   By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities, trade receivables and investments in other companies. The Company’s cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. As of December 31, 2005 and 2006, two companies each accounted for more than 10% of gross accounts receivable. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

Regulatory Risk.   EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to “Regulatory Environment” in the Business section of this Annual Report on 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company’s contracts with broadband access providers.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short- and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ equity. The Company’s equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments. The Company’s long-term debt is carried at cost, and the estimated fair value of the Company’s long-term debt is based on the quoted market price.

Segments

The Company operates in one principal business segment, IP-based access and communications services. Substantially all of the Company’s operating results and identifiable assets are in the U.S.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. EITF Issue No. 06-2 is effective for the Company for all financial statements after December 31, 2006. The Company is currently assessing the impact of the adoption of EITF Issue No. 06-2 on its financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of FIN No. 48 will have, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

3.                 Acquisitions and Asset Purchases

Aluria Software LLC

In September 2005, the Company acquired the assets of Aluria Software LLC (“Aluria”), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers, for $13.4 million, which consisted of $9.3 million in cash and notes payable of $4.1 million. The Company repaid $2.0 million of the notes payable during the year ended December 31, 2006. The acquisition of Aluria enabled EarthLink to enhance and improve its suite of protection applications.

The acquisition was accounted for pursuant to SFAS No. 141, “Business Combinations.” The Company assumed net liabilities of approximately $0.1 million and allocated $3.1 million to identifiable

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

definite lived intangible assets, primarily acquired software and technology, resulting in $10.4 million of goodwill. The amounts of identifiable intangible assets acquired were based on a third-party appraisal. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired software and technology is being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to six years, from the date of the acquisition. The pro forma effect of the transaction was not material.

New Edge

In April 2006, EarthLink acquired New Edge, a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. Through this acquisition, EarthLink expanded its business in the small and medium-sized business market. New Edge is a wholly-owned subsidiary of EarthLink and continues to operate under its current name. The results of operations of New Edge are included in the consolidated financial statements from the date of the acquisition.

The acquisition was accounted for pursuant to SFAS No. 141. The total purchase price of $144.8 million consisted of $108.7 million net cash paid, including direct transaction costs of $3.7 million; $20.2 million in EarthLink, Inc. common stock, representing approximately 1.7 million shares; and estimated net liabilities assumed of $15.9 million. In addition, approximately 0.9 million shares of EarthLink, Inc. common stock are being held in escrow and will be used to cover liabilities that may arise under EarthLink’s indemnification rights under the merger agreement. The fair value of EarthLink, Inc. common stock was determined based on the average market price per share the three days before and the three days after the announcement of the execution of the merger agreement.

EarthLink allocated $37.0 million of the total purchase price to identifiable definite lived intangible assets, consisting of acquired customer relationships and software, and $7.8 million of the total purchase price to identifiable indefinite lived intangible assets, consisting of trade names. The fair values of identifiable intangible assets acquired were based on a third-party appraisal. The purchase price allocation resulted in $100.0 million of goodwill. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired customer relationships and software are being amortized on a straight-line basis from the date of the acquisition over the estimated useful lives of the assets, which range from three to nine years. The weighted average amortizable life of the acquired intangible assets is 5.9 years. The acquired trade names were deemed to have indefinite useful lives. The amounts of liabilities assumed and identifiable assets acquired are subject to adjustment for up to one year from the date of acquisition. Any change will change the amount of purchase price allocable to goodwill. The pro forma effect of the transaction was not material.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.   Investments

Investments in Marketable Securities

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities based on quoted market prices as of December 31, 2005 and 2006:

	As of December 31, 2005				As of December 31, 2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value	Cost	Losses	Gains	Value
	(in thousands)
Short-term
Government agency notes	$ 101,226	$ (376)	$ —	$ 100,850	$ 46,666	$ (154)	$ —	$ 46,512
Asset-backed (including auction rate) securities	85,107	—	—	85,107	85,050	—	—	85,050
Corporate notes	12,445	(24)	3	12,424	8,498	(6)	3	8,495
Commercial paper	9,487	(23)	—	9,464	74,967	(77)	—	74,890
	$ 208,265	$ (423)	$ 3	$ 207,845	$ 215,181	$ (237)	$ 3	$ 214,947
Long-term
Government agency notes	$ 20,110	$ (133)	$ —	$ 19,977	$ 20,997	$ (39)	$ 1	$ 20,959
Asset-backed securities	4,951	(13)	—	4,938	—	—	—	—
Corporate notes	16,069	(15)	11	16,065	500	—	1	501
	$ 41,130	$ (161)	$ 11	$ 40,980	$ 21,497	$ (39)	$ 2	$ 21,460
Total
Government agency notes	$ 121,336	$ (509)	$ —	$ 120,827	$ 67,663	$ (193)	$ 1	$ 67,471
Asset-backed (including auction rate) securities	90,058	(13)	—	90,045	85,050	—	—	85,050
Corporate notes	28,514	(39)	14	28,489	8,998	(6)	4	8,996
Commercial paper	9,487	(23)	—	9,464	74,967	(77)	—	74,890
	$ 249,395	$ (584)	$ 14	$ 248,825	$ 236,678	$ (276)	$ 5	$ 236,407

The unrealized losses on the Company’s investments in marketable securities were caused primarily by changes in interest rates. The Company’s investment portfolio consists of government and high-quality corporate securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement. The Company has not experienced any significant realized gains or losses on its investments in marketable securities during the years presented.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of the Company’s investments in marketable securities designated as available-for-sale classified by the maturity of the security:

	As of December 31,
	2005	2006
	(in thousands)
Due within one year	$ 207,845	$ 214,947
Due after one year through two years	32,934	19,466
Due after two years through five years	8,046	1,994
	$ 248,825	$ 236,407

Investments in Other Companies

As of December 31, 2005 and 2006, minority investments in other companies were $1.4 million and $59.3 million, respectively, and are classified as investments in other companies in the Consolidated Balance Sheets. Minority investments in other companies as of December 31, 2005 and 2006 included $1.0 million and $11.0 million, respectively, of investments carried at cost, and $0.4 million and $48.3 million, respectively, of investments recorded at fair value. As of December 31, 2005, gross unrealized losses were $0.1 million and there were no gross unrealized gains. As of December 31, 2006, gross unrealized losses were $6.5 million and there were no gross unrealized gains.

In March 2006, the Company invested $50.0 million in Covad Communications Group, LLC (“Covad”), which consisted of 6.1 million shares of Covad common stock for an aggregate purchase price of $10.0 million and $40.0 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the “Covad Notes”). The Company cannot exert significant influence over Covad’s operating and financial policies and, as such, accounts for its investment in Covad under the cost method of accounting and classifies the investment as available-for-sale. The Company deferred $0.8 million of direct loan origination costs that are being recognized as a reduction in the effective yield over the term of the Covad Notes.

In April 2006, the Company invested $10.0 million in Current Communications Group, LLC (“Current”), a privately-held broadband-over-powerline provider. The Company accounts for its investment in Current under the cost method of accounting because the Company cannot exert significant influence over Current’s operating and financial policies.

During the year ended December 31, 2005, the Company received $4.4 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies. In applying the cost method, EarthLink recorded $0.6 million as a return of EarthLink’s investment based on the carrying value of the investment, and the gain of $3.8 million was included in gain (loss) on investments in other companies, net, in the Consolidated Statement of Operations for the year ended December 31, 2005. During the year ended December 31, 2006, the Company recorded a $0.4 million gain on investments in other companies resulting from an additional EVG dividend.

Investment in Equity Affiliate

In March 2005, the Company completed the formation of a joint venture with SK Telecom, HELIO, to market and sell wireless voice and data services in the U.S. EarthLink and SK Telecom each have an equal voting and economic ownership interest in HELIO. Upon formation, the Company invested

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market HELIO’s services. The non-cash assets contributed were recorded by the Company as an additional investment of $0.5 million based on the Company’s carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed. In addition, the Company paid HELIO to assume $0.9 million of net liabilities associated with wireless customers and related operations. The Company recorded no gain or loss in March 2005 associated with the contribution of non-cash assets, the transfer of net liabilities, or the associated payment to HELIO to assume the net liabilities upon completing the formation of HELIO.

Pursuant to the HELIO Contribution and Formation Agreement, the Company contributed $122.0 million of cash and noncash assets during 2005, $78.5 million during 2006 and is committed to invest an additional $19.5 million of cash in HELIO during 2007, which includes $13.5 million that was contributed in February 2007. During 2006, HELIO received minority investments, which reduced EarthLink’s and SK Telecom’s economic ownership interest in HELIO from 50 percent at formation to approximately 48 percent as of December 31, 2006. However, EarthLink’s and SK Telecom’s voting interest remains the same.

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net loss in its Consolidated Statement of Operations. The Company is amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the Consolidated Statement of Operations. During the years ended December 31, 2005 and 2006, the Company recorded $15.6 million and $84.8 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments.

The following is summarized statement of operations information of HELIO for the years ended December 31, 2005 and 2006:

	Year Ended December 31,
	2005	2006
	(in thousands)
Revenues	$ 16,365	$ 46,580
Operating loss	(45,658)	(201,266)
Net loss	(42,023)	(191,755)

The following is summarized balance sheet information of HELIO as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Current assets	$ 164,377	$ 189,661
Long-term assets	59,570	75,309
Current liabilities	17,912	78,889
Long-term liabilities	2,394	4,853

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   Property and Equipment

Property and equipment is recorded at cost and consisted of the following as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Data center and network equipment	$ 247,677	$ 286,805
Office and other equipment	185,734	193,692
Land and buildings	14,777	15,113
Leasehold improvements	58,332	65,333
Construction in progress	11,266	13,848
	517,786	574,791
Less accumulated depreciation	(444,609)	(478,171)
	$ 73,177	$ 96,620

During the year ended December 31, 2005, the Company wrote-down and retired abandoned and disposed property and equipment that had a cost basis and accumulated depreciation of $6.8 million.

Depreciation expense charged to operations, which includes depreciation expense associated with property under capital leases, was $54.9 million, $34.9 million and $34.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

6.   Goodwill and Purchased Intangible Assets

Goodwill

Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. During the years ended December 31, 2004, 2005 and 2006, the Company’s tests indicated its goodwill was not impaired.

During the year ended December 31, 2005, the carrying amount of goodwill decreased $6.7 million. This consisted of a $17.1 million decrease in goodwill due to the realization of tax benefits associated with net operating loss carryforwards which were acquired in connection with acquisitions, offset by a $10.4 million increase in goodwill resulting from the acquisition of Aluria. During the year ended December 31, 2006, the carrying amount of goodwill increased $101.2 million, which consisted of a $100.0 million increase in goodwill resulting from the acquisition of New Edge and $1.2 million of purchase accounting adjustments.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2006:

	As of December 31, 2005			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Subscriber bases and customer relationships	$337,511	$(327,020)	$10,491	$384,336	$(337,708)	$46,628
Software, technology and other	3,125	(338)	2,787	3,864	(1,551)	2,313
Trade names	3,000	—	3,000	10,857	—	10,857
Total	$343,636	$(327,358)	$16,278	$399,057	$(339,259)	$59,798

Amortization of intangible assets in the Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006 represents the amortization of definite lived intangible assets. The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other ISPs that are not deemed to have indefinite lives. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. As of December 31, 2006, the weighted average amortization periods were 3.3 years for subscriber bases and customer relationships and 4.1 years for software and technology. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $13.8 million, $11.8 million, $9.0 million, $6.4 million, $6.0 million and $1.9 million during the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors. The Company’s indefinite lived intangible assets consist of trade names.

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

7.   Facility Exit and Restructuring Costs

During the year ended December 31, 2003, EarthLink executed a plan to streamline its contact center facilities (the “2003 Plan”). In connection with the 2003 Plan, EarthLink closed contact center facilities in Dallas, Texas; Sacramento, California; Pasadena, California; and Seattle, Washington. The closure of the four contact center facilities resulted in the termination of 1,220 employees and the net reduction of 920 employees, primarily customer support personnel. In connection with the 2003 Plan, EarthLink recorded facility exit costs of $36.6 million, including $10.7 million for employee, personnel and related costs; $18.2 million for real estate and telecommunications costs; and $7.7 million in asset disposals. As of December 31, 2006, the Company had a $1.2 million liability remaining for real estate commitments. All other costs have been paid.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2004, EarthLink executed a plan to restructure and further streamline its contact center operations (the “2004 Plan”). Under the 2004 Plan, EarthLink closed contact center operations in Harrisburg, Pennsylvania; Roseville, California; San Jose, California; and Pasadena, California; and reduced its contact center operations in Atlanta, Georgia. Approximately 1,140 employees were directly impacted, primarily customer support personnel. As a result of the 2004 Plan, EarthLink recorded facility exit costs of $30.2 million, including $10.5 million for employee, personnel and related costs; $11.3 million for real estate and telecommunications costs; and $8.4 million in asset disposals. As of December 31, 2006, the Company had a $2.6 million liability remaining for real estate commitments. All other costs have been paid.

During the year ended December 31, 2005, EarthLink executed plans to further streamline operations by outsourcing certain contact center and credit and collections activities (the “2005 Plans”). Approximately 227 employees were directly impacted. As a result of the 2005 Plans, EarthLink recorded $1.4 million of restructuring costs for severance and personnel-related costs. As of December 31, 2006, all severance and personnel-related costs related to the 2005 Plans were paid and there was no remaining liability.

EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Consolidated Statements of Operations. During the years ended December 31, 2004 and 2006, EarthLink reduced its estimates for facility exit costs by $1.8 million and $0.1 million, respectively, based on events occurring during the periods. During the year ended December 31, 2005, EarthLink increased its estimates for facility exit costs by $0.7 million based on events occurring during the period.

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2006, approximately $2.1 million associated with the 2003 Plan and 2004 Plan was classified as long-term.

8.   Other Accounts Payable and Accrued Liabilities

Other accounts payable and accrued liabilities consisted of the following as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Accrued communications costs	$7,952	$14,052
Accrued advertising	19,026	17,299
Accrued taxes	7,923	11,874
Accrued bounties	9,760	1,442
Accrued professional fees and settlements	3,755	5,475
Liabilities associated with non-cancelable operating leases	3,473	2,704
Accrued outsourced customer support	10,088	8,021
Subscriber base and fixed asset purchases	3,858	6,457
Deposits and due to customers	4,088	5,654
Other	14,216	21,904
	$84,139	$94,882

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.   Long-Term Debt

In November 2006, the Company issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the “Notes”) in a registered offering, which reflects the exercise by the underwriters of their option to purchase an additional $33.8 million of principal to cover over-allotments. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year. The Notes rank as senior unsecured obligations of the Company.

The Notes are payable with cash and, if applicable, convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 109.6491 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $9.12 per share). Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024. The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company had made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2006, the fair value of the Notes was approximately $277.3 million based on the quoted market price.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”). The Company purchased call options to cover approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances, which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances. See Note 10, “Shareholders’ Equity,” for more information on the Call Spread Transactions.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.   Shareholders’ Equity

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

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $550.0 million for the repurchase of EarthLink’s common stock. During the years ended December 31, 2004 and 2005, the Board of Directors also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of December 31, 2006, the Company had $95.3 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The following table summarizes share repurchases during the years ended December 31, 2004, 2005 and 2006 pursuant to the share repurchase program, which have been recorded as treasury stock:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Number of shares repurchased	12,628	20,527	11,339
Aggregate purchase price	$125,286	$192,563	$85,613

Call Spread Transactions

In connection with the issuance of the Notes (see Note 9, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes. The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no longer outstanding due to conversion or otherwise. As of December 31, 2006, the estimated fair value of the call options was $58.4 million.

The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates in March 2012 through July 2012. The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006, the estimated fair value of the warrants was $41.0 million.

The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

11.   Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. Restricted stock units generally vest over terms of three to six years from the date of grant. As of December 31, 2006, the Company had reserved 31.3 million shares of common stock for the issuance of equity-based incentive compensation under its stock incentive plans. As of December 31, 2006, approximately 20.5 million stock options, restricted stock units and phantom share units were outstanding under various stock incentive plans that expire in 2010 and 2016 and approximately 10.8 million shares were available for grant.

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2005 and 2006, approximately 18,000 and 29,000 phantom share units, respectively, were outstanding.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In January 2005, the Company terminated its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees were able to have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings were used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of the closing price on the first trading day of the just completed quarter or the closing price on the last trading day of the just completed quarter. During the years ended December 31, 2004 and 2005, employees purchased approximately 223,000 and 47,000 shares, respectively, pursuant to the ESPP at weighted average per share purchase prices of $7.58 and $9.14, respectively.

Warrants

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. As of December 31, 2006, warrants to purchase a total of 61,000 shares of common stock were outstanding at exercise prices ranging from $4.02 to $5.50. The warrants are currently exercisable and expire at various dates through October 2007.

During the year ended December 31, 2006, the Company sold warrants in connection with the issuance of Notes permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock. See Note 10, “Stockholders’ Equity,” for a description of those warrants.

Options Outstanding

The following table summarizes information concerning stock option activity as of and for year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2005	19,831	$11.90
Granted	3,729	7.94
Exercised	(717)	6.00
Forfeited and expired	(2,373)	12.88
Outstanding as of December 31, 2006	20,470	11.27	6.4	$4,559
Vested and expected to vest as of December 31, 2006	18,691	$11.52	6.1	$4,386
Exercisable as of December 31, 2006	12,200	$13.02	4.8	$2,947

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted during the year ended December 31, 2006 was $3.28 per share. The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on December 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $6.1 million, $10.1 million and $2.4 million, respectively.

The following table summarizes the status of the Company’s stock options as of December 31, 2006:

				Stock Options
Stock Options Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(in thousands)			(in thousands)
$ 1.17 to $ 5.56	1,845	5.7	$5.28	1,267	$5.36
5.81 to 6.72	907	5.6	6.17	808	6.19
6.90 to 7.82	2,716	9.1	7.07	262	7.72
7.99 to 9.24	2,664	7.5	8.93	1,373	8.87
9.25 to 9.93	2,659	6.8	9.58	1,373	9.64
10.06 to 10.06	2,290	3.7	10.06	2,290	10.06
10.36 to 10.51	2,322	8.3	10.37	871	10.37
10.56 to 15.00	2,410	6.8	11.67	1,299	12.22
15.63 to 51.44	2,657	3.0	26.98	2,657	26.98
$ 1.17 to $51.44	20,470	6.4	$11.27	12,200	$13.02

Valuation Assumptions for Stock Options

The fair value of stock options granted during the years ended December 31, 2004, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2005	2006
Dividend yield	0%	0%	0%
Expected volatility	58%	49%	43%
Risk-free interest rate	3.59%	4.03%	4.86%
Expected life	4.3 years	4.7 years	4.3 years

The weighted average grant date fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $4.71, $4.65 and $3.28, respectively.

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the year ended December 31, 2006:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested as of December 31, 2005	658,000	$9.81
Granted	831,000	7.89
Vested	(165,000)	9.29
Forfeited	(144,000)	9.52
Nonvested as of December 31, 2006	1,180,000	8.57

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2004, 2005 and 2006 was $8.90, $9.49 and $7.89, respectively. As of December 31, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the years ended December 31, 2004, 2005 and 2006 was $0.1 million, $0.1 million and $1.2 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

12.   Profit Sharing Plans

The Company sponsors the EarthLink, Inc. 401(k) Plan (“Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company’s matching contributions vest over four years from the participant’s date of hire. The Company contributed $3.0 million, $2.8 million and $2.8 million during the years ended December 31, 2004, 2005 and 2006, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.   Income Taxes

The current and deferred income tax provisions were as follows for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Current
Federal	$1,608	$2,338	$(328)
State	883	2,999	626
Total current	2,491	5,337	298
Deferred
Federal	1,969	17,038	325
State	—	101	263
Total deferred	1,969	17,139	588
Income tax provision	$4,460	$22,476	$886

During the years ended December 31, 2004 and 2005, the Company utilized approximately $94.1 million and $123.8 million, respectively, of federal net operating loss carryforwards (“NOLs”) and $88.6 million and $67.9 million, respectively, of state NOLs to offset taxable income; however, EarthLink owed state income and federal and state alternative minimum tax (“AMT”) aggregating $2.5 million and $5.3 million for the years ended December 31, 2004 and 2005, respectively, and the AMT was payable primarily due to limitations associated with the utilization of NOLs in calculating AMT due. A valuation allowance of $1.8 million and $2.6 million has been provided for the years ended December 31, 2004 and 2005 for AMT amounts due, respectively, that may be used to offset tax due in future years. During the year ended December 31, 2006, the Company created federal NOLs of $34.5 million, and $124.2 million of state NOLs were utilized to offset state taxable income or expired. A valuation allowance of $12.1 million has been provided for the year ended December 31, 2006 for the federal NOLs created, that may be used to offset tax due in future years.

Of the federal NOLs utilized during the years ended December 31, 2004 and 2005, $5.6 million and $49.0 million were acquired in connection with the acquisitions of OneMain.com, Inc., Cidco Incorporated and PeoplePC Inc. in 2000, 2001 and 2002, respectively. Upon realization of these NOLs in 2004 and 2005, the associated reduction in the valuation allowance of $2.0 million and $17.1 million, respectively, was recorded as a reduction to goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes,” resulting in deferred income tax provisions of $2.0 million and $17.1 million, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Federal income tax provision at statutory rate	$40,414	$57,840	$2,056
State income taxes, net of federal benefit	5,254	6,688	923
Nondeductible expenses	361	1,087	5,046
Net change to valuation allowance	—	—	(7,142)
Change in valuation allowance associated with realized deferred tax assets	(45,360)	(62,938)	—
Valuation allowance for realized deferred tax assets acquired in business combinations	1,969	17,139	—
Increase in valuation allowance for AMT due	1,822	2,582	—
Other	—	78	3
	$4,460	$22,476	$886

The Company acquired $49.5 million of deferred tax assets, primarily related to NOLs, in conjunction with the acquisition of New Edge in April 2006. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

Deferred tax assets and liabilities include the following as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$158,371	$184,805
Accrued liabilities and reserves	17,773	16,696
Subscriber base and other intangible assets	97,295	92,756
Other	38,186	62,644
Total deferred tax assets	311,625	356,901
Valuation allowance	(311,625)	(356,901)
Net deferred tax asset	$—	$—
Deferred tax liabilities:
Indefinite lived intangible assets	$—	$(4,586)
Net deferred tax liability	$—	$(4,586)

As of December 31, 2005 and 2006, the Company had NOLs for federal income tax purposes totaling approximately $386.9 million and $513.8 million, respectively, which begin to expire in 2017. As of December 31, 2005 and 2006, the Company had NOLs for state income tax purposes totaling approximately $231.1 million and $118.2 million, respectively, which started to expire in 2005. The Company also had $35.6 million of foreign NOLs as of December 31, 2005. During the year ended December 31, 2006, all foreign entities were dissolved and the foreign deferred tax assets were reduced to zero. Under the Tax Reform Act of 1986, the Company’s ability to use its federal, state and foreign NOLs

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. During the year ended December 31, 2006, the Company reduced deferred tax assets and the valuation allowance by $0.7 million based on an analysis of other deferred tax assets. As a result, the NOL amounts as of December 31, 2006 reflect the restriction on the Company’s ability to use its federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

As of December 31, 2006, the NOLs included $82.5 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the NOLs will be credited directly to equity. As of December 31, 2006, the NOLs included $40.0 million of NOLs acquired in connection with business acquisitions that are currently available and additional NOLs of $118.9 million that could be utilized in future years. Any benefit resulting from the utilization of this portion of the NOLs will be credited to goodwill.

The Company has provided a full valuation allowance for its deferred tax assets, including NOLs, because of uncertainty regarding their realization.

14.   Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring in various years through 2014. The leases generally contain annual escalation provisions as well as renewal options. The total amount of base rent payments, net of allowances and incentives, is being charged to expense using the straight-line method over the terms of the leases. In addition to the base rent payments, EarthLink generally pays a monthly allocation of the buildings’ operating expenses. Total rent expense in the years ended December 31, 2004, 2005 and 2006 for all operating leases, including operating expenses, was $17.8 million, $13.1 million and $14.5 million, respectively.

Minimum lease commitments under non-cancelable leases, including estimated operating expenses, as of December 31, 2006 are as follows:

Operating
Leases
Year Ending December 31,	(in thousands)
2007	$14,854
2008	11,146
2009	12,494
2010	11,632
2011	11,124
Thereafter	27,705
Total minimum lease payments, including estimated operating expenses	88,955
Less aggregate contracted sublease income	(9,130)
$79,825

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, the Company entered into a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out its municipal wireless infrastructure in selected markets. Under the agreement, the Company can lease up to $75.0 million of assets. As of December 31, 2006, no equipment was leased pursuant to the financing agreement.

Significant Agreements

Access to the Internet for customers outside of the Company’s base of owned POPs is provided through capacity leased from a number of third-party providers such as Level 3 Communications, Inc. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink’s customer base. Certain amounts payable as of December 31, 2005 and 2006 under such agreements are included in accrued communications costs in Note 8, “Other Accounts Payable and Accrued Liabilities.” Minimum commitments under non-cancelable network service agreements and other purchase commitments are as follows as of December 31, 2006:

Year Ending December 31,
2007	$55,621
2008	37,106
2009	5,102
Total	$97,829

Cost of revenues from these non-cancelable network service agreements totaled $132.6 million, $54.8 million and $50.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

HELIO

As of December 31, 2006, the Company had committed to contribute a total of $19.5 million of cash to HELIO in 2007 pursuant to the Contribution and Formation Agreement, including $13.5 million that was contributed in February 2007 and $6.0 million to be contributed in August 2007.

15.   Financial Instruments

Fair Values of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2005 and 2006 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short- and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices. The Company’s equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments, because it is impracticable to estimate fair value. The estimated fair value of the Company’s long-term debt is based on quoted market prices. The estimated fair value of the Company’s purchased call options is based on the Black-Scholes valuation model.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and fair value of the Company’s financial instruments as of December 31, 2005 and 2006:

	As of December 31, 2005		As of December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Cash and cash equivalents	$173,294	$173,294	$158,369	$158,369
Investments in marketable securities-short-term	207,845	207,845	214,947	214,947
Investments in marketable securities-long-term	40,980	40,980	21,460	21,460
Investments in other companies for which it is:
Practicable to estimate fair value	417	417	48,325	48,325
Not practicable to estimate fair value	1,000	—	11,000	—
Long-term debt	—	—	258,750	277,253
Call options	—	—	47,162	58,361

Concentrations of Credit Risk

By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities, trade receivables and investments in other companies. The Company’s cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

Market Risk

The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity instruments of public and private companies for operational and strategic purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities include an equity method investment classified as investment in equity affiliate in the Consolidated Balance Sheets, and investments in privately-held securities, publicly-traded securities and convertible securities classified as investments in other companies in the Consolidated Balance Sheets. As of December 31, 2005, the Company had $61.1 million of investments accounted for using the equity method of accounting, $0.4 million of fair value investments and $1.0 million of cost-method investments. As of December 31, 2006, the Company had $61.7 million of investments accounted for using the equity method of accounting, $48.3 million of fair value investments and $11.0 million of cost-method investments.

Interest Rate Risk

The Company is exposed to interest rate risk with respect to its investments in marketable securities. A change in prevailing interest rates may cause the fair value of the Company’s investments to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, the Company has historically held many investments until maturity, and as a result, the Company receives interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, the Company maintains its portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2005 and 2006, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the Company invests in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

The Company is also exposed to interest rate risk with respect with respect to its long-term debt. A change in prevailing interest rates may cause the fair value of its long-term debt to fluctuate. The convertible senior notes bear interest at a fixed rate of 3.25% per annum until November 15, 2011, and 3.50% interest per annum thereafter.

16.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Significant non-cash transactions
Non-cash working capital adjustments to reduce goodwill	$5,300	$129	$1,187
Additional cash flow information
Cash paid during the year for interest	$677	$383	$1,416
Cash paid during the year for income taxes	1,778	5,507	850
Purchase of businesses
Cash paid, net of cash acquired	$—	$9,352	$108,663
Issuance of common stock	—	—	20,194
Net liabilities incurred and assumed	—	4,203	15,979
Intangible assets acquired	$—	$13,555	$144,836

17.   Related Party Transactions

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005 and 2006, fees received for services provided to HELIO were $3.0 million and $2.3 million, respectively.

EarthLink markets HELIO’s products and services, and during the years ended December 31, 2005 and 2006, EarthLink generated revenues of $0.3 million and $0.9 million, respectively, associated with marketing HELIO’s services.

EarthLink purchases wireless Internet access devices and services from HELIO. During the years ended December 31, 2005 and 2006, fees paid for products and services received from HELIO were $0.9 million and $0.9 million, respectively.

As of December 31, 2005 and 2006, the Company had accounts receivable from HELIO of approximately $0.3 million and $0.8 million, respectively.

Sprint Nextel

Through its ownership interest in EarthLink, Sprint Nextel Corporation (“Sprint”) was considered a related party during the year ended December 31, 2004. Due to sales of EarthLink common stock during the year ended December 31, 2005, Sprint is no longer a related party. The Company has a marketing relationship with Embarq Corporation (“Embarq”), a spin-off of Sprint’s local communications business. During the year ended December 31, 2004, the Company’s relationship with Embarq generated approximately 10% of EarthLink’s total gross organic subscriber additions.

In connection with the Company’s wholesale and customer referral arrangements with Embarq, the Company received approximately $27.6 million during the year ended December 31 2004. The prices for services provided by the Company to Embarq were negotiated at arms-length.

EarthLink paid Embarq approximately $57.6 million during the year ended December 31, 2004 associated with network and voice services agreements. The prices paid for services purchased from Embarq were negotiated at arms-length.

Officers and Directors

As of December 31, 2001, the Company had made equity investments totaling $10.0 million in EVG, an affiliate of eCompanies, LLC (“eCompanies”). The carrying value of the investment in EVG as of December 31, 2005 and 2006 was zero. Sky Dayton, a member of EarthLink’s Board of Directors and HELIO’s Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. During the years ended December 31, 2005 and 2006, the Company received $4.4 million and $0.4 million in cash distributions from EVG.

19.   Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2006. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(unaudited)
	(in thousands, except per share data)
Revenues	$334,740	$325,688	$316,996	$312,648	$309,712	$332,096	$331,309	$328,150
Operating costs and expenses	297,940	277,835	273,968	275,833	289,983	304,864	311,683	319,095
Income from operations	36,800	47,853	43,028	36,815	19,729	27,232	19,626	9,055
Gain (loss) on investments in other companies, net	(915)	3,352	—	440	—	352	25	—
Net losses of equity affiliate	(257)	(2,085)	(4,592)	(8,674)	(7,591)	(15,351)	(26,174)	(35,666)
Interest income and other, net	2,875	2,936	3,400	4,280	4,216	4,334	3,272	2,814
Income (loss) before income taxes	38,503	52,056	41,836	32,861	16,354	16,567	(3,251)	(23,797)
Provision (benefit) for income taxes	5,156	8,208	5,401	3,711	—	—	(69)	955
Net income (loss)	$33,347	$43,848	$36,435	$29,150	$16,354	$16,567	$(3,182)	$(24,752)
Basic net income (loss) per share (1)	$0.23	$0.32	$0.28	$0.22	$0.12	$0.12	$(0.02)	$(0.20)
Diluted net income (loss) per share (1)	$0.22	$0.31	$0.27	$0.22	$0.12	$0.12	$(0.02)	$(0.20)
Basic weighted average common shares outstanding	146,594	138,303	132,444	131,008	131,514	132,779	128,321	122,654
Diluted weighted average common shares outstanding	149,425	140,867	134,709	134,687	133,489	134,897	128,321	122,654

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2006 covered by this Report on Form 10-K that was not reported.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions “Proposal 1—Election of Directors—Nominees Standing for Election” and “Proposal 1—Election of Directors—Directors Not Standing for Election” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (“Proxy Statement”) or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to our executive officers will be set forth under the caption “Executive Officers” in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption “Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information relating to EarthLink’s Code of Ethics for directors and officers will be set forth under the caption “Proposal 1—Election of Directors—Corporate Governance Matters—Codes of Ethics” in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Information relating to corporate governance will be set forth under the caption “Proposal 1—Election of Directors—Corporate Governance Matters” in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information relating to compensation of our directors and executive officers will be set forth under the captions “Proposal 1-Election of Directors-Director Compensation” and “Executive Compensation” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the caption “Executive Compensation—Leadership and Compensation Committee Report,” which specifically is not so incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption “Beneficial Ownership of Common Stock” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance Under
	to Be Issued on Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options	Outstanding Options	(Excluding Securities
	and Warrants	and Warrants	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	20,470,236 (2)	$11.27	10,781,370 (1)
Equity Compensation Plans Not Approved By Stockholders	61,212 (3)	5.29	—
Total	20,531,448	11.25	10,781,370

(1)          This number includes shares available by plan as follows:

Securities
Available
for
Future
Plan	Issuance
EarthLink, Inc. 2006 Equity and Cash Incentive Plan	9,514,500
EarthLink, Inc. Stock Incentive Plan	874,502
EarthLink, Inc. Equity Plan for Non-Employee Directors	392,368
10,781,370

The grants of 1.2 million restricted stock units and 28,989 phantom share units have been deducted from the number of securities available for future issuance.

(2)          Pursuant to our merger agreement with New Edge Holding Company, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were “inducement grants” to new employees in connection with our acquisition of New Edge that qualified under the “inducement grant exception” to the shareholder approval requirement of NASD Marketplace Rule 4350(i)(1)(A). In connection with the closing, the Leadership and

Compensation Committee approved the EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. The options have an exercise price equal to the last reported price of our Common Stock on the closing date, which was $9.48, and vest 25 percent after 12 months and then 6.25 percent each quarter thereafter. The options have a term of 10 years. Approximately 250 New Edge employees received options under this plan.

(3)          We do not currently have equity compensation plans that have not been approved by stockholders. However, included in the securities outstanding for equity compensation plans not approved by stockholders are 61,212 warrants granted during the year ended December 31, 1997 to certain officers, consultants and investors. The warrants have terms of 10 years and have exercise prices ranging from $4.02 to $5.50 per share. All 61,212 warrants were exercisable as of December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption “Executive Compensation—Leadership and Compensation Committee Interlocks” and “Executive Compensation—Certain Relationships and Related Transactions” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Information regarding director independence is set forth under the caption “Proposal I—Election of Directors—Director Independence” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information regarding our principal accounting fees and services is set forth under the caption “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this Annual Report on Form 10-K

(1)   Financial Statements

1.                 Reports of Independent Registered Public Accounting Firm

2.                 Consolidated Balance Sheets as of December 31, 2005 and 2006

3.                 Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

4.                 Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2005 and 2006

5.                 Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

6.                 Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)   Listing of Exhibits

1.1—

Underwriting Agreement, dated November 13, 2006, by and among EarthLink, Inc., UBS Securities LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

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

4.3—

Indenture, dated November 17, 2006, by and between EarthLink, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K dated November 17, 2006—File No. 001-15605).

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

10.3#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).
10.4#—

EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.’s Report on Form 8-K dated April 14, 2006).

10.5#—

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

10.7#—

Summary of EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.8#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.10#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.11#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.13#—

Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.14#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.15#—

Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.16#—

Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.17#—

Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.18#—

Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.19#—

Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.20#—

Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.21#—

Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-8—File No. 333-133870).

10.22—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.23—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated December 30, 2004—File No. 001-15605).

10.24—

Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.25—

Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 14, 2005—File No. 001-15605).

10.26—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.27—	Form of Certificate of Incorporation of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.28—	Form of Bylaws of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.29—	Form of Stockholders Agreement of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.30—

Amended and Restated Limited Liability Company Agreement of HELIO LLC by and among EarthLink, Inc., SK Telecom USA Holdings, Inc., HELIO, Inc. and HELIO LLC, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated November 29, 2005—File No. 001-15605).

10.31—

Purchase Agreement, by and among EarthLink, Inc., Covad Communications Group, Inc. and Covad Communications Company dated as of March 15, 2006 (incorporated by reference to Exhibit 10.1 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.32—

Form of 12% Senior Secured Convertible Note due 2011 issued by Covad Communications Group, Inc. and Covad Communications Company (incorporated by reference to Exhibit 10.2 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.33—

Form of Registration Rights Agreement, by and between EarthLink, Inc. and Covad Communications Group, Inc. (incorporated by reference to Exhibit 10.3 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.34—

Form of Security Agreement, by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc. (incorporated by reference to Exhibit 10.4 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.35—

Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.36—

Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.37—

Confirmation of Issuer Warrant Transaction dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.38—

Confirmation of Issuer Warrant Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.39—

Amended and Restated Employment Agreement, dated March 27, 2006, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report of Form 8-K dated March 27, 2006—File No. 001-15605).

10.40#—	EarthLink, Inc. Board of Director Compensation Plan, dated January 2007 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 24, 2006—File No. 001-15605).
10.41#*	Change-in-Control Accelerated Vesting and Severance Plan, amended effective as of October 19, 2005 and amended and restated effective as of February 17, 2006.
10.42#—

Executives’ Position Elimination and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.43#—

Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.44—	Summary of 2006 bonus payments and 2007 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 25, 2007—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.
By:	/s/ MICHAEL C. LUNSFORD
Michael C. Lunsford,
Interim Chief Executive Officer
Date: March 1, 2007

Each person whose signature appears below hereby constitutes and appoints Michael C. Lunsford and Kevin M. Dotts, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date:	March 1, 2007	By:	/s/ MICHAEL C. LUNSFORD
Michael C. Lunsford, Interim Chief
Executive Officer (principal executive officer)
Date:	March 1, 2007	By:	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)
Date:	March 1, 2007	By:	/s/ ROBERT M. KAVNER
Robert M. Kavner, Chairman of the Board
Date:	March 1, 2007	By:	/s/ SKY D. DAYTON
Sky D. Dayton, Director
Date:	March 1, 2007	By:	/s/ S. MARCE FULLER
S. Marce Fuller, Director
Date:	March 1, 2007	By:	/s/ WILLIAM H. HARRIS, JR.
William H. Harris, Jr., Director
Date:	March 1, 2007	By:	/s/ TERRELL B. JONES
Terrell B. Jones, Director
Date:	March 1, 2007	By:	/s/ LINWOOD A. LACY, JR.
Linwood A. Lacy, Jr., Director
Date:	March 1, 2007	By:	/s/ THOMAS E. WHEELER
Thomas E. Wheeler, Director

EXHIBIT INDEX

Exhibit	Description
1.1—

Underwriting Agreement, dated November 13, 2006, by and among EarthLink, Inc., UBS Securities LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

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

4.3—

Indenture, dated November 17, 2006, by and between EarthLink, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.’s Report on Form 8-K dated November 17, 2006—File No. 001-15605).

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

10.3#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).
10.4#—

EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.’s Report on Form 8-K dated April 14, 2006).

10.5#—

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

10.7#—

Summary of EarthLink, Inc. Second Deferred Compensation Plan for Directors and Certain Key Employees (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated December 13, 2004—File No. 001-15605).

10.8#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.10#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).
10.11#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.13#—

Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.14#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.15#—

Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.16#—

Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.17#—

Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.18#—

Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.19#—

Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.20#—

Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.21#—

Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-8—File No. 333-133870).

10.22—

Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.23—

Fourth Amendment to Office Lease between California State Teacher’s Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated December 30, 2004—File No. 001-15605).

10.24—

Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).

10.25—

Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 14, 2005—File No. 001-15605).

10.26—

Contribution and Formation Agreement Among SK Telecom International, Inc., SK Telecom Co., Ltd. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).

10.27—	Form of Certificate of Incorporation of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.28—	Form of Bylaws of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.29—	Form of Stockholders Agreement of SK-EarthLink Management Corp. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 8-K dated January 26, 2005—File No. 001-15605).
10.30—

Amended and Restated Limited Liability Company Agreement of HELIO LLC by and among EarthLink, Inc., SK Telecom USA Holdings, Inc., HELIO, Inc. and HELIO LLC, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated November 29, 2005—File No. 001-15605).

10.31—

Purchase Agreement, by and among EarthLink, Inc., Covad Communications Group, Inc. and Covad Communications Company dated as of March 15, 2006 (incorporated by reference to Exhibit 10.1 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.32—

Form of 12% Senior Secured Convertible Note due 2011 issued by Covad Communications Group, Inc. and Covad Communications Company (incorporated by reference to Exhibit 10.2 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.33—

Form of Registration Rights Agreement, by and between EarthLink, Inc. and Covad Communications Group, Inc. (incorporated by reference to Exhibit 10.3 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.34—

Form of Security Agreement, by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc. (incorporated by reference to Exhibit 10.4 to EarthLink’s Report on Form 8-K dated March 15, 2006—File No. 001-15605).

10.35—

Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.36—

Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.37—

Confirmation of Issuer Warrant Transaction dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.38—

Confirmation of Issuer Warrant Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to EarthLink’s Report on Form 8-K dated November 13, 2006—File No. 001-15605).

10.39—

Amended and Restated Employment Agreement, dated March 27, 2006, between EarthLink, Inc. and Charles G. Betty, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report of Form 8-K dated March 27, 2006—File No. 001-15605).

10.40#—	EarthLink, Inc. Board of Director Compensation Plan, dated January 2007 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 24, 2006—File No. 001-15605).
10.41#*	Change-in-Control Accelerated Vesting and Severance Plan, amended effective as of October 19, 2005 and amended and restated effective as of February 17, 2006.
10.42#—

Executives’ Position Elimination and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.43#—

Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.44—	Summary of 2006 bonus payments and 2007 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 25, 2007—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

#                 Management compensatory plan or arrangement.