Form 10-K/A
period 2006-12-31
EARTHLINK INC
filed 2007-03-30
CIK 1102541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

EarthLink, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed on March 1, 2007 (the “Original Filing”), to amend Item 15, Exhibits and Financial Statement Schedules, in order to file Exhibit 99.1, Consolidated Financial Statements of HELIO, Inc. and HELIO LLC. Pursuant to Rule 3-09 of Regulation S-X, the Company must file separate financial statements of HELIO, Inc. and HELIO LLC. In accordance with Rule 3-09, the separate financial statements are being filed as an amendment to the Company’s Annual Report on Form 10-K within 90 days after the end of the Company’s fiscal year. The Company is also filing this Amendment No. 1 to amend Item 8, Financial Statements and Supplementary Data, in order to conform the summarized balance sheet information of HELIO in Footnote 4, “Investments,” to the financial statements filed in Exhibit 99.1. No other changes to Item 8 have been made.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Items 8 and Item 15 in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.  Other than the inclusion of Exhibit 99.1, the conformity of summarized balance sheet information of HELIO in Footnote 4 to Exhibit 99.1 and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein.  This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission.

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

The following is summarized statement of operations information of HELIO for the years ended December 31, 2005 and 2006:

	Year Ended December 31,
	2005	2006
	(in thousands)
Revenues	$ 16,365	$ 46,580
Operating loss	(45,658)	(201,266)
Net loss	(42,023)	(191,755)

The following is summarized balance sheet information of HELIO as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Current assets	$ 159,067	$ 184,014
Long-term assets	64,880	80,956
Current liabilities	17,912	78,889
Long-term liabilities	2,394	4,853

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

10.10#—MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.’s Registration Statement on Form S-8—File No. 333-30024).

10.11#—Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.12#—Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.13#—Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.14#—Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.15#—Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.16#—Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.’s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.17#—Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.18#—Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.19#—Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.20#—Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.’s Report on Form 8-K dated May 5, 2006).

10.21#—Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-8—File No. 333-133870).

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

EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report of Form 8-K dated March 27, 2006—File No. 001-15605).

10.40#—EarthLink, Inc. Board of Director Compensation Plan, dated January 2007 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.’s Report on Form 8-K dated October 24, 2006—File No. 001-15605).

10.41#*       Change-in-Control Accelerated Vesting and Severance Plan, amended effective as of October 19, 2005 and amended and restated effective as of February 17, 2006.

10.42#—Executives’ Position Elimination and Severance Plan, amended  and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.43#—Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.’s Report on Form 8-K dated February 17, 2006—File No. 001-15605).

10.44—        Summary of 2006 bonus payments and 2007 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 25, 2007—File No. 001-15605).

21.1* —    Subsidiaries of the Registrant.

23.1* —    Consent of Ernst & Young LLP, an independent registered public accounting firm.

23.2**—Consent of Ernst & Young LLP, an independent registered public accounting firm.

24.1* —    Power of Attorney (see the Power of Attorney in the signature page hereto).

31.1** —Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** —Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** —Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** —Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**— Consolidated Financial Statements of HELIO, Inc. and HELIO LLC.

*Previously filed with EarthLink, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on March 1, 2007.

**Filed herewith.

#Management compensatory plan or arrangement.

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
Date: March 29, 2007

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

Date:	March 29, 2007	By:	/s/ MICHAEL C. LUNSFORD
Michael C. Lunsford, Interim Chief Executive Officer (principal executive officer)

Date:	March 29, 2007	By:	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer (principal financial and accounting officer)

Date:	March 29, 2007	By:	/s/ ROBERT M. KAVNER*
Robert M. Kavner, Chairman of the Board

Date:	March 29, 2007	By:	/s/ SKY D. DAYTON*
Sky D. Dayton, Director

Date:	March 29, 2007	By:	/s/ S. MARCE FULLER*
S. Marce Fuller, Director

Date:	March 29, 2007	By:	/s/ WILLIAM H. HARRIS, JR.*
William H. Harris, Jr., Director

Date:	March 29, 2007	By:	/s/ TERRELL B. JONES*
Terrell B. Jones, Director

Date:	March 29, 2007	By:	/s/ LINWOOD A. LACY, JR.*
Linwood A. Lacy, Jr., Director

Date:	March 29, 2007	By:	/s/ THOMAS E. WHEELER*
Thomas E. Wheeler, Director

*Signed by Michael C. Lunsford and Kevin M. Dotts as attorneys-in-fact.

EXHIBIT INDEX

Exhibit	Description
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

10.44—	Summary of 2006 bonus payments and 2007 salaries for executive officers (incorporated by reference to EarthLink, Inc.’s Report on Form 8-K dated January 25, 2007—File No. 001-15605).

21.1* —	Subsidiaries of the Registrant.

23.1* —	Consent of Ernst & Young LLP, an independent registered public accounting firm.

23.2**—	Consent of Ernst & Young LLP, an independent registered public accounting firm.

24.1* —	Power of Attorney (see the Power of Attorney in the signature page hereto).

31.1* —	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* —	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**—	Consolidated Financial Statements of HELIO, Inc. and HELIO LLC.

*	Previously filed with EarthLink, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on March 1, 2007.
**	Filed herewith.
#	Management compensatory plan or arrangement.