Form 10-Q
period 2007-03-31
EARTHLINK INC
filed 2007-05-07
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 123,317,955 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2007

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,369	$108,724
Investments in marketable securities	214,947	242,396
Accounts receivable, net of allowance of $8,062 and $8,428 as of December 31, 2006 and March 31, 2007, respectively	51,054	52,037
Prepaid expenses	14,831	12,293
Other current assets	17,549	21,876
Total current assets	456,750	437,326
Long-term investments in marketable securities	21,460	16,236
Property and equipment, net	96,620	101,177
Investment in equity affiliate	61,743	45,922
Investments in other companies	59,325	55,961
Purchased intangible assets, net	59,798	56,269
Goodwill	202,277	202,277
Other long-term assets	10,066	10,571
Total assets	$968,039	$925,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,298	$37,497
Accrued payroll and related expenses	41,079	28,747
Other accounts payable and accrued liabilities	94,882	93,813
Deferred revenue	53,511	52,982
Total current liabilities	230,770	213,039

Long-term debt	258,750	258,750
Other long-term liabilities	19,855	21,654
Total liabilities	509,375	493,443

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006 and March 31, 2007	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 184,545 and 185,168 shares issued as of December 31, 2006 and March 31, 2007, respectively, and 122,634 and 123,257 shares outstanding as of December 31, 2006 and March 31, 2007, respectively	1,845	1,852
Additional paid-in capital	2,016,578	2,028,764
Warrants to purchase common stock	259	231
Accumulated deficit	(1,044,995)	(1,078,985)
Treasury stock, at cost, 61,911 shares as of December 31, 2006 and March 31, 2007	(508,232)	(508,232)
Unrealized losses on investments	(6,791)	(11,334)
Total stockholders’ equity	458,664	432,296
Total liabilities and stockholders’ equity	$968,039	$925,739

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2007
	(in thousands, except per share data)
	(unaudited)

Revenues	$309,712	$324,406

Operating costs and expenses:
Service and equipment costs	90,072	111,158
Sales incentives	2,277	4,708
Total cost of revenues	92,349	115,866

Sales and marketing	103,843	98,631
Operations and customer support	60,668	66,010
General and administrative	31,210	44,353
Amortization of intangible assets	1,913	3,496
Total operating costs and expenses	289,983	328,356

Income (loss) from operations	19,729	(3,950)
Net losses of equity affiliate	(7,591)	(29,346)
Interest income and other, net	4,216	3,503
Income (loss) before income taxes	16,354	(29,793)
Provision for income taxes	—	169
Net income (loss)	$16,354	$(29,962)

Basic net income (loss) per share	$0.12	$(0.24)
Diluted net income (loss) per share	$0.12	$(0.24)
Basic weighted average common shares outstanding	131,514	123,058
Diluted weighted average common shares outstanding	133,489	123,058

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$16,354	$(29,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,654	13,227
Loss (gain) on disposals and impairments of fixed assets	797	(4)
Net losses of equity affiliate	7,591	29,346
Stock-based compensation	3,693	7,905
Other adjustments	(239)	(24)
Decrease (increase) in accounts receivable, net	3,499	(897)
Decrease (increase) in prepaid expenses and other assets	1,787	(3,601)
Decrease in accounts payable and accrued and other liabilities	(12,885)	(16,983)
Decrease in deferred revenue	(1,028)	(400)
Net cash provided by (used in) operating activities	29,223	(1,393)

Cash flows from investing activities:
Purchases of property and equipment	(7,520)	(13,312)
Purchases of subscriber bases	(410)	(1,865)
Proceeds from sales of fixed assets	3	36
Investments in marketable securities
Purchases	(47,678)	(103,535)
Sales and maturities	74,809	81,385
Investments in and net advances to equity affiliate	(38,653)	(13,724)
Investments in other companies	(50,803)	—
Net cash used in investing activities	(70,252)	(51,015)

Cash flows from financing activities:
Repayment of note payable	(2,000)	—
Principal payments under capital lease obligations	(7)	(12)
Proceeds from exercises of stock options and other	2,510	2,775
Repurchases of common stock	(1,648)	—
Net cash (used in) provided by financing activities	(1,145)	2,763

Net decrease in cash and cash equivalents	(42,174)	(49,645)
Cash and cash equivalents, beginning of period	173,294	158,369
Cash and cash equivalents, end of period	$131,120	$108,724

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

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2006 and 2007 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Adoption of Recent Accounting Pronouncements

On January 1, 2007, EarthLink adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF Issue No. 06-2 resulted in a $4.0 million increase to accumulated deficit and accrued liabilities as of January 1, 2007.

On January 1, 2007, EarthLink adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

4.  Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units and contingently issuable shares (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units and contingently issuable shares are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds were computed as the sum of the amount the employee must pay upon exercise and the amounts of compensation cost attributed to future services and not yet recognized.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006
(in thousands,
except per share data)

Net income (A)	$16,354
Basic weighted average common shares outstanding (B)	131,514
Dilutive effect of Common Stock Equivalents	1,975
Diluted weighted average common shares outstanding (C)	133,489
Basic net income per share (A/B)	$0.12
Diluted net income per share (A/C)	$0.12

During the three months ended March 31, 2006, approximately 11.4 million options and warrants were excluded from the calculation of diluted EPS because the exercise prices exceeded the Company’s average stock price during the respective years.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended March 31, 2007 because such inclusion would have an anti-dilutive effect. As of March 31, 2007, the Company had 19.6 million options outstanding and 28.5 million warrants outstanding. These options and warrants could be dilutive in future periods. In addition, approximately 28.4 million shares underlie the Company’s convertible debt instruments, which could be dilutive in future periods.

5.  Investments

Investments in marketable securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than 90 days are classified as investments in marketable securities. Investments in marketable securities with maturities less than one year from the balance sheet date are considered short-term investments in marketable securities. Short-term investments also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management’s view. Investments in marketable securities with maturities greater than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, are considered long-term investments in marketable securities. The Company has invested in government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). As of December 31, 2006 and March 31, 2007, gross unrealized losses were $0.2 million and gross unrealized gains were nominal. The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement.

Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis. The Company has not experienced any significant realized gains or losses on its investments in marketable securities during the periods presented.

Investments in other companies

As of December 31, 2006 and March 31, 2007, minority investments in other companies were $59.3 million and $56.0 million, respectively, and are classified as investments in other companies in the Condensed Consolidated Balance Sheets. The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized (losses) gains included in stockholders’ equity and accumulated other comprehensive income (loss). Minority investments in other companies as of December 31, 2006 and March 31, 2007 included $11.0 million of investments carried at cost, and $48.3 million and $45.0 million, respectively, of investments recorded at fair value. As of December 31, 2006 and March 31, 2007, gross unrealized losses were $6.5 million and $11.1 million, respectively, and there were no gross unrealized gains.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. During the three months ended March 31, 2006 and 2007, the Company did not recognize any losses due to other-than-temporary declines of the value of investments.

Investment in equity affiliate

The Company has a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. As of December 31, 2006 and March 31, 2007, EarthLink’s and SK Telecom’s economic ownership interest in HELIO was approximately 48 percent, and EarthLink’s and SK Telecom’s voting interest was 50 percent.

Pursuant to the HELIO Contribution and Formation Agreement, the Company has contributed $214.0 million of cash and non-cash assets to date, including $122.0 million during 2005, $78.5 million during 2006 and $13.5 million that was contributed in February 2007. The Company is committed to invest an additional $6.0 million of cash in HELIO in August 2007.

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net loss in its Condensed Consolidated Statement of Operations. The Company is amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2006 and 2007, the Company recorded $7.6 million and $29.3 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments.

The following table presents summarized statement of operations information of HELIO for the three months ended March 31, 2006 and 2007:

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)

Revenues	$5,480	$30,356
Operating loss	(21,992)	(65,117)
Net loss	(19,958)	(63,131)

6.  Purchased Intangible Assets and Goodwill

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007:

	As of December 31, 2006			As of March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Subscriber bases and customer relationships	$384,336	$(337,708)	$46,628	$384,303	$(340,972)	$43,331
Software, technology and other	3,864	(1,551)	2,313	3,864	(1,783)	2,081
Trade names	10,857	—	10,857	10,857	—	10,857
Total	$399,057	$(339,259)	$59,798	$399,024	$(342,755)	$56,269

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2007 represents the amortization of definite lived intangible assets.  The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. As of December 31, 2006 and March 31, 2007, the weighted average amortization periods were 3.3 years for subscriber base assets and customer relationships and 4.1 years for software and technology. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $11.8 million during the nine months ending December 31, 2007 and $11.8 million, $8.9 million, $6.4 million, $6.3 million and $0.2 million during the years ending December 31, 2008, 2009, 2010, 2011 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors. The Company’s indefinite lived intangible assets consist of trade names.

7.  Long-Term Debt

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

As of December 31, 2006 and March 31, 2007, the fair value of the Notes was approximately $277.3 million and $281.3 million, respectively, based on the quoted market prices.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”). The Company purchased call options to cover approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances, which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances. See Note 8, “Stockholders’ Equity,” for more information on the Call Spread Transactions.

8.  Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three months ended March 31, 2006 and 2007 was as follows:

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)
Net income (loss)	$16,354	$(29,962)
Net unrealized gains (losses) on investments	2,245	(4,543)
Total comprehensive income (loss)	$18,599	$(34,505)

The net change in unrealized losses on investments for the three months ended March 31, 2006 and 2007 was primarily due to the change in estimated fair value of the Company’s investments in other companies as a result of a decrease in the closing price of the common stock of these companies as of March 31, 2006 and 2007 compared to the prior period closing prices.

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $550.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2007, the Company had $95.3 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

During the three months ended March 31, 2006, the Company purchased 0.2 million shares of its common stock for an aggregate purchase price of $1.6 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2007.

Call Spread Transactions

In connection with the issuance of the Notes (see Note 7, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes.  The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise.  As of December 31, 2006 and March 31, 2007, the estimated fair value of the call options was $58.4 million and $59.0 million, respectively.

The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates in March 2012 through July 2012.  The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006 and March 31, 2007, the estimated fair value of the warrants was $41.0 million.

The Company has analyzed the Call Spread Transactions under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

9.  Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $3.7 million and $7.9 million during the three months ended March 31, 2006 and 2007, respectively, of which $3.3 million and $6.6 million, respectively, related to stock options and $0.4 million and $1.3 million, respectively, related to restricted stock units. The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees. Included in stock-based compensation expense for the three months ended March 31, 2007 was $4.9 million of stock-based compensation expense related to Charles G. Betty, EarthLink’s former President and Chief Executive Officer.

Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the three months ended March 31, 2007, EarthLink recorded stock-based compensation of $3.5 million related to the accelerated vesting of 1.1 million stock options and 120,000 restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty’s stock options.

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

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2006 and March 31, 2007, approximately 29,000 and 32,000 phantom share units, respectively, were outstanding.

Warrants

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. As of March 31, 2007, warrants to purchase a total of 52,000 shares of common stock were outstanding at an exercise price of $5.50. The warrants are currently exercisable and expire in October 2007.

During the year ended December 31, 2006, the Company sold warrants in connection with the issuance of Notes permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock. See Note 8, “Shareholders’ Equity,” for a description of those warrants.

Options Outstanding

The following table summarizes information concerning stock option activity as of and for three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2006	20,470	$11.27
Granted	295	7.28
Exercised	(495)	8.52
Forfeited and expired	(670)	12.31
Outstanding as of March 31, 2007	19,600	$11.24	6.2	$4,960
Vested and expected to vest as of March 31, 2007	18,006	$11.48	6.0	$4,674
Exercisable as of March 31, 2007	12,645	$12.73	5.0	$3,119

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on March 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $1.2 million and $0.5 million, respectively.

The following table summarizes the status of the Company’s stock options as of March 31, 2007:

Stock Options Outstanding						Stock Options
				Weighted		Exercisable
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$ 1.67	to	$5.56	1,530	5.6	$5.36	1,110	$5.45
5.81	to	6.72	891	5.3	6.17	837	6.17
6.90	to	7.82	2,895	9.0	7.09	469	7.50
7.99	to	9.24	2,523	7.3	8.94	1,443	8.89
9.25	to	9.93	2,575	6.5	9.58	1,340	9.64
10.06	to	10.06	2,248	3.4	10.06	2,248	10.06
10.36	to	10.51	2,222	8.0	10.37	986	10.37
10.56	to	15.63	2,186	7.0	11.54	1,682	11.65
16.82	to	51.44	2,530	2.8	26.91	2,530	26.91
$ 1.67	to	$51.44	19,600	6.2	$11.24	12,645	$12.73

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three months ended March 31, 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2007

Dividend yield	0%	0%
Expected volatility	43%	43%
Risk-free interest rate	4.30%	4.80%
Expected life	4.3 years	4.3 years

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2007 was $4.67 and $2.98, respectively.

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

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the three months ended March 31, 2007:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

Nonvested as of December 31, 2006	1,180,000	$8.57
Granted	5,000	7.32
Vested	(120,000)	10.51
Forfeited	(36,000)	8.42
Nonvested as of March 31, 2007	1,029,000	8.34

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2007 was $7.32. There were no restricted stock units granted during the three months ended March 31, 2006. As of March 31, 2007, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three months ended March 31, 2007 was $0.9 million, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested. No shares vested during the three months ended March 31, 2006.

10. Income Taxes

EarthLink has recorded income taxes at an effective annual tax rate of 0% for the three months ended March 31, 2007 based on management’s current expectations for the results of operations for the year ending December 31, 2007 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

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

11. Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement for EarthLink to provide to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops it business, the extent to which HELIO relies on EarthLink to provide these services has decreased. EarthLink believes that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it had purchased these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three months ended March 31, 2006 and 2007, fees received for services provided to HELIO were $0.7 million and $0.5 million, respectively.

EarthLink also markets HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three months ended March 31, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were minimal.

12.  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information along the same lines that its chief executive reviews its operating results in assessing performance and allocating resources. Effective March 2007, the Company now operates two reportable segments, Consumer Services and Business Services, which are described below in more detail.

The Company’s segments are strategic business units that are managed based upon differences in customers, services and marketing channels. The Company’s Consumer Services segment provides integrated communications services and related value-added services to individual customers. These services include dial-up and high-speed Internet access, municipal wireless broadband and voice service, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues to external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operation and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expense under SFAS No. 123(R), as they are not evaluated in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income (loss) from operations for the three months ended March 31, 2006 and 2007 is as follows:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Consumer Services
Revenues	$291,467	$276,652
Cost of revenues	88,048	85,824
Gross margin	203,419	190,828
Direct segment operating expenses	174,571	165,226
Segment operating income	$28,848	$25,602

Business Services
Revenues	$18,245	$47,754
Cost of revenues	4,301	30,042
Gross margin	13,944	17,712
Direct segment operating expenses	2,591	17,168
Segment operating income	$11,353	$544

Consolidated
Revenues	$309,712	$324,406
Cost of revenues	92,349	115,866
Gross margin	217,363	208,540
Direct segment operating expenses	177,162	182,394
Segment operating income	40,201	26,146
Stock-based compensation expense	3,668	7,880
Amortization of intangible assets	1,913	3,496
Other operating expenses	14,891	18,720
Income (loss) from operations	$19,729	$(3,950)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2006 and 2007 is as follows:

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)
Consumer Services
Access and service	$264,231	$243,059
Value-added services	27,236	33,593
Total revenues	$291,467	$276,652
Business Services
Access and service	$17,429	$46,955
Value-added services	816	799
Total revenues	$18,245	$47,754
Consolidated
Access and service	$281,660	$290,014
Value-added services	28,052	34,392
Total revenues	$309,712	$324,406

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

The Company has not provided information about geographic segments because substantially all of the Company’s revenues and related results of operations and identifiable assets are in the United States and additional geographic information is thus not material nor meaningful.

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

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

Effective March 2007, we now operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides integrated communications services and related value-added services to individual customers. These services include narrowband Internet access, wireline and wireless broadband Internet access and IP-based voice services. Our Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting.

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

Revenue Sources

We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and wireless technologies; and IP-based voice) and value-added services (including ancillary services sold as add-on feature to our services, search and advertising). Our subscriber base remained consistent at approximately 5.3 million paying subscribers as of March 31, 2006 and 2007, while total revenues increased from $309.7 million during the three months ended March 31, 2006 to $324.4 million during the three months ended March 31, 2007. The increase in total revenues was primarily due to our acquisition of New Edge Holding Company (“New Edge”) in April 2006, the launch of our new IP-based voice services and an increase in value-added services. These increases were offset by a decrease in narrowband access revenues. Our traditional, premium-priced narrowband subscriber base and revenues have been declining due to the maturity of this service. In addition, the mix of our narrowband customers continues to shift towards value-priced narrowband access.

Business Strategy and Risks

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

•                  obtaining a sufficient number of customers to generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks;

•                  growing our subscriber base for our IP-based voice and wireless broadband services to generate revenues and profits;

•                  exploring, identifying and investing in additional growth opportunities and successfully implementing strategies to deliver these services cost effectively;

•                  differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences, including bundling our various communications services; and

•                  exploring and evaluating potential strategic transactions that we believe may complement our current and future business activities, and successfully integrating any new acquisitions and investments into our business.

The primary challenges we face in executing our business strategy are maintaining profitability in our existing services, successfully implementing new products and services, competition and purchasing cost-effective wholesale broadband access.

First Quarter 2007 Highlights

As discussed above, total revenues during the three months ended March 31, 2007 increased compared to the prior period. We continued to generate profits and operating cash flow from our core access services. However, overall operating expenses increased during the three months ended March 31, 2007 compared to the prior period due to continued investments in our IP-based voice, municipal wireless and business services growth initiatives. Specifically, we continued to market and deploy our newly launched DSL and Home Phone service and municipal wireless broadband services. Operating expenses also increased during the three months ended March 31, 2007 compared to the prior year period due to $6.5 million of cash and non-cash compensation expense resulting from payments and benefits to the estate of our former President and Chief Executive Officer, Charles G. Betty, following his death on January 2, 2007. Additionally, our net losses of equity affiliate related to our HELIO joint venture increased as HELIO incurred losses due to the start-up nature of their business. The increase in overall operating costs and expenses and net losses of HELIO caused overall profits to decrease during the three months ended March 31, 2007 compared to the prior period.

Looking Ahead

We expect overall profits to be adversely affected in 2007 as we continue to expand our new products and services. Implementation of new services involves initial product development and infrastructure costs, followed by sales and marketing costs to add customers who generate recurring revenues.  In the remainder of 2007, we expect to increase sales and marketing efforts for our IP-based voice, municipal broadband services and business services and incur increased customer support and telecommunications costs to provide these services. However, we believe management can exercise discretion in deploying product development and sales and marketing resources to manage the expense associated with development of IP-based voice and municipal broadband customer bases.  In addition, we expect to grow our IP-based voice and wireless broadband subscriber bases to increase revenue and we expect to expand our wireless broadband footprint. We also expect HELIO to incur additional losses in the remainder of 2007 due to the continuing start-up nature of its business. We record our proportionate share of HELIO’s losses in our results of operations, so our results of operations in 2007 will also be adversely impacted because of HELIO’s losses.

Growth Initiatives

IP-based voice.  In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers. In late 2005 and 2006, we launched DSL and Home Phone Service, a new DSL and VoIP service, which uses Covad Communications Group, Inc.’s (“Covad”) line-powered voice access that allows us to offer consumers low-cost phone services along with high-speed Internet access. In March 2006, we invested $50.0 million in Covad to fund the network build-out of this service. The service is now available in 12 markets in the U.S. covering approximately 12.5 million households.

We are actively marketing EarthLink DSL and Home Phone Service and will expand our marketing efforts to promote these services during the remainder of 2007. We will also continue to invest in the development of additional applications and services and the marketing efforts for our IP-based voice services.

Municipal wireless broadband. We are investing in wireless, or Wi-Fi, broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We began this initiative during 2005 by winning proposals to finance, build and manage wireless broadband networks for the cities of Philadelphia, Pennsylvania and Anaheim, California. During 2006 and early 2007, we completed the initial phase for these networks and began offering our municipal wireless broadband services.  We also launched service in Milpitas, California and New Orleans, Louisiana, and have been selected by the cities of Alexandria, Virginia; San Francisco, California; Atlanta, Georgia; Houston, Texas; St. Petersburg, Florida; and Arlington County, Virginia to build, own and operate a wireless broadband network in those cities.

In March 2007, we purchased a municipal wireless network from the city of Corpus Christi, Texas that had already been deployed by the city. We also entered into a franchise agreement to provide wireless Internet access to residents and businesses of Corpus Christi.

We expect to expand our wireless broadband footprint and grow our wireless broadband subscriber base to increase revenues, with the target of offering service to nearly 1.0 million households by the end of 2007. These initiatives may result in significant capital expenditures and operating costs in future periods to develop, implement and build wireless broadband networks in these municipalities, as well as increased costs to market the new services.

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

Joint Venture

We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. EarthLink and SK Telecom invested an aggregate of $166.0 million of cash and non-cash assets upon completing the formation of HELIO in March 2005, invested an aggregate of $78.0 million of cash in August 2005, invested an aggregate $157.0 million in 2006 and have committed to invest additional cash of $39.0 million in 2007, including $27.0 million that was invested in February 2007. As of March 31, 2007, EarthLink and SK Telecom each had an approximate 48% economic ownership interest and a 50% voting interest in HELIO.  HELIO will require additional funding in the future and we expect we may invest additional cash in HELIO.

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

Marketing Alliances

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 19 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of December 31, 2006 and March 31, 2007, more than 25% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

We had a marketing relationship with Embarq Corporation (“Embarq”), a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provided that EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. During the three months ended March 31, 2007, the relationship generated revenues of approximately $8.0 million. As of March 31, 2007, our broadband subscriber count and total subscriber count included approximately 753,000 subscribers under the marketing relationship. These subscribers will be excluded from our broadband subscriber count and total subscriber count beginning in the second quarter of 2007.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	December 31,	March 31,
	2006	2006	2007
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,477,000	3,261,000	3,208,000
Broadband access subscribers	1,683,000	1,831,000	1,849,000
Total consumer services	5,160,000	5,092,000	5,057,000
Business Services
Narrowband access subscribers	48,000	40,000	36,000
Broadband access subscribers	11,000	69,000	69,000
Web hosting accounts	123,000	112,000	109,000
Total business services	182,000	221,000	214,000
Total subscriber count at end of period	5,342,000	5,313,000	5,271,000

	Three Months Ended
	March 31,
	2006	2007
Subscriber Activity
Subscribers at beginning of period	5,315,000	5,313,000
Gross organic subscriber additions	770,000	670,000
Churn	(743,000)	(712,000)
Subscribers at end of period	5,342,000	5,271,000

Churn rate (b)	4.6%	4.5%

Consumer Services Data
Average subscribers (c)	5,160,000	5,086,000
ARPU (d)	$18.83	$18.13
Churn rate (b)	4.7%	4.6%

Business Services Data
Average subscribers (c)	173,000	217,000
ARPU (d)	$35.25	$73.32
Churn rate (b)	2.5%	2.7%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(c)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period.

 (d) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the period. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended
	March 31,
	2006	2007	$ Change	% Change
	(dollars in thousands)

Revenues	$309,712	$324,406	14,694	5%

Operating costs and expenses:
Service and equipment costs	90,072	111,158	21,086	23%
Sales incentives	2,277	4,708	2,431	107%
Total cost of revenues	92,349	115,866	23,517	25%

Sales and marketing	103,843	98,631	(5,212)	5%
Operations and customer support	60,668	66,010	5,342	9%
General and administrative	31,210	44,353	13,143	42%
Amortization of intangible assets	1,913	3,496	1,583	83%
Total operating costs and expenses	289,983	328,356	38,373	13%

Income (loss) from operations	19,729	(3,950)	(23,679)	-120%
Net losses of equity affiliate	(7,591)	(29,346)	(21,755)	*
Interest income and other, net	4,216	3,503	(713)	-17%
Income (loss) before income taxes	16,354	(29,793)	(46,147)	*
Provision for income taxes	—	169	169	*
Net income (loss)	$16,354	$(29,962)	$(46,316)	*

* denotes percentage is not meaningful

Segment Results of Operations

Our business segments are strategic business units that are managed based upon differences in customers, services and marketing channels. Our Consumer Services segment provides dial-up Internet access, high-speed Internet access, municipal wireless broadband and voice service, among others, to individual customers. Our Business Services segment provides managed data networks, dedicated Internet access and web hosting, among others, to business and communications carriers.

We evaluate performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operation and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), as they are not evaluated in the measurement of segment performance.

The following table sets forth segment data for the periods indicated:

	Three Months Ended March 31,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$291,467	$276,652	$(14,815)	-5%
Cost of revenues	88,048	85,824	(2,224)	-3%
Gross margin	203,419	190,828	(12,591)	-6%
Direct segment operating expenses	174,571	165,226	(9,345)	-5%
Segment income from operations	$28,848	$25,602	$(3,246)	-11%

Business Services
Revenues	$18,245	$47,754	$29,509	162%
Cost of revenues	4,301	30,042	25,741	*
Gross margin	13,944	17,712	3,768	27%
Direct segment operating expenses	2,591	17,168	14,577	*
Segment income from operations	$11,353	$544	$(10,809)	-95%

Consolidated
Revenues	$309,712	$324,406	$14,694	5%
Cost of revenues	92,349	115,866	23,517	25%
Gross margin	217,363	208,540	(8,823)	-4%
Direct segment operating expenses	177,162	182,394	5,232	3%
Segment income from operations	40,201	26,146	(14,055)	-35%
Stock-based compensation expense	3,668	7,880	4,212	115%
Amortization of intangible assets	1,913	3,496	1,583	83%
Other operating expenses	14,891	18,720	3,829	26%
Income (loss) from operations	$19,729	$(3,950)	$(23,679)	-120%

* denotes percentage is not meaningful

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2006 and 2007:

	Three Months Ended
	March 31,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$264,231	$243,059	$(21,172)	-8%
Value-added services	27,236	33,593	6,357	23%
Total revenues	$291,467	$276,652	$(14,815)	-5%

Business Services
Access and service	$17,429	$46,955	$29,526	169%
Value-added services	816	799	(17)	-2%
Total revenues	$18,245	$47,754	$29,509	162%

Consolidated
Access and service	$281,660	$290,014	$8,354	3%
Value-added services	28,052	34,392	6,340	23%
Total revenues	$309,712	$324,406	$14,694	5%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and wireless technologies and IP-based voice); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services, search and advertising revenues. Total revenues increased from $309.7 million during the three months ended March 31, 2006 to $324.4 million during the three months ended March 31, 2007, which was comprised of a $29.5 million increase in business services revenue offset by a $14.8 million decrease in consumer services revenue. The increase in business services revenue consisted of an increase in ARPU, from $35.25 during the three months ended March 31, 2006 to $73.32 during the three months ended March 31, 2007, and an increase in average subscribers, from 173,000 during the three months ended March 31, 2006 to 217,000 during the three months ended March 31, 2007. These increases were primarily driven by our acquisition of New Edge, as described below in more detail. The decrease in consumer services revenue consisted of a 4% decrease in consumer ARPU and a 1% decrease in average consumer subscribers. The decrease in consumer services ARPU was primarily due to the shift in the mix of our narrowband customer base from premium-priced to value-priced narrowband access customers, the shift in mix of our broadband customer base from retail DSL to wholesale and retail cable subscribers and general declines in Internet access prices.

Consumer services revenue

Access and service. Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased 8% to $243.1 million during the three months ended March 31, 2007 compared to the prior year period.  The decrease in consumer access and service revenues during the three months ended March 31, 2007 was primarily due decreases in consumer access and service ARPU. Also contributing to the decrease was a decrease in average subscribers.

ARPU depends on a variety of factors including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several consumer access services at different price plans and we provide services through retail and wholesale relationships. All of these have an effect on our overall ARPU.  Consumer access and service ARPU decreased due to the following:

•                  the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the three months ended March 31, 2006 and 2007, average PeoplePC access subscribers were 1.3 million and 1.6 million, respectively, representing 37% and 49%, respectively, of our average consumer narrowband customer base;

•                  general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers;

•                  a shift in the mix of our broadband subscriber base from retail services to wholesale services and, within our retail broadband customer base, from retail DSL subscribers to retail cable subscribers; and

•                  the increased use of promotional pricing for our service offerings.

Our consumer broadband subscriber base consists of consumers which are added through retail and wholesale relationships. In a retail relationship, we market the service directly to consumers under an EarthLink brand, have latitude in establishing price, and are responsible for most aspects of providing the service, including first tier customer support. In a wholesale relationship, a telecommunications partner markets the service, has latitude in establishing price and pays us to provide underlying broadband access or Internet services such as authentication, email, web space, news and varying degrees of customer support. In a retail relationship, EarthLink generally recognizes the amount the subscriber is billed as revenue, but in a wholesale relationship, EarthLink recognizes the amount due from the wholesale partner as revenue. Consumer retail broadband services are generally priced above $35 per month per subscriber to cover all of the costs of the service; however, certain retail relationships, such as those with EarthLink Experience and certain cable customers, generate per month revenues that are less than $20 and have negligible telecommunications service and equipment costs. Consumer wholesale broadband relationships are priced between $3 and $6 per month recognizing the limited set of activities performed by EarthLink. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Average consumer access and service subscribers decreased primarily due to the migration of premium narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. This decrease was offset by an increase in average PeoplePC subscribers, an increase in average broadband subscribers due to the continued growth in the market for broadband access and our and our partners’ efforts to promote broadband services and an increase in average voice subscribers due to the launch of EarthLink DSL and Home Phone Service in eight additional markets during the end of 2006. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future. We are also actively marketing EarthLink DSL and Home Phone Service and will expand our marketing efforts to promote these services during the remainder of 2007.

Value-added services revenues. Value-added services revenues consist of search revenues; advertising revenues; ancillary services sold as add-on features to our Internet services, such as security products, email by phone, Internet call waiting and email storage; and home networking products and services.  We derive these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; referring our customers to our partners’ products and services; and monthly fees charged for ancillary services.

Value-added services revenues increased 23% to $33.6 million during the three months ended March 31, 2007 compared to the prior year period due primarily to increased search advertising revenues as a result of the increased use of the Internet as an advertising medium and an increase in sales of security products.

Business services revenue

Access and service. Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks to small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting. We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet.

Business access and service revenues increased from $17.4 million during the three months ended March 31, 2006 to $47.0 million during the three months ended March 31, 2007 due to increases in ARPU and average subscribers, which were attributable to the acquisition of New Edge in April 2006, offset by a decrease in web hosting revenues primarily due to decreases in average web hosting accounts.

Our business broadband subscriber base consists of customers which are added through retail and wholesale relationships. Retail business services generally have an ARPU between $110 and $130 for non-networked solutions and an ARPU between $175 and $225 for networked solutions. Wholesale business services generally have an ARPU between $60 and $80. The pricing for small and medium enterprises depends upon customer requirements for different service delivery methods, amounts of bandwidth, quality of service and distance from the points of presence, and may vary widely from these ranges. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Cost of revenues

Service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Service and equipment costs also include the cost of Internet appliances sold. Our principal providers for narrowband telecommunications services are Level 3 Communications, Inc. and Sprint Nextel Corporation, and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. We purchase broadband access from Incumbent Local Exchange Carriers, Competitive Local Exchange Carriers and cable providers. Cost of revenues also includes sales incentives. We frequently offer sales incentives such as free Internet access on a trial basis and modems.

Cost of revenues increased 25% from $92.3 million during the three months ended March 31, 2006 to $115.9 million during the three months ended March 31, 2007. This was due to a $25.7 million increase in business services cost of revenues during the three months ended March 31, 2007 compared to the prior year period, offset by a $2.2 million decrease in consumer services cost of revenues. Business services cost of revenues increased from $4.3 million during the three months ended March 31, 2006 to $30.0 million during the three months ended March 31, 2007 primarily as a result of acquired New Edge subscribers and their associated cost. Consumer services cost of revenues decreased from $88.0 million during the three months ended March 31, 2006 to $85.8 million during the three months ended March 31, 2007 primarily due to the 2% decrease in average subscribers. These decreases in consumer service cost of revenues were offset by an increase in sales incentives due to an increase in modems and other equipment provided to customers resulting from the increase in IP-based voice subscribers.

Our retail consumer broadband access and business services have a higher telecommunications cost of revenue per subscriber than our other principal forms of Internet access and related services. As a result, we expect service and equipment costs per subscriber to increase in 2007 as we seek to grow our managed data networks services. We expect that there may be additional, although limited, opportunities to reduce such costs by continuing to eliminate higher cost providers, reducing costs from the remaining vendors, and achieving higher utilization of existing telecommunications capacity. These initiatives may offset the negative effect expected to result from the increase in service and equipment costs per subscriber.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased from $103.8 million during the three months ended March 31, 2006 to $98.6 million during the three months ended March 31, 2007, which was primarily comprised of a decrease in consumer services sales and marketing expenses, offset by an increase in business services sales and marketing expenses. The decrease in consumer services sales and marketing expenses was primarily attributable to decreased spending for our premium narrowband services, offset by an increase in sales and marketing expenses to launch our voice products and an increase due to the launch of municipal broadband services. The increase in business services sales and marketing expenses was primarily due to the inclusion of New Edge sales and marketing expenses.  Sales and marketing expenses for the three months ended March 31, 2006 and 2007 included $0.8 million and $0.7 million, respectively, of stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment.” Sales and marketing expenses may increase during the remainder of 2007 as we increase marketing efforts for our voice services and to launch our municipal wireless broadband services in additional markets.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses increased 9% from $60.7 million during the three months ended March 31, 2006 to $66.0 million during the three months ended March 31, 2007. The increase was primarily the result of an increase in business services operations and customer support expenses due to the inclusion of New Edge expenses. The increased expenses primarily consisted of increases in personnel-related costs and professional fees. Consumer services operations and customer support expenses remained relatively constant during the three months ended March 31, 2007 compared to the prior year period due to a decrease in expenses for narrowband access, offset by an increase in expenses associated with our municipal wireless broadband initiative. Operations and customer support expenses for the three months ended March 31, 2006 and 2007 included $1.7 million and $1.4 million, respectively, of stock-based compensation expense in accordance with SFAS No. 123(R).

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses increased 42% from $31.2 million during the three months ended March 31, 2006 to $44.4 million during the three months ended March 31, 2007. The increase was due to an increase in corporate general and administrative expenses and an increase in business services general and administrative expenses. Corporate general and administrative expenses increased primarily due to cash and non-cash compensation expense related to the death of Mr. Betty and an increase in professional fees. Business services general and administrative expenses increased due to the acquisition of New Edge, which caused an increase in general and administrative expenses and bad debt expense. General and administrative expenses for the three months ended March 31, 2006 and 2007 included $1.2 million and $5.8 million, respectively, of stock-based compensation expense in accordance with SFAS No. 123(R). Stock-based compensation expense for the three months ended March 31, 2007 included $4.9 million of stock-based compensation expense related to Mr. Betty.

Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008.  During the three months ended March 31, 2007, we recorded stock-based compensation of $3.5 million related to the accelerated vesting of 1.1 million stock options and 120,000 restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty’s stock options. We also recorded $1.5 million of compensation expense for a payment to Mr. Betty’s estate in accordance with his employment agreement.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets increased from $1.9 million during the three months ended March 31, 2006 to $3.5 million during the three months ended March 31, 2007 primarily due to the amortization of identifiable definite lived intangible assets resulting from the acquisition of New Edge in April 2006.

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the three months ended March 31, 2006 and 2007 of $7.6 million and $29.3 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. Due to the start-up nature of HELIO’s operations and HELIO’s recent product launches, we expect HELIO’s net loss to continue to increase, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

Interest income and other, net

Interest income and other, net, decreased from $4.2 million during the three months ended March 31, 2006 to $3.5 million during the three months ended March 31, 2007 primarily due to interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”), offset by an increase in interest income. During November 2006, we issued $258.8 million aggregate principal amount of Notes in a registered offering. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year.

Interest income increased due to higher investment yields on our cash and marketable securities and interest income earned on our Covad Senior Convertible Notes, offset by a decrease in our average cash and marketable securities balance. Our weighted average investment yields increased from approximately 4.3% during three months ended March 31, 2006 to approximately 5.2% during the three months ended March 31, 2007, as the U.S. Federal Reserve Bank has increased interest rates. Our average cash and marketable securities balance decreased from $401.9 million during the three months ended March 31, 2006 to $379.7 million during the three months ended March 31, 2007. Our cash and investment balances decreased over the past year as a result of investments in the HELIO joint venture, our acquisition of New Edge, investments in other companies, capital expenditures, the purchases of subscriber bases from other companies and repurchases of our common stock, offset by cash raised by the issuance of convertible senior notes and cash provided by operations.

Provision for income taxes

Based on management’s current expectations, we have recorded income taxes at an effective tax rate of 0% during the three months ended March 31, 2007 in accordance with interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

We continue to maintain a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
	(in thousands)

Net income (loss)	$16,354	$(29,962)
Non-cash items	21,496	50,450
Changes in working capital	(8,627)	(21,881)
Net cash provided by (used in) operating activities	$29,223	$(1,393)

Net cash used in investing activities	$(70,252)	$(51,015)

Net cash (used in) provided by financing activities	$(1,145)	$2,763

Operating activities

Net cash provided by (used in) operating activities decreased during the three months ended March 31, 2007 compared to the prior period. This was primarily due to an increase in costs related to our growth initiatives, including municipal wireless broadband and IP-based voice services, as we used cash generated from our core access services to fund these initiatives, and an increase in costs due to the acquisition of New Edge. Cash flows from operating activities are expected to be adversely affected in 2007 as we continue to fund our growth initiatives in the form of increased operating and sales and marketing expenses; however, we do seek to effectively manage expenses associated with our core access services and our working capital to mitigate the adverse impact our growth initiatives are expected to have on our operating cash flows.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation and non-cash disposals and impairments of fixed assets. Non-cash items increased during the three months ended March 31, 2007 compared to the prior period due to an increase in net losses of equity affiliate, an increase in stock-based compensation expense and an increase in depreciation and amortization expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the three months ended March 31, 2007 compared to the prior period primarily due to an increase in costs related to our growth initiatives.

Investing activities

Cash used for investing activities decreased during the three months ended March 31, 2007 compared to the prior year period, which was due to a decrease in investments in other companies and a decrease in investments in HELIO, offset by an increase in net purchases of investments in marketable securities. Our investing activities used cash of $70.3 million during the three months ended March 31, 2006. This consisted primarily of our $50.0 million investment in Covad and our $39.5 million scheduled contribution to HELIO. In addition, we used $7.5 million for capital expenditures, primarily associated with network and technology center related projects. Offsetting these investing outlays were proceeds of $27.1 million from sales and maturities of investments in marketable securities, net of purchases.

Our investing activities used cash of $51.0 million during the three months ended March 31, 2007. This consisted primarily of $22.2 million of purchases of investments in marketable securities, net of sales and maturities, our $13.5 million scheduled contribution to HELIO and $13.3 million of capital expenditures, primarily associated with network and technology center related projects. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. In addition, management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases, and we may invest in or acquire other companies.

Financing activities

Our financing activities used cash of $1.1 million during the three months ended March 31, 2006. This consisted primarily of $2.0 million used to repay a note payable and $1.6 million used to repurchase 0.2 million shares of our common stock. Offsetting cash used for financing activities were proceeds from the exercise of stock options of $2.5 million during the three months ended March 31, 2006. Our financing activities provided cash of $2.8 million during the three months ended March 31, 2007, which primarily consisted of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $550.0 million to repurchase our common stock under our share repurchase program. As of April 30, 2007, we had utilized approximately $454.7 million pursuant to the authorizations and had $95.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. We have not repurchased common stock under this program since October 2006.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of approximately $368.0 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash during the remainder of 2007 for a number of reasons, including building municipal wireless networks and growing our subscriber base for municipal wireless services, IP-based voice services and business services. This will primarily consist of increased operating and sales and marketing expenditures. We also expect to use cash for commitments pursuant to the Contribution and Formation Agreement for our HELIO joint venture, including cash contributions of $6.0 million to be paid in August 2007, as well as for possible additional investments in HELIO.

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

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our core access operations. As of March 31, 2007, we had $108.7 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $242.4 million and $16.2 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

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

We have a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out our municipal wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of March 31, 2007, we had committed to lease approximately $5.0 million of equipment pursuant to the financing agreement. However, none of the leases had commenced.

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

Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO develops its business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three months ended March 31, 2006 and 2007, fees received for services provided to HELIO were $0.7 million and $0.5 million, respectively.

We also market HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three months ended March 31, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were minimal.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of the adoption of this standard on our financial statements.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based voice communications services, including new products and services offered in connection with our voice and municipal broadband network growth initiatives, and we expect these growth initiatives to not be profitable in their early stages; (2) that our service offerings may fail to be competitive with existing and new competitors; (3) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors (churn), or may cause us to reduce prices for our services which could adversely impact average revenue per user; (4) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that the continued decline of our narrowband revenues could adversely affect our profitability and adversely impact our ability to invest in our growth initiatives; (6) that we may not be able to successfully manage the costs associated with delivering our wireline broadband services, which could adversely affect our ability to grow or sustain revenues and our profitability; (7) that companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable; (8) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base; (9) that our business may suffer if our third-parties for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could force us to change our business practices; (12) that changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices; (13) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on the continued development of effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that we may not be successful in entering into arrangements with municipalities to build out and operate municipal wireless broadband networks and we may not obtain a sufficient number of customers to generate the returns anticipated on our investments to construct and deploy municipal wireless broadband networks; (19) that municipal wireless networks may not perform as expected or may result in unanticipated costs, which could increase our churn and our cost of providing services; (20) that we may experience difficulties in constructing, upgrading and maintaining our municipal wireless network, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues; (21) that the market for VoIP services may not develop as anticipated, which would adversely affect our ability to execute our voice strategy; (22) that certain aspects of our VoIP service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth; (23) that our E911 emergency services are different from those offered by traditional wireline telephone companies and may expose us to significant liability; (24) that our ability to provide our VoIP service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth; (25) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (26) that our stock price has been volatile historically and may continue to be volatile; (27) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives; (28) that we may be unable to repurchase our convertible senior notes for cash when required by the holders, including following a fundamental change, or to pay the cash portion of the conversion value upon conversion of any notes by the holders; (29) that the convertible note hedge and warrant transactions may affect the value of our common stock; and (30) that some provisions of Delaware law, our second restated certificate of incorporation and amended and restated bylaws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer to takeover attempt that a stockholder might consider in its best interest. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain a portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2006 and March 31, 2007, net unrealized losses in these investments were not material.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2006 and March 31, 2007. This table does not include money market funds because those funds are not subject to interest rate risk.

	As of December 31, 2006		As of March 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$46,289	$46,289	$11,073	$11,073
Weighted average interest rate	5.3%		5.2%
Weighted average maturity (mos.)	1.0		0.4

Included in marketable securities-short-term	$215,181	$214,947	$242,576	$242,396
Weighted average interest rate	5.2%		5.2%
Weighted average maturity (mos.)*	2.7		2.2

Included in marketable securities-long-term	$21,497	$21,460	$16,252	$16,236
Weighted average interest rate	5.2%		5.2%
Weighted average maturity (mos.)	19.3		20.8

* The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% interest per year thereafter. As of December 31, 2006 and March 31, 2007, the carrying value of our convertible senior notes was $258.8 million and the fair value was approximately $277.3 million and $281.3 million, respectively, which was based on the quoted market price.

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

The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2006 and March 31, 2007:

	As of December 31, 2006		As of March 31, 2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$48,325	$48,325	$44,961	$44,961
Not practicable to estimate fair value	11,000	—	11,000	—
Call options	47,162	58,361	47,162	58,960

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A. Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

EARTHLINK, INC.

Date:	May 7, 2007	/s/ MICHAEL C. LUNSFORD
Michael C. Lunsford, Interim Chief Executive Officer

Date:	May 7, 2007	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)