Form 10-Q
period 2007-06-30
EARTHLINK INC
filed 2007-08-07
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

As of July 31, 2007, 123,663,623 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2006	2007
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$158,369	$127,623
Investments in marketable securities	214,947	229,546
Accounts receivable, net of allowance of $8,062 and $9,810 as of December 31, 2006 and June 30, 2007, respectively	51,054	50,989
Prepaid expenses	14,831	11,498
Other current assets	17,549	16,073
Total current assets	456,750	435,729
Long-term investments in marketable securities	21,460	26,198
Property and equipment, net	96,620	113,623
Investment in equity affiliate	61,743	11,887
Investments in other companies	59,325	55,123
Purchased intangible assets, net	59,798	56,083
Goodwill	202,277	202,277
Other long-term assets	10,066	10,888
Total assets	$968,039	$911,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,298	$31,882
Accrued payroll and related expenses	41,079	35,239
Other accounts payable and accrued liabilities	94,882	91,040
Deferred revenue	53,511	49,958
Total current liabilities	230,770	208,119

Long-term debt	258,750	258,750
Other long-term liabilities	19,855	26,730
Total liabilities	509,375	493,599

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006 and June 30, 2007	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 184,545 and 185,477 shares issued as of December 31, 2006 and June 30, 2007, respectively, and 122,634 and 123,566 shares outstanding as of December 31, 2006 and June 30, 2007, respectively	1,845	1,855
Additional paid-in capital	2,016,578	2,033,219
Warrants to purchase common stock	259	231
Accumulated deficit	(1,044,995)	(1,095,275)
Treasury stock, at cost, 61,911 shares as of December 31, 2006 and June 30, 2007	(508,232)	(508,232)
Unrealized losses on investments	(6,791)	(13,589)
Total stockholders’ equity	458,664	418,209
Total liabilities and stockholders’ equity	$968,039	$911,808

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
	(unaudited)

Revenues	$332,096	$312,203	$641,808	$636,609

Operating costs and expenses:
Service and equipment costs	110,301	110,472	200,373	221,630
Sales incentives	2,392	5,367	4,669	10,075
Total cost of revenues	112,693	115,839	205,042	231,705

Sales and marketing	91,172	76,186	195,015	174,817
Operations and customer support	66,553	65,936	127,221	131,946
General and administrative	31,441	30,517	62,651	74,870
Amortization of intangible assets	3,122	3,542	5,035	7,038
Facility exit and restructuring costs	(117)	—	(117)	—
Total operating costs and expenses	304,864	292,020	594,847	620,376

Income from operations	27,232	20,183	46,961	16,233
Net losses of equity affiliate	(15,351)	(40,054)	(22,942)	(69,400)
Gain on investments in other companies	352	210	352	210
Interest income and other, net	4,334	3,597	8,550	7,100
Income (loss) before income taxes	16,567	(16,064)	32,921	(45,857)
Provision for income taxes	—	226	—	395
Net income (loss)	$16,567	$(16,290)	$32,921	$(46,252)

Basic net income (loss) per share	$0.12	$(0.13)	$0.25	$(0.38)
Diluted net income (loss) per share	$0.12	$(0.13)	$0.24	$(0.38)
Basic weighted average common shares outstanding	132,779	123,257	132,147	123,159
Diluted weighted average common shares outstanding	134,897	123,257	134,718	123,159

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2007
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$32,921	$(46,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,810	26,118
Loss on disposals of fixed assets	809	7
Net losses of equity affiliate	22,942	69,400
Gain on investments in other companies	(352)	(210)
Stock-based compensation	7,427	10,813
Decrease in accounts receivable, net	5,048	39
Decrease in prepaid expenses and other assets	837	1,275
Decrease in accounts payable and accrued and other liabilities	(30,686)	(24,709)
Decrease in deferred revenue	(1,622)	(3,277)
Other	(514)	(43)
Net cash provided by operating activities	58,620	33,161

Cash flows from investing activities:
Purchases of property and equipment	(13,857)	(26,828)
Purchases of subscriber bases	(1,795)	(2,949)
Proceeds from sales of fixed assets	8	36
Investments in marketable securities
Purchases	(60,387)	(232,536)
Sales and maturities	162,060	213,202
Purchase of business, net	(108,663)	—
Investments in and net advances to equity affiliate	(39,433)	(19,474)
Investments in other companies	(60,000)	—
Other investing activities	(803)	210
Net cash used in investing activities	(122,870)	(68,339)

Cash flows from financing activities:
Repayment of note payable	(2,000)	—
Principal payments under capital lease obligations	(14)	(15)
Proceeds from exercises of stock options and other	3,198	4,447
Repurchases of common stock	(21,142)	—
Net cash (used in) provided by financing activities	(19,958)	4,432

Net decrease in cash and cash equivalents	(84,208)	(30,746)
Cash and cash equivalents, beginning of period	173,294	158,369
Cash and cash equivalents, end of period	$89,086	$127,623

Significant non-cash transactions:
Assets acquired pursuant to capital lease agreement	$—	$8,117

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is a total communications provider, providing integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies.  EarthLink’s core service offerings are dial-up and wireline broadband Internet access services and value-added services. EarthLink’s growth initiatives have recently included IP-based voice services, municipal wireless broadband services and services for business customers.

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2006 and 2007 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2007.

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

3.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share data)

Net income (A)	$16,567	$32,921

Basic weighted average common shares outstanding (B)	132,779	132,147
Dilutive effect of Common Stock Equivalents	2,118	2,571
Diluted weighted average common shares outstanding (C)	134,897	134,718

Basic net income per share (A/B)	$0.12	$0.25
Diluted net income per share (A/C)	$0.12	$0.24

During the three and six months ended June 30, 2006, approximately 13.8 million and 16.0 million options and warrants were excluded from the calculation of diluted EPS because the exercise prices plus the amount of compensation cost attributed to future services and not yet recognized exceeded the Company’s average stock price during the respective periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three and six months ended June 30, 2007 because such inclusion would have an anti-dilutive effect. As of June 30, 2007, the Company had 20.6 million options outstanding, 28.5 million warrants outstanding and 1.1 million restricted stock units outstanding. These options, warrants and restricted stock units could be dilutive in future periods. In addition, approximately 28.4 million shares underlie the Company’s convertible debt instruments, which could be dilutive in future periods.

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

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). As of December 31, 2006 and June 30, 2007, gross unrealized losses were $0.3 million and gross unrealized gains were nominal. The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement.

Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis. The Company has not realized any significant gains or losses on its investments in marketable securities during the periods presented.

Investments in other companies

As of December 31, 2006 and June 30, 2007, minority investments in other companies were $59.3 million and $55.1 million, respectively, and are classified as investments in other companies in the Condensed Consolidated Balance Sheets. The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized (losses) gains included in stockholders’ equity and accumulated other comprehensive income (loss). Minority investments in other companies as of December 31, 2006 and June 30, 2007 included $11.0 million of investments carried at cost and $48.3 million and $44.1 million, respectively, of investments recorded at fair value. As of December 31, 2006 and June 30, 2007, gross unrealized losses were $6.5 million and $13.3 million, respectively, and there were no gross unrealized gains.

During the three months ended June 30, 2007, the Company received a $0.2 million cash distribution from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that has invested in domestic emerging Internet-related companies, which was recorded as a gain on investments in other companies in the Condensed Consolidated Statements of Operations.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. Management also regularly evaluates whether declines in the fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. During the three and six months ended June 30, 2006 and 2007, the Company did not recognize any losses due to other-than-temporary declines of the value of investments.

Investment in equity affiliate

The Company has a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. As of December 31, 2006 and June 30, 2007, EarthLink’s and SK Telecom’s economic ownership interest in HELIO was approximately 48 percent, and EarthLink’s and SK Telecom’s voting interest was 50 percent.

Pursuant to the HELIO Contribution and Formation Agreement, the Company has contributed $220.0 million of cash and non-cash assets to date, including $122.0 million during 2005, $78.5 million during 2006 and $19.5 million during the six months ended June 30, 2007.

In July 2007, EarthLink and SK Telecom entered into a loan agreement with HELIO pursuant to which EarthLink and SK Telecom could lend up to $200.0 million to HELIO.  Under the terms of the agreement, EarthLink and SK Telecom may each purchase from HELIO up to $100.0 million of HELIO’s secured promissory notes (the “Promissory Notes”).  The Promissory Notes may be purchased by EarthLink and SK Telecom from time to time over a one year period commencing on the date of the agreement.  The Promissory Notes bear interest at 10.00% per annum, payable at maturity, and may be pre-paid by HELIO at any time without penalty.  The Promissory Notes mature on July 23, 2010, unless amounts become due and payable earlier by acceleration or otherwise.

In July 2007, EarthLink and SK Telecom purchased initial Promissory Notes of $30.0 million each.

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net loss in its Condensed Consolidated Statement of Operations. The Company is amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increases the carrying value of the Company’s investment and decreases the net losses of equity affiliate included in the Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2006, the Company recorded $15.4 million and $22.9 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments. During the three and six months ended June 30, 2007, the Company recorded $40.1 million and $69.4 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments.

The following table presents summarized statement of operations information of HELIO for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)

Revenues	$5,712	$33,185	$11,192	$63,544
Operating loss	(37,952)	(84,971)	(59,895)	(150,085)
Net loss	(35,468)	(83,852)	(55,377)	(146,981)

6.  Purchased Intangible Assets and Goodwill

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007:

	As of December 31, 2006			As of June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Subscriber bases and customer relationships	$384,336	$(337,708)	$46,628	$387,659	$(344,282)	$43,377
Software, technology and other	3,864	(1,551)	2,313	3,864	(2,015)	1,849
Trade names	10,857	—	10,857	10,857	—	10,857
Total	$399,057	$(339,259)	$59,798	$402,380	$(346,297)	$56,083

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2007 represents the amortization of definite lived intangible assets.  The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. As of December 31, 2006 and June 30, 2007, the weighted average amortization periods were 3.3 years for subscriber base assets and customer relationships and 4.1 years for software and technology. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $8.9 million during the six months ending December 31, 2007 and $12.9 million, $10.0 million, $6.9 million, $6.3 million and $0.2 million during the years ending December 31, 2008, 2009, 2010, 2011 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors. The Company’s identifiable indefinite lived intangible assets consist of trade names.

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

As of December 31, 2006 and June 30, 2007, the fair value of the Notes was approximately $277.3 million and $277.9 million, respectively, based on quoted market prices.

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

8.  Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)
Net income (loss)	$16,567	$(16,290)	$32,921	$(46,252)
Net unrealized gains (losses) on investments	3,139	(2,255)	5,384	(6,798)
Total comprehensive income (loss)	$19,706	$(18,545)	$38,305	$(53,050)

The net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2006 and 2007 was primarily due to the change in estimated fair value of the Company’s investments in other companies as a result of changes in the closing prices of the common stock of these companies during the respective periods.

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $550.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2007, the Company had $95.3 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

During the three and six months ended June 30, 2006, the Company purchased 2.3 million and 2.5 million shares, respectively, of its common stock for an aggregate purchase price of $19.5 million and $21.1 million, respectively. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2007.

Call Spread Transactions

In connection with the issuance of the Notes (see Note 7, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes.  The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise.  As of December 31, 2006 and June 30, 2007, the estimated fair value of the call options was $58.4 million and $60.0 million, respectively.

The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates in March 2012 through July 2012.  The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006 and June 30, 2007, the estimated fair value of the warrants was $41.0 million and $42.8 million, respectively.

The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in fair value of the agreements in its financial statements.

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

Stock-based compensation expense under SFAS No. 123(R) was $3.7 million and $7.4 million during the three and six months ended June 30, 2006, respectively, and $2.9 million and $10.8 million during the three and six months ended June 30, 2007, respectively. The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

Included in stock-based compensation expense for the six months ended June 30, 2007 was $4.9 million of stock-based compensation expense related to Charles G. Betty, EarthLink’s former President and Chief Executive Officer. Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the six months ended June 30, 2007, EarthLink recorded stock-based compensation of $3.5 million related to the accelerated vesting of 1.1 million stock options and 120,000 restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty’s stock options.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. Restricted stock units generally vest over terms of three to four years from the date of grant.

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2006 and June 30, 2007, approximately 29,000 and 32,000 phantom share units, respectively, were outstanding.

Warrants

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. As of June 30, 2007, warrants to purchase a total of 52,000 shares of common stock were outstanding at an exercise price of $5.50. The warrants are currently exercisable and expire in October 2007.

During the year ended December 31, 2006, the Company sold warrants in connection with the issuance of Notes permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock. See Note 8, “Shareholders’ Equity,” for a description of those warrants.

Options Outstanding

The following table summarizes information concerning stock option activity as of and for the six months ended June 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2006	20,470	$11.27
Granted	2,156	7.36
Exercised	(663)	7.79
Forfeited and expired	(1,408)	11.64
Outstanding as of June 30, 2007	20,555	$10.95	6.3	$5,424
Vested and expected to vest as of June 30, 2007	18,995	$11.17	6.1	$4,554
Exercisable as of June 30, 2007	12,558	$12.70	4.8	$3,099

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2007 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $0.7 million and $1.8 million, respectively.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $0.4 million and $1.2 million, respectively.

The intrinsic value of stock options exercised represents the difference between the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.

The following table summarizes the status of the Company’s stock options as of June 30, 2007:

Stock Options Outstanding					Stock Options
			Weighted		Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		Outstanding	Life	Price	Exercisable	Price
		(in thousands)			(in thousands)
$3.90	$5.56	1,394	5.3	$5.36	994	$5.46
5.81	6.90	2,495	7.9	6.65	805	6.17
7.10	7.82	2,994	9.2	7.37	468	7.50
7.99	9.24	2,366	7.0	8.94	1,545	8.90
9.25	9.93	2,456	6.3	9.58	1,373	9.63
10.06	10.06	2,193	3.2	10.06	2,193	10.06
10.36	10.51	2,108	7.7	10.37	1,052	10.37
10.56	15.63	2,081	6.8	11.50	1,660	11.59
16.82	51.44	2,468	2.5	26.90	2,468	26.90
$3.90	$51.44	20,555	6.3	$10.95	12,558	$12.70

Valuation Assumptions for Stock Options

The fair value of stock options granted during the six months ended June 30, 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2007

Dividend yield	0%	0%
Expected volatility	43%	39%
Risk-free interest rate	4.86%	4.88%
Expected life	4.3 years	4.3 years

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2007 was $3.96 and $2.83, respectively.

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company’s historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of prices for actively traded options on the Company’s stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the six months ended June 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested as of December 31, 2006	1,180,000	$8.57
Granted	147,000	7.40
Vested	(177,000)	10.18
Forfeited	(60,000)	8.50
Nonvested as of June 30, 2007	1,090,000	8.15

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2006 and 2007 was $9.44 and $7.40, respectively. As of June 30, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the six months ended June 30, 2007 was $1.3 million, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested. No shares vested during the six months ended June 30, 2006.

10. Income Taxes

EarthLink has recorded income taxes for the three and six months ended June 30, 2007 based on management’s current expectations for the results of operations for the year ending December 31, 2007 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

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

11. Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement for EarthLink to provide to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO has developed it business, the extent to which HELIO relies on EarthLink to provide these services has decreased. EarthLink believes that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it had purchased these services from third parties.  The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three and six months ended June 30, 2006, fees received for services provided to HELIO were $0.5 million and $1.2 million, respectively. During the three and six months ended June 30, 2007, fees received for services provided to HELIO were $0.5 million and $0.9 million, respectively.

EarthLink also markets HELIO’s products and services and purchases wireless Internet access devices and services from HELIO. During the three and six months ended June 30, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were nominal.

In July 2007, EarthLink entered into a loan agreement with HELIO pursuant to which EarthLink could lend up to $100.0 million to HELIO in the form of Promissory Notes (see Note 5, “Investments”). Also in July 2007, EarthLink purchased initial Promissory Notes of $30.0 million.

eCompanies

During the three months ended June 30, 2007, the Company received a $0.2 million cash distribution as a result of its investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

12.  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information along the same lines that its chief executive reviews its operating results in assessing performance and allocating resources. Effective March 2007, the Company operates two reportable segments, Consumer Services and Business Services, which are described below in more detail.

The Company’s segments are strategic business units that are managed based upon differences in customers, services and marketing channels. The Company’s Consumer Services segment provides integrated communications services and related value-added services to individual customers. These services include dial-up and high-speed Internet access, municipal wireless broadband and voice services, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expense under SFAS No. 123(R), as they are not evaluated in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2006 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)
Consumer Services
Revenues	$286,717	$264,115	$578,184	$540,767
Cost of revenues	88,163	86,406	176,211	172,230
Gross margin	198,554	177,709	401,973	368,537
Direct segment operating expenses	156,877	141,258	331,448	306,983
Segment operating income	$41,677	$36,451	$70,525	$61,554

Business Services
Revenues	$45,379	$48,088	$63,624	$95,842
Cost of revenues	24,530	29,433	28,831	59,475
Gross margin	20,849	18,655	34,793	36,367
Direct segment operating expenses	14,830	16,118	17,421	32,787
Segment operating income	$6,019	$2,537	$17,372	$3,580

Consolidated
Revenues	$332,096	$312,203	$641,808	$636,609
Cost of revenues	112,693	115,839	205,042	231,705
Gross margin	219,403	196,364	436,766	404,904
Direct segment operating expenses	171,707	157,376	348,869	339,770
Segment operating income	47,696	38,988	87,897	65,134
Stock-based compensation expense	3,734	2,898	7,402	10,778
Amortization of intangible assets	3,122	3,542	5,035	7,038
Facility exit and restructuring costs	(117)	—	(117)	—
Other operating expenses	13,725	12,365	28,616	31,085
Income from operations	$27,232	$20,183	$46,961	$16,233

The primary component of the Company’s revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and wireless technologies, IP-based voice and fees charged for high-speed data networks to small and medium-sized businesses); and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company’s access services, search and advertising revenues.

Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to the Company’s Internet services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting.

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2006 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)
Consumer Services
Access and service	$258,187	$231,729	$522,418	$474,788
Value-added services	28,530	32,386	55,766	65,979
Total revenues	$286,717	$264,115	$578,184	$540,767

Business Services
Access and service	$44,418	$47,327	$61,847	$94,282
Value-added services	961	761	1,777	1,560
Total revenues	$45,379	$48,088	$63,624	$95,842

Consolidated
Access and service	$302,605	$279,056	$584,265	$569,070
Value-added services	29,491	33,147	57,543	67,539
Total revenues	$332,096	$312,203	$641,808	$636,609

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

Overview

EarthLink, Inc. is a total communications provider, providing integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies.  Our core service offerings are dial-up and wireline broadband Internet access services and value-added services. Our growth initiatives have recently included IP-based voice services, municipal wireless broadband services and our services for business customers.

Effective March 2007, we operate as two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides integrated communications services and related value-added services to individual customers. These services include narrowband Internet access, wireline and wireless broadband Internet access and IP-based voice services. Our Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting.

We also have a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO.  HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S.  HELIO was formed in March 2005 and began offering its products and services during April 2006.

Industry Background

Since the inception of our business, we have expanded from a traditional dial-up Internet service provider to a total communications provider. The Internet access market in the U.S. grew dramatically from the mid-1990s through 2000 but has recently experienced slower growth, as the market has reached a mature stage of growth. Since 2000, broadband Internet access has been steadily replacing dial-up. During 2006, the number of households with broadband access surpassed the number of households with dial-up access. Focused, value-priced narrowband access, which provides service with a limited set of features at a lower cost, is still attracting households new to the Internet or current Internet users interested in reducing their cost of Internet access.

Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and “always on” connection. The pricing for broadband services, particularly for introductory promotional periods, services bundled with video and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads and photo sharing require greater bandwidth for optimal performance, which adds to the demand for broadband access.

Currently, most residential broadband consumers access the Internet via DSL or cable, but an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, are now available. The availability of these alternatives may further encourage future broadband deployment and market penetration. The growth of mobile devices that support email and sales of laptop computers and other mobile devices create an increasing need for portable and mobile Internet access. In addition, one of the outgrowths from the rapid deployment of broadband connectivity has been the adoption of Voice over Internet Protocol (“VoIP”). VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP technology presents several advantages over the technology used in traditional wireline telephone networks and enables VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features.

Revenue Sources

We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and wireless technologies; and IP-based voice) and value-added services (including ancillary services sold as add-on feature to our services, search and advertising). Our subscriber base decreased from approximately 5.3 million paying subscribers as of June 30, 2006 to approximately 4.3 million subscribers as of June 30, 2007. The decrease in paying subscribers was primarily due to the removal of approximately 753,000 subscribers that were under our marketing relationship with Embarq Corporation (“Embarq”) and a decrease in premium narrowband subscribers. Total revenues decreased from $332.1 million during the three months ended June 30, 2006 to $312.2 million during the three months ended June 30, 2007. The decrease in total revenues was primarily due to a decrease in narrowband access revenues, offset by an increases in IP-based voice services revenues and value-added services revenues. Our traditional, premium-priced narrowband subscriber base and revenues have been declining due to the maturity of this service. In addition, the mix of our narrowband customers continues to shift towards value-priced narrowband access.

Business Strategy and Risks

For the past several quarters, management has been focused on expanding our presence in growth markets, including VoIP services, municipal wireless broadband services and business services. VoIP and municipal wireless broadband services are still in their early stages and continue to experience operational and competitive challenges as we expand and improve our capabilities. Our ability to succeed in providing these new services will depend on whether we have a competitively-priced offering, improve the quality of these services and develop a reasonable cost structure to ensure an acceptable return on our investment. We are currently in the process of evaluating each of our growth initiatives in order to ensure these initiatives are complementary to our long-term strategy and would allow us to maximize shareholder value. Our evaluation of these growth initiatives could result in a substantial change to some or all of these growth initiatives.

Our recent business strategy has been to generate profits from our existing core access services and to reinvest the cash generated from these services into various growth initiatives with the objective of generating a return on our investments.

As we reassess our business strategy, we believe the most important factors for us to be successful are the following:

•                  identifying opportunities to improve the cost structure of our business without impacting the quality of services we provide;

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

•                  monitoring the operations of our current growth initiatives, as well as our HELIO joint venture, to maximize the value to our shareholders and mitigate the risk of our investments;

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

Second Quarter 2007 Highlights

As discussed above, total revenues decreased during the three months ended June 30, 2007 compared to the prior year period. However, overall operating expenses decreased during the three months ended June 30, 2007 compared to the prior period. This was mostly due to a decrease in sales and marketing expenses as we managed the expenses associated with our core access services to mitigate the increased spending for our growth initiatives. We continued to generate profits and operating cash flow from our core access services. Additionally, our net losses of equity affiliate related to our HELIO joint venture increased as HELIO incurred losses due to the start-up nature of their business. The decrease in total revenues and net losses of HELIO, offset by a decrease in total operating costs and expenses caused overall profits to decrease during the three months ended June 30, 2007 compared to the prior period.

Growth Initiatives

Our growth initiatives have recently included IP-based voice services, municipal wireless broadband services and services for business customers. We are currently in the process of evaluating each of our growth initiatives and, if necessary, changing the underlying business models and cost structures, in order to ensure these initiatives are complementary to our long-term strategy and would allow us to maximize shareholder value.

IP-based voice.  In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers. In late 2005 and 2006, we launched DSL and Home Phone Service, a new DSL and VoIP service, which uses Covad Communications Group, Inc.’s (“Covad”) line-powered voice access that allows us to offer consumers low-cost phone services along with high-speed Internet access. In March 2006, we invested $50.0 million in Covad to fund the network build-out of this service. DSL and Home Phone Service is now available in 12 markets in the U.S. covering approximately 12.5 million households.

Municipal wireless broadband. We have invested in wireless, or Wi-Fi, broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. We began this initiative during 2005 by winning proposals to finance, build and manage wireless broadband networks for the cities of Philadelphia, Pennsylvania and Anaheim, California. During 2006 and early 2007, we completed the initial phase for these networks and began offering our municipal wireless broadband services.  We also launched service in Milpitas, California and New Orleans, Louisiana, and have been selected by the cities of Alexandria, Virginia; San Francisco, California; Atlanta, Georgia; Houston, Texas; St. Petersburg, Florida; and Arlington County, Virginia to build, own and operate a wireless broadband network in those cities.

In March 2007, we purchased a municipal wireless network from the city of Corpus Christi, Texas that had already been deployed by the city. In June 2007, we transitioned the exiting network to our wireless network and began offering wireless Internet access to residents and businesses of Corpus Christi.

We currently have approximately 150 square miles of wireless broadband networks built out across all of our markets, covering 0.6 million households.

Business services. In April 2006, we acquired New Edge Holding Company (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge expands our service offerings to small and medium-sized enterprises. During 2006, we introduced new products, including Small Office DSL and hosted Virtual Private Networks (“VPN”). In 2007, we built upon our existing portfolio of business solutions, by expanding our product offerings and our distribution channels.

Joint Venture

We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. As of June 30, 2007, EarthLink and SK Telecom each had an approximate 48% economic ownership interest and a 50% voting interest in HELIO.  From its formation in March 2005 though June 2007, EarthLink and SK Telecom invested an aggregate of $440.0 million of cash and non-cash assets in HELIO pursuant to the Contribution and Formation Agreement, including an aggregate of $39.0 million that was invested during the first six months of 2007.

In July 2007, we and SK Telecom entered into a lending agreement with HELIO pursuant to which we and SK Telecom could lend up to $200.0 million to HELIO. Under the terms of the agreement, we and SK Telecom may each lend HELIO up to $100.0 million in the form of promissory notes.  In July 2007, we and SK Telecom purchased initial promissory notes of $30.0 million each.

HELIO launched its first wireless voice and data service devices in during 2006, and launched its fifth exclusive device in the second quarter of 2007. HELIO targets young, connected consumers with an extensive array of features, including MySpace Mobile, video services, 3D and multiplayer games, and video, picture and text messaging, in addition to its wireless voice and data services.  HELIO is currently marketing its services through a variety of means.

Acquisition

In April 2006, we acquired New Edge. The acquisition of New Edge expands our service offerings for businesses and communications carriers. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for 1.7 million shares of EarthLink common stock and $108.7 million in net cash, including cash to be used to satisfy certain New Edge liabilities and direct transaction costs. In July 2007, approximately 0.8 million shares of EarthLink, Inc. common stock that had been held in escrow were returned to us.

Marketing Alliances

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 30 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of June 30, 2007, more than 40% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provided that EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. Effective April 2007, we removed approximately 753,000 subscribers under the marketing relationship from our broadband subscriber count and total subscriber count.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	June 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,366,000	3,261,000	3,208,000	3,042,000
Broadband access subscribers	1,744,000	1,831,000	1,849,000	1,092,000
Total consumer services	5,110,000	5,092,000	5,057,000	4,134,000
Business Services
Narrowband access subscribers	46,000	40,000	36,000	31,000
Broadband access subscribers	69,000	69,000	69,000	70,000
Web hosting accounts	119,000	112,000	109,000	106,000
Total business services	234,000	221,000	214,000	207,000
Total subscriber count at end of period	5,344,000	5,313,000	5,271,000	4,341,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Subscriber Activity
Subscribers at beginning of period	5,342,000	5,271,000	5,315,000	5,313,000
Gross organic subscriber additions	644,000	471,000	1,414,000	1,141,000
Acquired subscribers	70,000	34,000	70,000	34,000
Adjustment (b)	—	(753,000)	—	(753,000)
Churn	(712,000)	(682,000)	(1,455,000)	(1,394,000)
Subscribers at end of period	5,344,000	4,341,000	5,344,000	4,341,000

Churn rate (c)	4.4%	4.9%	4.5%	4.7%

Consumer Services Data
Average subscribers (d)	5,137,000	4,404,000	5,146,000	4,701,000
ARPU (e)	$18.60	$19.99	$18.72	$19.17
Churn rate (c)	4.5%	5.0%	4.6%	4.8%

Business Services Data
Average subscribers (d)	223,000	211,000	200,000	214,000
ARPU (e)	$67.72	$75.92	$52.96	$74.60
Churn rate (c)	2.9%	2.7%	2.9%	2.7%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) In April 2007, our wholesale contract with Embarq expired. As a result, we removed 753,000 EarthLink supported Embarq customers from our broadband subscriber count and total subscriber count.

(c)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period. Churn rate for the three and six months ended June 30, 2007 excludes the impact of the Embarq adjustment.

(d)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period. Average subscribers or accounts for the six month periods is calculated by averaging the ending monthly subscribers or accounts for the seven months preceding and including the end of the period.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(dollars in thousands)

Revenues	$332,096	$312,203	$(19,893)	-6%	$641,808	$636,609	$(5,199)	-1%

Operating costs and expenses:
Service and equipment costs	110,301	110,472	171	0%	200,373	221,630	21,257	11%
Sales incentives	2,392	5,367	2,975	124%	4,669	10,075	5,406	116%
Total cost of revenues	112,693	115,839	3,146	3%	205,042	231,705	26,663	13%

Sales and marketing	91,172	76,186	(14,986)	-16%	195,015	174,817	(20,198)	-10%
Operations and customer support	66,553	65,936	(617)	-1%	127,221	131,946	4,725	4%
General and administrative	31,441	30,517	(924)	-3%	62,651	74,870	12,219	20%
Amortization of intangible assets	3,122	3,542	420	13%	5,035	7,038	2,003	40%
Facility exit and restructuring costs	(117)	—	117	-100%	(117)	—	117	-100%
Total operating costs and expenses	304,864	292,020	(12,844)	-4%	594,847	620,376	25,529	4%

Income from operations	27,232	20,183	(7,049)	-26%	46,961	16,233	(30,728)	-65%
Net losses of equity affiliate	(15,351)	(40,054)	(24,703)	*	(22,942)	(69,400)	(46,458)	*
Gain on investments in other companies	352	210	(142)	-40%	352	210	(142)	-40%
Interest income and other, net	4,334	3,597	(737)	-17%	8,550	7,100	(1,450)	-17%
Income (loss) before income taxes	16,567	(16,064)	(32,631)	*	32,921	(45,857)	(78,778)	*
Provision for income taxes	—	226	226	*	—	395	395	*
Net income (loss)	$16,567	$(16,290)	$(32,857)	*	$32,921	$(46,252)	$(79,173)	*

* denotes percentage is not meaningful

Segment Results of Operations

Our business segments are strategic business units that are managed based upon differences in customers, services and marketing channels. Our Consumer Services segment provides dial-up Internet access, high-speed Internet access, municipal wireless broadband and voice services, among others, to individual customers. Our Business Services segment provides managed data networks, dedicated Internet access and web hosting, among others, to businesses and communications carriers.

We evaluate performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets and stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), as they are not evaluated in the measurement of segment performance.

The following tables set forth segment data for the periods indicated:

	Three Months Ended June 30,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$286,717	$264,115	$(22,602)	-8%
Cost of revenues	88,163	86,406	(1,757)	-2%
Gross margin	198,554	177,709	(20,845)	-10%
Direct segment operating expenses	156,877	141,258	(15,619)	-10%
Segment income from operations	$41,677	$36,451	$(5,226)	-13%

Business Services
Revenues	$45,379	$48,088	$2,709	6%
Cost of revenues	24,530	29,433	4,903	20%
Gross margin	20,849	18,655	(2,194)	-11%
Direct segment operating expenses	14,830	16,118	1,288	9%
Segment income from operations	$6,019	$2,537	$(3,482)	-58%

Consolidated
Revenues	$332,096	$312,203	$(19,893)	-6%
Cost of revenues	112,693	115,839	3,146	3%
Gross margin	219,403	196,364	(23,039)	-11%
Direct segment operating expenses	171,707	157,376	(14,331)	-8%
Segment income from operations	47,696	38,988	(8,708)	-18%
Stock-based compensation expense	3,734	2,898	(836)	-22%
Amortization of intangible assets	3,122	3,542	420	13%
Facility exit and restructuring costs	(117)	—	117	-100%
Other operating expenses	13,725	12,365	(1,360)	-10%
Income from operations	$27,232	$20,183	$(7,049)	-26%

	Six Months Ended June 30,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$578,184	$540,767	$(37,417)	-6%
Cost of revenues	176,211	172,230	(3,981)	-2%
Gross margin	401,973	368,537	(33,436)	-8%
Direct segment operating expenses	331,448	306,983	(24,465)	-7%
Segment income from operations	$70,525	$61,554	$(8,971)	-13%

Business Services
Revenues	$63,624	$95,842	$32,218	51%
Cost of revenues	28,831	59,475	30,644	106%
Gross margin	34,793	36,367	1,574	5%
Direct segment operating expenses	17,421	32,787	15,366	88%
Segment income from operations	$17,372	$3,580	$(13,792)	-79%

Consolidated
Revenues	$641,808	$636,609	$(5,199)	-1%
Cost of revenues	205,042	231,705	26,663	13%
Gross margin	436,766	404,904	(31,862)	-7%
Direct segment operating expenses	348,869	339,770	(9,099)	-3%
Segment income from operations	87,897	65,134	(22,763)	-26%
Stock-based compensation expense	7,402	10,778	3,376	46%
Amortization of intangible assets	5,035	7,038	2,003	40%
Facility exit and restructuring costs	(117)	—	117	-100%
Other operating expenses	28,616	31,085	2,469	9%
Income from operations	$46,961	$16,233	$(30,728)	-65%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$258,187	$231,729	$(26,458)	-10%	$522,418	$474,788	$(47,630)	-9%
Value-added services	28,530	32,386	3,856	14%	55,766	65,979	10,213	18%
Total revenues	$286,717	$264,115	$(22,602)	-8%	$578,184	$540,767	$(37,417)	-6%

Business Services
Access and service	$44,418	$47,327	$2,909	7%	$61,847	$94,282	$32,435	52%
Value-added services	961	761	(200)	-21%	1,777	1,560	(217)	-12%
Total revenues	$45,379	$48,088	$2,709	6%	$63,624	$95,842	$32,218	51%

Consolidated
Access and service	$302,605	$279,056	$(23,549)	-8%	$584,265	$569,070	$(15,195)	-3%
Value-added services	29,491	33,147	3,656	12%	57,543	67,539	9,996	17%
Total revenues	$332,096	$312,203	$(19,893)	-6%	$641,808	$636,609	$(5,199)	-1%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and wireless technologies, IP-based voice and fees charged for high-speed data networks to small and medium-sized businesses); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services, search and advertising revenues. Total revenues decreased from $332.1 million during the three months ended June 30, 2006 to $312.2 million during the three months ended June 30, 2007, which was comprised of a $22.6 million decrease in consumer services revenue offset by a $2.7 million increase in business services revenue. Total revenues decreased from $641.8 million during the six months ended June 30, 2006 to $636.6 million during the six months ended June 30, 2007, which was comprised of a $37.4 million decrease in consumer services revenue offset by a $32.2 million increase in business services revenue.

The decreases in consumer services revenue was primarily attributable to decreases in average consumer subscribers, from approximately 5.1 million during the three and six months ended June 30, 2006 to approximately 4.4 million and 4.7 million during the three and six months ended June 30, 2007, respectively. The increases in business services revenue was primarily attributable to increases in ARPU, from $67.72 during the three months ended June 30, 2006 to $75.92 during the three months ended June 30, 2007, and from $52.96 during the six months ended June 30, 2006 to $74.60 during the six months ended June 30, 2007. Contributing to the increase in business services revenue during the six months ended June 30, 2007 was an increase in average subscribers, from 200,000 during the six months ended June 30, 2006 to 214,000 during the six months ended June 30, 2007. The increases in business services ARPU and average subscribers were primarily driven by our acquisition of New Edge.

Consumer services revenue

Access and service. Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and wireless services; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased 10% to $231.7 million and 9% to $474.8 million during the three and six months ended June 30, 2007 compared to the prior year periods.  The decreases in consumer access and service revenues during the three and six months ended June 30, 2007 were primarily due to decreases in average subscribers, offset by an increase in consumer access and service ARPU.

Average consumer access and service subscribers decreased due to the removal of 753,000 Embarq subscribers from our subscriber count effective April 2007 and due to the migration of premium narrowband subscribers to broadband services and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. These decreases were offset by an increase in average PeoplePC subscribers; an increase in average retail broadband subscribers due to the continued growth in the market for broadband access and our and our partners’ efforts to promote broadband services; and an increase in average voice subscribers due to the launch of EarthLink DSL and Home Phone Service in eight additional markets during the end of 2006. We expect the mix of our narrowband subscriber base to continue to shift from premium narrowband access services to PeoplePC access services for the foreseeable future.

ARPU depends on a variety of factors, including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several consumer access services at different price plans and we provide services through retail and wholesale relationships. All of these have an effect on our overall ARPU.  Consumer access and service ARPU increased during the three and six months ended June 30, 2007 compared to the prior year periods due to an increase in broadband access and service ARPU, offset by a decrease in narrowband access and service ARPU.

The increase in broadband access and service ARPU was primarily due to a shift in the mix of our broadband customer base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers; an increase due to the increase in our voice subscribers; and an increase as we are still receiving certain revenues under the Embarq transition agreement. Partially offsetting these increases were general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers and the increased use of promotional pricing for our service offerings.

The decrease in narrowband access and service ARPU was due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the three and six months ended June 30, 2006, average PeoplePC access subscribers were 1.4 million representing approximately 40% of our average consumer narrowband customer base, and during the three and six months ended June 30, 2007, average PeoplePC access subscribers were 1.6 million, representing approximately 50% of our average consumer narrowband customer base.

Value-added services revenues. Value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to our Internet services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.  We derive these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce revenues; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; referring our customers to our partners’ products and services; and monthly fees charged for ancillary services.

Value-added services revenues increased 14% to $32.4 million and 18% to $66.0 million during the three and six months ended June 30, 2007, respectively, compared to the prior year periods due primarily to increases in sales of security products. Also contributing to the increase for the six months ended June 30, 2007 compared to the prior year period was increased search advertising revenues.

Business services revenue

Access and service. Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting. We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to present a web or e-commerce presence on the Internet.

Business access and service revenues increased from $44.4 million during the three months ended June 30, 2006 to $47.3 million during the three months ended June 30, 2007, and increased from $61.8 million during the six months ended June 30, 2006 to $94.3 million during the six months ended June 30, 2007. These increases were due to increases in both ARPU and average subscribers, which were attributable to the acquisition of New Edge in April 2006, offset by decreases in web hosting revenues primarily due to decreases in average web hosting accounts.

Our business broadband subscriber base consists of customers which are added through retail and wholesale relationships. Retail business services generally have an ARPU between $110 and $130 for non-networked solutions and an ARPU between $175 and $225 for networked solutions. Wholesale business services generally have an ARPU between $60 and $80. The pricing of broadband services for small and medium enterprises depends upon customer requirements for different service delivery methods, amounts of bandwidth, quality of service and distance from the points of presence, and may vary widely from these ranges. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Cost of revenues

Service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Service and equipment costs also include the cost of Internet appliances sold. Our principal provider for narrowband telecommunications services are Level 3 Communications, Inc., and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. We purchase broadband access from Incumbent Local Exchange Carriers, Competitive Local Exchange Carriers and cable providers. Cost of revenues also includes sales incentives. We also offer sales incentives such as free modems and Internet access on a trial basis.

Total cost of revenues increased 3% from $112.7 million during the three months ended June 30, 2006 to $115.8 million during the three months ended June 30, 2007, and increased 13% from $205.0 million during the six months ended June 30, 2006 to $231.7 million during the six months ended June 30, 2007. The increases were due to increases of $4.9 million and $30.6 million in business services cost of revenues during the three and six months ended June 30, 2007, respectively, compared to the prior year periods, offset by decreases of $1.8 million and $4.0 million in consumer services cost of revenues during the three and six months ended June 30, 2007, respectively, compared to the prior year periods. Business services cost of revenues increased during the three and six months ended June 30, 2007 due to increases in average monthly costs per subscriber, primarily as a result of acquired New Edge subscribers and their associated cost. Consumer services cost of revenues decreased during the three and six months ended June 30, 2007 due to the decreases in average subscribers. These decreases in consumer service cost of revenues were offset by increases in sales incentives due to an increase in modems and other equipment provided to customers resulting from the increase in IP-based voice subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased from $91.2 million during the three months ended June 30, 2006 to $76.2 million during the three months ended June 30, 2007, and decreased from $195.0 million during the six months ended June 30, 2006 to $174.8 million during the six months ended June 30, 2007. The decreases primarily consisted of decreases in consumer services sales and marketing expenses, offset by increases in business services sales and marketing expenses. The decreases in consumer services sales and marketing expenses were primarily attributable to decreased spending for our premium narrowband services, offset by an increase in sales and marketing expenses for our voice products and an increase due to the launch of municipal wireless broadband services. The increases in business services sales and marketing expenses were primarily due to the inclusion of New Edge sales and marketing expenses.  For the remainder of 2007, we plan to exercise discretion in spending sales and marketing resources in an effort to manage our overall cost structure.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses remained relatively constant at $66.6 million and $65.9 million during the three months ended June 30, 2006 and 2007, respectively. Operations and customer support expenses increased 4% from $127.2 million during the six months ended June 30, 2006 to $131.9 million during the six months ended June 30, 2007. The increase was primarily the result of an increase in business services operations and customer support expenses due to the inclusion of New Edge expenses. The increased expenses primarily consisted of increases in personnel-related costs and professional fees. Consumer services operations and customer support expenses remained relatively constant during the six months ended June 30, 2007 compared to the prior year period due to a decrease in customer support expenses for narrowband access, offset by an increase in expenses associated with our municipal wireless broadband initiative.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased 3% from $31.4 million during the three months ended June 30, 2006 to $30.5 million during the three months ended June 30, 2007, but increased 20% from $62.7 million during the six months ended June 30, 2006 to $74.9 million during the six months ended June 30, 2007. The decrease during the three months ended June 30, 2007 compared to the prior year period was attributable to a decrease in corporate general and administrative expenses, primarily personnel-related costs and professional and legal fees. The increase during the six months ended June 30, 2007 compared to the prior year period was due to an increase in corporate general and administrative expenses and an increase in business services general and administrative expenses. Corporate general and administrative expenses increased primarily due to $6.4 million of cash and non-cash compensation expense related to the death of Mr. Betty, as more fully described below, and an increase in legal fees. Business services general and administrative expenses increased due to the acquisition of New Edge, which caused an increase in general and administrative expenses and bad debt expense.

Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008.  During the six months ended June 30, 2007, we recorded stock-based compensation expense of $3.5 million related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr.

Betty’s stock options. We also recorded $1.5 million of compensation expense for a payment to Mr. Betty’s estate in accordance with his employment agreement.

Stock-based compensation expense

Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)
Sales and marketing	$862	$694	$1,703	$1,405
Operations and customer support	1,702	1,362	3,360	2,758
General and administrative	1,170	842	2,339	6,615
	$3,734	$2,898	$7,402	$10,778

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets was $3.1 million and $3.5 million during the three months ended June 30, 2006 and 2007, respectively, and $5.0 million and $7.0 million during the six months ended June 30, 2006 and 2007, respectively. The increases in amortization of intangible assets were primarily due to the amortization of identifiable definite lived intangible assets resulting from the acquisition of New Edge in April 2006.

Net losses of equity affiliate

We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO’s operating and financial policies. Accordingly, we record our proportionate share of HELIO’s net losses. These equity method losses are offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value. These increases, which result in decreases in the net losses of equity affiliate in our statements of operations, are being recorded over the estimated useful lives of the non-cash assets contributed. Net losses of equity affiliate for the three and six months ended June 30, 2006 of $15.4 million and $22.9 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. Net losses of equity affiliate for the three and six months ended June 30, 2007 of $40.1 million and $69.4 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. HELIO’s net loss has increased due to the start-up nature of HELIO’s operations and HELIO’s recent product launches. We expect HELIO’s net losses to continue to increase, and, as a result, we expect our net losses of equity affiliate to increase as we record our proportionate share of HELIO’s net losses.

Interest income and other, net

Interest income and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on our Covad investment; and interest incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”). Interest income and other, net, decreased from $4.3 million during the three months ended June 30, 2006 to $3.6 million during the three months ended June 30, 2007, and decreased from $8.6 million during the six months ended June 30, 2006 to $7.1 million during the six months ended June 30, 2007. These decreases were primarily due to interest expense incurred on our Notes, offset by an increase in interest income. The Notes were issued in November 2006 in a registered offering and bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter.

Interest income increased due to higher investment yields on our cash and marketable securities and increases in our average cash and marketable securities balance. Also contributing to the increase in interest income for the six month period was interest earned on our Covad investment, as we began earning interest on our investment in March 2006. Our weighted average investment yields increased from approximately 5.1% and 4.6% during three and six months ended June 30, 2006, respectively, to approximately 5.2% during the three and six months ended June 30, 2007, as the U.S. Federal Reserve Bank increased interest rates during the first half of 2006. Our average cash and marketable securities balance increased from $268.5 million and $332.7 million during the three and six months ended June 30, 2006, respectively, to $379.2 million and $381.2 million during the three and six months ended June 30, 2007, respectively. Our average cash and investment balances increased over the past year as a result of cash raised by the issuance of convertible senior notes and cash provided by operations, offset by investments in the HELIO joint venture, investments in our growth initiatives and capital expenditures.

Provision for income taxes

We have recorded income taxes during the three and six months ended June 30, 2007 based on management’s current expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

We continue to maintain a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2006 and 2007:

	Six Months Ended June 30,
	2006	2007
	(in thousands)

Net income (loss)	$32,921	$(46,252)
Non-cash items	52,122	106,086
Changes in working capital	(26,423)	(26,673)
Net cash provided by operating activities	$58,620	$33,161

Net cash used in investing activities	$(122,870)	$(68,339)

Net cash (used in) provided by financing activities	$(19,958)	$4,432

Operating activities

Net cash provided by operating activities decreased during the six months ended June 30, 2007 compared to the prior year period. This was primarily due to an increase in costs related to our growth initiatives, including municipal wireless broadband and IP-based voice services, as we used cash generated from our core access services to fund these initiatives, and an increase in costs due to the acquisition of New Edge. Cash flows from operating activities have been adversely affected in 2007 due to funding of our growth initiatives in the form of increased operating and sales and marketing expenses; however, we are exploring ways to scale our growth initiatives economically and ways to more effectively manage expenses associated with our core access services.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation and non-cash disposals and impairments of fixed assets. Non-cash items increased during the six months ended June 30, 2007 compared to the prior year period due to an increase in net losses of equity affiliate, an increase in stock-based compensation expense and an increase in depreciation and amortization expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements remained relatively constant at $26.4 million and $26.7 million during the six months ended June 30, 2006 and 2007, respectively.

Investing activities

Cash used for investing activities decreased during the six months ended June 30, 2007 compared to the prior year period, which was due to a decrease in cash used for investments in other companies, investments in HELIO and cash used for our acquisition of New Edge in 2006, offset by an increase in net purchases of investments in marketable securities and an increase in capital expenditures. Our investing activities used cash of $122.9 million during the six months ended June 30, 2006. This consisted primarily of $108.7 million net cash paid to acquire New Edge, our $50.0 million investment in Covad, our $10.0 million investment in Current Communications, Group LLC and $39.5 million of contributions to HELIO. In addition, we used $13.9 million for capital expenditures, primarily associated with network and technology center related projects and $1.8 million to purchase subscriber bases from other ISPs. Offsetting these investing outlays were proceeds of $101.7 million from sales and maturities of investments in marketable securities, net of purchases.

Our investing activities used cash of $68.3 million during the six months ended June 30, 2007. This consisted primarily of $26.8 million of capital expenditures, primarily associated with network and technology center related projects, $19.5 million of contributions to HELIO, $19.3 million of purchases of investments in marketable securities, net of sales and maturities, and $2.9 million to purchase subscriber bases from other ISPs. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. In addition, management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases, and we may invest in or acquire other companies.

Financing activities

Our financing activities used cash of $20.0 million during the six months ended June 30, 2006. This consisted primarily of $21.1 million used to purchase 2.3 million shares of our common stock and $2.0 million used to repay a note payable. Partially offsetting cash used for financing activities were proceeds from the exercise of stock options of $3.2 million during the six months ended June 30, 2006. Our financing activities provided cash of $4.4 million during the six months ended June 30, 2007, which primarily consisted of proceeds from the exercise of stock options. The decrease in net cash used in (provided by) financing activities from the prior year period was primarily due to a decrease in purchases of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $550.0 million to repurchase our common stock under our share repurchase program. As of July 31, 2007, we had utilized approximately $454.7 million pursuant to the authorizations and had $95.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. We have not repurchased common stock under this program since October 2006.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of approximately $372.0 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use cash to fund our HELIO joint venture. HELIO is our joint venture with SK Telecom that markets wireless voice and data services in the U.S. Pursuant to the Contribution and Formation Agreement, we invested a total of $180.0 million of cash to date, including $19.5 million that was invested in the first six months of 2007.

In July 2007, we and SK Telecom entered into a loan agreement with HELIO pursuant to which we and SK Telecom could lend up to $200.0 million to HELIO. Under the terms of the agreement, each of us and SK Telecom could purchase up to $100.0 million of HELIO’s secured promissory notes (the “Promissory Notes”).  The Promissory Notes may be purchased by us and SK Telecom from time to time over a one year period commencing on the date of the agreement.  The Promissory Notes will bear interest at 10.00% per annum, payable at maturity, and may be pre-paid by HELIO at any time without penalty.  The Promissory Notes mature on July 23, 2010, unless amounts become due and payable earlier by acceleration or otherwise.

In July 2007, we and SK Telecom each purchased initial Promissory Notes of $30.0 million. Any future investments in HELIO could adversely affect our cash position.

We have expended and will continue to expend significant resources enhancing our existing services and developing, acquiring, implementing and launching new services. These uses of cash have been in the form of initial product development and infrastructure costs, followed by sales and marketing costs to add customers that will generate recurring revenues. However, we are exploring ways to scale our growth initiatives economically in order to improve the returns on our investments. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure and to build wireless broadband networks in certain municipalities. The actual amount of capital expenditures in 2007 as well as in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time, including the result of our reassessment of our business strategy. In connection with the evaluation of our municipal wireless broadband business, if we seek to modify agreements with municipalities to build out their wireless networks, we could incur additional costs. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to continue to use cash to acquire and retain new and existing subscribers for our core access services.

Our cash requirements depend on numerous factors, including, the rate of market acceptance of our and HELIO’s services, our ability to successfully develop new revenue sources, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our sales and marketing programs. We also could use cash to repurchase common stock under our existing share repurchase program.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our core access operations. As of June 30, 2007, we had $127.6 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $229.5 million and $26.2 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 in a registered offering, which includes the exercise by the underwriters of their option to purchase an additional $33.8 million to cover over-allotments. We received net proceeds of $251.6 million after transaction fees of $7.2 million. We used $15.1 million of the proceeds for hedge transactions to reduce the potential dilution upon conversion of the convertible senior notes. The remaining proceeds will be used for general corporate purposes, which may include expenditures related to our growth initiatives.

We have a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out our municipal wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of June 30, 2007, we had acquired approximately $8.1 million of equipment pursuant to the financing agreement.

Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, as a result of other investment activities, we may seek additional financing in the future. Except for our financing lease agreement discussed above, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce our planned capital expenditures and/or suspend or reduce our investment activities, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO has developed its business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three and six months ended June 30, 2006, fees received for services provided to HELIO were $0.5 million and $1.2 million, respectively. During the three and six months ended June 30, 2007, fees received for services provided to HELIO were $0.5 million and $0.9 million, respectively.

We also market HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three and six months ended June 30, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were minimal.

In July 2007, we entered into a loan agreement with HELIO pursuant to which we could lend up to $100.0 million to HELIO in the form of Promissory Notes. Also in July 2007, EarthLink purchased initial Promissory Notes of $30.0 million.

eCompanies

During the three months ended June 30, 2007, we received a $0.2 million cash distribution as a result of our investment in eCompanies Venture Group, L.P. (“EVG”). Sky Dayton, a member of our Board of Directors, is a founding partner in EVG.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the investment may decline. To minimize this risk, we have historically held investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain a portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2006 and June 30, 2007, net unrealized losses in these investments were not material.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2006 and June 30, 2007. This table does not include money market funds because those funds are not subject to interest rate risk.

	As of December 31, 2006		As of June 30, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$46,289	$46,289	$14,156	$14,156
Weighted average interest rate	5.3%		5.2%
Weighted average maturity (mos.)	1.0		1.7

Included in marketable securities-short-term	$215,181	$214,947	$229,762	$229,546
Weighted average interest rate	5.2%		5.2%
Weighted average maturity (mos.)*	2.7		2.3

Included in marketable securities-long-term	$21,497	$21,460	$26,251	$26,198
Weighted average interest rate	5.2%		5.2%
Weighted average maturity (mos.)	19.3		20.1

* The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% per year thereafter. As of December 31, 2006 and June 30, 2007, the carrying value of our convertible senior notes was $258.8 million, and the fair value was approximately $277.3 million and $277.9 million, respectively, which was based on quoted market prices.

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

The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2006 and June 30, 2007:

	As of December 31, 2006		As of June 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estiated Fair Value
	(dollars in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$48,325	$48,325	$44,123	$44,123
Not practicable to estimate fair value	11,000	N/A	11,000	N/A
Call options	47,162	58,361	47,162	59,981

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

EarthLink held its 2007 annual meeting of stockholders on May 1, 2007. The following summarizes the voting results for the two proposals submitted for a vote of the stockholders at that meeting:

Proposal 1.  To elect Terrell B. Jones and Linwood A. Lacy, Jr. to EarthLink’s Board of Directors as Class II directors for a three-year term.

	Terrell B. Jones	Linwood A. Lacy, Jr.
Votes For	107,786,735 shares	105,964,337 shares
Votes Abstained	9,618,073 shares	11,440,471 shares

In addition, the terms of the following directors continued after the annual meeting: Sky D. Dayton, Marce Fuller, William H. Harris, Jr., Robert M. Kavner and Thomas E. Wheeler.

Proposal 2. To ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors to serve as EarthLink’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes For—116,669,544 shares

Votes Against—587,911 shares

Votes Abstained—147,351 shares

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

EARTHLINK, INC.

Date:	August 6, 2007	/s/ ROLLA P. HUFF
Rolla P. Huff, Chief Executive Officer

Date:	August 6, 2007	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)