Form 10-Q
period 2007-09-30
EARTHLINK INC
filed 2007-11-02
CIK 1102541

 x

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 120,362,832 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2007

PART I

Item 1. Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,369	$95,005
Investments in marketable securities	214,947	208,572
Accounts receivable, net of allowance of $8,062 and $7,311 as of December 31, 2006 and September 30, 2007, respectively	51,054	52,434
Prepaid expenses	14,831	10,930
Other current assets	17,549	16,070
Total current assets	456,750	383,011
Long-term investments in marketable securities	21,460	30,272
Property and equipment, net	96,620	108,241
Investment in equity affiliate	61,743	—
Investments in other companies	59,325	54,351
Purchased intangible assets, net	59,798	54,164
Goodwill	202,277	202,277
Other long-term assets	10,066	10,740
Total assets	$968,039	$843,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,298	$36,433
Accrued payroll and related expenses	41,079	31,337
Other accounts payable and accrued liabilities	94,882	121,237
Deferred revenue	53,511	47,332
Total current liabilities	230,770	236,339

Long-term debt	258,750	258,750
Other long-term liabilities	19,855	23,281
Total liabilities	509,375	518,370

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006 and September 30, 2007	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 184,545 and 185,892 shares issued as of December 31, 2006 and September 30, 2007, respectively, and 122,634 and 120,061 shares outstanding as of December 31, 2006 and September 30, 2007, respectively	1,845	1,859
Additional paid-in capital	2,016,578	2,038,823
Warrants to purchase common stock	259	231
Accumulated deficit	(1,044,995)	(1,174,656)
Treasury stock, at cost, 61,911 and 65,831 shares as of December 31, 2006 and September 30, 2007, respectively	(508,232)	(533,204)
Unrealized losses on investments	(6,791)	(8,367)
Total stockholders’ equity	458,664	324,686
Total liabilities and stockholders’ equity	$968,039	$843,056

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
	(unaudited)

Revenues	$331,309	$298,764	$973,117	$935,373

Operating costs and expenses:
Service and equipment costs	112,790	108,974	313,163	330,604
Sales incentives	2,644	3,918	7,313	13,993
Total cost of revenues	115,434	112,892	320,476	344,597

Sales and marketing	95,298	75,916	292,422	255,132
Operations and customer support	64,293	58,031	189,405	185,578
General and administrative	33,286	29,157	95,937	104,027
Amortization of intangible assets	3,372	3,836	8,407	10,874
Facility exit and restructuring costs	—	54,820	(117)	54,820
Total operating costs and expenses	311,683	334,652	906,530	955,028

Income (loss) from operations	19,626	(35,888)	66,587	(19,655)
Net losses of equity affiliate	(26,174)	(41,895)	(49,116)	(111,295)
Gain (loss) on investments in other companies, net	25	(5,810)	377	(5,600)
Interest income and other, net	3,272	4,182	11,822	11,282
Income (loss) before income taxes	(3,251)	(79,411)	29,670	(125,268)
Provision (benefit) for income taxes	(69)	(30)	(69)	365
Net income (loss)	$(3,182)	$(79,381)	$29,739	$(125,633)

Basic net income (loss) per share	$(0.02)	$(0.65)	$0.23	$(1.02)
Diluted net income (loss) per share	$(0.02)	$(0.65)	$0.22	$(1.02)

Basic weighted average common shares outstanding	128,321	121,864	130,863	122,772
Diluted weighted average common shares outstanding	128,321	121,864	132,769	122,772

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2007
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$29,739	$(125,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,796	40,803
Loss on disposals and impairments of fixed assets	820	15,054
Net losses of equity affiliate	49,116	111,295
(Gain) loss on investments in other companies, net	(377)	5,600
Stock-based compensation	10,869	15,138
Deferred income taxes	221	206
Decrease (increase) in accounts receivable, net	1,468	(1,588)
(Increase) decrease in prepaid expenses and other assets	(2,582)	442
Decrease in accounts payable and accrued and other liabilities	(30,344)	(976)
Decrease in deferred revenue	(3,696)	(5,797)
Other	(797)	(51)
Net cash provided by operating activities	88,233	54,493

Cash flows from investing activities:
Purchases of property and equipment	(24,395)	(42,317)
Purchases of subscriber bases	(2,636)	(6,501)
Proceeds from sales of fixed assets	8	36
Investments in marketable securities
Purchases	(68,174)	(337,835)
Sales and maturities	192,828	335,701
Purchase of business, net	(108,663)	—
Investments in and net advances to/from equity affiliate	(78,232)	(48,913)
Investments in other companies	(60,000)	—
Other investing activities	(426)	1,417
Net cash used in investing activities	(149,690)	(98,412)

Cash flows from financing activities:
Repayment of note payable	(2,000)	—
Principal payments under capital lease obligations	(26)	(149)
Proceeds from exercises of stock options and other	3,689	5,676
Repurchases of common stock	(79,847)	(24,972)
Net cash used in financing activities	(78,184)	(19,445)

Net decrease in cash and cash equivalents	(139,641)	(63,364)
Cash and cash equivalents, beginning of period	173,294	158,369
Cash and cash equivalents, end of period	$33,653	$95,005

Significant non-cash transactions:
Assets acquired pursuant to capital lease agreement	$—	$2,927

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Organization

EarthLink, Inc. (“EarthLink” or the “Company”) provides integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies. EarthLink’s core service offerings are dial-up and wireline broadband Internet access services and value-added services. Additional service offerings include IP-based voice services, municipal wireless broadband services and services for business customers.

2. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2006 and 2007 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the “Annual Report”). All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2007.

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

4. Facility Exit and Restructuring Costs

In August 2007, the Board of Directors of EarthLink approved a restructuring plan (the “Plan”). The Plan is intended to reduce costs and improve the efficiency of the Company’s operations. The Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the Plan, the Company is reducing its workforce by approximately 900 employees, consolidating its office facility in Atlanta, Georgia and closing office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The Plan is being implemented during the third and fourth quarters of 2007. In connection with the Plan, the Company expects to record total costs of approximately $60.0 to $70.0 million, including $30.0 to $34.0 million for severance and personnel-related costs, $10.0 to $13.0 million for lease termination and facilities-related costs, $10.0 to $11.0 million for non-cash asset impairments and $10.0 to $12.0 million for other associated costs. Approximately $59.0 to $69.0 million of total expected facility exit and restructuring costs relate to the Consumer Services segment and approximately $1.0 million relate to the Business Services segment.

The Company accounts for facility exit and applicable restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased intangible assets. The Company accounts for post-employment benefits paid under the Company’s severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits.”

As a result of the Plan, EarthLink recorded facility exit and restructuring costs of $54.8 million during the three and nine months ended September 30, 2007, including $33.9 million for severance and personnel-related costs; $0.7 million for lease termination and facilities-related costs; $10.4 million for non-cash asset impairments; and $9.8 million for other associated costs. Approximately $54.0 million of total facility exit and restructuring costs recorded during the three and nine months ended September 30, 2007 relate to the Consumer Services segment and approximately $0.8 million relate to the Business Services segment. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations. The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to the Company. The impairment charges recorded during the three and nine months ended September 30, 2007 related to the Company’s Consumer Services segment and have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

The following table summarizes activity for the liability balances associated with the Plan for the period, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	33,939	729	10,381	9,771	54,820
Payments	(1,666)	—	—	(5,044)	(6,710)
Non-cash items	—	—	(10,381)	(371)	(10,752)
Balance as of September 30, 2007	$32,273	$729	$—	$4,356	$37,358

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of September 30, 2007, approximately $36.8 million associated with the Plan was classified as other accounts payable and accrued liabilities and $0.6 million was classified as other long-term liabilities.

5. Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units, convertible debt and contingently issuable shares (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, warrants, convertible debt and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units and contingently issuable shares are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds were computed as the sum of the amount the employee must pay upon exercise and the amounts of unrecognized compensation cost attributed to future services.

The following table sets forth the computation for basic and diluted net income per share for the nine months ended September 30, 2006:

Nine Months Ended
September 30, 2006

Net income (A)	$29,739

Basic weighted average common shares outstanding (B)	130,863
Dilutive effect of Common Stock Equivalents	1,906
Diluted weighted average common shares outstanding (C)	132,769

Basic net income per share (A/B)	$0.23
Diluted net income per share (A/C)	$0.22

During the nine months ended September 30, 2006, approximately 14.8 million options and warrants were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the period.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended September 30, 2006 and for the three and nine months ended September 30, 2007 because such inclusion would have an anti-dilutive effect. As of September 30, 2007, the Company had 19.9 million options outstanding, 28.5 million warrants outstanding and 2.4 million restricted stock units and phantom share units outstanding. These options, warrants, restricted stock units and phantom share units could be dilutive in future periods. In addition, approximately 28.4 million shares underlie the Company’s convertible debt instruments, which could be dilutive in future periods.

6. Investments

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

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the

Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). As of December 31, 2006, gross unrealized losses for investments in marketable securities were $0.3 million and gross unrealized gains were nominal. As of September 30, 2007, both gross unrealized losses and gross unrealized gains for investments in marketable securities were nominal. The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of these investments based on the underlying contractual arrangement.

Realized gains and losses on investments in marketable securities are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis. The Company has not realized any significant gains or losses on its investments in marketable securities during the periods presented.

Investments in other companies

As of December 31, 2006 and September 30, 2007, minority investments in other companies were $59.3 million and $54.4 million, respectively, and are classified as investments in other companies in the Condensed Consolidated Balance Sheets. The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized (losses) gains included in stockholders’ equity and accumulated other comprehensive income (loss). Minority investments in other companies as of December 31, 2006 and September 30, 2007 included $11.0 million and $10.0 million, respectively, of investments carried at cost and $48.3 million and $44.4 million, respectively, of investments recorded at fair value. As of December 31, 2006 and September 30, 2007, gross unrealized losses were $6.5 million and $8.4 million, respectively, and there were no gross unrealized gains.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. Management also regularly evaluates whether declines in the fair values of its investments below their cost are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment for a period of time to recover the cost basis of the investment. During the three and nine months ended September 30, 2007, the Company recognized $7.0 million of losses due to declines of the value of investments in other companies that were deemed other than temporary. During the three and nine months ended September 30, 2006, the Company did not recognize any losses due to other-than-temporary declines of the value of investments in other companies.

During the three and nine months ended September 30, 2007, the Company received $1.2 million and $1.4 million in cash distributions, respectively, from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that has invested in domestic Internet-related companies, which were recorded as gains on investments in other companies in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2006, the Company recorded a $0.4 million gain on investments in other companies resulting from an EVG distribution.

Investment in equity affiliate

The Company has a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers. Pursuant to the HELIO Contribution and Formation Agreement, the Company has contributed $220.0 million of cash and non-cash assets to date, including $122.0 million during 2005, $78.5 million during 2006 and $19.5 million during the nine months ended September 30, 2007. As of December 31, 2006, both EarthLink’s and SK Telecom’s economic ownership interest in HELIO was approximately 48 percent and EarthLink’s and SK Telecom’s voting interest was 50 percent. As of September 30, 2007, both EarthLink’s and SK Telecom’s economic ownership interest in HELIO was approximately 47 percent and EarthLink’s and SK Telecom’s voting interest was 50 percent.

In July 2007, EarthLink and SK Telecom entered into a loan agreement with HELIO pursuant to which EarthLink and SK Telecom could lend up to $200.0 million to HELIO and each made an initial loan to HELIO of $30.0 million. Under the terms of the agreement, EarthLink and SK Telecom may each purchase from HELIO up to $100.0 million of HELIO’s secured promissory notes (the “Promissory Notes”). The Promissory Notes may be purchased by EarthLink and SK Telecom from time to time over a one year period commencing on the date of the agreement. The Promissory Notes bear interest at 10.0% per annum, payable at maturity, and may be pre-paid by HELIO at any time without penalty. The Promissory Notes mature on July 23, 2010, unless amounts become due and payable earlier by acceleration or otherwise.

The Company accounts for its investments in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies. As a result, the Company records its proportionate share of HELIO’s net loss in its Condensed Consolidated Statements of Operations. The Company is amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increases the carrying value of the Company’s equity investment and decreases the net losses of equity affiliate included in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2006, the Company recorded $26.2 million and $49.1 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments. During the three and nine months ended September 30, 2007, the Company recorded $41.9 million and $111.3 million, respectively, of net losses of equity affiliate related to its HELIO investments, which is net of amortization of basis differences and certain other equity method accounting adjustments.

During the three months ended September 30, 2007, EarthLink discontinued recording additional net losses of equity affiliate because its investments in HELIO, including the $30.0 million loaned to HELIO in July 2007, were reduced to zero, and EarthLink is not committed to provide further financial support to HELIO. If HELIO subsequently reports net income, EarthLink will resume applying the equity method only after its share of net income exceeds the share of net losses not recognized since the Company discontinued recording equity method losses.

The following table presents summarized statement of operations information of HELIO for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)

Revenues	$12,794	$51,684	$23,986	$115,228
Operating loss	(64,886)	(91,849)	(124,879)	(241,934)
Net loss	(62,321)	(92,303)	(117,798)	(239,284)

7. Purchased Intangible Assets and Goodwill

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007:

	As of December 31, 2006			As of September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Subscriber bases and customer relationships	$384,336	$(337,708)	$46,628	$390,425	$(347,909)	$42,516
Software, technology and other	3,864	(1,551)	2,313	3,892	(3,101)	791
Trade names	10,857	—	10,857	10,857	—	10,857

Total	$399,057	$(339,259)	$59,798	$405,174	$(351,010)	$54,164

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2007 represents the amortization of definite lived intangible assets. The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite lived intangible assets consist of trade names. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. As of December 31, 2006 and September 30, 2007, the weighted average amortization periods were 3.3 years for subscriber base assets and customer relationships and 4.1 years for software and technology. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $5.5 million during the three months ending December 31, 2007 and $13.8 million, $10.6 million, $7.2 million, $6.0 million and $0.2 million during the years ending December 31, 2008, 2009, 2010, 2011 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other factors.

8. Long-Term Debt

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 109.6491 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $9.12 per share). Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the Notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024. The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2006 and September 30, 2007, the fair value of the Notes was approximately $277.3 million and $287.1 million, respectively, based on quoted market prices.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”). The Company purchased call options to cover approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances, which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock, subject to adjustment in certain circumstances. See Note 9, “Stockholders’ Equity,” for more information on the Call Spread Transactions.

9. Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)
Net income (loss)	$(3,182)	$(79,381)	$29,739	$(125,633)
Net unrealized gains (losses) on investments	(10,715)	452	(5,331)	(3,235)
Total comprehensive income (loss)	$(13,897)	$(78,929)	$24,408	$(128,868)

The net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2006 and 2007 was primarily due to the change in estimated fair value of the Company’s investments in other companies as a result of changes in the closing prices of the common stock of these companies during the respective periods.

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock, including $200.0 million that was authorized in August 2007. As of September 30, 2007, the Company had $270.3 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The following table summarizes share purchases during the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)
Number of shares purchased	8,049	3,920	10,539	3,920
Aggregate purchase price	$58,705	$24,972	$79,847	$24,972

Call Spread Transactions

In connection with the issuance of the Notes (see Note 8, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes. The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Notes or the first day all of the related Notes are no longer outstanding due to conversion or otherwise. As of December 31, 2006 and September 30, 2007, the estimated fair value of the call options was $58.4 million and $63.3 million, respectively.

The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates from March 2012 through July 2012. The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006 and September 30, 2007, the estimated fair value of the warrants was $41.0 million and $43.9 million, respectively.

The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds from the sale of the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in fair value of the agreements in its financial statements.

10. Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $3.4 million and $10.8 million during the three and nine months ended September 30, 2006, respectively, and $4.3 million and $15.1 million during the three and nine months ended September 30, 2007, respectively. The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

Included in stock-based compensation expense for the nine months ended September 30, 2007 was $4.9 million of stock-based compensation expense related to Charles G. Betty, EarthLink’s former President and Chief Executive Officer. Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the nine months ended September 30, 2007, EarthLink recorded stock-based compensation of $3.5 million related to the accelerated vesting of 1.1 million stock options and 120,000 restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty’s stock options.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. Restricted stock units generally vest over terms of one and a half years to four years from the date of grant.

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2006 and September 30, 2007, approximately 29,000 and 40,000 phantom share units, respectively, were outstanding.

Warrants

Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. As of September 30, 2007, warrants to purchase a total of 52,000 shares of common stock were outstanding at an exercise price of $5.50. The warrants were exercised in October 2007.

During the year ended December 31, 2006, the Company sold warrants in connection with the issuance of Notes permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock. See Note 9, “Stockholders’ Equity,” for a description of those warrants.

Options Outstanding

                The following table summarizes information concerning stock option activity as of and for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2006	20,470	$11.27
Granted	2,711	7.28
Exercised	(923)	7.22
Forfeited and expired	(2,343)	10.82
Outstanding as of September 30, 2007	19,915	$10.97	6.1	$7,945

Vested and expected to vest as of September 30, 2007	15,935	$11.67	5.5	$5,975

Exercisable as of September 30, 2007	13,148	$12.43	4.9	$3,995

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2007 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.6 million and $2.4 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.5 million and $1.7 million, respectively. The intrinsic value of stock options exercised represents the difference between the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.

The following table summarizes the status of the Company’s stock options as of September 30, 2007:

Stock Options Outstanding					Stock Options
			Weighted		Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		Outstanding	Life	Price	Exercisable	Price
		(in thousands)			(in thousands)
$4.85	$6.13	1,728	5.1	$5.58	1,364	$5.68
6.31	7.02	2,198	8.8	6.88	187	6.51
7.10	7.82	2,930	8.9	7.37	1,260	7.38
7.99	9.24	2,261	6.7	8.93	1,618	8.90
9.25	9.89	2,236	5.9	9.58	1,353	9.63
9.93	10.06	2,166	2.9	10.06	2,166	10.06
10.36	10.51	1,981	7.4	10.37	1,129	10.37
10.56	15.63	1,991	6.5	11.49	1,647	11.55
16.82	51.44	2,424	2.3	26.91	2,424	26.91
$4.85	$51.44	19,915	6.1	$10.97	13,148	$12.43

Valuation Assumptions for Stock Options

The fair value of stock options granted during the nine months ended September 30, 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2007

Dividend yield	0%	0%
Expected volatility	44%	39%
Risk-free interest rate	4.90%	4.81%
Expected life	4.4 years	4.3 years

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2007 was $3.73 and $2.79, respectively.

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company’s historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of prices for actively traded options on the Company’s stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period stock options expected to vest remain outstanding.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the nine months ended September 30, 2007:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

Nonvested as of December 31, 2006	1,180,000	$8.57
Granted	1,679,000	6.92
Vested	(330,000)	5.63
Forfeited	(176,000)	7.94
Nonvested as of September 30, 2007	2,353,000	7.25

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2006 and 2007 was $9.27 and $6.92, respectively. As of September 30, 2007, there was $13.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2007 was $1.2 million and $2.5 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

11. Income Taxes

EarthLink has recorded income taxes for the three and nine months ended September 30, 2007 based on management’s current expectations for the results of operations for the year ending December 31, 2007 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and APB Opinion No. 28, “Interim Financial Reporting.”

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

12. Related Party Transactions

Upon HELIO’s formation, EarthLink and HELIO entered into a services agreement for EarthLink to provide to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO has developed its business, the extent to which HELIO relies on EarthLink to provide these services has decreased. EarthLink believes that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it had purchased these services from third parties. The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three and nine months ended September 30, 2006, fees received for services provided to HELIO were $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2007, fees received for services provided to HELIO were $0.4 million and $1.3 million, respectively.

EarthLink also markets HELIO’s products and services and purchases wireless Internet access devices and services from HELIO. During the three and nine months ended September 30, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were nominal.

In July 2007, EarthLink entered into a loan agreement with HELIO pursuant to which EarthLink could lend up to $100.0 million to HELIO in the form of Promissory Notes (see Note 6, “Investments”). Also in July 2007, EarthLink purchased initial Promissory Notes of $30.0 million.

eCompanies

During the three and nine months ended September 30, 2007, the Company received $1.2 million and $1.4 million, respectively, in cash distributions as a result of its investment in EVG. Sky Dayton, a member of EarthLink’s Board of Directors, is a founding partner in EVG.

13. Segment Information

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

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, facility exit and restructuring costs, and stock-based compensation expense under SFAS No. 123(R), as they are not considered in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income (loss) from operations for the three and nine months ended September 30, 2006 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Consumer Services
Revenues	$282,259	$251,293	$860,443	$792,060
Cost of revenues	86,117	83,531	262,328	255,761
Gross margin	196,142	167,762	598,115	536,299
Direct segment operating expenses	158,791	135,936	490,239	442,919
Segment operating income	$37,351	$31,826	$107,876	$93,380

Business Services
Revenues	$49,050	$47,471	$112,674	$143,313
Cost of revenues	29,317	29,361	58,148	88,836
Gross margin	19,733	18,110	54,526	54,477
Direct segment operating expenses	17,724	12,257	35,145	45,044
Segment operating income	$2,009	$5,853	$19,381	$9,433

Consolidated
Revenues	$331,309	$298,764	$973,117	$935,373
Cost of revenues	115,434	112,892	320,476	344,597
Gross margin	215,875	185,872	652,641	590,776
Direct segment operating expenses	176,515	148,193	525,384	487,963
Segment operating income	39,360	37,679	127,257	102,813
Stock-based compensation expense	3,424	4,303	10,826	15,081
Amortization of intangible assets	3,372	3,836	8,407	10,874
Facility exit and restructuring costs	—	54,820	(117)	54,820
Other operating expenses	12,938	10,608	41,554	41,693
Income (loss) from operations	$19,626	$(35,888)	$66,587	$(19,655)

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

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2006 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Consumer Services
Access and service	$252,390	$219,381	$774,808	$694,169
Value-added services	29,869	31,912	85,635	97,891
Total revenues	$282,259	$251,293	$860,443	$792,060

Business Services
Access and service	$48,223	$46,833	$110,070	$141,115
Value-added services	827	638	2,604	2,198
Total revenues	$49,050	$47,471	$112,674	$143,313

Consolidated
Access and service	$300,613	$266,214	$884,878	$835,284
Value-added services	30,696	32,550	88,239	100,089
Total revenues	$331,309	$298,764	$973,117	$935,373

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

The Company has not provided information about geographic segments because substantially all of the Company’s revenues, results of operations and identifiable assets are in the United States.

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

Overview

EarthLink, Inc. provides integrated communication services and related value-added services to individual consumers and business customers utilizing Internet Protocol, or IP, based technologies. Our core service offerings are dial-up and wireline broadband Internet access services and value-added services. Additional services offerings include IP-based voice services, municipal wireless broadband services and our services for business customers.

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

Industry Background

We operate in the Internet access market, which is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, new service and product introductions and intense competition. The Internet access market has reached a mature stage of growth; however, growth is expected to continue at a slow rate as more services become available online, Internet access prices remain low, computer prices continue to decline and consumers increasingly gain access at places outside the home.

In the last few years, the composition of the Internet access market has changed and the number of households with broadband access surpassed the number of households with dial-up access. Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and “always on” connection. The pricing for broadband services, particularly for introductory promotional periods, services bundled with video and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads and photo sharing require greater bandwidth for optimal performance, which adds to the demand for broadband access.

Currently, most residential broadband consumers access the Internet via DSL or cable. An increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, are now available. The availability of these alternatives may further encourage future broadband deployment and market penetration. However, there is uncertainty regarding mass consumer adoption. The growth of mobile devices that support email and sales of laptop computers and other mobile devices create an increasing need for portable and mobile Internet access. In addition, one of the outgrowths from the rapid deployment of broadband connectivity has been the adoption of Voice over Internet Protocol (“VoIP”). VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP technology presents several advantages over the technology used in traditional wireline telephone networks and enables VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features.

Revenue Sources

We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and wireless technologies; and IP-based voice) and value-added services (including ancillary services sold as add-on feature to our services, search and advertising). We earn revenues primarily from monthly fees charged to customers for services. We also earn revenues from usage fees; installation fees; termination fees; and fees for equipment used to access our services. Total revenues decreased from $331.3 million during the three months ended September 30, 2006 to $298.8 million during the three months ended September 30, 2007, and decreased from $973.1 million during the nine months ended September 30, 2006 to $935.4 million during the nine months ended September 30, 2007. The decreases in total revenues were primarily due to decreases in narrowband access revenues, offset by increases in IP-based voice services revenues and value-added services revenues. Our traditional, premium-priced narrowband revenues have been declining due to the maturity of this service. In addition, the mix of our narrowband customers continues to shift towards value-priced narrowband access. The decrease in revenues during the nine month period was also offset by an increase in revenues due to our acquisition of New Edge Networks in April 2006.

Business Strategy and Risks

Our recent business strategy has been to generate profits from our existing core access services and to reinvest the cash generated from these services into various growth initiatives with the objective of generating a return on our investments. These growth initiatives include VoIP services, municipal wireless broadband services and business services. VoIP and municipal wireless broadband services are still in their early stages and continue to experience operational and competitive challenges. Our ability to succeed in providing these new services will depend on whether we have a competitively-priced offering, improve the quality of these services and develop a reasonable cost structure to ensure an acceptable return on our investment.

In response to declining revenues, changes in our industry and changes in consumer behavior, we have just completed a comprehensive review of our core access services. We have also reviewed each of our growth initiatives to evaluate whether these initiatives are complementary to our long-term strategy and allow us to maximize shareholder value. As a result of these reviews, we implemented a corporate restructuring plan (“the Plan”) to reduce operating costs and improve the efficiency of our organization. Under the Plan, we will significantly reduce employees, close or consolidate certain facilities, discontinue certain projects and reduce sales and marketing efforts. For our core access services, we plan to reduce the back-office cost structure and reduce sales and marketing efforts aimed at customers that have high acquisition costs and early life churn. For our growth initiatives, we have significantly reduced the cost structure. Additionally, for our IP-based voice and municipal wireless initiatives we do not expect to expand our existing footprint to additional markets at this time. We continue to evaluate all of our growth initiatives.

We believe the most important factors for us to be successful are the following:

•                  improving the cost structure of our business and aligning our cost structure with trends in our revenue;

•                  implementing plans to reduce our cost structure without impacting the quality of services we provide;

•                  reducing our subscriber acquisition costs, increasing the number of subscribers we add through partnerships and acquisitions from other ISPs and retaining existing tenured customers;

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

•                  monitoring the operations of our current growth initiatives to maximize the value to our shareholders and mitigate the risk of our investments;

•                  exploring, identifying and investing in additional growth opportunities and successfully implementing strategies to cost effectively execute on the opportunities;

•                  differentiating our products and services to enable us to deliver high quality services that improve customers’ Internet experiences, including bundling our various communications services; and

•                  exploring and evaluating potential strategic transactions that we believe may complement our current and future business activities, and successfully integrating any acquisitions and investments into our business.

The primary challenges we face in executing our business strategy are maintaining profitability in our existing services, competition, reducing churn and purchasing cost-effective wholesale broadband access.

Third Quarter 2007 Highlights

As discussed above, total revenues decreased during the three months ended September 30, 2007 compared to the prior year period. In addition, our subscriber base decreased from approximately 5.3 million paying subscribers as of September 30, 2006 to approximately 4.2 million paying subscribers as of September 30, 2007. The decrease in paying subscribers was primarily due to the removal of approximately 753,000 wholesale broadband subscribers that were under our marketing relationship with Embarq Corporation (“Embarq”) and a decrease in premium narrowband subscribers. Overall operating expenses increased during the three months ended September 30, 2007 compared to the prior period primarily due to facility exit and restructuring costs resulting from our restructuring plan. However, these costs were offset by a decrease in sales and marketing expenses for our core access services and a decrease in costs related to our growth initiatives. Additionally, our net losses of equity affiliate related to our HELIO joint venture increased as HELIO incurred losses due to the start-up nature of their business. The decrease in total revenues, increase in total operating costs and expenses and net losses of HELIO caused our net loss to increase from $3.2 million during the three months ended September 30, 2006 to $79.4 million during the three months ended September 30, 2007.

Growth Initiatives

Our growth initiatives have recently included IP-based voice services, municipal wireless broadband services and services for business customers. We are implementing plans to change the underlying business models and cost structures, in light of our evaluation of these initiatives.

IP-based voice. In October 2005, we began offering the next generation of our VoIP services, EarthLink trueVoiceSM. EarthLink trueVoice is a competitive alternative to traditional telephone service and is available to EarthLink and non-EarthLink high-speed Internet access subscribers. In late 2005 and 2006, we launched DSL and Home Phone Service, a new DSL and VoIP service, which uses Covad Communications Group, Inc.’s (“Covad”) line-powered voice access that allows us to offer consumers low-cost phone services bundled with high-speed Internet access. In March 2006, we invested $50.0 million in Covad to fund the network build-out for this service. DSL and Home Phone Service is now available in 12 markets in the U.S. covering approximately 12.5 million households.

Municipal wireless broadband. We have invested in wireless, or Wi-Fi, broadband access to deploy a competitive alternative to DSL and cable for delivering broadband Internet access services. During 2006 and early 2007, we began offering our municipal wireless broadband services in the cities of Philadelphia, Pennsylvania and Anaheim, California. In March 2007, we purchased a municipal wireless network from the city of Corpus Christi, Texas that had already been deployed by the city. In June 2007, we transitioned the existing network to our wireless network and began offering wireless Internet access to residents and businesses of Corpus Christi. We currently have approximately 150 square miles of wireless broadband networks covering approximately 0.6 million households.

Business services. In April 2006, we acquired New Edge Networks (“New Edge”), a single-source national provider of secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. The acquisition of New Edge expanded our service offerings to small and medium-sized enterprises and our distribution channels.

Joint Venture

We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO launched its first wireless voice and data service devices in 2006, and launched its fifth exclusive device in the second quarter of 2007. From its formation in March 2005 though September 2007, EarthLink and SK Telecom invested an aggregate of $440.0 million of cash and non-cash assets in HELIO pursuant to the Contribution and Formation Agreement, including an aggregate of $39.0 million that was invested during the nine months ended September 30, 2007. As of September 30, 2007, EarthLink and SK Telecom each had an approximate 47% economic ownership interest and a 50% voting interest in HELIO.

In July 2007, we and SK Telecom entered into a lending agreement with HELIO pursuant to which we and SK Telecom could lend up to $200.0 million to HELIO and made an initial loan of $30.0 million each. Under the terms of the agreement, we and SK Telecom may each lend HELIO up to $100.0 million in the form of promissory notes. In August 2007, SK Telecom preliminarily agreed to invest up to $270.0 million in HELIO, while we retain a significant ownership position in HELIO. We and SK Telecom are currently renegotiating the HELIO joint venture agreements.

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

Marketing Alliances

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 30 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of September 30, 2007, more than 40% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provided that EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. Effective April 2007, we removed approximately 753,000 wholesale broadband subscribers under the marketing relationship from our broadband subscriber count and total subscriber count.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30, 2006	December 31, 2006	June 30, 2007	September 30, 2007
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,285,000	3,261,000	3,042,000	2,856,000
Broadband access subscribers	1,797,000	1,831,000	1,092,000	1,093,000
Total consumer services subscribers	5,082,000	5,092,000	4,134,000	3,949,000
Business Services
Narrowband access subscribers	43,000	40,000	31,000	30,000
Broadband access subscribers	69,000	69,000	70,000	68,000
Web hosting accounts	116,000	112,000	106,000	104,000
Total business services subscribers	228,000	221,000	207,000	202,000
Total subscriber count at end of period	5,310,000	5,313,000	4,341,000	4,151,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Subscriber Activity
Subscribers at beginning of period	5,344,000	4,341,000	5,315,000	5,313,000
Gross organic subscriber additions	683,000	504,000	2,097,000	1,645,000
Acquired subscribers	5,000	32,000	76,000	65,000
Adjustment (b)	—	—	—	(753,000)
Churn	(722,000)	(726,000)	(2,178,000)	(2,119,000)
Subscribers at end of period	5,310,000	4,151,000	5,310,000	4,151,000

Churn rate (c)	4.5%	5.7%	4.5%	5.0%

Consumer Services Data
Average subscribers (d)	5,099,000	4,031,000	5,132,000	4,489,000
ARPU (e)	$18.45	$20.78	$18.63	$19.60
Churn rate (c)	4.6%	5.9%	4.6%	5.1%

Business Services Data
Average subscribers (d)	231,000	204,000	209,000	211,000
ARPU (e)	$70.68	$77.56	$59.84	$75.58
Churn rate (c)	2.6%	2.4%	2.8%	2.6%

(a)  Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)  In April 2007, our wholesale contract with Embarq expired. As a result, we removed 753,000 wholesale broadband EarthLink-supported Embarq customers from our broadband subscriber count and total subscriber count.

(c)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period. Churn rate for the nine months ended September 30, 2007 excludes the impact of the Embarq adjustment.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(dollars in thousands)

Revenues	$331,309	$298,764	$(32,545)	-10%	$973,117	$935,373	$(37,744)	-4%

Operating costs and expenses:
Service and equipment costs	112,790	108,974	(3,816)	-3%	313,163	330,604	17,441	6%
Sales incentives	2,644	3,918	1,274	48%	7,313	13,993	6,680	91%
Total cost of revenues	115,434	112,892	(2,542)	-2%	320,476	344,597	24,121	8%

Sales and marketing	95,298	75,916	(19,382)	-20%	292,422	255,132	(37,290)	-13%
Operations and customer support	64,293	58,031	(6,262)	-10%	189,405	185,578	(3,827)	-2%
General and administrative	33,286	29,157	(4,129)	-12%	95,937	104,027	8,090	8%
Amortization of intangible assets	3,372	3,836	464	14%	8,407	10,874	2,467	29%
Facility exit and restructuring costs	—	54,820	54,820	*	(117)	54,820	54,937	*
Total operating costs and expenses	311,683	334,652	22,969	7%	906,530	955,028	48,498	5%

Income (loss) from operations	19,626	(35,888)	(55,514)	*	66,587	(19,655)	(86,242)	-130%
Net losses of equity affiliate	(26,174)	(41,895)	(15,721)	60%	(49,116)	(111,295)	(62,179)	127%
Gain (loss) on investments in other companies, net	25	(5,810)	(5,835)	*	377	(5,600)	(5,977)	*
Interest income and other, net	3,272	4,182	910	28%	11,822	11,282	(540)	-5%
Income (loss) before income taxes	(3,251)	(79,411)	(76,160)	*	29,670	(125,268)	(154,938)	*
Provision (benefit) for income taxes	(69)	(30)	39	-57%	(69)	365	434	*
Net income (loss)	$(3,182)	$(79,381)	$(76,199)	*	$29,739	$(125,633)	$(155,372)	*

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

We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, facility exit and restructuring costs and stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), as they are not considered in the measurement of segment performance.

The following tables set forth segment data for the periods indicated:

	Three Months Ended September 30,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$282,259	$251,293	$(30,966)	-11%
Cost of revenues	86,117	83,531	(2,586)	-3%
Gross margin	196,142	167,762	(28,380)	-14%
Direct segment operating expenses	158,791	135,936	(22,855)	-14%
Segment income from operations	$37,351	$31,826	$(5,525)	-15%

Business Services
Revenues	$49,050	$47,471	$(1,579)	-3%
Cost of revenues	29,317	29,361	44	0%
Gross margin	19,733	18,110	(1,623)	-8%
Direct segment operating expenses	17,724	12,257	(5,467)	-31%
Segment income from operations	$2,009	$5,853	$3,844	*

Consolidated
Revenues	$331,309	$298,764	$(32,545)	-10%
Cost of revenues	115,434	112,892	(2,542)	-2%
Gross margin	215,875	185,872	(30,003)	-14%
Direct segment operating expenses	176,515	148,193	(28,322)	-16%
Segment income from operations	39,360	37,679	(1,681)	-4%
Stock-based compensation expense	3,424	4,303	879	26%
Amortization of intangible assets	3,372	3,836	464	14%
Facility exit and restructuring costs	—	54,820	54,820	*
Other operating expenses	12,938	10,608	(2,330)	-18%
Income (loss) from operations	$19,626	$(35,888)	$(55,514)	*

	Nine Months Ended September 30,
	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$860,443	$792,060	$(68,383)	-8%
Cost of revenues	262,328	255,761	(6,567)	-3%
Gross margin	598,115	536,299	(61,816)	-10%
Direct segment operating expenses	490,239	442,919	(47,320)	-10%
Segment income from operations	$107,876	$93,380	$(14,496)	-13%

Business Services
Revenues	$112,674	$143,313	$30,639	27%
Cost of revenues	58,148	88,836	30,688	53%
Gross margin	54,526	54,477	(49)	0%
Direct segment operating expenses	35,145	45,044	9,899	28%
Segment income from operations	$19,381	$9,433	$(9,948)	-51%

Consolidated
Revenues	$973,117	$935,373	$(37,744)	-4%
Cost of revenues	320,476	344,597	24,121	8%
Gross margin	652,641	590,776	(61,865)	-9%
Direct segment operating expenses	525,384	487,963	(37,421)	-7%
Segment income from operations	127,257	102,813	(24,444)	-19%
Stock-based compensation expense	10,826	15,081	4,255	39%
Amortization of intangible assets	8,407	10,874	2,467	29%
Facility exit and restructuring costs	(117)	54,820	54,937	*
Other operating expenses	41,554	41,693	139	0%
Income (loss) from operations	$66,587	$(19,655)	$(86,242)	-130%

* denotes percentage is not meaningful

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$252,390	$219,381	$(33,009)	-13%	$774,808	$694,169	$(80,639)	-10%
Value-added services	29,869	31,912	2,043	7%	85,635	97,891	12,256	14%
Total revenues	$282,259	$251,293	$(30,966)	-11%	$860,443	$792,060	$(68,383)	-8%

Business Services
Access and service	$48,223	$46,833	$(1,390)	-3%	$110,070	$141,115	$31,045	28%
Value-added services	827	638	(189)	-23%	2,604	2,198	(406)	-16%
Total revenues	$49,050	$47,471	$(1,579)	-3%	$112,674	$143,313	$30,639	27%

Consolidated
Access and service	$300,613	$266,214	$(34,399)	-11%	$884,878	$835,284	$(49,594)	-6%
Value-added services	30,696	32,550	1,854	6%	88,239	100,089	11,850	13%
Total revenues	$331,309	$298,764	$(32,545)	-10%	$973,117	$935,373	$(37,744)	-4%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and wireless technologies; IP-based voice; and fees charged for high-speed data networks to small and medium-sized businesses and communications carriers); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services and search and advertising services. Total revenues decreased from $331.3 million during the three months ended September 30, 2006 to $298.8 million during the three months ended September 30, 2007, which was comprised of decreases of $31.0 million and $1.6 million in consumer services revenue and business services revenue, respectively. Total revenues decreased from $973.1 million during the nine months ended September 30, 2006 to $935.4 million during the nine months ended September 30, 2007, which was comprised of a $68.4 million decrease in consumer services revenue offset by a $30.6 million increase in business services revenue.

The decreases in consumer services revenue were primarily attributable to decreases in average consumer subscribers, from approximately 5.1 million during the three and nine months ended September 30, 2006 to approximately 4.0 million and 4.5 million during the three and nine months ended September 30, 2007, respectively. The decrease in business services revenue during the three months ended September 30, 2007 compared to the prior year period was primarily attributable to a decrease in average business subscribers offset by an increase in business services ARPU. The increase in business services revenue during the nine months ended September 30, 2007 compared to the prior year period was primarily attributable to increases in ARPU, primarily driven by our acquisition of New Edge in April 2006.

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

installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased 13% to $219.4 million and 10% to $694.2 million during the three and nine months ended September 30, 2007 compared to the prior year periods. The decreases in consumer access and service revenues during the three and nine months ended September 30, 2007 were primarily due to decreases in average subscribers, offset by increases in consumer access and service ARPU.

Average consumer access and service subscribers decreased due to the removal of 753,000 Embarq subscribers from our subscriber count effective April 2007 and due to a decrease in premium narrowband subscribers resulting from the continued maturing and ongoing competitiveness of the market for narrowband Internet access. These decreases were offset by an increase in average PeoplePC subscribers; an increase in average retail broadband subscribers due to the continued growth in the market for broadband access and our efforts and our partners’ efforts to promote broadband services; and an increase in average voice subscribers due to the launch of EarthLink DSL and Home Phone Service in eight additional markets during the end of 2006. We expect our consumer access and service subscriber base to continue to decrease due to the continued maturation of the market for premium narrowband access. In addition, during the three months ended September 30, 2007, in response to changing industry trends we refocused our business strategy to reduce sales and marketing efforts. We are focusing efforts primarily on the retention of tenured customers and on acquiring customers through partnerships and acquisitions from other ISPs. This may negatively impact the number of subscribers we are able to add and our revenues.

ARPU depends on a variety of factors, including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several consumer access services at different price plans, and we provide services through retail and wholesale relationships. All of these have an effect on our overall ARPU. Consumer access and service ARPU increased during the three and nine months ended September 30, 2007 compared to the prior year periods due to an increases in broadband access and service ARPU. Offsetting this increase for the nine month period was a decrease in narrowband access and service ARPU.

The increases in broadband access and service ARPU during the three and nine months periods was primarily due to a shift in the mix of our broadband customer base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers; an increase in our voice subscribers; and certain revenues received pursuant to the Embarq transition agreement. Offsetting these increases were general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers and the increased use of promotional pricing for our service offerings.

The decrease in narrowband access and service ARPU during the nine months ended September 30, 2007 compared to the prior year period was due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the nine months ended September 30, 2006, average PeoplePC access subscribers represented approximately 41% of our average consumer narrowband customer base, and during the nine months ended September 30, 2007, average PeoplePC access subscribers represented approximately 50% of our average consumer narrowband customer base.

Value-added services revenues. Value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services. We derive these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transaction; advertising our partners’ products and services in our various online properties and electronic publications, including the Personal Start PageTM; referring our customers to our partners’ products and services; and monthly fees charged for ancillary services.

Value-added services revenues increased 7% to $31.9 million and 14% to $97.9 million during the three and nine months ended September 30, 2007, respectively, compared to the prior year periods due primarily to increases in sales of security products. Also contributing to the increase for the nine months ended September 30, 2007 compared to the prior year period was increased search advertising revenues and partnership advertising revenues.

Business services revenue

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

Business access and service revenues decreased from $48.2 million during the three months ended September 30, 2006 to $46.8 million during the three months ended September 30, 2007. This decrease was primarily due to a decrease in average business access subscribers and average web hosting accounts. Business access and service revenues increased from $110.1 million during the nine months ended September 30, 2006 to $141.1 million during the nine months ended September 30, 2007. This increase was due to increases in both ARPU and average subscribers, which were attributable to the acquisition of New Edge in April 2006. Offsetting these increases was a decrease in web hosting revenues primarily due to a decrease in average web hosting accounts.

Our business broadband subscriber base consists of customers which are added through retail and wholesale relationships. Retail business services generally have an ARPU between $110 and $130 for non-networked solutions and an ARPU between $175 and $225 for networked solutions. Wholesale business services generally have an ARPU between $60 and $80. The pricing of broadband services for small and medium-sized businesses depends upon customer requirements for different service delivery methods, amounts of bandwidth, quality of service and distance from the points of presence, and may vary widely from these ranges. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Cost of revenues

Service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Service and equipment costs also include the cost of Internet appliances. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc., and our largest providers of broadband connectivity are Covad and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. We purchase broadband access from Incumbent Local Exchange Carriers, Competitive Local Exchange Carriers and cable providers. Cost of revenues also includes sales incentives. We offer sales incentives such as free modems and Internet access on a trial basis.

Total cost of revenues decreased 2% from $115.4 million during the three months ended September 30, 2006 to $112.9 million during the three months ended September 30, 2007, and increased 8% from $320.5 million during the nine months ended September 30, 2006 to $344.6 million during the nine months ended September 30, 2007. The decrease during the three months ended September 30, 2007 compared to the prior year period was due to a $2.6 million decrease in consumer service cost of revenues, which was due to the decrease in average subscribers. This decrease in consumer service cost of revenues was offset by an increase in sales incentives due to an increase in modems and other equipment provided to customers for IP-based voice services. The increase during the nine months ended September 30, 2007 compared to the prior year period was due to a $30.7 million increase in business services cost of revenues offset by a $6.6 million decrease in consumer service cost of revenues. Business services cost of revenues increased during the nine months ended

September 30, 2007 due to increases in average monthly costs per subscriber, primarily as a result of New Edge subscribers and their associated cost. Offsetting the increase in business services cost of revenues was a decrease in consumer services cost of revenues primarily due to the decrease in average subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain subscribers. Sales and marketing expenses decreased from $95.3 million during the three months ended September 30, 2006 to $75.9 million during the three months ended September 30, 2007, and decreased from $292.4 million during the nine months ended September 30, 2006 to $255.1 million during the nine months ended September 30, 2007. The decrease during the three month period consisted of decreases in consumer services sales and marketing expenses and business services sales and marketing expenses. The decreases in sales and marketing expenses for both segments was attributable to decreased spending for our core access services and decreased spending related to our IP-based voice growth initiative, offset by an increase due to the launch of municipal wireless broadband services during 2007.

The decrease during the nine month period primarily consisted of a decrease in consumer services sales and marketing expenses, offset by an increase in business services sales and marketing expenses. The decrease in consumer services sales and marketing expenses was primarily attributable to decreased spending for our core access services, offset by an increase due to the launch of municipal wireless broadband services. The increases in business services sales and marketing expenses were primarily due to the inclusion of New Edge sales and marketing expenses. We expect sales and marketing expenses to continue to decrease as we scale back sales and marketing efforts in connection with our refocused strategy and as a result of our corporate restructuring plan announced in August 2007.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 10% from $64.3 million during the three months ended September 30, 2006 to $58.0 million during the three months ended September 30, 2007, and decreased 2% from $189.4 million during the nine months ended September 30, 2006 to $185.6 million during the nine months ended September 30, 2007. The decreases primarily consisted of declines in consumer services operations and customer support expenses attributable to decreased spending for our core access services and a decrease in spending related to our IP-based voice growth initiative. The decreased spending related to personnel-related costs, outsourced labor and professional fees. Offsetting the decreases for the nine months ended September 30, 2007 compared to the prior year period was an increase in business services operations and customer support expenses due to the inclusion of New Edge expenses and an increase in expenses associated with our municipal wireless broadband initiative. We expect operations and customer support expenses to continue to decrease as a result of our corporate restructuring plan announced in August 2007.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased 12% from $33.3 million during the three months ended September 30, 2006 to $29.2 million during the three months ended September 30, 2007, but increased 8% from $95.9 million during the nine months ended September 30, 2006 to $104.0 million during the nine months ended September 30, 2007. The decrease during the three months ended September 30, 2007 compared to the prior year period was attributable to a decrease in corporate general and administrative expenses, primarily personnel-related costs, as we began to implement plans to reduce our cost structure. The increase during the nine months ended September 30, 2007 compared to the prior year period was due to an increase in corporate general and administrative expenses and an increase in business services general and administrative expenses. Corporate general and administrative expenses increased primarily due to $6.4 million of cash and non-cash compensation expense related to the death of Mr. Betty, as more fully described below, and an increase in legal fees. Business services general and administrative expenses increased due to the acquisition of New Edge.

Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty’s employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty’s stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the nine months ended September 30, 2007, we recorded stock-based compensation expense of $3.5 million related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty’s stock options. We also recorded $1.5 million of compensation expense for a payment to Mr. Betty’s estate in accordance with his employment agreement.

We expect general and administrative expenses to decrease as a result of our corporate restructuring plan announced in August 2007.

Stock-based compensation expense

Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Sales and marketing	$791	$1,186	$2,494	$2,590
Operations and customer support	1,583	2,080	4,942	4,839
General and administrative	1,050	1,037	3,390	7,652
	$3,424	$4,303	$10,826	$15,081

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets was $3.4 million and $3.8 million during the three months ended September 30, 2006 and 2007, respectively, and $8.4 million and $10.9 million during the nine months ended September 30, 2006 and 2007, respectively. The increase in amortization of intangible assets during the three month period was primarily due to amortization resulting from acquisitions of subscriber bases from ISPs over the past year. The increase in amortization of intangible assets during the nine month period was due to the amortization of identifiable definite lived intangible assets resulting from the acquisition of New Edge in April 2006, as well as acquisitions of subscriber bases from ISPs over the past year.

Facility exit and restructuring costs

In August 2007, our Board of Directors approved a corporate restructuring plan. The Plan is intended to reduce costs and improve the efficiency of our operations. The Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the Plan, we are reducing our workforce by approximately 900 employees, consolidating our office facility in Atlanta, Georgia and closing office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The Plan is being implemented during the third and fourth quarters of 2007. As a result of the Plan, we recorded facility exit and restructuring costs of $54.8 million during the three and nine months ended September 30, 2007, including $33.9 million for severance and personnel-related costs; $0.7 million for lease termination and facilities-related costs; $10.4 million for non-cash asset impairments; and $9.8 million for other associated costs.

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

Net losses of equity affiliate for the three and nine months ended September 30, 2006 of $26.2 million and $49.1 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. Net losses of equity affiliate for the three and nine months ended September 30, 2007 of $41.9 million and $111.3 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. HELIO’s net loss has increased due to the start-up nature of HELIO’s operations and HELIO’s recent product launches. During the three months ended September 30, 2007, we discontinued recording additional net losses of equity affiliate because our investments in HELIO, including the $30.0 million loaned to HELIO in July 2007, were reduced to zero, and we are not committed to provide further financial support. As a result, we do not expect to record net losses of equity affiliate for the foreseeable future.

Gain (loss) on investments in other companies

During the three and nine months ended September 30, 2007, we recognized $7.0 million of impairment losses due to declines of the value of certain of our investments in other companies that were deemed other than temporary. During the three and nine months ended September 30, 2006, we did not recognize any losses due to other-than-temporary declines of the value of investments.

During the three and nine months ended September 30, 2007, we received $1.2 million and $1.4 million in cash distributions, respectively, from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that has invested in domestic emerging Internet-related companies, which were recorded as a gain on investments in other companies. During the nine months ended September 30, 2006, we recorded a $0.4 million gain on investments in other companies resulting from an EVG distribution.

Interest income and other, net

Interest income and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on our Covad investment; interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); and other miscellaneous income and expense items. Interest income and other, net, increased from $3.3 million during the three months ended September 30, 2006 to $4.2 million during the three months ended September 30, 2007. This was primarily due to an increase in interest earned on our cash, cash equivalents and marketable securities due to higher investment yields on our cash and marketable securities and an increase in our average cash and marketable securities balance. This was offset by interest expense incurred on our Notes, which were issued in November 2006 in a registered offering and bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter.

Interest income and other, net, remained relatively constant at $11.8 million and $11.3 million during the nine months ended September 30, 2006 and 2007, respectively. This was primarily due to an increase in interest earned on our cash, cash equivalents and marketable securities due to higher investment yields on our cash and marketable securities and an increase in our average cash and marketable securities balance and an increase due to interest earned on our Covad investment, as we began earning interest on our investment in March 2006. These increases were offset by interest expense incurred on the Notes.

Provision for income taxes

We have recorded income taxes during the three and nine months ended September 30, 2007 based on management’s current expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

We continue to maintain a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods when they are determined to be realizable.

Facility Exit and Restructuring Costs

As previously discussed, we began implementing a corporate restructuring plan in August 2007. The following table summarizes activity for the liability balances associated with the Plan for the period, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	33,939	729	10,381	9,771	54,820
Payments	(1,666)	—	—	(5,044)	(6,710)
Non-cash items	—	—	(10,381)	(371)	(10,752)
Balance as of September 30, 2007	$32,273	$729	$—	$4,356	$37,358

In connection with the Plan, we expect to record total facility exit and restructuring costs of approximately $60.0 to $70.0 million, including $30.0 to $34.0 million for severance and personnel-related costs, $10.0 to $13.0 million for lease termination and facilities-related costs, $10.0 to $11.0 million for non-cash asset impairments and $10.0 to $12.0 million for other associated costs. We expect to incur future cash outflows for severance and personnel-related costs during the remainder of 2007 and during the first quarter of 2008. We expect to incur future cash outflows for real estate obligations through 2014. Please see ‘‘Liquidity and Capital Resources’’ below for a discussion of our plans for funding expected future cash payments. We realized limited cost savings during the three months ended September 30, 2007 as a result of completing the Plan, but we expect to realize future cost savings, including a reduction in personnel costs, occupancy costs, depreciation expense and other support costs. However, we may not experience the level of benefits and related cost savings we have historically realized with facility exit and restructuring plans or expect to realize in connection with our Plan or any of our other cost reduction efforts. In addition, we may incur additional facility exit and restructuring costs, including facility exit and restructuring costs that may result from our continuing review of our growth initiatives.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30,

2006 and 2007:

	Nine Months Ended September 30,
	2006	2007
	(in thousands)

Net income (loss)	$29,739	$(125,633)
Non-cash items	93,648	187,839
Changes in working capital	(35,154)	(7,713)
Net cash provided by operating activities	$88,233	$54,493

Net cash used in investing activities	$(149,690)	$(98,412)

Net cash used in financing activities	$(78,184)	$(19,445)

Operating activities

Net cash provided by operating activities decreased during the nine months ended September 30, 2007 compared to the prior year period. This was primarily due to a decrease in revenues. Additionally, cash flows from operating activities have been adversely affected in 2007 due to funding of our growth initiatives in the form of increased operating and sales and marketing expenses; however, we have begun to reduce costs associated with our growth initiatives and our core access services in response to industry developments and competition. We expect the result of these cost savings will be to generate increased cash from operating activities.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation and non-cash disposals and impairments of fixed assets. Non-cash items increased during the nine months ended September 30, 2007 compared to the prior year period due to an increase in net losses of equity affiliate, impairments of fixed assets resulting from our restructuring plan, an increase in gain (loss) on investments in other companies, net, an increase in depreciation and amortization expense and an increase in stock-based compensation expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased from $35.2 million during the nine months ended September 30, 2006 to $7.7 million during the nine months ended September 30, 2007.

Investing activities

Cash used for investing activities decreased during the nine months ended September 30, 2007 compared to the prior year period, which was due to decreases in cash used for investments in other companies, investments in HELIO and cash used for our acquisition of New Edge in 2006, offset by a decrease in net sales of investments in marketable securities and an increase in capital expenditures. Our investing activities used cash of $149.7 million during the nine months ended September 30, 2006. This consisted primarily of $108.7 million net cash paid to acquire New Edge, our $50.0 million investment in Covad, our $10.0 million investment in Current Communications, Group LLC and $78.2 million of investments in and net advances to (from) HELIO. In addition, we used $24.4 million for capital expenditures, primarily associated with network and technology center related projects and $2.6 million to purchase subscriber bases from other ISPs. Offsetting these investing outlays were proceeds of $124.7 million from sales and maturities of investments in marketable securities, net of purchases.

Our investing activities used cash of $98.4 million during the nine months ended September 30, 2007. This consisted primarily of $42.3 million of capital expenditures, primarily associated with network and technology center related projects, $30.0 million loaned to HELIO, $19.5 million of contributions to HELIO, $2.1 million of purchases of investments in marketable securities, net of sales and maturities, and $6.5 million to purchase subscriber bases from other ISPs. We have invested significantly in our network and technology center infrastructure, and we expect to continue to invest capital to enhance the reliability and capacity of our network as well as to improve the efficiency of our technical and customer support services. In addition, management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases, and we may invest in or acquire other companies.

Financing activities

Our financing activities used cash of $78.2 million during the nine months ended September 30, 2006. This consisted primarily of $79.8 million used to purchase 10.5 million shares of our common stock and $2.0 million used to repay a note payable. Partially offsetting cash used for financing activities were proceeds from the exercise of stock options of $3.7 million during the nine months ended September 30, 2006. Our financing activities used cash of $19.4 million during the nine months ended September 30, 2007, which primarily consisted of $25.0 million used to purchase 3.9 million shares of our common stock, offset by proceeds from the exercise of stock options of $5.7 million. The decrease in net cash used in financing activities from the prior year period was primarily due to a decrease in purchases of our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program, including $200.0 million that was authorized in August 2007. As of October 31, 2007, we had utilized approximately $479.7 million pursuant to the authorizations and had $270.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of approximately $393.4 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We will be using cash to pay severance and related benefits to employees terminated in connection with our restructuring plan and to pay real estate obligations associated with facilities exited in our restructuring plan. Historically, we have expended significant resources enhancing our existing services and developing, acquiring, implementing and launching new services. These uses of cash have been in the form of initial product development and infrastructure costs, followed by sales and marketing costs to add customers that will generate recurring revenues. However, we are implementing plans to scale our growth initiatives and our core access services more economically in order to improve the returns on our investments. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure and to build wireless broadband networks in our existing municipalities. The actual amount of capital expenditures in 2007 as well as in future periods may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to continue to use cash to acquire and retain new and existing subscribers for our core access services, including purchases of subscriber bases from other ISPs.

Our cash requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to successfully develop new revenue sources, our ability to maintain and expand our customer base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our sales and marketing programs. We also may use cash to repurchase common stock under our existing share repurchase program.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our core access operations. As of September 30, 2007, we had $95.0 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $208.6 million and $30.3 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 in a registered offering. We received net proceeds of $251.6 million after transaction fees of $7.2 million. We used $15.1 million of the proceeds for hedge transactions to reduce the potential dilution that could result upon conversion of the Convertible Senior Notes. The remaining proceeds are being used for general corporate purposes.

We have a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build our municipal broadband wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of September 30, 2007, we had acquired approximately $2.9 million of equipment pursuant to the financing agreement.

Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, as a result of other investment activities and possible acquisition opportunities, we may seek additional financing in the future. Except for our financing lease agreement discussed above, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce our planned capital expenditures and/or suspend or reduce our investment activities, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

HELIO

We and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. However, as HELIO has developed its business, the extent to which HELIO relies on us to provide these services has decreased. We believe that providing these services to HELIO enabled HELIO to more quickly and cost effectively launch its business than if it were to purchase these services from third parties. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three and nine months ended September 30, 2006, fees received for services provided to HELIO were $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2007, fees received for services provided to HELIO were $0.4 million and $1.3 million, respectively.

We also market HELIO’s products and services and purchase wireless Internet access devices and services from HELIO. During the three and nine months ended September 30, 2006 and 2007, revenues generated from HELIO and fees paid for products and services from HELIO were nominal.

In July 2007, we entered into a loan agreement with HELIO pursuant to which we could lend up to $100.0 million to HELIO in the form of Promissory Notes. Also in July 2007, EarthLink purchased initial Promissory Notes of $30.0 million.

eCompanies

During the three and nine months ended September 30, 2007, we received $1.2 million and $1.4 million, respectively, of cash distributions as a result of our investment in eCompanies Venture Group, L.P. (“EVG”). Sky Dayton, a member of our Board of Directors, is a founding partner in EVG.

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

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that we might not realize the benefits we are seeking from the corporate restructuring plan announced on August 28, 2007 and that our corporate restructuring plan might have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners; (2)  that we may have to undertake further restructuring plans that would entail additional charges and cause us to take additional actions, including incurring facility exit and restructuring charges that may result from our continuing review of our growth initiatives; (3) that we may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet, wireless and IP-based voice communications services, including new products and services offered in connection with our voice and municipal broadband network growth initiatives, which we do not expect to be profitable in their early stages; (4) that our service offerings may fail to be competitive with existing and new competitors; (5) that competitive product, price or marketing pressures could cause us to lose existing customers to competitors (churn), or may cause us to reduce prices for our services which could adversely impact average revenue per user; (6) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (7) that the continued decline of our narrowband revenues could adversely affect our profitability and adversely impact our ability to invest in other initiatives; (8) that we may not be able to successfully manage the costs associated with delivering our wireline broadband services, which could adversely affect our ability to grow or sustain revenues and our profitability; (9) that companies may not provide last mile broadband access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable; (10) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base; (11) that our business may suffer if our third-parties for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (12) that service interruptions or impediments could harm our business; (13) that government regulations could force us to change our business practices; (14) that changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices; (15) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (18) that our business depends on the continued development of effective business support systems, processes and personnel; (19) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (20) that we may not obtain a sufficient number of wireless broadband customers in a municipality to generate a sufficient return on our investment in a wireless broadband network in that municipality; (21) that certain aspects of our VoIP service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth; (22) that our E911 emergency services are different from those offered by traditional wireline telephone companies and may expose us to significant liability; (23) that our ability to provide our VoIP service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth; (24) that we may not realize the benefits we are seeking from our investments in the HELIO joint venture or other investment activities as a result of lower than predicted revenues or subscriber levels of the companies in which we invest, larger funding requirements for those companies or otherwise; (25) that our stock price has been volatile historically and may continue to be volatile; (26) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives; (27) that we may be unable to repurchase our convertible senior notes for cash when required by the holders, including following a fundamental change, or to pay the cash portion of the conversion value upon conversion of any notes by the holders; (28) that the convertible note hedge and warrant transactions may affect the value of our common stock; and (29) that some provisions of Delaware law, our second restated certificate of incorporation and amended and restated bylaws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the investment may decline. To minimize this risk, we have historically held investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we maintain a portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2006 and September 30, 2007, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2006 and September 30, 2007. This table does not include money market funds because those funds are not subject to interest rate risk.

	As of December 31, 2006		As of September 30, 2007
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Included in cash and cash equivalents	$46,289	$46,289	$7,742	$7,742
Weighted average interest rate	5.3%		5.2%
Weighted average maturity (mos.)	1.0		1.8

Included in marketable securities-short-term	$215,181	$214,947	$208,570	$208,572
Weighted average interest rate	5.2%		5.5%
Weighted average maturity (mos.)*	2.7		1.8

Included in marketable securities-long-term	$21,497	$21,460	$30,242	$30,272
Weighted average interest rate	5.2%		5.2%
Weighted average maturity (mos.)	19.3		17.6

* The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management’s view as to the availability of such securities to fund current operating activities.

We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% per year thereafter. As of December 31, 2006 and September 30, 2007, the carrying value of our convertible senior notes was $258.8 million, and the fair value was approximately $277.3 million and $287.1 million, respectively, which was based on quoted market prices.

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

The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2006 and September 30, 2007:

	As of December 31, 2006		As of September 30, 2007
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$48,325	$48,325	$44,351	$44,351
Not practicable to estimate fair value	11,000	N/A	10,000	N/A
Call options	47,162	58,361	47,162	63,346

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

Set forth below are material updates to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

We might not realize the benefits we are seeking from the corporate restructuring plan announced on August 28, 2007 and our corporate restructuring plan might have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners.

In August 2007, we implemented a corporate restructuring plan intended to reduce costs and improve the efficiency of our operations. There are several risks inherent in our efforts, including the risk that cost-cutting plans will impair our ability to effectively develop new products, to remain competitive and to operate effectively, which could have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners. There is also the risk that we will not be able to reduce expenditures quickly enough and maintain them at a level necessary to increase profitability. Each of the above measures could have long-term effects on our business, decreasing or slowing product development, making it more difficult for us to respond to customers and maintain the quality of services we provide, and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business, financial position, results of operations and cash flows.

We may have to undertake further restructuring plans that would entail additional charges and cause us to take additional actions, including incurring facility exit and restructuring charges that may result from our continuing review of our growth initiatives.

Our corporate restructuring plan announced in August 2007 was, in part, the result of a review of each of our growth initiatives to evaluate whether these initiatives are complementary to our long-term strategy and allow us to maximize shareholder value. We continue to evaluate all of our growth initiatives, and these reviews may result in additional restructuring activities. Engaging in further restructuring activities could result in additional facility exit and restructuring costs, and could adversely affect our business, financial position, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2007 are as follows:

2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	—	$—	—	$95,295
August 1 through August 31	3,920	6.37	3,920	270,323
September 1 through September 30	—	—	—	270,323
Total	3,920		3,920

(1)          Since the inception of the share repurchase program (“Repurchase Program”), the Board of Directors has authorized a total of $750.0 million for the repurchase of our common stock, including $200.0 million that was authorized in August 2007. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

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

EARTHLINK, INC.

Date:	November 2, 2007	/s/ ROLLA P. HUFF
Rolla P. Huff, Chief Executive Officer

Date:	November 2, 2007	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)