Form 10-K
period 2007-12-31
EARTHLINK INC
filed 2008-02-28
CIK 1102541

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2007 was $901.4 million.

        As of January 31, 2008, 109,363,655 shares of common stock were outstanding.

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on May 8, 2008 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2007

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its targets and goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under "Risk Factors" in Item 1A of Part I and under "Safe Harbor Statement" in Item 7 of Part II.

PART I

Item 1.    Business.

Overview

        EarthLink, Inc. is an Internet service provider, or ISP, providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings include dial-up Internet access, high-speed Internet access, voice services and web hosting services. We also provide value-added services, such as search, advertising and ancillary services sold as add-on features to our Internet access services. In addition, through our wholly-owned subsidiary, New Edge Networks, we provide secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers.

        We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. Our Business Services segment provides Internet access and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

        Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

General Developments of Our Business

        We operate our business in the Internet access market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. During the year ended December 31, 2007, in response to declining revenues, changes in our industry and changes in consumer behavior, we refocused our business strategy to reduce our back-office cost structure and our sales and marketing efforts related to the acquisition of new subscribers. Additionally, although the Internet access market has reached a mature stage of growth, analysts still predict a market for dial-up customers for many years to come. Our prospective marketing strategy is to focus on retaining existing subscribers, adding subscribers that generate an acceptable rate of return and increasing the number of subscribers we add through partnerships and acquisitions from other ISPs. The following are the more significant developments during the year ended December 31, 2007:

  •
  Facility Exit and Restructuring.  In August 2007, we adopted a restructuring plan (the "2007 Plan") intended to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and is expected to be completed during the first half of 2008.

  •
  Discontinued Operations.  In November 2007, our Board of Directors authorized management to pursue strategic alternatives for our municipal wireless broadband operations, including the sale of the assets. Management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction. As a result of that decision, we classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented.

  •
  HELIO.  During 2007, we decided to discontinue further investments in HELIO, our joint venture with SK Telecom Co., Ltd. ("SK Telecom"). We amended and restated the joint venture agreements whereby SK Telecom agreed to make up to $270.0 million in additional equity contributions to HELIO, while we retain the right to make additional investments in HELIO. This eliminates any future requirement to invest in HELIO, while allowing us to maintain a meaningful ownership position in HELIO with potential investment return in the future.

Business Strategy

        Our current business focus is the following:

  •
  Operational Efficiency.  We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. In addition to implementing our corporate restructuring plan which reduced back-office support costs and subscriber acquisition costs, we are focused on delivering our services more cost effectively, reducing and more efficiently handling the number of calls to contact centers, managing cost effective outsourcing opportunities and streamlining our internal processes and operations.

  •
  Customer Retention.  We are focused on retaining our existing tenured customers. We continue to focus on offering reasonably priced access with high-quality customer service and technical support. We believe focusing on the customer relationship will increase loyalty and reduce churn.

  •
  Opportunities for growth.  In response to changes in our business, we have significantly reduced our spending for sales and marketing. However, we are focused on continuing to add customers that generate an acceptable rate of return and increasing the number of subscribers we add through partnerships and acquisitions from other ISPs. We will evaluate potential strategic transactions that could complement our business. We are also focused on adding customers organically by growing our services to business customers through New Edge, our wholly-owned subsidiary. We believe this is a growth market and we will continue to differentiate ourselves by providing customers with choices for our business services.

        The primary challenges we face in executing our business strategy are responding to competition, reducing churn, maintaining profitability in our access services and purchasing cost-effective wholesale access. The factors we believe are instrumental to the achievement of our goals and targets, including the factors identified above, may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Service Offerings

        Our service offerings include dial-up Internet access, high-speed Internet access and voice services provided to individual customers, and managed data networks, dedicated Internet access and web hosting services, provided to businesses and communications carriers.

Consumer Services

Narrowband Access

        Premium Dial-up Internet Access.    Dial-up, or narrowband, access is a way to access the Internet, using a modem to dial the Internet service provider's node. A dial-up server type such as the Point-to-Point Protocol and TCP/IP protocols is used to establish a modem-to-modem link, which is then routed to the Internet. Our premium dial-up access is a subscription-based service that provides customers with access to the Internet and an interactive community offering a wide variety of content, features, services, applications, tools and 24/7 customer support. Such features include antivirus and firewall protection, acceleration tools and privacy and safety tools. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

        Value Dial-up Internet Access.    We provide value-priced Internet access services through our PeoplePC™ Online offering. Our value dial-up access is a subscription-based service that provides customers access to the Internet with limited functionality and support services at comparatively lower prices. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

Broadband Access

        High-speed access offers a high speed, always on Internet connection that uses a modem to supply an Internet connection across an existing home phone line. The Internet service doesn't interfere with a customer's voice service, so there is no need for a second phone line. We provide high-speed access services via DSL, cable and/or satellite and offer three different speeds of service (up to 1.5Mbps, 3.0Mbps and 6.0Mbps). Availability for these services depends on the telephone, cable or satellite service provider and the distance from the provider's equipment. Our high-speed access service includes the same features and benefits included with our premium dial-up access service. Broadband access revenues consist of monthly fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; installation fees; early termination fees; reactivation fees; shipping and handling fees; and equipment revenues associated with the sale of modems and other access devices to our subscribers.

IP-Based Voice

        EarthLink DSL and Home Phone Service is a bundle offer that includes EarthLink high-speed Internet access at speeds up to 8.0Mbps and home phone service. It combines the last mile of traditional telephone copper wiring with the advanced features of VoIP by taking advantage of Digital Subscriber Line Access Multiplexer, or DSLAM, technology. We offer subscription-based service under various plans that include features such as voicemail, call waiting, caller ID, call forwarding and E911 service. We currently offer this service in 12 markets in the U.S. covering approximately 12.0 million households. Revenues primarily consist of monthly fees charged to customers for IP-based voice service plans.

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

        We also offer services which are incremental to our Internet access services. Our value-added services portfolio includes products for protection, communication, performance and entertainment, such as security, web acceleration, Internet call waiting, mail storage, gaming, digital music and photo center, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers, that are focused on making the Internet a more meaningful, secure experience.

Business Services

Narrowband Access

        We provide dial-up Internet access for business customers. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

Broadband Access

        We provide high-speed access, hosted VPN networks and e-commerce solutions for business customers. In addition, through our wholly-owned subsidiary, New Edge Networks, we provide secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers. Broadband access revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers.

Web Hosting

        We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support. Revenues primarily consist of monthly fees charged to customers for web hosting packages.

Customer Service and Retention

        We believe that quality customer service and technical support increases customer satisfaction, which reduces churn. We provide high-quality customer service, invest in loyalty and retention efforts and continually monitor customer satisfaction for our services. We were recognized during the year by J.D. Power and Associates in its 2007 Internet Service Provider Residential Customer Satisfaction Study with the highest ranking for customer satisfaction for dial-up nationwide and for high-speed Internet in the East and South regions. Our customer support is available by chat, email and phone. We also offer printed reference material and help sites and Internet guide files on our web sites.

        In addition to our customer support, our free tools offer protection against email viruses, spyware, spam, pop-ups and online scams, as well as dial-up Web acceleration. We were the first major ISP to provide many of these tools to our members free of charge. We believe that providing these tools also increases customer satisfaction, which reduces churn.

Sales and Marketing

        In response to changes in our business and industry, we have significantly reduced the amount of sales and marketing spending. Our marketing efforts are currently focused on retaining tenured customers, adding customers that generate an acceptable rate of return and acquiring customers through partnerships and acquisitions from other ISPs. We offer our products and services primarily through direct customer contact through our call centers and through affinity marketing partners such as AARP and Dell.

Network Infrastructure

        We provide subscribers with Internet access primarily through third-party telecommunications service providers. Our main provider for narrowband services is Level 3 Communications, Inc. We have agreements with Covad Communications Group, Inc. ("Covad"), AT&T Inc. ("AT&T"), Qwest Corporation ("Qwest") and Verizon that allow us to provide DSL services. We also have agreements with Time Warner Cable, Bright House Networks and Comcast Corporation ("Comcast") that allow us to provide broadband services over each company's cable network in substantially all Time Warner Cable and Bright House Networks markets and certain Comcast markets. We rely on Covad's line-powered voice access to provide our IP-based voice services.

        We maintain a leased backbone connecting multiple cities and our technology centers. Our backbone is a networked loop of connections that we have acquired the right to use. Through a combination of backbone, peering and transit, our network is capable of supporting more than five gigabits per second of traffic at peak.

        New Edge's network is comprised of ATM/frame relay/DSL switches in central office collocations. In addition, New Edge has access under wholesale agreements to additional central offices throughout the U.S. It has interconnection agreements with all major local exchange carriers to lease DSL and T-1 unbundled network elements, as well as commercial services agreements with regional bell operating companies ("RBOCs"), competitive local exchange carriers ("CLECs"), and cable and satellite service providers to provide last mile connectivity onto its network. The network provides coverage via frame relay, DSL, and/or T-1 access to service small and medium sized businesses and carriers.

Regulatory Environment

Overview

        The regulatory environment relating to our business continues to evolve. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do, or could, affect our business. Significant areas of regulation for our business include Internet access regulation, telecommunications regulation and CLEC regulation.

Internet Access Regulation

Narrowband Internet Access

        The regulatory environment for narrowband Internet access services, such as our dial-up ISP services, is well established. Beginning in the 1970s, the Federal Communication Commission's ("FCC's") policy has been to classify narrowband Internet access services as "information services", which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Under this framework, ISPs are assured access to the narrowband telecommunications transmission service of telephone carriers needed to provide narrowband Internet access information services.

        One potential risk to our dial-up business would be a change to the rules governing how charges for traffic on telecommunications networks are levied. Currently, narrowband Internet access is not subject to the FCC's carrier access charge regime, which levies per-minute charges for traffic that uses the local telephone network. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic would significantly impact our costs for this service.

Broadband Internet Access

        In contrast to narrowband Internet access, the FCC classifies broadband Internet access as a single, commingled information service, whether provided over DSL by telephone companies or over cable modem by cable companies. As a result, cable companies and telephone companies that offer a broadband Internet access information service are not required by the FCC to offer unaffiliated ISPs stand-alone broadband transmission, which could adversely affect our ability to sustain and grow our broadband Internet access customer base and revenues. We have entered into several commercial arrangements with cable television and telephone companies to offer broadband access to our customers.

Broadband Internet Access Agreements

        We have commercial agreements of varying terms with network providers that provide us with the transmission needed to offer broadband Internet access. Our largest providers of broadband connectivity are Covad and Time Warner Cable; we also have agreements with other national providers and with regional and local providers. The following table summarizes the expiration dates for our material agreements:

Broadband Network Provider	Contract Expiration
Covad Communications Group Inc.	Month-to-Month
Verizon Communications Inc.	October 2008
Comcast Corporation	December 2008
AT&T (formerly BellSouth Corporation)	December 2008
Qwest Corporation	November 2009
Time Warner Cable/Bright House Networks	November 2011

        Our contract with Covad automatically renews on a month-to-month basis, and the contract will continue to renew unless either party elects to terminate the contract. In the event that Covad elects to terminate the contract, we would have six months to transition our customers to other providers' networks.

        We also purchase wholesale DSL service from AT&T. While the parties are currently negotiating a commercial DSL agreement, AT&T continues to provide wholesale DSL services under pre-existing rates, terms and conditions. Pursuant to its FCC merger commitments (discussed below), AT&T will continue to offer wholesale DSL to unaffiliated ISPs, such as us, until at least through June 2010.

Industry Consolidation & Merger Conditions

        In the past few years, a number of the telephone companies that we compete with or who provide us with broadband Internet access services have consolidated through merger activity. In each of these transactions, the Justice Department and the FCC have reviewed the mergers for compliance with the antitrust laws and the Communications Act. Continued consolidation in the telecommunications industry could impact our ability to provide broadband Internet access services. Given the significant changes in the regulatory environment, consolidation will result in a higher concentration of market power in our competitors and those telephone companies from whom we obtain wholesale DSL access for broadband Internet access services.

        In connection with the FCC's approval of the merger of AT&T Corp. and BellSouth Corporation, the FCC required the merged entity to commit to a number of conditions which could affect our operations. Generally, AT&T must abide by these conditions until June 29, 2010, although several of them have longer or shorter compliance periods. The conditions obligate AT&T to offer: all existing Unbundled Network Elements ("UNEs") and collocations at current rates; high-capacity loops; special access services at current rates and on a non-discriminatory basis; wholesale ADSL transmission services at capped rates; rate rollbacks for DS1, DS3 and Ethernet services; service performance metrics for special access services; a commitment to abide by the FCC's Net Neutrality Policy Statement; settlement-free Internet peering; divestiture of the 2.5 GHz spectrum held by BellSouth; and build-out requirements for the 2.3 GHz band.

        Many of these conditions could benefit our services by having a positive impact on our costs and provisioning for our and New Edge services. In addition, the net neutrality obligation could provide a positive long-term impact by facilitating consumer use of the Internet.

Forbearance

        Decisions by the FCC relying on its ability to "forbear," or not enforce, rules and regulations governing competitive entry into the broadband market could impact our business. The Communications Act provides the FCC with the authority to forbear from enforcing statutory requirements and regulations if certain public interest factors are satisfied. The ability for the FCC to forbear from regulations that have been established to enable competing broadband Internet access and VoIP could pose a significant risk to our business.

        On December 4, 2007, the FCC denied a petition by Verizon that requested the FCC forbear from certain telephone facilities leasing rules in six major east coast markets, including New York and Philadelphia. If the FCC had approved Verizon's petition, our ability to provide broadband Internet access and VoIP services in those markets would have been diminished. Qwest filed a similar forbearance petition seeking regulatory relief in four major west coast markets, including Seattle, Washington, and the FCC must act on this petition by July 26, 2008.

Internet Taxation

        The Internet Tax Non-Discrimination Act places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium was originally enacted in 1998 and was extended to 2014 by Congress in October 2007. As with the preceding Internet Tax Freedom Act, "grandfathered" states which taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

Consumer Protection

        Consumer protection laws and enforcement actions regarding advertising and user privacy, are becoming more prevalent. The Federal Trade Commission ("FTC") and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices.

Other Laws and Regulations

        Our business also is subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or "spam," access to various types of content by minors, anti-spyware initiatives, encryption, data protection, data retention, security breaches and consumer protection. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business.

Telecommunications Regulation

        We offer voice services to our customers through VoIP products. VoIP regulation is generally preempted at the state level and federal law does not require a telecommunications license to provide these services. However, the FCC has placed several regulatory requirements on VoIP services that interconnect with the public switched telephone network (PSTN). Along with these existing and future FCC regulatory requirements, there is also the possibility that states will continue to attempt to assert authority over VoIP services, which presents a business risk for our VoIP services.

Regulatory Classification

        In 2004, the FCC initiated a proceeding to determine whether VoIP should be considered an "information service" or a "telecommunications service." This determination remains pending. The classification of VoIP as a telecommunications service would have significant ramifications for all VoIP providers, including us. Classifying VoIP as a telecommunications service would require the service provider to obtain a telecommunications license, comply with numerous legacy telephone regulations, and possibly subject the VoIP traffic to inter-carrier access charges, which could result in increased costs.

Jurisdiction

        One regulatory issue that has been partially addressed is whether state regulatory agencies have jurisdiction of VoIP services. In 2004, the FCC held that Vonage's VoIP service was not subject to state regulation of telephone services because the service can be moved and the end points of the telephone call cannot be accurately determined. In March 2007, a U.S. Court of Appeals upheld the FCC's decision in Minnesota Public Utility Commission v. Federal Communications Commission.

        Unlike Vonage, we offer fixed line VoIP services. Several state public utility commissions, which disagreed with the FCC's preemption decision for Vonage's VoIP service, are seeking to distinguish fixed line VoIP services and exert regulatory control over these services. Fixed line VoIP services are distinct from Vonage's service in that the service is stationary at the user's address, cannot be moved, and the end points of the telephone most likely can be determined. If successful, these states could regulate fixed line VoIP as a telephone service and, among other requirements, subject these services to the carrier access charge regime, which could raise the costs of providing service.

Regulatory Obligations

        Regardless of regulatory classification or jurisdiction, the FCC has imposed seven distinct regulatory obligations on VoIP services that interconnect with the PSTN: (i) access to emergency calling; (ii) compliance with Communications Assistance with Law Enforcement Act (or CALEA); (iii) payments to the universal service fund; (iv) compliance with rules for disability access; (v) payments for regulatory fees; (vi) compliance with customer proprietary network information ("CPNI") procedures; and (vii) compliance with number portability rules. These obligations are primarily focused on social and law enforcement policies, rather than economic regulation of the service. In each case, our service is, or we expect it will be, in compliance with these regulatory obligations, and none of these obligations materially affect our ability to provide VoIP services.

CLEC Regulation

        New Edge, our wholly-owned subsidiary, is a competitive local exchange carrier (or CLEC) that is licensed in most states and subject to both state and federal telecommunications regulation. As such, New Edge relies on certain regulatory rights of CLECs to provide services to business and enterprise customers, including rights to last-mile unbundled network elements of incumbent local exchange carriers (or ILECs) and rights to collocate New Edge equipment at ILEC facilities. As a CLEC, New Edge is also subject to federal and state regulation of its services, and it must comply with many telecommunications laws and regulations, such as contributing to state and federal universal service funds. In addition, New Edge makes use of the special access services and DSL services of ILECs and other CLECs in order to provision New Edge services to its customers.

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

Employees

        As of December 31, 2007, we employed 998 permanent and temporary employees, including 303 sales and marketing personnel, 503 operations and customer support personnel and 192 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

Available Information

        We file annual reports, quarterly reports, current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including EarthLink, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Changes to our business strategy may reduce our revenues and profitability.

        In response to declining revenues, changes in our industry and changes in consumer behavior, we recently refocused our business strategy to reduce our back-office cost structure and our sales and marketing efforts. We are focusing efforts primarily on the retention of tenured customers and on acquiring customers through partnerships and acquisitions from other ISPs. If we do not maintain our relationships with current customers and acquire new customers, our revenues and profitability could be adversely affected. In addition, our results of operations could be adversely affected if we do not implement operating cost structures that align with trends in our revenue.

The continued decline of our consumer access services revenues could adversely affect our profitability.

        Our premium-priced narrowband service is our most profitable service offering; however, due to the continued maturation of the market for premium-priced narrowband access, our premium-priced narrowband subscriber base and revenues have been declining. In addition, the mix of our narrowband customers has shifted towards value-priced narrowband access. We expect our premium-priced narrowband subscriber base and revenues to continue to decline, which could adversely affect our profitability.

Prices for certain of our customer access services have been decreasing, which could adversely affect our revenues and profitability.

        Prices for certain of our consumer access services have been decreasing. We expect that we will continue to experience continuing decreases in prices due to competition, volume-based pricing and other factors. Some providers have reduced and may continue to reduce the retail price of their consumer access services to maintain or increase their market share, which would cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offering packages; restructure service offering packages to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. Any of the above could adversely affect our revenues and profitability.

We might not realize the benefits we are seeking from the corporate restructuring plan announced in August 2007 and our corporate restructuring plan might have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners.

        In August 2007, we implemented a corporate restructuring plan intended to reduce costs and improve the efficiency of our operations. There are several risks inherent in our efforts, including the risk that cost-cutting plans will impair our ability to remain competitive and to operate effectively, which could have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners. There is also a risk that we will not be able to reduce expenditures quickly enough and maintain them at a level necessary to increase profitability. Each of these risks could have long-term effects on our business, making it more difficult for us to respond to customers and maintain the quality of services we provide, and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business, financial position, results of operations and cash flows.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges including incurring facility exit and restructuring charges.

        Our corporate restructuring plan announced in August 2007 was, in part, the result of a review of each of the growth initiatives we had launched in prior years in order to evaluate whether they were complementary to our long-term strategy and allowed us to maximize shareholder value. We continue to evaluate our business, and these reviews may result in additional restructuring activities. Engaging in further restructuring activities could result in additional charges and costs, including facility exit and restructuring costs, and could adversely affect our business, financial position, results of operations and cash flows.

We face significant competition that could reduce our market share and reduce our profitability.

Competition for our Access Services

        We face significant competition in the markets for consumer and business Internet access, network access and IP-based voice services and we expect this competition to intensify. The intense competition from our competitors could decrease the number of subscribers we are able to add, increase churn of our existing customers, increase operating costs, such as for marketing or sales incentives, or cause us to reduce prices, which would result in lower revenues and profits. We compete directly or indirectly with established online services companies, such as Time Warner (AOL) and the Microsoft Network (MSN); local and regional ISPs; free or value-priced ISPs such as United Online; national communications companies and local exchange carriers, such as AT&T, Verizon and Qwest; content companies, such as Yahoo! and Google; cable companies providing broadband access, including Comcast, Charter Communications, Inc. and Cox Communications, Inc.; companies that offer VoIP-based services as their primary business, such as Vonage; wireless Internet service providers; satellite and fixed wireless service providers; and electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines.

        Many of our current and prospective competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors may be able to develop and adopt new or emerging technologies; respond to changes in customer requirements more quickly; devote greater resources to the development, promotion and sale of their products and services; form new alliances to rapidly acquire significant market share; undertake more extensive marketing campaigns; and adopt more aggressive pricing policies.

        In addition, some of our competitors are able to bundle other content, services and products with Internet access services, placing us at a competitive disadvantage. These services include various forms of video services, voice and data services and wireless communications. The ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of these competitors, may enable them to offer services at prices that are below the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues and growth may be adversely affected.

Competition for Other Services

        We compete for advertising revenues with major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, sales and marketing resources than we do. These strengths may allow them to devote greater resources to the development, promotion and sale of advertising services.

        The companies we compete with for Internet access subscribers also compete with us for subscribers to value-added services, such as email storage and security products. In certain cases, companies offer value-added services for free, and we can provide no assurance that our offerings will remain competitive or commercially viable. While the personal web hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these subscribers. In addition, the personal web hosting industry is very application specific, with many of the competitors focusing on specific applications, to generate additional subscribers. We can provide no assurance that any of these value-added services will remain competitive or will generate customer and revenue growth.

We may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences.

        We have acquired and invested in businesses in the past, including our acquisition of New Edge and our investment in the HELIO joint venture. We expect to continue to evaluate and consider a wide array of potential strategic transactions that we believe may complement our business, including acquisitions of subscriber bases from ISPs; acquisitions of businesses, technologies, services, products and other assets; and investments in companies that offer products and services that are complementary to our offerings or that allow us to vertically integrate our business. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction.

        These transactions involve significant challenges and risks including diversion of management's attention from our other businesses; declining employee morale and retention issues; the integration of new employees, business systems and technology; the need to implement controls, procedures and policies or the need to remediate significant control deficiencies that may exist at acquired companies; potential unknown liabilities; or any other unforeseen operating difficulties. These factors could adversely affect our operating results or financial condition.

        We may not realize the anticipated benefits of acquisitions or investments, we may not realize them in the time frame expected and our acquisitions and investments may lose value. Additionally, future acquisitions and investments may result in the dilutive issuances of equity securities, use of our cash resources, incurrence of debt or contingent liabilities, amortization expense related to acquired definite lived intangible assets or the potential impairment of amounts capitalized as intangible assets, including goodwill. Any of these items could have a material effect on our business, results of operations, financial condition and cash flows.

We may not be able to successfully manage the costs associated with delivering our broadband services, which could adversely affect our ability to grow or sustain revenues and our profitability.

        As of December 31, 2007, subscribers for our broadband services comprised approximately 25% of our total customer base, and our broadband services favorably contribute to our overall average monthly service revenue per subscriber. However, our ability to provide these services profitably is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services.

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

Companies may not provide access to us on a wholesale basis or on terms or at prices that allow us to grow and be profitable.

        We provide subscribers with Internet access primarily through third-party telecommunications service providers. Our principal provider for narrowband services is Level 3 Communications, Inc. We provide our broadband services to customers using the last mile element of telecommunications and cable companies' networks. The term "last mile" generally refers to the element of the network that is directly connected to homes and businesses. We have agreements with several network providers that allow us to use the last mile element of their network to provide high-speed Internet access services via DSL or cable. Our largest providers of broadband connectivity are Covad and Time Warner Cable. We also purchase lesser amounts of services from a wide variety of local, regional and other national providers.

        We continue our efforts to partner with wholesale broadband providers. However, the availability of and charges for access with any of our network providers at the expiration of the current term of our agreement with them (such as our agreement with Covad, a CLEC) cannot be assured and may be affected by legislative or regulatory as well as competitive and business factors.

        We cannot be certain of renewal or non-termination of our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network providers on acceptable terms, renew or extend current contracts with network providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint. Additionally, each of our network providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network providers compete with us in the market to provide consumer Internet access. Such events may cause us to incur additional costs, pay increased rates for wholesale access services, increase the retail prices of our service offerings and/or discontinue providing retail access services, any of which could adversely affect our ability to compete in the market for retail access services.

        We rely on Covad's line-powered voice access to provide our IP-based voice services. In October 2007, Covad entered into a merger agreement pursuant to which an affiliate of Platinum Equity, Blackberry Holding Corporation, will acquire all of the outstanding shares of Covad's common stock. The transaction is subject to shareholder approval, federal and state regulatory approvals and other customary closing conditions. We cannot be certain that the surviving company will continue to provide these services or provide these services on acceptable terms, which could materially adversely affect our results of operations.

If we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer.

        The market for Internet and telecommunications services is characterized by changing technology, changes in customer needs and frequent new service and product introductions. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which could adversely affect our revenues and prospects for growth.

Our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base.

        A significant number of our subscribers have been generated through strategic alliances, including through our marketing alliance with Time Warner. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. In addition, as our agreements expire or otherwise terminate, such as the expiration of our wholesale broadband agreement with Embarq in 2007, we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to increase or sustain the size of our subscriber base, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and revenues.

We utilize third parties for technical and customer support and certain billing services, and our business may suffer if these third parties are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer support services and billing services. We outsource a majority of our technical and customer support functions. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of customer service functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced contact center service providers utilize several internationally geographically dispersed locations to provide us with technical and customer support services, and as a result, our contact center service providers may become subject to financial, economic, and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer support services. We also utilize third parties for certain billing services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position and results of operations could suffer.

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

        Harmful software programs.    Our network infrastructure and the networks of our third party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.

        Security breaches.    We depend on the security of our networks and, in part, on the security of the network infrastructures of our third party telecommunications service providers, our outsourced customer support service providers and our other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our subscribers and of third parties. Some consumers and businesses have in the past used our network, services and brand names to perpetrate crimes and may do so in the future. Subscribers or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be implemented successfully or will be effective in preventing these activities. Further, the security measures of our third party network providers, our outsourced customer support service providers and our other vendors may be inadequate. These activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

        Natural disaster or other catastrophic event.    Our operations and services depend on the extent to which our equipment and the equipment of our third party network providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have three technology centers at various locations in the U.S. which contain a significant portion of our computer and electronic equipment. These technology centers host and manage Internet content, email, web hosting and authentication applications and services. Despite precautions taken by us and our third party network providers, a natural disaster or other unanticipated problem that impacts one of our locations or our third party providers' networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition and results of operations.

        Network infrastructure.    The success of our business depends on the capacity, reliability and security of our network infrastructure, including that of our third party network providers' networks. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate over the Internet. Such expansion and improvement could require substantial financial, operational and managerial resources.

Government regulations could adversely affect our business or force us to change our business practices.

        The regulatory environment relating to our business continues to evolve. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do, or could, affect our business. Significant areas of regulation for our business include Internet access regulation, VoIP regulation and CLEC regulation. Our results of operations could be materially, adversely affected by future changes of these legal and regulatory rights or obligations.

        Narrowband Internet access.    Currently, narrowband Internet access is classified as an "information service" and is not subject to the FCC's carrier access charge regime, which levies per-minute charges for traffic that uses the local telephone network. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic would significantly impact our costs for this service.

        Broadband Internet access.    Currently, broadband Internet access is classified as an "information service" and, as a result, cable companies and telephone companies that offer a broadband Internet access information service are not required by the FCC to offer unaffiliated ISPs stand-alone broadband transmission. This could adversely affect our broadband Internet access customer base and revenues.

        In the past few years, a number of the telephone companies that we compete with or who provide us with broadband Internet access services have consolidated through merger activity. Continued consolidation in the telecommunications industry could impact our ability to provide broadband Internet access services.

        The Communications Act provides the FCC with the authority to not enforce statutory requirements and regulations if certain public interest factors are satisfied. The ability for the FCC to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, could adversely impact our business.

        Tax.    The Internet Tax Non-Discrimination Act places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

        Consumer protection.    Consumer protection laws and enforcement actions regarding advertising and user privacy, are becoming more prevalent. The Federal Trade Commission ("FTC") and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices. Although we believe that we comply with applicable consumer protection laws, we cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to material liability.

        VoIP.    The current regulatory environment for VoIP services remains unclear, as the decision whether VoIP is an "information service" or "telecommunications service" is still pending. Classifying VoIP as a telecommunications service could require us to obtain a telecommunications license, comply with numerous legacy telephone regulations, and possibly subject the VoIP traffic to inter-carrier access charges, which could result in increased costs. In addition, several state regulatory agencies are seeking jurisdiction over VoIP services. If successful, carrier access charges could be imposed on us, which could also result in increased costs. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

        CLEC regulation.    New Edge, our wholly-owned subsidiary, is a CLEC that is subject to both state and federal telecommunications regulation. As such, New Edge relies on certain regulatory rights of CLECs to provide services to business and enterprise customers, including rights to last-mile unbundled network elements of incumbent local exchange carriers (or ILECs) and rights to collocate New Edge equipment at ILEC facilities. New Edge also must contribute to state and federal universal service funds. In addition, New Edge makes use of the special access services and DSL services of ILECs and other CLECs in order to provision New Edge services to its customers.

        Other laws and regulations.    Our business also is subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or "spam," access to various types of content by minors, anti-spyware initiatives, encryption, data protection, data retention, security breaches and consumer protection. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

We may not be able to protect our proprietary technologies.

        We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law; trade secret protection; and confidentiality agreements with our employees, customers, partners and others to protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our copyrights, trademarks, patents and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

        From time to time, third parties have alleged that we infringe on their intellectual property rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we are unable to successfully defend against legal actions, we could face substantial liabilities.

        We are currently a party to various legal actions, including consumer class action and patent litigation. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our operating expenses and liquidity.

Our business depends on the continued development of effective business support systems, processes and personnel.

        Our business relies on our data, billing and other operational and financial reporting and control systems. All of these systems have become increasingly complex, largely due to the increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data, billing, and other operational and financial systems, procedures and controls. These upgrades and improvements will require additional costs, a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner, our business may be adversely affected.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

        Our business depends on our ability to attract, hire and retain highly skilled and qualified managerial, professional and technical personnel. Competition for qualified personnel is intense. During 2007, we implemented a corporate restructuring plan, which may harm our ability to hire and retain key personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Finally, the loss of any of our key executives could have a material adverse effect on us.

Our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business.

        Our VoIP service depends on growth in the number of VoIP subscribers, which in part depends on wider public acceptance of VoIP telephony. Potential new subscribers may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience.

        Our E911 emergency service is different in significant respects from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need. If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider. Delays or failures in receiving emergency services can be catastrophic. VoIP providers are not currently protected by legislation, so any resulting liability could be substantial. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

        Our VoIP service, including our E911 service, depends on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Our VoIP service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider, which may or may not be us, and electric utility company, respectively. If our third party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Interruptions in our service could cause us to lose customers or cause us to offer substantial customer credits, which could adversely affect our revenues and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth may be negatively impacted.

We may not be able to sell our municipal wireless broadband assets and that we may incur additional losses related to these operations.

        We are currently pursuing the sale of our municipal wireless broadband assets. After thorough review and analysis of our municipal wireless operations, we decided that it was no longer consistent with the objective of maximizing shareholder value. The decision to eliminate the operations has resulted in impairment losses recognized during the year ended December 31, 2007. There is no assurance we will be able to sell these assets. We also may incur further impairment losses and transition, wind-up and legal expenses, any of which could cause our operating results to decline.

We may not realize the benefits we sought from our investment in the HELIO joint venture.

        We have made $210.0 million of cash investments in HELIO, a joint venture with SK Telecom that offers wireless voice and data services to consumers in the U.S. The financing of HELIO's operations has adversely affected our cash position. In addition, HELIO will require additional funding in the future and HELIO has incurred losses and we expect HELIO to continue to incur losses. In addition, HELIO may not be successful in implementing and marketing its wireless voice and data initiatives, and there can be no assurance that these initiatives will be commercially successful. We cannot assure you HELIO will be able to achieve or maintain adequate market share or revenue or compete effectively. Our investment in the HELIO joint venture may not provide the economic returns we sought.

The use of our net operating losses and certain other tax attributes could be limited in the future.

        As of December 31, 2007, we had approximately $677.6 million of tax net operating losses for federal income tax purposes and approximately $290.8 million of tax net operating losses for state income tax purposes. The tax net operating losses for state income tax purposes began to expire in 2006 and the tax net operating losses for federal income tax purposes begin to expire in 2020. Due to uncertainties in projected future taxable income, valuation allowances have been established against deferred tax assets for book accounting purposes.

        Currently, these tax net operating losses can accumulate and be used to offset any of our future taxable income. However, an "ownership change" that occurs during a "testing period" (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate.

        In general, future stock transactions and the timing of such transactions could cause an "ownership change" for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us (including but not limited to issuances upon future conversion of our outstanding convertible senior notes), and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control.

        Calculations of an "ownership change" under Section 382 are complex and to some extent are dependent on information that is not publicly available. However, we believe that as a result of recent transactions in our common stock, the risk of an "ownership change" occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/or current five percent stockholders increase their interest. (In analyzing this risk, we do not think that holdings of independently managed mutual funds would be combined for purposes of calculating who is a five percent stockholder under Section 382.) Due to this risk, we will monitor our purchases of additional shares of our common stock.

Our stock price has been volatile historically and may continue to be volatile.

        The trading price of our common stock has been and may continue to be subject to fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in results of operations; announcements of new products, services or pricing by us or our competitors; the emergence of new competing technologies; developments in our business strategy; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in the markets in which we operate or general economic conditions.

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

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

        As of December 31, 2007, we had $258.8 million of indebtedness outstanding due to the issuance of our 3.25% Convertible Senior Notes Due 2026 (the "Notes") in November 2006. Our indebtedness could have important consequences to us. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our business activities;

  •
  limit our ability to secure additional financing, if necessary;

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

        Holders of the Notes have the right to require us to repurchase the Notes on November 15, 2011, November 15, 2016 and November 15, 2021 or upon the occurrence of a fundamental change prior to maturity. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion value in cash. Any of our future debt agreements may contain similar repurchase and cash settlement provisions. We may not have sufficient funds to make the required cash payment upon conversion or to purchase or repurchase the Notes in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to pay cash upon conversion or to purchase or repurchase the Notes in cash may be limited by law or the terms of agreements relating to our debt outstanding at the time, if any. However, if we fail to repurchase or purchase the Notes or pay cash upon conversion as required by the indenture for the Notes, it would constitute an event of default under the indenture, which, in turn, would constitute an event of default under our other debt agreements, if any. In addition, the requirement to pay the fundamental change repurchase price, including the related make whole premium, may discourage a change in control of our company.

The convertible notes hedge and warrant transactions may affect the value of our common stock.

        In November 2006, in connection with the offering of our Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of UBS Investment Bank and Banc of America Securities LLC. These transactions are expected to offset the potential dilution upon conversion of the Notes. In connection with hedging these transactions, such affiliates of UBS Investment Bank and Banc of America Securities LLC:

  •
  entered into various over-the-counter derivative transactions with respect to our common stock, and may purchase our common stock; and

  •
  may enter into, or may unwind, various over-the-counter derivatives and purchase or sell our common stock in secondary market transactions.

        Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. These affiliates of UBS Investment Bank and Banc of America Securities LLC are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever Notes are converted. In order to unwind their hedge position with respect to those exercised options, these affiliates of UBS Investment Bank and Banc of America Securities LLC expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted Notes.

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

        These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. In addition, we have adopted a rights plan, which has anti-takeover effects. The rights plan, if triggered, could cause substantial dilution to a person or group that attempts to acquire our common stock on terms not approved by the board of directors. These provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently maintain and occupy the following principal properties:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Atlanta, GA	180,000	2014
Operations and corporate offices	Pasadena, CA	110,000	2014
Operations and corporate offices	Vancouver, WA	60,000	2012

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the quarter ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "ELNK." The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	EarthLink, Inc.
	High	Low
Year Ended December 31, 2006
First Quarter	$12.21	$8.67
Second Quarter	10.00	7.77
Third Quarter	8.81	6.82
Fourth Quarter	7.64	6.16
Year Ended December 31, 2007
First Quarter	$7.61	$6.61
Second Quarter	8.36	7.07
Third Quarter	8.31	5.90
Fourth Quarter	8.23	6.47
Year Ending December 31, 2008
First Quarter (through January 31, 2008)	$7.19	$6.23

        The last reported sale price of our common stock on the Nasdaq Global Market on January 31, 2008 was $6.81 per share.

Holders

        There were approximately 1,900 holders of record of our common stock on January 31, 2008.

Dividends

        We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future operations. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

        The following indexed line graph indicates our total return to stockholders from December 31, 2002 to December 31, 2007, as compared to the total return for the Nasdaq Global Market and the Morgan Stanley Internet Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2002 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
EarthLink, Inc.	100.0	183.5	211.4	203.9	130.3	129.7
Nasdaq Global Market	100.0	150.0	162.9	165.1	180.9	198.6
Morgan Stanley Internet Index	100.0	164.1	187.4	188.9	206.7	274.0

Purchases of Equity Securities by the Issuer

        The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2007 were as follows:

2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	—	$—	—	$270,323
November 1 through November 30	1,277	7.13	1,277	261,222
December 1 through December 31	8,835	6.82	8,835	200,964

Total	10,112		10,112

(1)
Since the inception of the share repurchase program ("Repurchase Program"), the Board of Directors has authorized a total of $750.0 million for the repurchase of our common stock, including $200.0 million that was authorized during 2007. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We may repurchase our common stock from time to time in compliance with the SEC's regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The Repurchase Program does not require us to acquire any specific number of shares and may be terminated at any time.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,401,930	$1,382,202	$1,290,072	$1,301,072	$1,215,994
Operating costs and expenses	1,468,894	1,271,444	1,125,576	1,205,431	1,167,960
Income (loss) from operations	(66,964)	110,758	164,496	95,641	48,034
Income (loss) from continuing operations	(62,194)	111,009	142,780	24,986	(54,795)
Loss from discontinued operations(1)	—	—	—	(19,999)	(80,302)
Net income (loss)	(62,194)	111,009	142,780	4,987	(135,097)
Deductions for accretion dividends(2)	(4,586)	—	—	—	—
Net income (loss) attributable to common stockholders	(66,780)	111,009	142,780	4,987	(135,097)
Basic net income (loss) per share
Continuing operations	$(0.40)	$0.72	$1.04	$0.19	$(0.45)
Discontinued operations	—	—	—	(0.16)	(0.66)

Basic net income (loss) per share	$(0.42)	$0.72	$1.04	$0.04	$(1.11)

Diluted net income (loss) per share
Continuing operations	$(0.40)	$0.70	$1.02	$0.19	$(0.45)
Discontinued operations	—	—	—	(0.15)	(0.66)

Diluted net income (loss) per share	$(0.42)	$0.70	$1.02	$0.04	$(1.11)

Basic weighted average common shares outstanding	157,321	154,233	137,080	128,790	121,633

Diluted weighted average common shares outstanding	157,321	157,815	139,950	130,583	121,633

Cash flow data:
Cash provided by operating activities	$101,728	$188,152	$188,704	$115,249	88,789
Cash provided by (used in) investing activities	25,003	(69,070)	(65,081)	(283,064)	13,936
Cash used in financing activities	(88,882)	(108,912)	(169,239)	152,890	(87,267)

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$208,740	$218,910	$173,294	$158,369	$173,827
Investments in marketable securities(3)	279,125	312,060	248,825	236,407	114,768

Cash and marketable securities	487,865	530,970	422,119	394,776	288,595
Total assets	827,020	805,450	749,149	968,039	735,226
Long-term debt, including long-term portion of capital leases	342	287	1,067	258,984	258,875
Total liabilities	283,357	257,843	227,285	509,375	473,753
Accumulated deficit	(1,303,771)	(1,192,762)	(1,049,982)	(1,044,995)	(1,184,119)
Stockholders' equity	543,663	547,607	521,864	458,664	261,473

(1)
In November 2007, EarthLink's Board of Directors authorized management to pursue strategic alternatives for the Company's municipal wireless broadband operations, including the sale of the assets. Management concluded that the municipal wireless broadband operations were no longer consistent with EarthLink's strategic direction. As a result of that decision, we classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband operations as discontinued operations for all periods presented.

(2)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this Annual Report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that changes to our business strategy may reduce our revenues and profitability; (2) that the continued decline of our consumer access services revenues could adversely affect our profitability; (3) that prices for certain of our consumer access services have been decreasing, which could adversely affect our revenues and profitability; (4) that we might not realize the benefits we are seeking from the corporate restructuring plan announced in August 2007 and our corporate restructuring plan might have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners; (5) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges including incurring facility exit and restructuring charges; (6) that we face significant competition which could reduce our market share and reduce our profitability; (7) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (8) that we may not be able to successfully manage the costs associated with delivering our broadband services, which could adversely affect our results of operations; (9) that companies may not provide access to us on a wholesale basis or on reasonable terms or prices, which could cause our operating results to suffer; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to increase our subscriber base; (12) that our business may suffer if third parties used for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (13) that service interruptions or impediments could harm our business; (14) that government regulations could adversely affect our business or force us to change our business practices; (15) that we may not be able to protect our proprietary technologies; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (18) that our business depends on the continued development of effective business support systems, processes and personnel; (19) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (20) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (21) that we may not be able to sell our municipal wireless wireless broadband assets and that we may incur additional losses related to these operations; (22) that we may not realize the benefits we sought from our investments in the HELIO joint venture; (23) that the use of our net operating losses and certain other tax attributes could be limited in the future; (24) that our stock price has been volatile historically and may continue to be volatile; (25) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (26) that the convertible notes hedge and warrant transactions may affect the value of our common stock; and (27) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.

Overview

        EarthLink, Inc. is an Internet service provider, or ISP, providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings include dial-up Internet access, high-speed Internet access, voice services and web hosting services. We also provide value-added services, such as search, advertising and ancillary services sold as add-on features to our Internet access services. In addition, through our wholly-owned subsidiary, New Edge Networks, we provide secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers.

        We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. Our Business Services segment provides Internet access and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

        Our results of operations include the following items related to changes in our business strategy implemented during the year ended December 31, 2007:

  •
  Facility Exit and Restructuring Costs.  In August 2007, we adopted a restructuring plan (the "2007 Plan") intended to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and is expected to be completed during the first half of 2008.

  •
  Discontinued Operations.  In November 2007, our Board of Directors authorized management to pursue strategic alternatives for our municipal wireless broadband operations, including the sale of the assets. Management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction. As a result of that decision, we classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented.

  •
  HELIO.  During 2007, we decided to discontinue further investments in HELIO, our joint venture with SK Telecom Co., Ltd. ("SK Telecom"). We amended and restated the joint venture agreements whereby SK Telecom agreed to make up to $270.0 million in additional equity contributions to HELIO, while we retain the right to make additional investments in HELIO. This eliminates any future requirement to invest in HELIO, while allowing us to maintain a meaningful ownership position in HELIO with potential investment return in the future.

Industry Background

        We operate in the Internet access market, which is characterized by intense competition, changing technology, evolving industry standards, changes in customer needs and new service and product introductions. The Internet access market has reached a mature stage of growth; however, growth is expected to continue at a slow rate as more services become available online, Internet access prices remain low, computer prices continue to decline and consumers increasingly gain access at places outside the home.

        In the last few years, the composition of the Internet access market has changed and the number of households with broadband access surpassed the number of households with dial-up access. Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and "always on" connection. The pricing for broadband services, particularly for introductory promotional periods, services bundled with video and telephone services, and services with slower speeds, has been declining and is approaching prices for traditional dial-up services, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads and photo sharing require greater bandwidth for optimal performance, which adds to the demand for broadband access. However, analysts predict a continuing market for dial-up customers.

        Currently, most residential broadband consumers access the Internet via DSL or cable. One of the outgrowths from the rapid deployment of broadband connectivity has been the adoption of Voice over Internet Protocol ("VoIP"). VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. VoIP technology presents several advantages over the technology used in traditional wireline telephone networks and enables VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features.

Revenue Sources

        We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and satellite; IP-based voice; and high-speed data networks for small and medium-sized businesses and communications carriers) and value-added services (including ancillary services sold as add-on feature to our services, search and advertising). We earn revenues primarily from monthly fees charged to customers for services. We also earn revenues from usage fees; installation fees; termination fees; and fees for equipment used to access our services. Total revenues were $1.29 billion, $1.30 billion and $1.22 billion during the years ended December 31, 2005, 2006 and 2007, respectively. Our traditional, premium-priced narrowband revenues have been declining due to the maturity of this service. In addition, the mix of our narrowband customers has shifted towards value-priced narrowband access. However, the decrease in revenues were offset by an increase in revenues due to our acquisition of New Edge Networks in April 2006, an increase in revenues due to the launch of IP-based voice services during 2006 and an increase in value-added services revenues.

Business Strategy and Risks

        During 2006 and the beginning half of 2007, we were investing in various growth initiatives with the objective of generating a return on our investments. These growth initiatives included VoIP services, municipal wireless broadband services and business services. We were also making investments in HELIO, our joint venture with SK Telecom. In response to declining revenues, changes in our industry and changes in consumer behavior, we completed a comprehensive review of our core access services. We also reviewed each of our growth initiatives to evaluate whether these initiatives were complementary to our long-term strategy and allowed us to maximize shareholder value. As a result of these reviews, we implemented the 2007 Plan to reduce operating costs and improve the efficiency of our organization. Under the 2007 Plan, we significantly reduced employees, closed or consolidated certain facilities, discontinued certain projects and reduced sales and marketing efforts. For our core access services, we reduced the back-office cost structure and reduced sales and marketing efforts aimed at customers that have high acquisition costs and early life churn. For our IP-based voice and business services, we significantly reduced the cost structure. For our municipal wireless broadband operations, we concluded that the operations were no longer consistent with our strategic direction and we have committed to a plan to sell our municipal wireless broadband assets. Finally, we decided to discontinue further investments in HELIO and entered into amended and restated joint venture agreements with SK Telecom.

        Our current business focus is the following:

  •
  Operational Efficiency.  We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. In addition to implementing our corporate restructuring plan which reduced back-office support costs and subscriber acquisition costs, we are focused on delivering our services more cost effectively, reducing and more efficiently handling the number of calls to contact centers, managing cost effective outsourcing opportunities and streamlining our internal processes and operations.

  •
  Customer Retention.  We are focused on retaining our existing tenured customers. We continue to focus on offering reasonably priced access with high-quality customer service and technical support. We believe focusing on the customer relationship will increase loyalty and reduce churn.

  •
  Opportunities for growth.  In response to changes in our business, we have significantly reduced our sales and marketing spending. However, we are focused on continuing to add customers that generate an acceptable rate of return and increasing the number of subscribers we add through partnerships and acquisitions from other ISPs. We will evaluate potential strategic transactions that could complement our business. We are also focused on adding customers organically by growing our services to business customers through New Edge, our wholly-owned subsidiary. We believe this is a growth market and we will continue to differentiate ourselves by providing customers with choices for our business services.

        The primary challenges we face in executing our business strategy are responding to competition, reducing churn, maintaining profitability in our access services and purchasing cost-effective wholesale access. The factors we believe are instrumental to the achievement of our goals and targets, including the factors identified above, may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

2007 Highlights

        Total revenues decreased during the year ended December 31, 2007 compared to the prior year. In addition, our subscriber base decreased from approximately 5.3 million paying subscribers as of December 31, 2006 to approximately 3.9 million paying subscribers as of December 31, 2007. The decrease in paying subscribers was primarily due to the removal of approximately 753,000 wholesale broadband subscribers under our marketing relationship with Embarq Corporation ("Embarq") and a decrease in premium narrowband subscribers. We also saw a decrease in retail broadband revenues due to price compression in the industry. Overall operating expenses decreased during the year ended December 31, 2007 compared to the prior year primarily due to cost savings realized as a result our 2007 corporate restructuring plan. We recognized net income of $5.0 million during the year ended December 31, 2006 compared to a net loss of $135.1 million during the year ended December 31, 2007. This was due to the decrease in total revenues, increase in net losses of HELIO and increase in loss from discontinued operations, offset by the decrease in total operating costs and expenses, including $69.6 million in facility exit, restructuring and other costs.

Looking Ahead

        We expect total revenues to continue to decrease as we reduce sales and marketing efforts aimed at customers that have a high acquisition cost and early life churn. However, we expect overall profits to increase in 2008 as the benefits realized from our corporate restructuring plan, the decreased sales and marketing activities and the decrease in loss from equity affiliate offset our decline in revenues.

Joint Venture

        We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services in April 2006. As partners, we and SK Telecom invested an aggregate of $440.0 million of cash and non-cash assets in HELIO pursuant to the Contribution and Formation Agreement. As of December 31, 2006, we and SK Telecom each had an approximate 48% economic ownership interest and 50% voting interest in HELIO.

        In July 2007, we and SK Telecom entered into a lending agreement with HELIO pursuant to which we and SK Telecom could lend up to $200.0 million to HELIO and each made an initial loan to HELIO of $30.0 million.

        In November 2007, we and SK Telecom amended and restated the joint venture agreements. SK Telecom agreed to make up to $270.0 million in additional equity contributions to HELIO, while we retain the right to make additional investments in HELIO under the amended joint venture agreements. In November 2007 and December 2007, SK Telecom made a $70.5 million and $30.0 million equity contribution, respectively, to HELIO. As a result, as of December 31, 2007, we had an approximate 31% economic ownership interest and 33% voting interest in HELIO, while SK Telecom had an approximate 65% economic ownership interest and 67% voting interest in HELIO. We currently have no plans to make further investments in HELIO.

        Also in November 2007, we and SK Telecom canceled the July 2007 loan and related lending agreement and HELIO issued to each of us a new $30.0 million secured exchangeable promissory note (the "New Notes"). Pursuant to the terms of the note purchase agreement, the New Notes bear interest at 10% per annum, payable at maturity, and may be prepaid by HELIO at any time without penalty. The New Notes mature on July 23, 2010, unless amounts thereunder become due and payable earlier by acceleration or otherwise. The New Notes are exchangeable for membership units of HELIO at any time up to the maturity date.

        In February 2008, the HELIO joint venture agreements were further amended to make certain modifications to the terms of the outstanding membership interests owned by us, SK Telecom and the other HELIO investors.

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

Marketing Alliances

        We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 30 million homes, to offer our broadband Internet access services over their systems. In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of December 31, 2007, more than 40% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

        We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation's local communications business. The relationship provided that EarthLink was the wholesale high-speed ISP for Embarq's local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. Effective April 2007, we removed approximately 753,000 wholesale broadband subscribers under the marketing relationship from our broadband subscriber count and total subscriber count.

Key Operating Metrics

        We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user ("ARPU") are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	December 31, 2005	December 31, 2006	December 31, 2007
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,556,000	3,261,000	2,624,000
Broadband access subscribers	1,600,000	1,831,000	1,059,000

Total consumer services subscribers	5,156,000	5,092,000	3,683,000
Business Services
Narrowband access subscribers	24,000	40,000	27,000
Broadband access subscribers	8,000	69,000	66,000
Web hosting accounts	127,000	112,000	100,000

Total business services subscribers	159,000	221,000	193,000

Total subscriber count at end of year	5,315,000	5,313,000	3,876,000

	Year Ended December 31,
	2005	2006	2007
Subscriber Activity
Subscribers at beginning of year	5,388,000	5,315,000	5,313,000
Gross organic subscriber additions	2,766,000	2,717,000	1,994,000
Acquired subscribers	147,000	162,000	65,000
Adjustment (b)	(27,000)	—	(753,000)
Churn	(2,959,000)	(2,881,000)	(2,743,000)

Subscribers at end of year	5,315,000	5,313,000	3,876,000

Churn rate (c)	4.6%	4.6%	5.1%
Consumer Services Data
Average subscribers (d)	5,204,000	5,124,000	4,321,000
ARPU (e)	$19.53	$18.52	$19.77
Churn rate (c)	4.6%	4.6%	5.2%
Business Services Data
Average subscribers (d)	154,000	212,000	207,000
ARPU (e)	$38.20	$63.61	$76.62
Churn rate (c)	2.6%	2.8%	2.6%

(a)
Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)
Effective March 24, 2005, we transferred approximately 27,000 wireless subscribers to HELIO in connection with completing the formation of HELIO.

In April 2007, our wholesale contract with Embarq expired. As a result, we removed 753,000 wholesale broadband EarthLink-supported Embarq subscribers from our broadband subscriber count and total subscriber count.

(c)
Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the year by the average subscribers for the year. Churn rate for the year ended December 31, 2007 excludes the impact of the Embarq adjustment.

(d)
Average subscribers or accounts is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the year.

(e)
ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the year by the average number of subscribers for the year. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

Results of Operations

Consolidated Results of Operations

        The following table sets forth statement of operations data for the periods indicated:

	Year Ended December 31,			2006 vs. 2005		2007 vs. 2006
	2005	2006	2007	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$1,290,072	$1,301,072	$1,215,994	$11,000	1%	$(85,078)	-7%
Operating costs and expenses:
Service and equipment costs	366,654	423,239	427,840	56,585	15%	4,601	1%
Sales incentives	8,973	10,690	14,857	1,717	19%	4,167	39%

Total cost of revenues	375,627	433,929	442,697	58,302	16%	8,768	2%
Sales and marketing	389,522	390,551	291,105	1,029	0%	(99,446)	-25%
Operations and customer support	233,907	243,608	221,443	9,701	4%	(22,165)	-9%
General and administrative	112,173	125,558	128,412	13,385	12%	2,854	2%
Amortization of intangible assets	12,267	11,902	14,672	(365)	-3%	2,770	23%
Facility exit, restructuring and other costs	2,080	(117)	69,631	(2,197)	-106%	69,748	*

Total operating costs and expenses	1,125,576	1,205,431	1,167,960	79,855	7%	(37,471)	-3%
Income from operations	164,496	95,641	48,034	(68,855)	-42%	(47,607)	-50%
Net losses of equity affiliate	(15,608)	(84,782)	(111,295)	(69,174)	*	(26,513)	31%
Gain (loss) on investments in other companies, net	2,877	377	(5,585)	(2,500)	-87%	(5,962)	*
Interest income and other, net	13,491	14,636	12,824	1,145	8%	(1,812)	-12%

Income (loss) from continuing operations before income taxes	165,256	25,872	(56,022)	(139,384)	-84%	(81,894)	*
Income tax (provision) benefit	(22,476)	(886)	1,227	21,590	-96%	2,113	*

Income (loss) from continuing operations	142,780	24,986	(54,795)	(117,794)	-83%	(79,781)	*
Loss from discontinued operations	—	(19,999)	(80,302)	(19,999)	*	(60,303)	*

Net income (loss)	$142,780	$4,987	$(135,097)	$(137,793)	-97%	$(140,084)	*

*
denotes percentage is not meaningful or is not calculable

Segment Results of Operations

        Our business segments are strategic business units that are managed based upon differences in customers, services and marketing channels. Our Consumer Services segment provides dial-up Internet access, high-speed Internet access and voice services, among others, to individual customers. Our Business Services segment provides managed data networks, dedicated Internet access and web hosting, among others, to businesses and communications carriers.

        We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, facility exit and restructuring costs and stock-based compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123(R), as they are not considered in the measurement of segment performance.

        The following tables set forth segment data for the periods indicated:

	Year Ended December 31,			2006 vs. 2005		2007 vs. 2006
	2005	2006	2007	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$1,219,705	$1,139,254	$1,025,408	$(80,451)	-7%	$(113,846)	-10%
Cost of revenues	357,205	346,129	324,465	(11,076)	-3%	(21,664)	-6%

Gross margin	862,500	793,125	700,943	(69,375)	-8%	(92,182)	-12%
Direct segment operating expenses	676,832	638,350	506,975	(38,482)	-6%	(131,375)	-21%

Segment operating income	$185,668	$154,775	$193,968	$(30,893)	-17%	$39,193	25%

Business Services
Revenues	$70,367	$161,818	$190,586	$91,451	130%	$28,768	18%
Cost of revenues	18,422	87,800	118,232	69,378	*	30,432	35%

Gross margin	51,945	74,018	72,354	22,073	42%	(1,664)	-2%
Direct segment operating expenses	3,945	51,695	58,548	47,750	*	6,853	13%

Segment operating income	$48,000	$22,323	$13,806	$(25,677)	-53%	$(8,517)	-38%

Consolidated
Revenues	$1,290,072	$1,301,072	$1,215,994	$11,000	1%	$(85,078)	-7%
Cost of revenues	375,627	433,929	442,697	58,302	16%	8,768	2%

Gross margin	914,445	867,143	773,297	(47,302)	-5%	(93,846)	-11%
Direct segment operating expenses	680,777	690,045	565,523	9,268	1%	(124,522)	-18%

Segment operating income	233,668	177,098	207,774	(56,570)	-24%	30,676	17%
Stock-based compensation expense	1,495	14,241	19,553	12,746	*	5,312	37%
Amortization of intangible assets	12,267	11,902	14,672	(365)	-3%	2,770	23%
Facility exit, restructuring and other costs	2,080	(117)	69,631	(2,197)	-106%	69,748	*
Other operating expenses	53,330	55,431	55,884	2,101	4%	453	1%

Income from operations	$164,496	$95,641	$48,034	$(68,855)	-42%	$(47,607)	-50%

*
denotes percentage is not meaningful or is not calculable

Revenues

        The following table presents revenues by groups of similar services and by segment for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,			2006 vs. 2005		2007 vs. 2006
	2005	2006	2007	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$1,140,241	$1,021,620	$897,423	$(118,621)	-10%	$(124,197)	-12%
Value-added services	79,464	117,634	127,985	38,170	48%	10,351	9%

Total revenues	$1,219,705	$1,139,254	$1,025,408	$(80,451)	-7%	$(113,846)	-10%
Business Services
Access and service	$66,666	$158,409	$187,709	$91,743	138%	$29,300	18%
Value-added services	3,701	3,409	2,877	(292)	-8%	(532)	-16%

Total revenues	$70,367	$161,818	$190,586	$91,451	130%	$28,768	18%
Consolidated
Access and service	$1,206,907	$1,180,029	$1,085,132	$(26,878)	-2%	$(94,897)	-8%
Value-added services	83,165	121,043	130,862	37,878	46%	9,819	8%

Total revenues	$1,290,072	$1,301,072	$1,215,994	$11,000	1%	$(85,078)	-7%

Consolidated revenues

        The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and satellite; IP-based voice; and fees charged for high-speed data networks to small and medium-sized businesses and communications carriers); and web hosting services. We also earn revenues from value-added services, which include search, advertising and ancillary services sold as add-on features to our access services. Total revenues increased from $1.29 billion during the year ended December 31, 2005 to $1.30 billion during the year ended December 31, 2006. This was comprised of a $91.5 million increase in business services revenue offset by an $80.5 million decrease in consumer services revenue. Total revenues decreased from $1.30 billion during the year ended December 31, 2006 to $1.22 billion during the year ended December 31, 2007. This was comprised of a $113.8 decrease in consumer services revenue and a $28.8 million increase in business services revenue.

        The decreases in consumer services revenue were primarily attributable to decreases in average consumer subscribers, which were approximately 5.2 million, 5.1 million and 4.3 million during the years ended December 31, 2005, 2006 and 2007, respectively. These decreases were driven primarily by decreases in average premium narrowband subscribers. Also contributing to the decrease during the year ended December 31, 2007 was the removal of 753,000 Embarq subscribers. The increases in business services revenue were attributable to increases in average business subscribers and in business services ARPU, primarily driven by our acquisition of New Edge in April 2006.

Consumer services revenue

        Access and service.    Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues was $1.1 billion, $1.0 billion and $0.9 billion during the years ended December 31, 2005, 2006 and 2007, respectively. The decreases in consumer access and service revenues over the past three years were primarily due to decreases in average consumer access and service subscribers.

        Average consumer access and service subscribers decreased over the past three years primarily due to a decrease in premium narrowband subscribers resulting from the continued maturing and ongoing competitiveness of the market for narrowband Internet access. Contributing to the decrease during the year ended December 31, 2007 was the removal of 753,000 Embarq subscribers from our subscriber count effective April 2007. These decreases were offset by an increase in average PeoplePC subscribers; an increase in average retail broadband subscribers due to the continued growth in the market for broadband access and our efforts and our partners' efforts to promote broadband services; and an increase in average voice subscribers due to the launch of EarthLink DSL and Home Phone Service during 2006. We expect our consumer access and service subscriber base to continue to decrease due to the continued maturation of the market for premium narrowband access. In addition, during the year ended December 31, 2007, in response to changing industry trends we refocused our business strategy to reduce sales and marketing efforts aimed at adding customers that did not provide and acceptable rate of return or that had a pattern of early life churn. We are focusing efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. This may continue to negatively impact the number of subscribers we are able to add and our revenues.

        Contributing to the decrease in consumer access and service revenues from the year ended December 31, 2005 to the year ended December 31, 2006 was a decrease in ARPU. However, the decrease in consumer access and service revenues from the year ended December 31, 2006 to the year ended December 31, 2007 was offset by an increase in consumer access and service ARPU. ARPU depends on a variety of factors, including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several consumer access services at different price plans, and we provide services through retail and wholesale relationships. All of these have an effect on our overall ARPU.

        The decrease in consumer access and service ARPU from the year ended December 31, 2005 to the year ended December 31, 2006 ARPU was due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, which are typically priced at $21.95 per month, to our PeoplePC value-priced narrowband access services, which are generally priced at $10.95 per month. During the year ended December 31, 2005, average PeoplePC access subscribers represented approximately 35% of our average consumer narrowband customer base, and during the year ended December 31, 2006, average PeoplePC access subscribers represented approximately 42% of our average consumer narrowband customer base.

        The increase in consumer access and service ARPU from the year ended December 31, 2006 to the year ended December 31, 2007 was due to an increase in broadband access and service ARPU, offset by a decrease in narrowband access and service ARPU. The increase in broadband access and service ARPU during the year ended December 31, 2007 compared to the prior year was primarily due to a shift in the mix of our broadband customer base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers; an increase in our voice subscribers; and certain revenues received pursuant to the Embarq transition agreement. Offsetting these increases were general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers and the increased use of promotional pricing for our service offerings. Narrowband access and service ARPU decreased from the year ended December 31, 2006 to the year ended December 31, 2007 due to the shift in the mix of our narrowband subscriber base from premium narrowband access services, as average PeoplePC access subscribers represented approximately 42% and 50% of our average consumer narrowband customer base during the years ended December 31, 2006 and 2007, respectively.

        Value-added services revenues.    Value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services. We derive these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transactions; advertising our partners' products and services in our various online properties and electronic publications, including the Personal Start Page™; referring our customers to our partners' products and services; and monthly fees charged for ancillary services.

        Value-added services revenues was $79.5 million, $117.6 million and $128.0 million during the years ended December 31, 2005, 2006 and 2007, respectively. The increases over the past three years were due primarily to increases in sales of security products, anti-spam products and premium mail products. Also contributing to the increase for the year ended December 31, 2006 compared to the year ended December 31, 2005 was increased search advertising revenues and partnership advertising revenues.

Business services revenue

        Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting. We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to have a web or e-commerce presence on the Internet.

        Business access and service revenues increased from $66.7 million during the year ended December 31, 2005 to $158.4 million during the year ended December 31, 2006 and to $187.7 million during the year ended December 31, 2007. These increases were primarily due to increases in both average business access and service subscribers and business access and service ARPU, which were attributable to the acquisition of New Edge in April 2006. Offsetting these increases were a decreases in web hosting revenues primarily due to a decrease in average web hosting accounts and decreases in business narrowband revenues.

        Our business broadband subscriber base consists of customers which are added through retail and wholesale relationships. Retail business services generally have an ARPU between $100 and $130 for non-networked solutions and an ARPU between $175 and $225 for networked solutions. Wholesale business services generally have an ARPU between $75 and $95. The pricing of broadband services for small and medium-sized businesses depends upon customer requirements for different service delivery methods, amounts of bandwidth, quality of service and distance from the points of presence, and may vary widely from these ranges. The number of customers being added or served at any point in time through our wholesale efforts is subject to the business and marketing circumstances of our telecommunications partners.

Cost of revenues

        Service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Service and equipment costs also include the cost of Internet appliances. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc., and our largest providers of broadband connectivity are Covad Communications Group, Inc. ("Covad") and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. We purchase broadband access from Incumbent Local Exchange Carriers, Competitive Local Exchange Carriers and

cable providers. Cost of revenues also includes sales incentives. We offer sales incentives such as free modems and Internet access on a trial basis.

        Total cost of revenues increased 16% from $375.6 million during the year ended December 31, 2005 to $433.9 million during the year ended December 31, 2006, and increased 2% to $442.7 million during the year ended December 31, 2007. The increases during the years ended December 31, 2006 and 2007 were comprised of increases of $69.4 million and $30.4 million, respectively, in business services cost of revenue and decreases of $11.1 million and $21.7 million, respectively, in consumer services cost of revenues. Business services cost of revenues increased due to increases in average monthly costs per subscriber, primarily as a result of New Edge subscribers and their associated cost. New Edge subscribers have a higher average cost per subscriber as New Edge provides high-speed data networks to small and medium-sized businesses. Consumer services cost of revenues decreased due to the decreases in average subscribers, offset by increases in sales incentives due to an increase in modems and other equipment provided to customers for IP-based voice services.

Sales and marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire subscribers. Sales and marketing expenses remained relatively constant at $389.5 million and $390.6 million during the years ended December 31, 2005 and 2006, respectively. Sales and marketing expenses decreased 25% to $291.1 million during the year ended December 31, 2007. This decrease consisted primarily of a decrease in consumer services sales and marketing expenses as we decreased spending aimed at customers that have high acquisition costs and early life churn and realized benefits from the 2007 Plan. This decrease was offset by an increase in business services sales and marketing expenses which was primarily due to the inclusion of New Edge sales and marketing expenses for the full year. We expect sales and marketing expenses to decrease in 2008 as we continue to scale back sales and marketing efforts in connection with our refocused strategy and as a result of the 2007 Plan.

Operations and customer support

        Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support increased 4% from $233.9 million during the year ended December 31, 2005 to $243.6 million during the year ended December 31, 2006. The increase consisted of an increase in business services expenses offset by a decrease in consumer services expenses. The increase in business services operations and customer support expenses was primarily the result of the inclusion of New Edge operations and customer support expenses. The decrease in consumer services operations and customer support expenses was a decrease resulting from the decline in our premium narrowband services, including a decrease in communications costs for providing subscribers with toll-free access to our technical support and customer service centers, offset by an increase in operations expense for our value-added services and an increase due to stock-based compensation expense from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R) on January 1, 2006.

        Operations and customer support expenses decreased 9% from $243.6 million during the year ended December 31, 2006 to $221.4 million during the year ended December 31, 2007. The decrease primarily consisted of a decline in consumer services operations and customer support expenses attributable to a reduced back-office cost structure and benefits realized as a result of our corporate restructuring plan. The decrease related to personnel-related costs, outsourced labor and professional fees. Offsetting the decrease was an increase in business services operations and customer support expenses due to the inclusion of New Edge. We expect operations and customer support expenses to decrease in 2008 as a result of the 2007 Plan.

General and administrative

        General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses were $112.2 million, $125.6 million and $128.4 million during the years ended December 31, 2005, 2006 and 2007, respectively. The increase during the year ended December 31, 2006 was primarily due to the inclusion of New Edge general and administrative expenses; increases in personnel, professional fees and travel costs resulting from the implementation of our previous growth initiatives; and an increase due to stock-based compensation expense from the adoption of SFAS No. 123(R) on January 1, 2006. The increase during the year ended December 31, 2007 was primarily due to $6.4 million of cash and non-cash compensation expense related to the death of our former Chief Executive Officer, Charles G. Betty, as more fully described below. Offsetting this increase was a decrease in general and administrative expenses, primarily personnel-related costs, as we began to implement plans to reduce our cost structure during the latter half of 2007. We expect general and administrative expenses to decrease in 2008 as a result of the 2007 Plan.

        Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty's employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty's stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the year ended December 31, 2007, we recorded stock-based compensation expense of $3.5 million related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty's stock options. We also recorded $1.5 million of compensation expense for a payment to Mr. Betty's estate in accordance with his employment agreement.

Stock-based compensation expense

        Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Sales and marketing	$—	$3,280	$3,826
Operations and customer support	—	6,516	7,007
General and administrative	1,495	4,445	8,720

	$1,495	$14,241	$19,553

Amortization of intangible assets

        Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets was $12.3 million, $11.9 million and $14.7 million during the years ended December 31, 2005, 2006 and 2007, respectively. The decrease in amortization of intangible assets during the year ended December 31, 2006 was primarily due to certain subscriber base acquisitions becoming fully amortized during the year. The increase in amortization of intangible assets during the year ended December 31, 2007 was primarily due to amortization of identifiable definite lived intangible assets resulting from the acquisition of New Edge in April 2006, and from acquisitions of subscriber bases from ISPs over the past year.

Facility exit, restructuring and other costs

        Facility exit, restructuring and other costs consisted of the following during the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
2007 Restructuring Plan	$—	$—	$64,271
Legacy Restructuring Plans	2,080	(117)	1,110
Other costs	—	—	4,250

	$2,080	$(117)	$69,631

        2007 Restructuring Plan.    In August 2007, we adopted a restructuring plan intended to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and is expected to be completed during the first half of 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $64.3 million during the year ended December 31, 2007, including $30.3 million for severance and personnel-related costs; $12.2 million for lease termination and facilities-related costs; $20.6 million for non-cash asset impairments; and $1.1 million for other associated costs. The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to us.

        Management continues to evaluate our businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

        Legacy Restructuring Plans.    During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit, restructuring and other costs. During the years ended December 31, 2005 and 2007, we recorded $2.0 million and $1.1 million of facility exit, restructuring and other costs as a result of new accruals and changes to estimates for Legacy Plans. During the year ended December 31, 2006, we recorded a $0.1 million reduction to facility exit, restructuring and other costs as a result of changes in estimates for Legacy Plans.

        Other Costs.    Under SFAS No. 142, goodwill and indefinite lived intangible assets must be tested for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We tested goodwill and indefinite lived intangible assets during the fourth quarter of 2007 and recorded an impairment loss of $4.3 million on certain indefinite lived intangible assets, consisting of trade names. We did not recognize any impairment losses during the years ended December 31, 2005 or 2006.

Net losses of equity affiliate

        We account for our investment in HELIO under the equity method of accounting because we can exert significant influence over HELIO's operating and financial policies. Accordingly, we record our proportionate share of HELIO's net losses. These equity method losses have been offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value.

        Net losses of equity affiliate for the years ended December 31, 2005, 2006 and 2007 of $15.6 million, $84.8 million and $111.3 million, respectively, included our proportionate share of HELIO's net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. HELIO's net loss increased due to the start-up nature of HELIO's operations and HELIO's recent product launches. During the year ended December 31, 2007, we stopped recording additional net losses of equity affiliate because the carrying value of our investments in HELIO, including the $30.0 million loaned to HELIO in July 2007, were reduced to zero, and we are not committed to provide further financial support. As a result, we do not expect to record net losses of equity affiliate for the foreseeable future.

Gain (loss) on investments in other companies, net

        During the years ended December 31, 2005 and 2007, we recognized $0.9 million and $7.1 million, respectively, of impairment losses due to declines of the value of certain of our investments in other companies that were deemed other than temporary. During the year ended December 31, 2006, we did not recognize any losses due to other-than-temporary declines of the value of investments.

        During the year ended December 31, 2005, we received $4.4 million in cash distributions from eCompanies Venture Group, L.P. ("EVG"). In applying the cost method, we recorded $0.6 million as a return of our investment based on the carrying value of our investment in EVG, and gains of $3.8 million were included in gain (loss) on investments in other companies, net. During the years ended December 31, 2006 and 2007, we received $0.4 million and $1.6 million in cash distributions, respectively, from EVG which were recorded as gains on investments in other companies.

        Except for HELIO, we do not exercise significant influence or control over the operating and financial policies of the companies in which we have invested. We are not the primary beneficiary for any of the companies in which we have invested. Accordingly, we use the cost method to account for our investments in other companies.

Interest income and other, net

        Interest income and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on our Covad investment; interest expense incurred on our Convertible Senior Notes due November 15, 2026 ("Notes"); and other miscellaneous income and expense items. Interest income and other, net, increased from $13.5 million during the year ended December 31, 2005 to $14.6 million during the year ended December 31, 2006. This was primarily due to an increase in interest earned on our cash, cash equivalents and marketable securities due to higher investment yields on our cash and marketable securities and an increase due to interest income from our investment in Covad, as we began earning interest on our investment in March 2006, offset by a decrease in our average cash and marketable securities balances.

        Interest income and other, net, decreased to $12.8 million during the year ended December 31, 2007. This was primarily due to interest expense incurred on the Notes, which were issued in November 2006 in a registered offering and bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter. Also contributing to the decrease were losses on disposals of fixed assets. These decreases were offset by an increase in interest earned on our cash, cash equivalents and marketable securities.

Income tax (provision) benefit

        We recognized an income tax provision of $22.5 million and $0.9 million during the years ended December 31, 2005 and 2006, respectively. Although we utilized net operating loss carryforwards to offset taxable income in 2005, state income and federal and state alternative minimum tax ("AMT") amounts aggregating $5.4 million were payable for 2005, and the AMT was payable primarily due to the net operating loss carryforward limitations associated with the AMT calculation. Although certain of the AMT amounts can be used in future periods to offset taxable income, we established a valuation allowance for the AMT amounts payable due to uncertainty regarding their realizability, which resulted in an income tax provision of $2.6 million in 2005. The provision for income taxes in 2005 also includes a non-cash deferred tax provision of $17.1 million associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain, PeoplePC and Cidco. The provision for income taxes during the year ended December 31, 2005 compared to the prior year was primarily due to the realization of net operating losses ("NOLs") of acquired companies and the mix of organic and acquired NOLs realized, because the realization of NOLs of acquired companies results in non-cash, deferred income tax expense. The provision for income taxes during the year ended December 31, 2006 primarily consisted of state income tax amounts due in jurisdictions where we do not have NOLs.

        We recognized an income tax benefit of $1.2 million during year ended December 31, 2007. The income tax benefit for the year ended December 31, 2007 was primarily due to the change in the deferred tax liability related to long-lived assets.

        We continue to maintain a valuation allowance against our deferred tax assets, consisting primarily of NOL carryforwards, and we may recognize deferred tax assets in future periods if they are determined to be realizable.

Loss from discontinued operations

        Loss from discontinued operations for the years ended December 31, 2006 and 2007 reflects our municipal wireless broadband operations. In November 2007, our Board of Directors authorized management to pursue the sale of our municipal wireless broadband assets. Management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction. The municipal wireless results of operations were previously included in our Consumer Services segment.

        In accordance with SFAS No. 144, we recorded a $27.6 million charge during the year ended December 31, 2007 to reduce the carrying value of the long-lived assets to their fair value less estimated costs to sell. These charges are reflected within loss from discontinued operations. In addition, as a result of the 2007 Plan, we recorded restructuring costs of $20.9 million during the year ended December 31, 2007 related to our municipal wireless broadband operations, including $5.0 million for severance and personnel-related costs; $6.9 million for non-cash asset impairments; and $9.0 million for other associated costs. These charges are reflected within loss from discontinued operations.

        The following table presents summarized results of operations related to our discontinued operations for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Revenues	$—	$195	$2,097
Operating costs and expenses	—	(20,194)	(33,871)
Facility exit, restructuring and other costs	—	—	(20,945)
Impairment charges	—	—	(27,583)

Loss from discontinued operations	$—	$(19,999)	$(80,302)

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

        On January 1, 2006, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

        We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for the years ended December 31, 2006 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for the prior years have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect of adoption of SFAS No. 123(R) was not material. Stock-based compensation expense under SFAS No. 123(R) was $14.2 million and $19.6 million during the years ended December 31, 2006 and 2007, respectively. Stock-based compensation during the years ended December 31, 2006 and 2007 is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was $1.5 million during the year ended December 31, 2005, which related to restricted stock units and modifications of stock options.

Facility Exit and Restructuring Costs

        2007 Plan.    We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the year ended December 31, 2007, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Other Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)

Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165

        Legacy Plans.    As of December 31, 2007, we had $5.0 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

        The following table sets forth summarized cash flow data for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Net income (loss)	$142,780	$4,987	$(135,097)
Non-cash items	100,844	169,207	253,716
Changes in working capital	(54,920)	(58,945)	(29,830)

Net cash provided by operating activities	$188,704	$115,249	$88,789

Net cash (used in) provided by investing activities	$(65,081)	$(283,064)	$13,936

Net cash (used in) provided by financing activities	$(169,239)	$152,890	$(87,267)

Operating activities

        Net cash provided by operating activities decreased over the past three years. The decrease from the year ended December 31, 2005 to the year ended December 31, 2006 was primarily due to an increase in costs associated with launching our municipal wireless broadband and IP-based voice services. The decrease from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to a decrease in revenues. However, this was offset by a decrease in operating costs and expenses as we began to realize benefits from our 2007 corporate restructuring plan.

        Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain (loss) on investments in other companies, net. Non-cash items increased during the year ended December 31, 2006 compared to the prior year due to an increase in net losses of equity affiliate and stock-based compensation expense from the adoption of SFAS No. 123(R). Non-cash items increased during the year ended December 31, 2007 compared to the prior year due to an increase in net losses of equity affiliate, impairments of fixed assets resulting from our restructuring plan, an increase in gain (loss) on investments in other companies, net, an increase in depreciation and amortization expense and an increase in stock-based compensation expense.

        Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the year ended December 31, 2006 primarily due to an increase spending related to our prior growth initiatives. Cash used for working capital requirements decreased during 2007 primarily due to reduced back office support and sales and marketing spending as a result of our 2007 corporate restructuring plan.

Investing activities

        Net cash used for investing activities increased during the year ended December 31, 2006 compared to the prior year, but decreased during the year ended December 31, 2007. The increase in 2006 was primarily due to cash used for investments in New Edge and in other companies, such as our Covad investment. The decrease in 2007 was primarily due to decreases in investments in other companies, investments in HELIO, cash used for our acquisition of New Edge in 2006 and sales of investments in marketable securities, offset by an increase in capital expenditures.

        Our investing activities used cash of $65.1 million during the year ended December 31, 2005. This consisted primarily of $82.3 million for our investment in HELIO. In addition, we used $33.9 million for capital expenditures, primarily associated with network and technology center related projects; $9.4 million to purchase the assets of Aluria Software LLC, a software developer and provider if protection and security products; and $6.7 million for acquiring subscriber bases from other companies. Partially offsetting these investing outlays were proceeds of $63.5 million from sales and maturities of investments in marketable securities, net of purchases, and $4.4 million of distributions received from our equity investments in other companies.

        Our investing activities used cash of $283.1 million during the year ended December 31, 2006. This consisted of $108.7 million for our acquisition of New Edge; $79.0 million for our investment in HELIO; $50.0 million for our investment in Covad to fund the network build-out of IP-based voice services; $10.0 million for our investment in Current Communications; $38.9 million for capital expenditures, primarily associated with network and technology center related projects; and $8.9 million for acquiring subscriber bases from other companies. Partially offsetting these investing outlays were proceeds of $12.7 million from sales and maturities of investments in marketable securities, net of purchases.

        Our investing activities provided cash of $13.9 million during the year ended December 31, 2007. This consisted primarily of $122.0 million of sales and maturities of investments in marketable securities, net of purchases, and $1.6 million of distributions received from investments in other companies. These were offset by $53.5 million of capital expenditures, $30.0 million loaned to HELIO, $19.5 million of contributions to HELIO and $7.3 million to purchase subscriber bases from other ISPs. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases and invest in and acquire other companies.

Financing activities

        Our financing activities used cash of $169.2 million during the year ended December 31, 2005. This consisted primarily of $192.6 million used to repurchase 20.5 million shares of our common stock. Partially offsetting cash used for repurchases were proceeds from the exercise of stock options of $23.4 million. Our financing activities provided cash of $152.9 million during the year ended December 31, 2006. This consisted primarily of $251.6 million from the issuance of convertible senior notes in November 2006, net of issuance costs. We also received $4.0 million in proceeds from the exercise of stock options. Partially offsetting this cash provided was $85.6 million used to repurchase 11.3 million shares of our common stock, $15.1 million used for hedging transactions to reduce the potential dilution upon conversion of our convertible senior notes, and $2.0 million used to repay a note payable. Our financing activities used cash of $87.3 million during the year ended December 31, 2007. This consisted primarily of $94.3 million used to repurchase 14.0 million shares of our common stock and $2.0 million used to repay a note payable. Partially offsetting cash used for repurchases were proceeds from the exercise of stock options of $9.5 million.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

        As of December 31, 2007, we had the following contractual commitments:

	Year Ending December 31,
	2008	2009	2010	2011- 2014
	(in millions)
Operating leases (1)	$16.4	$15.2	$14.0	$44.2
Capital lease obligations (2)	0.6	0.6	0.6	1.0
Purchase commitments (3)	59.4	11.7	0.7	0.3
Long-term debt (4)	—	—	—	258.8
Other	1.6	—	—	—

	$78.0	$27.5	$15.3	$304.3

  (1)
  These amounts represent base rent payments under noncancellable operating leases for facilities and equipment that expire in various years through 2014, as well as an allocation for operating expenses. Not included in these amounts is contracted sublease income of $2.8 million, $2.0 million, $1.3 million and $0.1 million during the years ended December 31, 2008, 2009, 2010 and 2011, respectively.

  (2)
  During the year ended December 31, 2006, we entered into a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out our municipal wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of December 31, 2007, $2.9 million of equipment was leased pursuant to the financing agreement.

  (3)
  We have commitments to purchase telecommunications services and equipment from third party providers under non-cancelable agreements. We also have commitments for advertising spending.

  (4)
  During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the "Notes") in a registered offering, which includes the exercise by the underwriters of their option to purchase an additional $33.8 million to cover over-allotments. The Notes are convertible on October 15, 2011 and upon certain events. We have the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that we have made at least ten semi-annual interest payments. In addition, the holders may require us to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

Share Repurchase Program

        The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program, including $200.0 million that was authorized during 2007. As of December 31, 2007, we had utilized approximately $549.0 million pursuant to the authorizations and had $201.0 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

        We continue to maintain a valuation allowance of $426.6 million against our net deferred tax assets of $423.5 million, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods if they are determined to be realizable. To the extent we owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes. However, our ability to use our net operating loss carryforwards to offset future taxable income and future taxes, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

Future Uses of Cash and Funding Sources

        We expect to use and invest cash during the year ending December 31, 2008 for a number of reasons, including to pay severance and related benefits to employees terminated in connection with our restructuring plan and to pay real estate obligations associated with facilities exited in our restructuring plan. We may also incur costs to exit our municipal wireless broadband operations. Historically, we have expended significant resources enhancing our existing services and developing, acquiring, implementing and launching new services. However, we are implementing plans to scale our cost structure. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures in 2008 may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to continue to use cash to acquire and retain new and existing subscribers for our services, including purchases of subscriber bases from other ISPs. Finally, we may also use cash to repurchase common stock under our existing share repurchase program.

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

        Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. As of December 31, 2007, we had $173.8 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $93.2 million and $21.6 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date and asset-backed, auction rate securities that have interest rate reset periods of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

        As of December 31, 2007, $38.9 million of our short-term investments in marketable securities were auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. These securities are issued by various municipalities and state related higher education agencies. The higher education agency securities are secured by pools of student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. As of February 27, 2008, we held approximately $60.0 million of auction rate securities, of which auctions for approximately $20.0 million failed to settle at auction, resulting in our continuing to hold such securities. We may not be able to access these funds until a successful auction occurs or until the underlying notes mature. There is no assurance that future auctions on our remaining auction rate securities will be successful. In addition, while all of our auction rate securities are currently rated AAA, if the auctions continue to fail to settle or if the credit ratings on the securities deteriorate, we may in the future be required to record an impairment charge on these investments. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 in a registered offering. We received net proceeds of $251.6 million after transaction fees of $7.2 million. We used $15.1 million of the proceeds for hedge transactions to reduce the potential dilution that could result upon conversion of the Convertible Senior Notes. The remaining proceeds were used for general corporate purposes.

        We have a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build our municipal broadband wireless infrastructure in selected markets. Under the agreement, we can lease up to $75.0 million of assets. As of December 31, 2007, we had acquired approximately $2.9 million of equipment pursuant to the financing agreement. We currently do not have plans to acquire any additional equipment pursuant to the financing agreement.

        Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, as a result of other investment activities and possible acquisition opportunities, we may seek additional financing in the future. Except for our financing lease agreement discussed above, we have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Related Party Transactions

HELIO

        EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the years ended December 31, 2005, 2006 and 2007, fees received for services provided to HELIO were $3.0 million, $2.3 million and $1.6 million, respectively.

        We market HELIO's products and services, and during the years ended December 31, 2005, 2006 and 2007, we generated revenues of $0.3 million, $0.9 million and $0.1 million, respectively, associated with marketing HELIO's services.

        We purchase wireless Internet access devices and services from HELIO. During the years ended December 31, 2005, 2006 and 2007, fees paid for products and services received from HELIO were $0.9 million, $0.9 million and $0.6 million, respectively.

        As of December 31, 2006 and 2007, we had accounts receivable from HELIO of approximately $0.8 million and $0.2 million.

Officers and Directors

        Our investments in other companies include an investment in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a member of our Board of Directors and a member of HELIO's Board of Directors, is a founding partner in EVG. EVG also has an affiliation with eCompanies. Sky Dayton is a founder and director of eCompanies. During the years ended

December 31, 2005, 2006 and 2007, we received $4.4 million, $0.4 million and $1.6 million, respectively, in cash distributions from EVG.

Critical Accounting Policies and Estimates

        Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements.

Revenue recognition

        We maintain relationships with certain telecommunications partners in which we provide services to customers using the "last mile" element of the telecommunications providers' networks. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the telecommunications partner as revenue. Generally, when we are the primary obligor in the transaction with the subscriber, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue at the amount billed the subscriber. If we are not the primary obligor and/or the telecommunications partner has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes specified in EITF Issue No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income.

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

Deferred tax asset valuation allowance

        We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. We still maintain a full valuation allowance for our deferred tax assets, primarily net operating loss carryforwards, due to uncertainty regarding their realization. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders' equity, reducing goodwill and/or increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Recoverability of noncurrent assets

        As of December 31, 2007, the carrying value of goodwill was $202.3 million and the carrying value of other indefinite lived intangible assets, consisting of trade names, was $6.6 million. We account for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. We perform an impairment test of our goodwill and indefinite lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite lived intangible assets might be permanently impaired. Impairment testing of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Based on our test during the fourth quarter of 2007, we concluded that there was no impairment of our goodwill. However, we recorded a $4.3 million impairment loss on our indefinite lived intangible assets. Application of the goodwill and indefinite lived intangible assets impairment tests requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. Additionally, if management determines that events or circumstances have occurred which could result in an other than temporary impairment of goodwill, we may be required to record a significant impairment adjustment, which would reduce earnings.

        For noncurrent assets such as property and equipment, definite lived intangible assets and investments in other companies, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management's best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets of $166.4 million could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Investments

        From time to time, we make investments in other companies. At the date we become involved with an entity and upon changes in the capital structure and corporate governance provisions of the entity, management evaluates investments in other companies to determine if we must consolidate the results of the investee pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities". Variable interest entities ("VIEs") are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if we are the primary beneficiary of the VIE, meaning we absorb a majority of the expected losses and/or receive a majority of the expected returns. In determining if an equity investee is a VIE and whether we must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether we are the primary beneficiary. If management determines the investee is not a VIE or if it is a VIE and we are not the primary beneficiary, management evaluates whether we should include our proportionate share of the investee's operating results in our results pursuant to Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments In Common Stock," and related interpretations because we may be able to significantly influence financial and operating policies of the investee or whether we should consolidate the results based on our ability to control the operating and financial policies of the investee.

        The assessment as to whether the investee is a VIE, whether we are the primary beneficiary, and whether we can exert significant influence over or control the operating and financial policies of the investee requires estimates and judgments. Management has determined that we are not required to consolidate any of our investments. In addition, management determined that except with respect to our investment in HELIO, we cannot significantly influence the operating and financial policies of any our investees. Consequently, investments in other companies, other than our investment in HELIO, are included in other long-term assets and are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. We have two investments in a companies accounted for under the cost method whose stock has a readily determinable market value. When our investments have a readily determinable market values based on quoted prices on a national exchange, we adjust the carrying value of the investment to market value through "unrealized gains (losses) on investments" which is included as a component of stockholders' equity.

        With respect to our investment in the HELIO joint venture, management determined HELIO does not qualify as a VIE, but we are able to exert significant influence over HELIO's operating and financial policies. As a result, we apply the equity method to our investment in HELIO and record our proportionate share of HELIO's net income (loss) in our statement of operations as "net earnings (losses) of equity affiliates." However, this accounting treatment is subject to change as HELIO enters into financial and operating arrangements that impact the joint venture partners' economic and voting interests.

Stock-based compensation

        Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods' results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under APB No. 25 and accordingly, recognized stock-based compensation expense related to restricted stock units and modifications of stock options and accounted for forfeitures as they occurred.

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

Restructuring and facility exit costs

        From time to time, we have closed facilities, reduced personnel and outsourced certain internal functions to streamline our business. Restructuring-related liabilities, including reserves for facility exit costs, include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include estimating the future operating expenses to be incurred for the facilities, anticipating the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. For acquired facilities to be closed that are subject to long-term lease agreements, the remaining liability under the lease, including estimated operating expenses, estimated tenant improvement costs and brokerage and other related costs net of expected sublease recovery, is recognized as a liability at the date of acquisition, and the liability is included in the fair values of identifiable assets acquired and liabilities assumed. If the facility to be closed is not associated with an acquisition, we accrue the estimated future costs of the lease obligation, net of estimated sublease income, and record facility exit costs in the statements of operations.

        If the real estate and leasing markets change or if existing subtenants experience financial difficulty, sublease amounts could vary significantly from the amounts estimated, resulting in a material change to our recorded liability. We record any adjustments to liabilities associated with facility exit costs as facility exit, restructuring and other costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information and such adjustments have periodically resulted in additional expense. Adjustments to our recorded liabilities for future lease obligations associated with vacated facilities could adversely or favorably affect future operating results.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We are currently assessing the impact of the adoption of this standard on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We are currently evaluating the potential impact of adopting SFAS No. 141(R) on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51," which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

        The Company is exposed to interest rate risk with respect to its investments in marketable securities. A change in prevailing interest rates may cause the fair value of the Company's investments to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, the Company has historically held many investments until maturity, and as a result, the Company receives interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, the Company maintains its portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2006 and 2007, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the Company invests in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

        The Company is also exposed to risk with respect to its auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various municipalities and state regulated higher education agencies. The higher education securities are secured by pools of student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. However, if auctions for the securities fail to settle, the Company may not be able to access these funds until a successful auction occurs or until the underlying notes mature.

        The following table presents the amounts of our cash equivalents and short- and long-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2006 and 2007. This table does not include money market funds because those funds are not subject to interest rate risk.

	As of December 31, 2006		As of December 31, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Included in cash and cash equivalents	$46,289	$46,289	$4,995	$4,995
Weighted average interest rate	5.3%		5.0%
Weighted average maturity (mos.)	1.0		0.3
Included in marketable securities-short-term	$215,181	$214,947	$93,144	$93,204
Weighted average interest rate	5.2%		5.6%
Weighted average maturity (mos.)*	2.7		1.0
Included in marketable securities-long-term	$21,497	$21,460	$21,516	$21,564
Weighted average interest rate	5.2%		4.7%
Weighted average maturity (mos.)	19.3		21.6

*
The maturity of asset-backed, auction rate securities for purposes of this calculation is consistent with management's view as of December 31, 2006 and 2007 as to the availability of such securities to fund current operating activities.

        We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% interest per year thereafter. As of December 31, 2006 and 2007, the carrying value of our convertible senior notes was $258.8 million and the fair value was approximately $277.3 million and $262.0 million, respectively, which was based on the quoted market price.

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

        The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2006 and 2007:

	As of December 31, 2006		As of December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$48,325	$48,325	$52,923	$52,923
Not practicable to estimate fair value	11,000	N/A	10,000	N/A
Call options	47,162	58,361	47,162	43,837

Item 8.    Financial Statements And Supplementary Data.

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited EarthLink, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of EarthLink, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
February 28, 2008

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$158,369	$173,827
Investments in marketable securities	214,947	93,204
Accounts receivable, net of allowance of $8,062 and $6,422 as of December 31, 2006 and 2007, respectively	51,046	41,483
Prepaid expenses	14,788	7,747
Current assets of discontinued operations	606	6,744
Other current assets	16,994	13,732

Total current assets	456,750	336,737
Long-term investments in marketable securities	21,460	21,564
Property and equipment, net	80,757	57,300
Long-term assets of discontinued operations	15,863	—
Investments in equity affiliate	61,743	—
Investments in other companies	59,325	62,923
Purchased intangible assets, net	59,798	46,276
Goodwill	202,277	202,277
Other long-term assets	10,066	8,149

Total assets	$968,039	$735,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$41,298	$28,808
Accrued payroll and related expenses	41,079	29,118
Other accounts payable and accrued liabilities	89,326	69,867
Current liabilities of discontinued operations	5,556	15,930
Deferred revenue	53,511	44,626

Total current liabilities	230,770	188,349
Long-term debt	258,750	258,750
Other long-term liabilities	19,855	26,654

Total liabilities	509,375	473,753
Commitments and contingencies (See Note 15)
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006 and 2007	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 184,545 and 186,490 shares issued as of December 31, 2006 and 2007, respectively, and 122,634 and 110,547 shares outstanding as of December 31, 2006 and 2007, respectively	1,845	1,865
Additional paid-in capital	2,016,578	2,047,268
Warrants to purchase common stock	259	—
Accumulated deficit	(1,044,995)	(1,184,119)
Treasury stock, at cost, 61,911 and 75,943 shares, respectively, as of December 31, 2006 and 2007	(508,232)	(602,564)
Unrealized losses on investments	(6,791)	(977)

Total stockholders' equity	458,664	261,473

Total liabilities and stockholders' equity	$968,039	$735,226

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(in thousands, except per share data)
Revenues	$1,290,072	$1,301,072	$1,215,994
Operating costs and expenses:
Service and equipment costs	366,654	423,239	427,840
Sales incentives	8,973	10,690	14,857

Total cost of revenues	375,627	433,929	442,697
Sales and marketing	389,522	390,551	291,105
Operations and customer support	233,907	243,608	221,443
General and administrative	112,173	125,558	128,412
Amortization of intangible assets	12,267	11,902	14,672
Facility exit, restructuring and other costs	2,080	(117)	69,631

Total operating costs and expenses	1,125,576	1,205,431	1,167,960

Income from operations	164,496	95,641	48,034
Net losses of equity affiliate	(15,608)	(84,782)	(111,295)
Gain (loss) on investments in other companies, net	2,877	377	(5,585)
Interest income and other, net	13,491	14,636	12,824

Income (loss) from continuing operations before income taxes	165,256	25,872	(56,022)
Income tax (provision) benefit	(22,476)	(886)	1,227

Income (loss) from continuing operations	142,780	24,986	(54,795)
Loss from discontinued operations	—	(19,999)	(80,302)

Net income (loss)	$142,780	$4,987	$(135,097)

Basic net income (loss) per share
Continuing operations	$1.04	$0.19	$(0.45)
Discontinued operations	—	(0.16)	(0.66)

Basic net income (loss) per share	$1.04	$0.04	$(1.11)

Basic weighted average common shares outstanding	137,080	128,790	121,633

Diluted net income (loss) per share
Continuing operations	$1.02	$0.19	$(0.45)
Discontinued operations	—	(0.15)	(0.66)

Diluted net income (loss) per share	$1.02	$0.04	$(1.11)

Diluted weighted average common shares outstanding	139,950	130,583	121,633

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock					Treasury Stock		Unrealized Gains (Losses) on Invest- ments		Total Stock- holders' Equity	Total Compre- hensive Income (Loss)
			Additional Paid-in Capital		Accumu- lated Deficit				Deferred Compen- sation
	Shares	Amount		Warrants		Shares	Amount
	(in thousands)
Balance as of December 31, 2004	178,765	$1,788	$1,971,208	$1,223	$(1,192,762)	(30,045)	$(230,056)	$201	$(3,995)	$547,607
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	3,150	32	22,876	—	—	—	—	—	—	22,908
Issuance of common stock pursuant to employee stock purchase plan	47	—	444	—	—	—	—	—	—	444
Issuance of restricted stock units and phantom share units	—	—	2,048	—	—	—	—	—	(2,001)	47
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,129	1,129
Stock-based compensation expense	—	—	366	—	—	—	—	—	—	366
Repurchase of common stock	—	—	—	—	—	(20,527)	(192,563)	—	—	(192,563)
Expiration of warrants	—	—	964	(964)	—	—	—	—	—	—
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	(854)	—	(854)	$(854)
Net income	—	—	—	—	142,780	—	—	—	—	142,780	142,780

Total comprehensive income											$141,926

Balance as of December 31, 2005	181,962	1,820	1,997,906	259	(1,049,982)	(50,572)	(422,619)	(653)	(4,867)	521,864

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	844	8	4,023	—	—	—	—	—	—	4,031
Issuance of common stock for acquisition of New Edge	1,739	17	20,177	—	—	—	—	—	—	20,194
Issuance of phantom share units	—	—	43	—	—	—	—	—	—	43
Reclass of deferred compensation	—	—	(4,867)	—	—	—	—	—	4,867	—
Stock-based compensation expense	—	—	14,242	—	—	—	—	—	—	14,242
Tax provision from stock options	—	—	117	—	—	—	—	—	—	117
Purchase of call options	—	—	(47,162)	—	—	—	—	—	—	(47,162)
Issuance of warrants	—	—	32,099	—	—	—	—	—	—	32,099
Repurchase of common stock	—	—	—	—	—	(11,339)	(85,613)	—	—	(85,613)
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	(6,138)	—	(6,138)	$(6,138)
Net income	—	—	—	—	4,987	—	—	—	—	4,987	4,987

Total comprehensive loss											$(1,151)

Balance as of December 31, 2006	184,545	1,845	2,016,578	259	(1,044,995)	(61,911)	(508,232)	(6,791)	—	458,664

Cumulative effect of change in accounting principle	—	—	—	—	(4,027)	—	—	—	—	(4,027)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,799	18	9,707	—	—	—	—	—	—	9,725
Issuance of common stock for acquisition of New Edge	49	1	379	—	—	—	—	—	—	380
Issuance of common stock	100	1	724							725
Exercise of warrants	—		259	(259)						—
Issuance of phantom share units	—	—	45	—	—	—	—	—	—	45
Stock-based compensation expense	—	—	19,576		—	—	—	—	—	19,576
Repurchase of common stock	—	—	—	—	—	(14,032)	(94,332)	—	—	(94,332)
Reclassification adjustment for realized losses on certain investments	—	—	—	—	—	—	—	4,770	—	4,770
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	1,044	—	1,044	$1,044
Net loss	—	—	—	—	(135,097)	—	—	—	—	(135,097)	(135,097)

Total comprehensive loss											$(134,053)

Balance as of December 31, 2007	186,493	$1,865	$2,047,268	$—	$(1,184,119)	(75,943)	$(602,564)	$(977)	$—	$261,473

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$142,780	$4,987	$(135,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,138	46,287	54,169
Net losses of equity affiliate	15,608	84,782	111,295
(Gain) loss on disposals and impairments of assets	(73)	1,351	64,635
(Gain) loss on investments in other companies, net	(2,877)	(377)	5,585
Stock-based compensation	1,542	14,285	19,599
Deferred income taxes	17,139	588	(1,516)
(Increase) decrease in accounts receivable, net	(6,254)	(3,098)	9,285
Decrease (increase) in prepaid expenses and other assets	4,630	(3,968)	4,546
Decrease in accounts payable and accrued and other liabilities	(22,306)	(24,060)	(35,727)
Decrease in deferred revenue	(8,368)	(5,153)	(7,934)
Other	(255)	(375)	(51)

Net cash provided by operating activities	188,704	115,249	88,789
Cash flows from investing activities:
Purchases of property and equipment	(33,879)	(38,852)	(53,478)
Purchases of subscriber bases	(6,690)	(8,879)	(7,290)
Proceeds from sales of fixed assets	124	8	36
Investments in marketable securities:
Purchases	(411,006)	(179,165)	(403,432)
Sales and maturities	474,512	191,882	525,458
Investments in and net advances to/from equity affiliate	(82,301)	(79,020)	(48,915)
Purchase of business, net	(9,352)	(108,663)	—
Investments in other companies	—	(60,000)	—
Distributions received from investments in other companies	4,440	377	1,557
Other investing activities	(929)	(752)	—

Net cash (used in) provided by investing activities	(65,081)	(283,064)	13,936
Cash flows from financing activities:
Principal payments under capital lease obligations	(28)	(31)	(372)
Repayment of note payable	—	(2,000)	(2,025)
Proceeds from issuance of convertible senior notes, net	—	251,568	—
Purchase of call options	—	(47,162)	—
Proceeds from issuance of warrants	—	32,099	—
Proceeds from exercises of stock options and other	23,352	4,029	9,462
Repurchases of common stock	(192,563)	(85,613)	(94,332)

Net cash (used in) provided by financing activities	(169,239)	152,890	(87,267)

Net (decrease) increase in cash and cash equivalents	(45,616)	(14,925)	15,458
Cash and cash equivalents, beginning of year	218,910	173,294	158,369

Cash and cash equivalents, end of year	$173,294	$158,369	$173,827

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is an Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to individual and business customers. The Company's primary service offerings include dial-up Internet access, high-speed Internet access, voice services and web hosting services. The Company also provides value-added services, such as search, advertising and ancillary services sold as add-on features to the Company's Internet access services. In addition, through its wholly-owned subsidiary, New Edge Networks, the Company provides secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers.

        The Company operates two reportable segments, Consumer Services and Business Services. The Company's Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company's Business Services segment provides Internet access and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others. For further information concerning the Company's business segments, see Note 19, "Segment Information."

2.     Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of EarthLink and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has reflected its municipal wireless broadband results of operations as discontinued operations for all periods presented. As of December 31, 2007, the assets of the business were held for sale and the business has operations that are clearly distinguishable operationally and for financial reporting purposes from the rest of EarthLink. The footnotes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the Company's municipal wireless broadband operations. See Note 4, "Discontinued Operations," for further discussion.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; fair values of investments; stock-based compensation; contingent liabilities and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Revenues

        General.    EarthLink recognizes revenue in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met monthly as EarthLink's service is provided on a month-to-month basis and collection for the service is generally made within 30 days of the service being provided. Revenues are recorded as earned. Deferred revenue is recorded when payments are received in advance of EarthLink performing its service obligations and recognized ratably over the service period.

        The primary component of EarthLink's revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; IP-based voice; and fees charged for high-speed data networks to small and medium-sized businesses and communications carriers); and web hosting services. EarthLink also earns revenues from value-added services, which include search revenues; advertising revenues; revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Broadband access revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks to small and medium-sized business; fees charged for IP-based voice services; usage fees; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to companies and individuals wishing to have a web or e-commerce presence. Value-added services revenues consist of fees charged for paid placements for searches; delivering traffic to EarthLink's partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners' products and services in EarthLink's various online properties and electronic publications, including the Personal Start Page™; referring EarthLink customers to partners' products and services; and monthly fees charged for ancillary services. Advertising revenues are recorded when earned based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

Cost of Revenues

        Cost of revenues include service and equipment costs and sales incentives. Service and equipment costs include telecommunications fees and network operations costs incurred to provide the Company's Internet access services; depreciation of network equipment; fees paid to content providers for information provided on the Company's online properties, including the Company's Personal Start Page™; the costs of equipment sold to customers for use with the Company's services; activation and deactivation fees paid to the Company's network providers for the provisioning and disconnection of services; and surcharges due to regulatory agencies.

        Sales incentives include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis. EarthLink accounts for sales incentives in accordance with EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which requires the costs of sales incentives to be classified as cost of revenues.

        The Company also pays fees to retailers, manufacturers or other marketing partners for marketing EarthLink's products and services. Depending on the nature of the arrangement, the marketing partners may purchase EarthLink's products and services in addition to providing marketing services. If the retailer or manufacturer does not purchase EarthLink's products or services, the Company classifies the fees as sales and marketing expenses when incurred. In this scenario, the retailer or manufacturer is not a reseller and the accounting in EITF Issue No. 01-09 does not apply. If the retailer or manufacturer purchases and then resells EarthLink's products or services, the Company accounts for the fees as a reduction in revenue in accordance with EITF Issue No. 01-09 because the consideration is presumed to be a reduction of the selling price of EarthLink's products or services; however, if the Company receives an identifiable benefit whose fair value can be reasonably estimated in exchange for the fees, the Company classifies the fees as operating expenses.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire subscribers. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. The Company also uses direct mail advertising, and the Company incurs production, printing, mailing and postage related to its direct mail advertising activities. Media and direct mail production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising expenses were $245.7 million, $242.0 million and $159.6 million during the years ended December 31, 2005, 2006 and 2007, respectively. Prepaid advertising expenses were $3.6 million and $0.6 million as of December 31, 2006 and 2007, respectively.

        During the years ended December 31, 2005, 2006 and 2007, EarthLink incurred various shipping charges in connection with providing welcome kits and equipment to new customers. The Company classifies shipping and handling charges associated with welcome kits as sales and marketing expenses, which were $1.2 million, $1.0 million and $0.4 million during the years ended December 31, 2005, 2006 and

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

2007, respectively, because the Company does not invoice the customer for the welcome kits or the associated shipping. All other shipping and handling costs are included in cost of revenues.

Software Development Costs

        EarthLink accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, "Accounting for Research and Development Costs," and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached very shortly before the products are released. Costs incurred after technological feasibility is established are not material, and, accordingly, the Company expenses research and development costs when incurred.

        EarthLink accounts for costs incurred to develop software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires such costs be capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software are expensed as incurred.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization. EarthLink considers many factors when assessing the likelihood of future realization including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

Earnings per Share

        Net income (loss) per share has been computed according to SFAS No. 128, "Earnings per Share," which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units, convertible debt and contingently issuable shares (collectively "Common Stock Equivalents"), were exercised or converted into common stock. The dilutive effect of outstanding stock options, warrants, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units and contingently issuable shares are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements during the years ended December 31, 2006 and 2007, the assumed proceeds were computed as the sum of

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.

        The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2005 and 2006:

	Year Ended December 31,
	2005	2006
	(in thousands, except per share data)
Numerator
Income from continuing operations	$142,780	$24,986
Loss from discontinued operations	—	(19,999)

Net income	$142,780	$4,987

Denominator
Basic weighted average common shares outstanding	137,080	128,790
Dilutive effect of Common Stock Equivalents	2,870	1,793

Diluted weighted average common shares outstanding	139,950	130,583

Basic net income per share
Continuing operations	$1.04	$0.19
Discontinued operations	—	(0.16)

Basic net income per share	$1.04	$0.04

Diluted net income per share
Continuing operations	$1.02	$0.19
Discontinued operations	—	(0.15)

Diluted net income per share	$1.02	$0.04

        During the years ended December 31, 2005 and 2006, approximately 9.9 million and 21.2 million, respectively, options and warrants were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company's average stock price during the respective years.

        The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the year ended December 31, 2007 because such inclusion would have an anti-dilutive effect. As of December 31, 2007, the Company had 13.4 million options outstanding, 28.4 million warrants outstanding and 2.1 million restricted stock units and phantom share units outstanding. These options, warrants, restricted stock units and phantom share units could be dilutive in future periods. In addition, approximately 28.4 million shares underlie the Company's convertible debt instruments, which could be dilutive in future periods.

Stock-Based Compensation

        As of December 31, 2007, EarthLink had various stock-based compensation plans, which are more fully described in Note 12, "Stock-Based Compensation." Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method, which follows the recognition

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Generally, no stock-based employee compensation cost related to stock options was reflected in net income (loss) prior to January 1, 2006, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. However, to the extent that the Company modified stock options subsequent to the grant date, the Company recorded compensation expense based on the modification, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 25. Compensation cost related to restricted stock units granted to non-employee directors and certain key employees was reflected in net income as services were rendered.

        On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. In accordance with the modified prospective method, the Company's financial statements for periods prior to implementation have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

        The cumulative effect of adoption of SFAS No. 123(R) using the modified prospective transition method, which resulted from estimating forfeitures on nonvested shares of restricted stock rather than accounting for forfeitures as they occurred, was not material. Prior to the adoption of SFAS No. 123(R), deferred compensation relating to restricted stock units was presented as a separate component of stockholders' equity. Upon adoption of SFAS No. 123(R) on January 1, 2006, the deferred compensation balance of $4.9 million was reclassified to additional paid-in capital.

        The Company elected to use the alternative method provided in FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

        If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

and basic and diluted net income per share for the year ended December 31, 2005 would have been changed to the pro forma amounts indicated below:

Year Ended December 31, 2005
(in thousands, except per share data)
Net income, as reported	$142,780
Add: Stock-based compensation expense associated with stock options included in reported net income	366
Deduct: Stock-based compensation expense determined using a fair value based method for all stock options	(15,900)

Pro forma net income	$127,246

Basic net income per share:
As reported	$1.04

Pro forma	$0.93

Diluted net income per share:
As reported	$1.02

Pro forma	$0.91

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds and commercial paper.

Investments in Marketable Securities

        Investments in marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments with original maturities greater than 90 days are classified as investments in marketable securities. Investments in marketable securities with maturities less than one year from the balance sheet date are considered short-term investments in marketable securities. Short-term investments in marketable securities also include investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management's view. Investments in marketable securities with maturities greater than one year from the balance sheet date, excluding investments in asset-backed, auction rate debt securities with interest reset periods of 90 days or less, are considered long-term investments in marketable securities. The Company has invested in government agency notes, asset-backed debt securities (including auction rate debt securities), commercial paper and corporate notes, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders' equity and in total comprehensive income (loss). Realized gains and losses on investments in marketable securities are included in interest income and other, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

        The Company periodically evaluates whether declines in fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Allowance for Doubtful Accounts

        EarthLink maintains an allowance for doubtful accounts for estimated losses resulting from the inability of EarthLink's customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs, the credit quality of its customers, the general economic environment and other factors that may affect customers' ability to pay. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's allowance for doubtful accounts was $8.1 million and $6.4 million as of December 31, 2006 and 2007, respectively. The Company recorded bad debt expense of $22.6 million, $23.0 million and $26.3 million during the years ended December 31, 2005, 2006 and 2007, respectively. The Company's write-offs of uncollectible accounts were $22.4 million, $25.2 million and $28.0 million during the years ended December 31, 2005, 2006 and 2007, respectively.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers, telecommunications equipment and furniture and other office equipment and 15 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest income and other, net, or as facility exit and restructuring costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses or as facility exit and restructuring costs, as appropriate.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Investments in Other Companies

        Minority investments in other companies are classified as investments in other companies in the Consolidated Balance Sheets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies' operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders' equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the Consolidated Statement of Operations.

        Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. Management also regularly evaluates whether declines in fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment for a period of time to recover the cost basis of the investment.

Variable Interest Entities

        The Company applies the guidance prescribed in FIN No. 46, "Consolidation of Variable Interest Entities," to determine if the Company must consolidate the results of companies in which the Company has invested. Variable interest entities ("VIEs") are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if it is determined that the Company absorbs a majority of the expected losses and/or receives a majority of the expected returns. In determining if an investee is a VIE and whether EarthLink must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether EarthLink is the primary beneficiary. Management generally performs this assessment at the date EarthLink becomes involved with the entity and upon changes in the capital structure or related governing documents of the entity. Management has concluded that the Company does not have any arrangements with entities that would require consolidation pursuant to FIN No. 46.

Investment in Equity Affiliate

        The Company has a joint venture with SK Telecom Co., Ltd. ("SK Telecom"), HELIO. HELIO is a non-facilities-based mobile virtual network operator ("MVNO") offering mobile communications services and handsets to U.S. consumers. The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO's operating and financial policies. The Company determined that HELIO does not qualify as a VIE under FIN No. 46, so consolidation pursuant to FIN No. 46 is not required. In accordance with the equity method of accounting, EarthLink's investment in HELIO was recorded at original cost and has been adjusted to recognize EarthLink's proportionate share of HELIO's net loss, amortization of basis differences and additional contributions made. During the year ended December 31, 2007, EarthLink stopped recording additional

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

net losses of equity affiliate because its investments in HELIO were reduced to zero, and EarthLink is not committed to provide further financial support to HELIO. If HELIO subsequently reports net income, EarthLink will resume applying the equity method only after its share of net income exceeds the share of net losses not recognized since the Company discontinued recording equity method losses.

Goodwill and Purchased Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations." Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase. When management determines material intangible assets are acquired in conjunction with the purchase of a company, EarthLink engages an independent third party to determine the allocation of the purchase price to the intangible assets acquired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated useful lives.

        The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill and certain intangible assets deemed to have indefinite lives. SFAS No. 142 requires the Company to test its goodwill and intangible assets deemed to have indefinite lives at least annually. The Company performs an impairment test of its goodwill and intangible assets deemed to have indefinite lives annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might be permanently impaired. Impairment testing of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value of the reporting unit is estimated using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Impairment testing of intangible assets deemed to have indefinite lives is tested by comparing the carrying value of the asset to the fair value. If fair value does not exceed the carrying amount, the Company records an impairment.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Leases

        The Company accounts for lease agreements in accordance with SFAS No. 13, "Accounting for Leases," which requires categorization of leases at their inception as either operating or capital leases depending on certain criteria. The Company recognizes rent expense for operating leases on a straight-line basis without regard to deferred payment terms, such as rent holidays or fixed escalations. Incentives are treated as a reduction of the Company's rent costs over the term of the lease agreement. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent.

Facility Exit and Restructuring Costs

        The Company accounts for facility exit and restructuring costs in accordance with SFAS No. 144 and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits", when the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.

        Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining lease estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as facility exit, restructuring and other costs in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, "Reporting Comprehensive Income." For the years ended December 31, 2005, 2006 and 2007, these amounts included changes in unrealized gains and losses on certain investments classified as available-for-sale. The amounts are presented net of tax-related effects, which management estimated to be approximately zero.

Certain Risks and Concentrations

        Credit Risk.    By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities, trade receivables and investments in other companies. The Company's cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2006, two companies each accounted for more than 10% of gross accounts receivable. As of December 31, 2007, one company accounted for more than 10% of gross accounts receivable. Management regularly evaluates the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

        Regulatory Risk.    EarthLink purchases broadband access from incumbent local exchange carriers, competitive local exchange carriers and cable providers. Please refer to "Regulatory Environment" in the Business section of this Annual Report on Form 10-K for a discussion of the regulatory environment as well as a discussion regarding the Company's contracts with broadband access providers.

        Supply Risk.    The Company's business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently purchased from a limited number of telecommunications service providers. Telecommunications service providers have recently merged and may continue to merge, which would reduce the number of suppliers from which the Company could purchase telecommunications services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company also relies on the reliability, capacity and effectiveness of its outsourced contact center service providers. The Company purchases contact center services from several geographically dispersed service providers. The contact center service providers may become subject to financial, economic and political risks beyond the Company's or the providers' control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Fair Value of Financial Instruments

        The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short-and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices, with unrealized gains and losses included in stockholders' equity. The Company's equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices, with unrealized gains and losses included in stockholders' equity. The Company's investments in privately-held companies are stated at cost, net of other-than-temporary impairments.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Adoption of Recent Accounting Pronouncements

        On January 1, 2007, EarthLink adopted the consensus reached in EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 provides recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF Issue No. 06-2 resulted in a $4.0 million increase to accumulated deficit and accrued liabilities as of January 1, 2007.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        On January 1, 2007, EarthLink adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51," which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

3.     Facility Exit, Restructuring and Other Costs

        Facility exit, restructuring and other costs consisted of the following during the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
2007 Restructuring Plan	$—	$—	$64,271
Legacy Restructuring Plans	2,080	(117)	1,110
Other costs	—	—	4,250

	$2,080	$(117)	$69,631

2007 Restructuring Plan

        In August 2007, EarthLink adopted a restructuring plan (the "2007 Plan") intended to reduce costs and improve the efficiency of the Company's operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company's functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, consolidated its office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and is expected to be completed during the first half of 2008. In connection with the 2007 Plan, the Company expects to record total costs of approximately $75.0 to $85.0 million, including $30.0 to $32.0 million for severance and personnel-related costs, $14.0 to $16.0 million for lease termination and facilities-related costs, $26.0 to $30.0 million for non-cash asset impairments and $5.0 to $7.0 million for other associated costs.

        As a result of the 2007 Plan, EarthLink recorded facility exit and restructuring costs of $64.3 million during the year ended December 31, 2007, including $30.3 million for severance and personnel-related costs; $12.2 million for lease termination and facilities-related costs; $20.6 million for non-cash asset impairments; and $1.1 million for other associated costs. Such costs have been classified as facility exit, restructuring and other costs in the Consolidated Statements of Operations. The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to the Company. The impairment charges recorded during the year ended December 31, 2007 have been classified as facility exit, restructuring and other costs in the Consolidated Statements of Operations.

        Management continues to evaluate EarthLink's businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The following table summarizes activity for the liability balances associated with the 2007 Plan for the year ended December 31, 2007, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Other Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)

Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165

        Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2007, approximately $16.1 million associated with the Plan was classified as other accounts payable and accrued liabilities and $12.1 million was classified as other long-term liabilities.

Legacy Restructuring Plans

        During the years ended December 31, 2003, 2004 and 2005, EarthLink executed a series of plans to restructure and streamline its contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit, restructuring and other costs in the Consolidated Statements of Operations. During the years ended December 31, 2005 and 2007, EarthLink recorded $2.0 million and $1.1 million of facility exit, restructuring and other costs related to Legacy Plans. During the year ended December 31, 2006, EarthLink recorded a $0.1 million reduction to facility exit, restructuring and other costs as a result of changes in estimates. As of December 31, 2007, the Company had a $5.0 million liability remaining for real estate commitments related to Legacy Plans, of which $2.9 million was classified as other accounts payable and accrued liabilities and $2.1 million was classified as other long-term liabilities in the Consolidated Balance Sheet. All other costs have been paid.

Other Costs

        Other costs of $4.3 million during the year ended December 31, 2007 consisted of impairment losses recognized on certain indefinite lived intangible assets, consisting of trade names, as a result of the Company's annual impairment test in accordance with SFAS No. 142. The Company determined the fair value of its trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that the Company is saving by owning the asset.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

4.     Discontinued Operations

        In November 2007, the Company's Board of Directors authorized management to pursue the divestiture of the Company's municipal wireless broadband assets. Management concluded that the municipal wireless broadband operations were no longer consistent with the Company's strategic direction. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale on the Consolidated Balance Sheets and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented. The results of operations for municipal wireless broadband were previously included in the Consumer Services segment. The Company expects to complete the sale of its municipal wireless broadband assets during 2008.

        In accordance with SFAS No. 144, the Company recorded a $27.6 million charge during the year ended December 31, 2007 to reduce the carrying value of the long-lived assets to their fair value less estimated costs to sell. These charges are reflected within discontinued operations in the Consolidated Statements of Operations. In addition, as a result of the 2007 Plan, the Company recorded restructuring costs of $20.9 million during the year ended December 31, 2007 related to the municipal wireless broadband business, including $5.0 million for severance and personnel-related costs; $6.9 million for non-cash asset impairments; and $9.0 million for other associated costs. These charges are reflected within discontinued operations in the Consolidated Statements of Operations. As of December 31, 2007, $1.2 million of severance was remaining to be paid and was classified as other accounts payable and accrued liabilities in the Consolidated Balance Sheet. All other costs were paid or otherwise settled.

        The following table presents summarized results of operations related to the Company's discontinued operations for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Revenues	$—	$195	$2,097
Loss from discontinued operations	—	19,999	80,302

        The assets of discontinued operations as of December 31, 2006 and 2007 consisted primarily of property and equipment and the liabilities of discontinued operations as of December 31, 2006 and 2007 consisted primarily of accruals for purchases of property and equipment. As of December 31, 2007, the assets were reported at their estimated fair value less costs to sell and will no longer be depreciated.

5.     Acquisitions and Asset Purchases

Aluria Software LLC

        In September 2005, the Company acquired the assets of Aluria Software LLC ("Aluria"), a privately held developer and provider of protection and security products for consumers, small businesses and enterprise customers, for $13.4 million, which consisted of $9.3 million in cash and notes payable of $4.1 million. The acquisition of Aluria enabled EarthLink to enhance and improve its suite of protection applications. As of December 31, 2007, the note payable had been fully paid.

        The acquisition was accounted for pursuant to SFAS No. 141, "Business Combinations." The Company assumed net liabilities of approximately $0.1 million and allocated $3.1 million to identifiable definite lived intangible assets, primarily acquired software and technology, resulting in $10.4 million of

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

goodwill. The amounts of identifiable intangible assets acquired were based on a third-party appraisal. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired software and technology is being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to six years, from the date of the acquisition. The pro forma effect of the transaction was not material.

New Edge Holding Company

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

        The acquisition was accounted for pursuant to SFAS No. 141. The total purchase price of $144.8 million consisted of $108.7 million net cash paid, including direct transaction costs of $3.7 million; $20.2 million in EarthLink, Inc. common stock, representing approximately 1.7 million shares; and estimated net liabilities assumed of $15.9 million. The fair value of EarthLink, Inc. common stock was determined based on the average market price per share the three days before and the three days after the announcement of the execution of the merger agreement. In July 2007, approximately 0.1 million shares of EarthLink, Inc. common stock were issued as additional purchase price to cover liabilities that arose under EarthLink's indemnification rights under the merger agreement and approximately 0.8 million shares of EarthLink, Inc. common stock that had been held in escrow were returned to the Company.

        EarthLink allocated $37.0 million of the total purchase price to identifiable definite lived intangible assets, consisting of acquired customer relationships and software, and $7.8 million of the total purchase price to identifiable indefinite lived intangible assets, consisting of trade names. The fair values of identifiable intangible assets acquired were based on a third-party appraisal. The purchase price allocation resulted in $100.0 million of goodwill, which related to the Company's Business Services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired customer relationships and software are being amortized on a straight-line basis from the date of the acquisition over the estimated useful lives of the assets, which range from three to six years. The weighted average amortizable life of the acquired intangible assets is 5.9 years. The acquired trade names were deemed to have indefinite useful lives. The pro forma effect of the transaction was not material.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

6.     Investments

Investments in Marketable Securities

        The following table summarizes unrealized gains and losses on the Company's investments in marketable securities based on quoted market prices as of December 31, 2006 and 2007:

	As of December 31, 2006				As of December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Short-term
Government agency notes	$46,666	$(154)	$—	$46,512	$23,677	$—	$14	$23,691
Asset-backed (including auction rate) securities	85,050	—	—	85,050	38,900	—	—	$38,900
Commercial paper	74,967	(77)	—	74,890	29,067	—	64	29,131
Corporate notes	8,498	(6)	3	8,495	1,500	(18)		1,482

	$215,181	$(237)	$3	$214,947	$93,144	$(18)	$78	$93,204

Long-term
Government agency notes	$20,997	$(39)	$1	$20,959	$18,542	$—	$37	$18,579
Corporate notes	500	—	1	501	2,974	—	11	2,985

	$21,497	$(39)	$2	$21,460	$21,516	$—	$48	$21,564

Total
Government agency notes	$67,663	$(193)	$1	$67,471	$42,219	$—	$51	$42,270
Asset-backed (including auction rate) securities	85,050	—	—	85,050	38,900	—	—	38,900
Commercial paper	74,967	(77)	—	74,890	29,067	—	64	29,131
Corporate notes	8,998	(6)	4	8,996	4,474	(18)	11	4,467

	$236,678	$(276)	$5	$236,407	$114,660	$(18)	$126	$114,768

        The unrealized losses on the Company's investments in marketable securities were caused primarily by changes in interest rates. The Company's investment portfolio consists of government agency and high-quality corporate securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. The Company believes its gross unrealized losses are temporary because management has the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement. The Company has not realized any significant gains or losses on its investments in marketable securities during the years presented.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The following table summarizes the estimated fair value of the Company's investments in marketable securities designated as available-for-sale classified by the maturity of the security:

	As of December 31,
	2006	2007
	(in thousands)
Due within one year	$214,947	$93,204
Due after one year through two years	19,466	15,056
Due after two years through five years	1,994	6,508

	$236,407	$114,768

Investments in Other Companies

        As of December 31, 2006 and 2007, minority investments in other companies were $59.3 million and $62.9 million, respectively, and are classified as investments in other companies in the Consolidated Balance Sheets. Minority investments in other companies as of December 31, 2006 and 2007 included $11.0 million and $10.0 million, respectively, of investments carried at cost, and $48.3 million and $52.9 million, respectively, of investments recorded at fair value. As of December 31, 2006, gross unrealized losses were $6.5 million and there were no gross unrealized gains. As of December 31, 2007, gross unrealized losses were $1.1 million and there were no gross unrealized gains.

        In March 2006, the Company invested $50.0 million in Covad Communications Group, LLC ("Covad"), which consisted of 6.1 million shares of Covad common stock for an aggregate purchase price of $10.0 million and $40.0 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the "Covad Notes"). The Company cannot exert significant influence over Covad's operating and financial policies and, as such, accounts for its investment in Covad under the cost method of accounting and classifies the investment as available-for-sale. The Company deferred $0.8 million of direct loan origination costs that are being recognized as a reduction in the effective yield over the term of the Covad Notes.

        In April 2006, the Company invested $10.0 million in Current Communications Group, LLC ("Current"), a privately-held broadband-over-powerline provider. The Company accounts for its investment in Current under the cost method of accounting because the Company cannot exert significant influence over Current's operating and financial policies.

        During the year ended December 31, 2005, the Company received $4.4 million in cash distributions from eCompanies Venture Group, L.P. ("EVG"), a limited partnership that invested in domestic emerging Internet-related companies. In applying the cost method, EarthLink recorded $0.6 million as a return of EarthLink's investment based on the carrying value of the investment, and the gain of $3.8 million was included in gain (loss) on investments in other companies, net, in the Consolidated Statement of Operations for the year ended December 31, 2005. During the years ended December 31, 2006 and 2007, the Company received $0.4 million and $1.6 million in cash distributions, respectively, from EVG which were recorded as gains on investments in other companies in the Consolidated Statements of Operations.

        During the years ended December 31, 2005 and 2007, the Company recognized losses due to other-than-temporary declines of the value of investments of $0.9 million and $7.1 million, respectively. These losses are included in gain (loss) on investments in other companies, net, in the Consolidated

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Statements of Operations. During the year ended December 31, 2006, the Company did not recognize any losses due to other-than-temporary declines of the value of investments.

Investment in Equity Affiliate

        In March 2005, the Company completed the formation of a joint venture with SK Telecom, HELIO. Upon formation, the Company invested $43.0 million of cash and contributed non-cash assets valued at $40.0 million, including 27,000 wireless customers, contractual arrangements and agreements to prospectively market HELIO's services. The non-cash assets contributed were recorded by the Company as an additional investment of $0.5 million based on the Company's carrying value of the assets. The Company recorded its initial investment at $43.5 million, reflecting the cash invested plus the carrying value of assets contributed. In addition, the Company paid HELIO to assume $0.9 million of net liabilities associated with wireless customers and related operations. The Company recorded no gain or loss in March 2005 associated with the contribution of non-cash assets, the transfer of net liabilities, or the associated payment to HELIO to assume the net liabilities upon completing the formation of HELIO.

        As partners, EarthLink and SK Telecom invested an aggregate of $440.0 million of cash and non-cash assets in HELIO pursuant to the Contribution and Formation Agreement. Pursuant to the HELIO Contribution and Formation Agreement, the Company contributed $83.0 million of cash and noncash assets upon formation, $39.0 million of additional cash during 2005, $78.5 million of cash during 2006 and $19.5 million of cash during 2007. As of December 31, 2006, EarthLink and SK Telecom each had an approximate 48% economic ownership interest and 50% voting interest in HELIO.

        In July 2007, EarthLink and SK Telecom entered into a loan agreement with HELIO pursuant to which EarthLink and SK Telecom could lend up to $200.0 million to HELIO and each made an initial loan to HELIO of $30.0 million.

        In November 2007, EarthLink and SK Telecom amended and restated the joint venture agreements. SK Telecom agreed to make up to $270.0 million in additional equity contributions to HELIO, while EarthLink retains the right to make additional investments in HELIO under the amended joint venture agreements. In November 2007 and December 2007, SK Telecom made a $70.5 million and $30.0 million equity contribution, respectively, to HELIO. As a result, as of December 31, 2007, EarthLink had an approximate 31% economic ownership interest and 33% voting interest in HELIO, while SK Telecom had an approximate 65% economic ownership interest and 67% voting interest in HELIO.

        Also in November 2007, EarthLink and SK Telecom canceled the July 2007 notes and related lending agreement and HELIO issued to each of EarthLink and SK Telecom a new $30.0 million secured exchangeable promissory note (the "New Notes"). Pursuant to the terms of the note purchase agreement, the New Notes bear interest at 10% per annum, payable at maturity, and may be prepaid by HELIO at any time without penalty. The New Notes mature on July 23, 2010, unless amounts thereunder become due and payable earlier by acceleration or otherwise. The New Notes are exchangeable for membership units of HELIO at any time up to the maturity date.

        In February 2008, the HELIO joint venture agreements were further amended to make certain modifications to the terms of the outstanding membership interests owned by EarthLink, SK Telecom and the other HELIO investors.

        The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO's operating and financial policies. During 2007, EarthLink discontinued recording additional net losses of equity affiliate because its investments in HELIO, including the $30.0 million loaned to HELIO in July 2007, were reduced to zero, and EarthLink is

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

not committed to provide further financial support to HELIO. The Company had been recording its proportionate share of HELIO's net loss in its Consolidated Statements of Operations and amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increased the carrying value of the Company's investment and decreased the net losses of equity affiliate included in the Consolidated Statements of Operations. During the years ended December 31, 2005, 2006 and 2007, the Company recorded $15.6 million, $84.8 million and $111.3 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments.

        The following is summarized statement of operations information of HELIO for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Revenues	$16,365	$46,580	$170,988
Operating loss	(45,658)	(201,266)	(328,196)
Net loss	(42,023)	(191,755)	(326,562)

        The following is summarized balance sheet information of HELIO as of December 31, 2006 and 2007:

	As of December 31,
	2006	2007
	(in thousands)
Current assets	$184,014	$111,074
Long-term assets	80,956	58,999
Current liabilities	81,619	107,539
Long-term liabilities	2,123	64,032

7.     Property and Equipment

        Property and equipment is recorded at cost and consisted of the following as of December 31, 2006 and 2007:

	As of December 31,
	2006	2007
	(in thousands)
Data center and network equipment	$276,692	$146,709
Office and other equipment	193,692	118,801
Land and buildings	15,113	15,120
Leasehold improvements	64,569	48,126
Construction in progress	8,315	—

	558,381	328,756
Less accumulated depreciation	(477,624)	(271,456)

	$80,757	$57,300

        During the year ended December 31, 2007, the Company wrote-down and retired abandoned and disposed property and equipment that had a cost basis of $285.6 million and accumulated depreciation of $264.5 million.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        Depreciation expense charged to continuing operations, which includes depreciation expense associated with property under capital leases, was $34.9 million, $33.2 million and $32.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

8.     Goodwill and Purchased Intangible Assets

Goodwill

        Pursuant to SFAS No. 142, the Company performs an impairment test annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be permanently impaired. During the years ended December 31, 2005, 2006 and 2007, the Company's tests indicated its goodwill was not impaired.

        During the year ended December 31, 2006, the carrying amount of goodwill increased $101.2 million, which consisted of a $100.0 million increase in goodwill resulting from the acquisition of New Edge and $1.2 million of purchase accounting adjustments.

Purchased Intangible Assets

        The following table presents the components of the Company's acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2007:

	As of December 31, 2006			As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Subscriber bases	$384,336	$(337,708)	$46,628	$118,702	$(79,763)	$38,939
Software, technology and other	3,864	(1,551)	2,313	3,892	(3,161)	731
Trade names	10,857	—	10,857	6,606	—	6,606

Total	$399,057	$(339,259)	$59,798	$129,200	$(82,924)	$46,276

        Amortization of intangible assets in the Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007 represents the amortization of definite lived intangible assets. The Company's definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company's identifiable indefinite lived intangible assets consist of trade names. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology. As of December 31, 2007, the weighted average amortization periods were 3.9 years for subscriber base assets and 4.1 years for software and technology. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $14.0 million, $10.7 million, $7.2 million, $6.0 million, $1.7 million and $0.1 million during the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        During the year ended December 31, 2007, the Company removed fully amortized intangible assets that had a gross carrying value and accumulated amortization of $271.9 million. Also during the year ended December 31, 2007, the Company recorded permanent impairment losses of $4.3 million as a result of the annual review of the Company's trade names in accordance with SFAS No. 142.

9.     Other Accounts Payable and Accrued Liabilities

        Other accounts payable and accrued liabilities consisted of the following as of December 31, 2006 and 2007:

	As of December 31,
	2006	2007
	(in thousands)
Accrued communications costs	$13,981	$8,141
Accrued advertising	17,299	6,016
Accrued taxes	11,874	5,656
Accrued professional fees and settlements	5,475	2,482
Facility exit and restructuring liabilities	2,366	19,048
Accrued outsourced customer support	8,021	6,095
Deposits and due to customers	5,654	3,535
Other	24,656	18,894

	$89,326	$69,867

10.   Long-Term Debt

        In November 2006, the Company issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the "Notes") in a registered offering, which reflects the exercise by the underwriters of their option to purchase an additional $33.8 million of principal to cover over-allotments. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year. The Notes rank as senior unsecured obligations of the Company.

        The Notes are payable with cash and, if applicable, are convertible into shares of the Company's common stock based on an initial conversion rate, subject to adjustment, of 109.6491 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $9.12 per share). Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company's option, cash, or shares of the Company's common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the "daily settlement amounts" for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company's common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024. The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

        As of December 31, 2006 and 2007, the fair value of the Notes was approximately $277.3 million and $262.0 million, respectively, based on quoted market prices.

        In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company's common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the "Call Spread Transactions"). The Company purchased call options to cover approximately 28.4 million shares of the Company's common stock, subject to adjustment in certain circumstances, which is the number of shares underlying the Notes. In addition, the Company sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company's common stock, subject to adjustment in certain circumstances. See Note 11, "Shareholders' Equity," for more information on the Call Spread Transactions.

11.   Shareholders' Equity

Shareholder Rights Plan

        During 2002, the Board of Directors adopted a shareholder rights plan (the "Rights Plan"). In connection with the Rights Plan, the Board of Directors also declared a dividend of one right for each outstanding share of EarthLink's common stock for stockholders of record at the close of business on August 5, 2002.

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

Share Repurchases

        Since the inception of the Company's share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink's common stock, including $200.0 million that was authorized in August 2007. As of December 31, 2007, the Company had $201.0 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

        The following table summarizes share repurchases during the years ended December 31, 2005, 2006 and 2007 pursuant to the share repurchase program, which have been recorded as treasury stock:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Number of shares repurchased	20,527	11,339	14,032
Aggregate purchase price	$192,563	$85,613	$94,332

Call Spread Transactions

        In connection with the issuance of the Notes (see Note 10, "Long-Term Debt"), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company's common stock to minimize the impact of the potential dilution upon conversion of the Notes. The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company's common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company's common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related Notes or the first day all of the related Notes are no longer outstanding due to conversion or otherwise. As of December 31, 2006 and 2007, the estimated fair value of the call options was $58.4 million and $43.8 million, respectively.

        The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company's common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates in March 2012 through July 2012. The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2006 and 2007, the estimated fair value of the warrants was $41.0 million and $28.0 million, respectively.

        The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in fair value of the agreements in its financial statements.

12.   Stock-Based Compensation

        Stock-based compensation expense under SFAS No. 123(R) was $14.2 million and $19.6 million during the years ended December 31, 2006 and 2007, respectively. In accordance with SAB No. 107, the Company has classified stock-based compensation expense during the years ended December 31, 2006 and 2007 within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense during the year ended December 31, 2005 was $1.5 million, of which $1.1 million

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

related to restricted stock units and $0.4 million was stock-based compensation expense arising from modifications to extend the exercise periods of certain vested stock options for EarthLink employees transferring to HELIO.

        Included in stock-based compensation expense for the year ended December 31, 2007 was $4.9 million of stock-based compensation expense related to Charles G. Betty, EarthLink's former President and Chief Executive Officer. Mr. Betty passed away on January 2, 2007. Pursuant to Mr. Betty's employment agreement, all unvested stock options and restricted stock units immediately vested and became fully exercisable upon death. In addition, the Leadership and Compensation Committee of the Board of Directors extended the exercise period of Mr. Betty's stock options until December 31, 2008. This date represents the exercise period if Mr. Betty had terminated employment after serving the full term of his employment agreement, which was set to expire in July 2008. During the year ended December 31, 2007, EarthLink recorded stock-based compensation of $3.5 million related to the accelerated vesting of 1.1 million stock options and 120,000 restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty's stock options.

Stock Incentive Plans

        The Company has granted options to employees and directors to purchase the Company's common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units generally vest over terms of one and a half years to four years from the date of grant. As of December 31, 2007, the Company had reserved 24.5 million shares of common stock for the issuance of equity-based incentive compensation under its stock incentive plans. As of December 31, 2007, approximately 12.3 million stock options, restricted stock units and phantom share units were outstanding under various stock incentive plans that expire in 2010 and 2016 and approximately 12.2 million shares were available for grant.

Deferred Compensation Plan

        The Company's Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors' fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2006 and 2007, approximately 29,000 and 43,000 phantom share units, respectively, were outstanding.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Employee Stock Purchase Plan

        In January 2005, the Company terminated its employee stock purchase plan ("ESPP"). Under the terms of the ESPP, eligible employees were able to have up to 15% of eligible compensation deducted from their pay to purchase EarthLink common stock. Under the ESPP, withholdings were used to purchase shares at the beginning of each quarter at a per share purchase price equal to 85% of the lesser of the closing price on the first trading day of the just completed quarter or the closing price on the last trading day of the just completed quarter. During the year ended December 31, 2005, employees purchased approximately 47,000 shares pursuant to the ESPP at a weighted average per share purchase price of $9.14.

Warrants

        Prior to December 31, 2000, the Company issued warrants to purchase shares of the Company's common stock to certain members of its Board of Directors, customers, consultants, lessors, creditors and others. As of December 31, 2006, warrants to purchase a total of 61,000 shares of common stock were outstanding at exercise prices ranging from $4.02 to $5.50. The warrants were exercised during the year ended December 31, 2007.

Options Outstanding

        The following table summarizes information concerning stock option activity as of and for year ended December 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2006	20,470	$11.27
Granted	2,794	7.29
Exercised	(1,462)	6.76
Forfeited and expired	(8,375)	11.67

Outstanding as of December 31, 2007	13,427	10.69	6.2	$1,945

Vested and expected to vest as of December 31, 2007	12,606	$10.86	6.0	$1,886

Exercisable as of December 31, 2007	9,403	$11.83	5.2	$1,439

        The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2007 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $10.1 million, $2.4 million and $1.0 million, respectively. The intrinsic value of stock options exercised represents the difference between the Company's common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The following table summarizes the status of the Company's stock options as of December 31, 2007:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 5.10 to $ 6.63	1,182	4.8	$5.61	1,013	$5.70
6.72 to 7.02	1,388	9.0	6.91	293	6.89
7.10 to 7.31	1,934	9.3	7.29	962	7.29
7.32 to 9.01	1,895	7.0	8.57	1,219	8.78
9.24 to 9.93	1,419	5.9	9.55	877	9.59
10.06 to 10.06	1,344	2.7	10.06	1,344	10.06
10.36 to 11.17	1,910	7.4	10.48	1,462	10.50
11.18 to 48.61	2,355	3.3	21.16	2,233	21.69

$ 5.10 to $48.61	13,427	6.2	$10.68	9,403	$11.83

Valuation Assumptions for Stock Options

        The fair value of stock options granted during the years ended December 31, 2005, 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2006	2007
Dividend yield	0%	0%	0%
Expected volatility	49%	43%	39%
Risk-free interest rate	4.03%	4.86%	4.78%
Expected life	4.7 years	4.3 years	4.3 years

        The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2006 and 2007 was $4.65, $3.28 and $2.79, respectively.

        The dividend yield assumption is based on the Company's history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Restricted Stock Units

        The following table summarizes the Company's restricted stock units as of and for the year ended December 31, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2006	1,180,000	$8.57
Granted	1,718,000	6.94
Vested	(366,000)	9.84
Forfeited	(471,000)	7.75

Nonvested as of December 31, 2007	2,061,000	7.17

        The fair value of restricted stock units is determined based on the closing trading price of EarthLink's common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2005, 2006 and 2007 was $9.49, $7.89 and $6.94, respectively. As of December 31, 2007, there was $10.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2005, 2006 and 2007 was $0.1 million, $1.2 million and $2.7 million, respectively, which represents the closing price of the Company's common stock on the vesting date multiplied by the number of restricted stock units that vested.

13.   Profit Sharing Plans

        The Company sponsors the EarthLink, Inc. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $2.8 million, $2.8 million and $3.0 million during the years ended December 31, 2005, 2006 and 2007, respectively.

14.   Income Taxes

        The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The current and deferred income tax provisions from continuing operations were as follows for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Current
Federal	$2,338	$(328)	$—
State	2,999	626	220

Total current	5,337	298	220

Deferred
Federal	17,038	325	(1,244)
State	101	263	(203)

Total deferred	17,139	588	(1,447)

Income tax provision (benefit)	$22,476	$886	$(1,227)

        During the year ended December 31, 2005, the Company utilized approximately $123.8 million, of federal net operating loss carryforwards ("NOLs") and $67.9 million, of state NOLs to offset taxable income; however, EarthLink owed state income and federal and state alternative minimum tax ("AMT") aggregating $5.3 million for the year ended December 31, 2005, and the AMT was payable primarily due to limitations associated with the utilization of NOLs in calculating AMT due. A valuation allowance of $2.6 million has been provided for the year ended December 31, 2005 for AMT amount due that may be used to offset tax due in future years.

        Of the federal NOLs utilized during the year ended December 31, 2005, $49.0 million were acquired in connection with the acquisitions of OneMain.com, Inc., Cidco Incorporated and PeoplePC Inc. in 2000, 2001 and 2002, respectively. Upon realization of these NOLs in 2005, the associated reduction in the valuation allowance of $17.1 million, was recorded as a reduction to goodwill in accordance with SFAS No. 109, "Accounting for Income Taxes," resulting in deferred income tax provision of $17.1 million.

        The Company generated federal NOLs of $34.5 million and $89.6 million during the year ended December 31, 2006, and 2007, respectively. The Company's state NOLs decreased by $124.2 million, either through utilization to offset taxable income or expiration during the year ended December 31, 2006. The Company generated $93.2 million of state NOLs during the year ended December 31, 2007. A valuation allowance of $12.1 million and $31.4 million has been provided for the years ended December 31, 2006, and 2007, respectively, for the federal NOLs created, and a valuation allowance of $3.2 million has been provided for the year ended December 31, 2007 for the state NOLs generated, that may be used to offset tax due in future years. For the year ended December 31, 2007, the Company recognized a change in the value of long lived intangible assets, corresponding to a decrease in the deferred tax liability which resulted in recognizing a tax benefit of $1.4 million.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations for financial statement purposes for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Federal income tax provision at statutory rate	$57,840	$9,055	$(19,607)
State income taxes, net of federal benefit	6,688	1,827	(1,382)
Nondeductible expenses	1,087	5,001	4,152
Net change to valuation allowance	—	(15,001)	9,233
Change in valuation allowance associated with realized deferred tax assets	(62,938)	—	—
Change in valuation allowance for realized deferred tax assets acquired in business combinations	17,139	—	—
Increase in valuation allowance for AMT due	2,582	—	—
Change in state effective tax rate			5,321
Other	78	4	1,056

	$22,476	$886	$(1,227)

        The Company acquired $49.5 million of deferred tax assets, primarily related to NOLs, in conjunction with the acquisition of New Edge in April 2006. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

        During the year ended December 31, 2007, the Company lowered its effective state tax rate, net of federal taxes, from 4.5% to 3.5% primarily due to changes in state tax laws for apportionment.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        Deferred tax assets and liabilities from continuing operations include the following as of December 31, 2006 and 2007:

	As of December 31,
	2006	2007
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$9,833	$7,064
Valuation allowance	(9,833)	(7,064)

Total net current deferred tax assets	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	$184,805	$246,784
Accrued liabilities and reserves	6,863	30,130
Subscriber base and other intangible assets	102,688	89,999
Other	63,219	70,833
Non-Current deferred tax liabilities:
Subscriber base and other intangible assets	(9,932)	(12,528)
Other	(575)	(5,664)
Indefinite lived intangible assets	(4,586)	(3,138)
Valuation allowance	(347,068)	(419,554)

Total net non-current deferred tax liability	(4,586)	(3,138)

Net deferred tax liability	$(4,586)	$(3,138)

        As of December 31, 2006 and 2007, the Company had NOLs for federal income tax purposes totaling approximately $513.8 million and $677.6 million, respectively, which begin to expire in 2020. As of December 31, 2006 and 2007, the Company had NOLs for state income tax purposes totaling approximately $118.2 million and $290.8 million, respectively, which started to expire in 2006. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. During the year ended December 31, 2007, the Company increased the valuation allowance from $357 million, tax-effected, to $427 million, tax-effected, as a result of increases to net deferred tax assets. As a result, the NOL amounts as of December 31, 2007 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

        As of December 31, 2007, the NOLs included $84.1 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the NOLs will be credited directly to equity. As of December 31, 2007, the NOLs included $56.5 million of NOLs acquired in connection with business acquisitions. An additional $126.4 of purchased NOLs will be available for use, for years after December 31, 2007. These NOLs will become available for the Company to use based upon the rules of Section 382 under the Internal Revenue Code. Any benefit resulting from the utilization of this portion of the NOLs will be credited to goodwill.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The Company has provided a valuation allowance for its deferred tax assets, including NOLs, because of uncertainty regarding their realization.

        Currently, tax net operating losses can accumulate and be used to offset any of our future taxable income. However, an "ownership change" that occurs during a "testing period" (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income the Company may generate.

        In general, future stock transactions and the timing of such transactions could cause an "ownership change" for income tax purposes. Such transactions may include our purchases under the Company's share repurchase program, additional issuances of common stock by the Company (including but not limited to issuances upon future conversion of the Company's outstanding convertible senior notes), and acquisitions or sales of shares by certain holders of the Company's shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of the Company's outstanding stock. Many of these transactions are beyond the Company's control.

        On January 1, 2007, EarthLink adopted FIN No. 48. The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as "major" tax jurisdictions, as defined in FIN 48. Periods extending back to 1994 are still subject to examination for all "major" jurisdictions. The adoption of FIN 48 on January 1, 2007 did not result in a material cumulative-effect adjustment. The Company believes that its income tax filing positions and deductions through year ended December 31, 2007, will be sustained on audit and does not anticipate any adjustments that will result in material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

15.   Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense during the years ended December 31, 2005, 2006 and 2007 for all operating leases, including operating expenses, was $13.1 million, $14.5 million and $13.6 million, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        Minimum lease commitments under non-cancelable leases, including estimated operating expenses, as of December 31, 2007 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2008	$16,379
2009	15,221
2010	13,959
2011	12,196
2012	12,573
Thereafter	19,474

Total minimum lease payments, including estimated operating expenses	89,802
Less aggregate contracted sublease income	(6,149)

$83,653

        During the year ended December 31, 2006, the Company entered into a financing lease agreement with General Electric Capital Corporation to lease certain equipment necessary to build out its municipal wireless infrastructure in selected markets. Under the agreement, the Company can lease up to $75.0 million of assets. As of December 31, 2007, $2.9 million of equipment was leased pursuant to the financing agreement and has been accounted for as a capital lease.

Purchase Obligations

        The Company leases network capacity from a number of third-party providers such as Level 3 Communications, Inc. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base. The Company also leases certain equipment used to provide its Internet access services equipment from third party providers. The Company has commitments to purchase these telecommunications services and equipment under non-cancelable agreements. The Company also has commitments for certain advertising spending under non-cancelable agreements. Minimum commitments under non-cancelable agreements and other purchase commitments are as follows as of December 31, 2007:

Year Ending December 31,
2008	$59,360
2009	11,729
2010	671
2011	201
2012	70

Total	$72,031

16.   Financial Instruments

Fair Values of Financial Instruments

        The Company has estimated the fair value of its financial instruments as of December 31, 2006 and 2007 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short-and long-term investments in marketable securities consist of available-for-sale securities and are carried at market value, which is based on quoted market prices. The Company's equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices. The Company's investments in privately-held companies are stated at cost, net of other-than-temporary impairments, because it is impracticable to estimate fair value. The estimated fair value of the Company's long-term debt is based on quoted market prices. The Company's purchased call options are stated at cost and the estimated fair value is based on the Black-Scholes valuation model.

        The following table presents the carrying value and fair value of the Company's financial instruments as of December 31, 2006 and 2007:

	As of December 31, 2006		As of December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Cash and cash equivalents	$158,369	$158,369	$173,827	$173,827
Investments in marketable securities-short-term	214,947	214,947	93,204	93,204
Investments in marketable securities-long-term	21,460	21,460	21,564	21,564
Investments in other companies for which it is:
Practicable to estimate fair value	48,325	48,325	52,923	52,923
Not practicable to estimate fair value	11,000	N/A	10,000	N/A
Long-term debt	258,750	277,253	258,750	261,984
Call options	47,162	58,361	47,162	43,837

Concentrations of Credit Risk

        By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities, trade receivables and investments in other companies. The Company's cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

        The Company is exposed to risk with respect to its auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. These securities are issued by various municipalities and state regulated higher education agencies. The higher education securities are secured by pools of student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. However, if auctions for the securities fail to settle, the Company may not be able to access these funds until a successful auction occurs or until the underlying notes mature.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

Market Risk

        The Company is exposed to market risk as it relates to changes in the market value of its equity investments. The Company invests in equity instruments of public and private companies for operational and strategic purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities include an equity method investment classified as investment in equity affiliate in the Consolidated Balance Sheets, and investments in privately-held securities, publicly-traded securities and convertible securities classified as investments in other companies in the Consolidated Balance Sheets. As of December 31, 2006, the Company had $61.7 million of investments accounted for using the equity method of accounting, $48.3 million of fair value investments and $11.0 million of cost-method investments. As of December 31, 2007, the Company had $0.0 million of investments accounted for using the equity method of accounting, $52.9 million of fair value investments and $10.0 million of cost-method investments.

Interest Rate Risk

        The Company is exposed to interest rate risk with respect to its investments in marketable securities. A change in prevailing interest rates may cause the fair value of the Company's investments to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, the Company has historically held many investments until maturity, and as a result, the Company receives interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, the Company maintains its portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2006 and 2007, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the Company invests in relatively short-term securities and, therefore, changes in short-term interest rates impact the amount of interest income included in the statements of operations.

        The Company is also exposed to interest rate risk with respect with respect to its long-term debt. A change in prevailing interest rates may cause the fair value of its long-term debt to fluctuate. The convertible senior notes bear interest at a fixed rate of 3.25% per annum until November 15, 2011, and 3.50% interest per annum thereafter.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Significant non-cash transactions
Non-cash working capital adjustments to reduce goodwill	$129	$1,187	$—
Assets acquired pursuant to capital lease agreement	—	—	2,927
Additional cash flow information
Cash paid during the year for interest	$383	$1,416	$10,225
Cash paid during the year for income taxes	5,507	850	68
Purchase of businesses
Cash paid, net of cash acquired	$9,352	$108,663	$—
Issuance of common stock	—	20,194	379
Net liabilities incurred and assumed	4,203	15,979	(379)

Intangible assets acquired	$13,555	$144,836	$—

18.   Related Party Transactions

HELIO

        Upon HELIO's formation, EarthLink and HELIO entered into a services agreement for EarthLink to provide to HELIO facilities, accounting, tax, billing, procurement, risk management, payroll, human resource, employee benefit administration and other support services in exchange for management fees. The management fees were determined based on EarthLink's costs to provide the services, and management believes such fees are reasonable. The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink's services. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the years ended December 31, 2005, 2006 and 2007, fees received for services provided to HELIO were $3.0 million, $2.3 million and $1.6 million, respectively.

        EarthLink markets HELIO's products and services, and during the years ended December 31, 2005, 2006 and 2007, EarthLink generated revenues of $0.3 million, $0.9 million and $0.1 million, respectively, associated with marketing HELIO's services.

        EarthLink purchases wireless Internet access devices and services from HELIO. During the years ended December 31, 2005, 2006 and 2007, fees paid for products and services received from HELIO were $0.9 million, $0.9 million and $0.6 million, respectively.

        As of December 31, 2006 and 2007, the Company had accounts receivable from HELIO of approximately $0.8 million and $0.2 million, respectively.

Officers and Directors

        Prior to December 31, 2001, the Company had made equity investments totaling $10.0 million in EVG, an affiliate of eCompanies, LLC ("eCompanies"). The carrying value of the investment in EVG as of December 31, 2006 and 2007 was zero. Sky Dayton, a member of EarthLink's Board of Directors and HELIO's Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

domestic emerging Internet-related companies, and a founder and director of eCompanies. During the years ended December 31, 2005, 2006 and 2007, the Company received $4.4 million, $0.4 million and $1.6 million, respectively, in cash distributions from EVG.

19.   Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports segment information along the same lines that its chief executive reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Consumer Services and Business Services, which are described below in more detail.

        The Company's segments are strategic business units that are managed based upon differences in customers, services and marketing channels. The Company's Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company's Business Services segment provides Internet access services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

        Information on reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Consumer Services
Revenues	$1,219,705	$1,139,254	$1,025,408
Cost of revenues	357,205	346,129	324,465

Gross margin	862,500	793,125	700,943
Direct segment operating expenses	676,832	638,350	506,975

Segment operating income	$185,668	$154,775	$193,968

Business Services
Revenues	$70,367	$161,818	$190,586
Cost of revenues	18,422	87,800	118,232

Gross margin	51,945	74,018	72,354
Direct segment operating expenses	3,945	51,695	58,548

Segment operating income	$48,000	$22,323	$13,806

Consolidated
Revenues	$1,290,072	$1,301,072	$1,215,994
Cost of revenues	375,627	433,929	442,697

Gross margin	914,445	867,143	773,297
Direct segment operating expenses	680,777	690,045	565,523

Segment operating income	233,668	177,098	207,774
Stock-based compensation expense	1,495	14,241	19,553
Amortization of intangible assets	12,267	11,902	14,672
Facility exit and restructuring costs	2,080	(117)	69,631
Other operating expenses	53,330	55,431	55,884

Income from operations	$164,496	$95,641	$48,034

        The primary component of the Company's revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and satellite technologies, IP-based voice and fees charged for high-speed data networks to small and medium-sized businesses); and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company's access services, search and advertising revenues.

        Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to the Company's Internet services, such

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

        Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting.

        Information on revenues by groups of similar services and by segment for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Consumer Services
Access and service	$1,140,241	$1,021,620	$897,423
Value-added services	79,464	117,634	127,985

Total revenues	$1,219,705	$1,139,254	$1,025,408
Business Services
Access and service	$66,666	$158,409	$187,709
Value-added services	3,701	3,409	2,877

Total revenues	$70,367	$161,818	$190,586
Consolidated
Access and service	$1,206,907	$1,180,029	$1,085,132
Value-added services	83,165	121,043	130,862

Total revenues	$1,290,072	$1,301,072	$1,215,994

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

        The Company has not provided information about geographic segments because substantially all of the Company's revenues, results of operations and identifiable assets are in the United States.

20.   Subsequent Event

        As of February 27, 2008, the Company held approximately $60.0 million of auction rate securities, of which auctions for approximately $20.0 million failed to settle at auction, resulting in the Company continuing to hold such securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the United States Department of Education. The Company may not be able to access these funds until a successful auction occurs or until the underlying notes mature. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment if a decline in fair value occurs.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED—(Continued)

21.   Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2007. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(unaudited) (in thousands, except per share data)
Revenues	$309,712	$332,083	$331,244	$328,033	$324,147	$311,865	$297,993	$281,989
Operating costs and expenses	287,307	300,398	305,640	312,086	320,493	282,373	302,551	262,543

Income (loss) from operations	22,405	31,685	25,604	15,947	3,654	29,492	(4,558)	19,446
Net losses of equity affiliate	(7,591)	(15,351)	(26,174)	(35,666)	(29,346)	(40,054)	(41,895)	—
Gain (loss) on investments in other companies, net	—	352	25	—	—	210	(5,810)	15
Interest income and other, net	4,216	4,334	3,272	2,814	3,503	3,597	4,182	1,542

Income (loss) from continuing operations before income taxes	19,030	21,020	2,727	(16,905)	(22,189)	(6,755)	(48,081)	21,003
Provision (benefit) for income taxes	—	—	69	(955)	(169)	(226)	30	1,592

Income (loss) from continuing operations	19,030	21,020	2,796	(17,860)	(22,358)	(6,981)	(48,051)	22,595
Loss from discontinued operations	(2,676)	(4,453)	(5,978)	(6,892)	(7,604)	(9,309)	(31,330)	(32,059)
Net income (loss)	$16,354	$16,567	$(3,182)	$(24,752)	$(29,962)	$(16,290)	$(79,381)	$(9,464)

Basic net income (loss) per share(1):
Income (loss) from continuing operations	$0.14	$0.16	$0.02	$(0.15)	$(0.18)	$(0.06)	$(0.39)	$0.19
Loss from discontinued operations	(0.02)	(0.03)	(0.05)	(0.06)	(0.06)	(0.08)	(0.26)	(0.27)

Net income (loss)	$0.12	$0.12	$(0.02)	$(0.20)	$(0.24)	$(0.13)	$(0.65)	$(0.08)

Diluted net income (loss) per share(1):
Income (loss) from continuing operations	$0.14	$0.16	$0.02	$(0.15)	$(0.18)	$(0.06)	$(0.39)	$0.19
Loss from discontinued operations	(0.02)	(0.03)	(0.05)	(0.06)	(0.06)	(0.08)	(0.26)	(0.27)

Net income (loss)	$0.12	$0.12	$(0.02)	$(0.20)	$(0.24)	$(0.13)	$(0.65)	$(0.08)

Basic weighted average common shares outstanding	131,514	132,779	128,321	122,654	123,058	123,257	121,864	118,247
Diluted weighted average common shares outstanding	133,489	134,897	128,321	122,654	123,058	123,257	121,864	119,229

(1)
Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts will not necessarily add to the net income per share computed for the year.

(2)
In November 2007, EarthLink's Board of Directors authorized management to pursue the divestiture of the Company's municipal wireless broadband assets. Management concluded that the municipal wireless broadband operations were no longer consistent with EarthLink's strategic direction. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband operations as discontinued operations for all periods presented.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2007 covered by this Report on Form 10-K that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election" and "Proposal 1—Election of Directors—Directors Not Standing for Election" in our Proxy Statement for our 2008 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to our executive officers will be set forth under the caption "Executive

Officers" in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information relating to EarthLink's Code of Ethics for directors and officers will be set forth under the caption "Proposal 1—Election of Directors—Corporate Governance Matters—Codes of Ethics" in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Information relating to corporate governance will be set forth under the caption "Proposal 1—Election of Directors—Corporate Governance Matters" in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to compensation of our directors and executive officers will be set forth under the captions "Proposal 1-Election of Directors-Director Compensation" and "Executive Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference, except for the information set forth under the caption "Executive Compensation—Leadership and Compensation Committee Report," which specifically is not so incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth under the caption "Beneficial Ownership of Common Stock" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2007 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	13,427,103	(2)	$10.68	12,248,707	(1)

(1)
This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink, Inc. 2006 Equity and Cash Incentive Plan	7,621,000
EarthLink, Inc. Stock Incentive Plan (adopted in 2000)	4,324,033
EarthLink, Inc. Equity Plan for Non-Employee Directors	303,674

12,248,707

  The grants of approximately 2.6 million restricted stock units and phantom share units have been deducted from the number of securities available for future issuance.

(2)
Pursuant to our merger agreement with New Edge Holding Company, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception" to the shareholder approval requirement of NASD Marketplace Rule 4350(i)(1)(A). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. The options have an exercise price equal to the last reported price of our Common Stock on the closing date, which was $9.48, and vest 25 percent after 12 months and then 6.25 percent each quarter thereafter. The options have a term of 10 years. Approximately 250 New Edge employees received options under this plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption "Executive Compensation—Leadership and Compensation Committee Interlocks" and "Executive Compensation—Certain Relationships and Related Transactions" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Information regarding director independence is set forth under the caption "Proposal I—Election of Directors—Director Independence" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information regarding our principal accounting fees and services is set forth under the caption "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Annual Report on Form 10-K

(1)
Financial Statements

1.
Reports of Independent Registered Public Accounting Firm

2.
Consolidated Balance Sheets as of December 31, 2006 and 2007

3.
Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

4.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2006 and 2007

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

6.
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

  The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)
Listing of Exhibits

1.1—	Underwriting Agreement, dated November 13, 2006, by and among EarthLink, Inc., UBS Securities LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
2.1—	Agreement and Plan of Merger, dated December 12, 2005, by and among EarthLink, Inc., New Edge Holding Company and New Edge Merger Corporation (incorporated by reference to Exhibit 2.1 to EarthLink, Inc.'s Report on Form 8-K dated December 12, 2005—File No. 001-15605).
3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2—	Second Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 of EarthLink, Inc.'s Report on Form 8-K dated July 18, 2007—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—	Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated August 6, 2002—File No. 001-15605).

4.3—	Indenture, dated November 17, 2006, by and between EarthLink, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated November 17, 2006—File No. 001-15605).
10.1#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2#—	EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.3#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.4#—	EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated April 14, 2006).
10.5#—	EarthLink, Inc. Deferred Compensation Plan for Directors and Certain Key Employees, as amended (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 8-K dated February 17, 2006—File No. 001-15605).
10.6#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.8#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.9#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.10#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.11#—	Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.13#—	Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.14#—	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.15#—	Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).

10.16#—	Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.17#—	Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.18#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.19#—	Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-8—File No. 333-133870).
10.20—	Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.21—	Fourth Amendment to Office Lease between California State Teacher's Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 30, 2004—File No. 001-15605).
10.22—	Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.23—	Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 14, 2005—File No. 001-15605).
10.24—	Contribution Agreement Among HELIO LLC, HELIO, Inc., SK Telecom USA Holdings, Inc. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.25—	Form of Second Amended and Restated Limited Liability Company Agreement of HELIO LLC (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.26—	Form of Second Amended and Restated Certificate of Incorporation of HELIO, Inc. (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.27—	Form of Amended and Restated Stockholders' Agreement by and among SK Telecom Co., Ltd., EarthLink, Inc. and HELIO, Inc. (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.28—	Form of Bylaws of HELIO, Inc. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.29—	Form of Secured Exchangeable Promissory Note from HELIO, Inc. to EarthLink, Inc. (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.'s Report on Form 8-K dated November 7, 2007—File No. 001-15605).
10.30*—	Form of Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of HELIO LLC.

10.31*—	Form of Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of HELIO, Inc.
10.32—	Purchase Agreement, by and among EarthLink, Inc., Covad Communications Group, Inc. and Covad Communications Company dated as of March 15, 2006 (incorporated by reference to Exhibit 10.1 to EarthLink's Report on Form 8-K dated March 15, 2006—File No. 001-15605).
10.33—	Form of 12% Senior Secured Convertible Note due 2011 issued by Covad Communications Group, Inc. and Covad Communications Company (incorporated by reference to Exhibit 10.2 to EarthLink's Report on Form 8-K dated March 15, 2006—File No. 001-15605).
10.34—	Form of Registration Rights Agreement, by and between EarthLink, Inc. and Covad Communications Group, Inc. (incorporated by reference to Exhibit 10.3 to EarthLink's Report on Form 8-K dated March 15, 2006—File No. 001-15605).
10.35—	Form of Security Agreement, by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc. (incorporated by reference to Exhibit 10.4 to EarthLink's Report on Form 8-K dated March 15, 2006—File No. 001-15605).
10.36—	Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
10.37—	Confirmation of Convertible Bond Hedge Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
10.38—	Confirmation of Issuer Warrant Transaction dated November 13, 2006, by and between EarthLink, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
10.39—	Confirmation of Issuer Warrant Transaction, dated November 13, 2006, by and between EarthLink, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
10.40—	Employment Agreement, dated June 25, 2007, between EarthLink, Inc. and Rolla P. Huff, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report of Form 8-K dated June 25, 2007—File No. 001-15605).
10.41—	Employment Agreement, dated August 27, 2007, between EarthLink, Inc. and Joseph M. Wetzel, Chief Operating Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report of Form 8-K dated August 27, 2007—File No. 001-15605).
10.42—	Form of Retention Agreement for Lump Sum Payment (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report of Form 8-K dated May 11, 2007—File No. 001-15605).
10.43—	Form of Retention Agreement for Installment Payments (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report of Form 8-K dated May 11, 2007—File No. 001-15605).

10.44#—	EarthLink, Inc. Board of Directors Compensation Plan, dated February 2008 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated February 6, 2008—File No. 001-15605).
10.45#	Change-in-Control Accelerated Vesting and Severance Plan, amended effective as of October 19, 2005 and amended and restated effective as of February 17, 2006 (incorporated by reference to Exhibit 10.41 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2006—File No. 001-15605).
10.46#—	Executives' Position Elimination and Severance Plan, amended and restated February 17, 2006 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 8-K dated February 17, 2006—File No. 001-15605).
10.47#—	Stock Appreciation Rights Agreement for Thomas E. Wheeler, dated February 17, 2006 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 8-K dated February 17, 2006—File No. 001-15605).
10.48—	Summary of 2007 bonus payments and 2008 salaries for executive officers (incorporated by reference to EarthLink, Inc.'s Report on Form 8-K dated February 6, 2008—File No. 001-15605).
10.49#*	EarthLink, Inc. 2008 Incentive Bonus Plan.
10.50#*	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. Equity and Cash Incentive Plan.
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
23.2*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*—	Combined Financial Statements of HELIO, Inc. and HELIO LLC.

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

EARTHLINK, INC.
By:	ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer Date: February 28, 2008

        Each person whose signature appears below hereby constitutes and appoints Rolla P. Huff and Kevin M. Dotts, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date:	February 28, 2008	By:	ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	February 28, 2008	By:	KEVIN M. DOTTS Kevin M. Dotts, Chief Financial Officer (principal financial and accounting officer)
Date:	February 28, 2008	By:	ROBERT M. KAVNER Robert M. Kavner, Lead Director
Date:	February 28, 2008	By:	SKY D. DAYTON Sky D. Dayton, Director
Date:	February 28, 2008	By:	S. MARCE FULLER S. Marce Fuller, Director
Date:	February 28, 2008	By:	WILLIAM H. HARRIS, JR. William H. Harris, Jr., Director
Date:	February 28, 2008	By:	TERRELL B. JONES Terrell B. Jones, Director
Date:	February 28, 2008	By:	LINWOOD A. LACY, JR. Linwood A. Lacy, Jr., Director
Date:	February 28, 2008	By:	THOMAS E. WHEELER Thomas E. Wheeler, Director

QuickLinks

EARTHLINK, INC. Annual Report on Form 10-K For the Year Ended December 31, 2007 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
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
EARTHLINK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EARTHLINK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES