Form 10-Q
period 2008-03-31
EARTHLINK INC
filed 2008-05-02
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of April 30, 2008, 109,735,842 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,827	$240,957
Investments in marketable securities	93,204	7,065
Accounts receivable, net of allowance of $6,422 and $6,473 as of December 31, 2007 and March 31, 2008, respectively	41,483	40,080
Investments in other companies	—	56,572
Prepaid expenses	7,747	7,463
Current assets of discontinued operations	6,744	4,657
Other current assets	13,732	13,875
Total current assets	336,737	370,669
Long-term investments in marketable securities	21,564	72,001
Property and equipment, net	57,300	51,484
Long-term investments in other companies	62,923	10,167
Purchased intangible assets, net	46,276	42,151
Goodwill	202,277	194,472
Other long-term assets	8,149	7,993
Total assets	$735,226	$748,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,808	$20,816
Accrued payroll and related expenses	29,118	18,634
Other accounts payable and accrued liabilities	69,867	70,123
Current liabilities of discontinued operations	15,930	8,955
Deferred revenue	44,626	41,601
Total current liabilities	188,349	160,129

Long-term debt	258,750	258,750
Other long-term liabilities	26,654	16,632
Total liabilities	473,753	435,511

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007 and March 31, 2008	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 186,490 and 186,863 shares issued as of December 31, 2007 and March 31, 2008, respectively, and 110,547 and 109,635 shares outstanding as of December 31, 2007 and March 31, 2008, respectively	1,865	1,869
Additional paid-in capital	2,047,268	2,054,235
Accumulated deficit	(1,184,119)	(1,129,755)
Treasury stock, at cost, 75,943 and 77,228 shares as of December 31, 2007 and March 31, 2008, respectively	(602,564)	(611,689)
Unrealized losses on investments	(977)	(1,234)
Total stockholders’ equity	261,473	313,426
Total liabilities and stockholders’ equity	$735,226	$748,937

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2008
	(in thousands, except per share data)
	(unaudited)

Revenues	$324,147	$263,074

Operating costs and expenses:
Service and equipment costs	109,791	96,792
Sales incentives	4,604	759
Total cost of revenues	114,395	97,551

Sales and marketing	99,269	30,916
Operations and customer support	60,072	39,224
General and administrative	43,261	24,926
Amortization of intangible assets	3,496	4,013
Facility exit, restructuring and other costs	—	1,030
Total operating costs and expenses	320,493	197,660

Income from operations	3,654	65,414
Net losses of equity affiliate	(29,346)	—
Interest income and other, net	3,503	1,616
Income (loss) from continuing operations before income taxes	(22,189)	67,030
Income tax provision	(169)	(9,274)
Income (loss) from continuing operations	(22,358)	57,756
Loss from discontinued operations	(7,604)	(3,392)
Net income (loss)	$(29,962)	$54,364

Basic net income (loss) per share
Continuing operations	$(0.18)	$0.53
Discontinued operations	(0.06)	(0.03)
Basic net income (loss) per share	$(0.24)	$0.50
Basic weighted average common shares outstanding	123,058	109,493

Diluted net income (loss) per share
Continuing operations	$(0.18)	$0.52
Discontinued operations	(0.06)	(0.03)
Diluted net income (loss) per share	$(0.24)	$0.49
Diluted weighted average common shares outstanding	123,058	110,300

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(29,962)	$54,364
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,227	10,519
(Gain) loss on disposals and impairments of fixed assets	(4)	2,370
Net losses of equity affiliate	29,346	—
Stock-based compensation	7,905	5,152
Deferred income taxes	—	7,219
Other adjustments	(24)	—
(Increase) decrease in accounts receivable, net	(897)	1,223
Increase in prepaid expenses and other assets	(3,601)	(6,303)
Decrease in accounts payable and accrued and other liabilities	(16,983)	(29,852)
Decrease in deferred revenue	(400)	(2,959)
Net cash (used in) provided by operating activities	(1,393)	41,733

Cash flows from investing activities:
Purchases of property and equipment	(13,312)	(278)
Purchases of subscriber bases	(1,865)	(117)
Proceeds from sales of fixed assets	36	—
Investments in marketable securities:
Purchases	(103,535)	(53,027)
Sales and maturities	81,385	86,059
Investments in and net advances to/from equity affiliate	(13,724)	87
Net cash (used in) provided by investing activities	(51,015)	32,724

Cash flows from financing activities:
Principal payments under capital lease obligations	(12)	(145)
Proceeds from exercises of stock options and other	2,775	1,943
Repurchases of common stock	—	(9,125)
Net cash provided by (used in) financing activities	2,763	(7,327)

Net (decrease) increase in cash and cash equivalents	(49,645)	67,130
Cash and cash equivalents, beginning of period	158,369	173,827
Cash and cash equivalents, end of period	$108,724	$240,957

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. The Company’s primary service offerings include dial-up Internet access, high-speed Internet access, voice services and web hosting services. The Company also provides value-added services, such as search, advertising and ancillary services sold as add-on features to the Company’s Internet access services. In addition, through the Company’s wholly-owned subsidiary, New Edge Networks, the Company provides secure multi-site managed data networks and dedicated Internet access for businesses and communications carriers.

The Company operates two reportable segments, Consumer Services and Business Services. The Company’s Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company’s Business Services segment provides Internet access and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others. For further information concerning the Company’s business segments, see Note 14, “Segment Information.”

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2007 and 2008 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reflected its municipal wireless broadband results of operations as discontinued operations for all periods presented. As of December 31, 2007 and March 31, 2008, the assets of the business were held for sale and the business has operations that are clearly distinguishable operationally and for financial reporting purposes from the rest of EarthLink. See Note 5, “Discontinued Operations,” for further discussion.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

3.  Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, restricted stock units, phantom share units, convertible debt and contingently issuable shares (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, warrants, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units and contingently issuable shares are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(in thousands,
except per share data)

Numerator
Income from continuing operations	$57,756
Loss from discontinued operations	(3,392)
Net income	$54,364

Denominator
Basic weighted average common shares outstanding	109,493
Dilutive effect of Common Stock Equivalents	807
Diluted weighted average common shares outstanding	110,300

Basic net income per share
Continuing operations	$0.53
Discontinued operations	(0.03)
Basic net income per share	$0.50

Diluted net income per share
Continuing operations	$0.52
Discontinued operations	(0.03)
Diluted net income per share	$0.49

During the three months ended March 31, 2008, approximately 10.1 million options and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the period. Approximately 28.4 million shares that underlie the Company’s convertible debt instruments and 28.4 million warrants were also excluded from the calculation of diluted EPS because the exercise prices exceeded the Company’s average stock price during the period. These securities could be dilutive in future periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three months ended March 31, 2007 because such inclusion would have an anti-dilutive effect due to

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

the Company’s net loss. As of March 31, 2007, the Company had 19.6 million options outstanding, 1.0 million restricted stock units outstanding and 28.5 million warrants outstanding.

4.  Facility Exit, Restructuring and Other Costs

Facility exit, restructuring and other costs consisted of the following during the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)

2007 Restructuring Plan	$—	$1,093
Legacy Restructuring Plans	—	(63)
	$—	$1,030

2007 Restructuring Plan

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and is consolidating its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and is expected to be completed during 2008. In connection with the 2007 Plan, the Company expects to record total costs of approximately $73.0 to $83.0 million, including $30.0 to $32.0 million for severance and personnel-related costs, $15.0 to $20.0 million for lease termination and facilities-related costs, $26.0 to $28.0 million for non-cash asset impairments and $2.0 to $3.0 million for other associated costs.

As a result of the 2007 Plan, EarthLink recorded facility exit and restructuring costs of $1.1 million during the three months ended March 31, 2008, including $0.4 million for severance and personnel-related costs; $0.3 million for non-cash asset impairments; and $0.4 million for other associated costs. Such costs have been classified as facility exit, restructuring and other costs in the Condensed Consolidated Statement of Operations. The cumulative costs incurred to date as of March 31, 2008 include $30.6 million for severance and personnel-related costs; $12.2 million for lease termination and facilities-related costs; $21.0 million for non-cash asset impairments; and $1.5 million for other associated costs.

Management continues to evaluate EarthLink’s businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

The following table summarizes activity for the liability balances associated with the 2007 Plan for the three months ended March 31, 2008, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165
Accruals	367	—	286	440	1,093
Payments	(11,462)	(1,179)	—	(185)	(12,826)
Non-cash charges	—	—	(286)	—	(286)
Balance as of March 31, 2008	$946	$14,945	$—	$255	$16,146

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of March 31, 2008, approximately $5.7 million associated with the 2007 Plan was classified as other accounts payable and accrued liabilities and $10.4 million was classified as other long-term liabilities.

Legacy Restructuring Plans

EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit, restructuring and other costs in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2008, EarthLink recorded a $0.1 million reduction to facility exit, restructuring and other costs as a result of changes in estimates for legacy restructuring plans.

5.  Discontinued Operations

In November 2007, management concluded that the municipal wireless broadband operations were no longer consistent with the Company’s strategic direction and the Company’s Board of Directors authorized management to pursue the divestiture of the Company’s municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale on the Condensed Consolidated Balance Sheets and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented. The municipal wireless broadband results of operations were previously included in the Consumer Services segment. The Company expects to complete the divestiture of its municipal wireless broadband assets during 2008.

Subsequent to March 31, 2008, the Company reached agreements with the cities of Corpus Christi, TX and Milpitas, CA to transfer ownership of its municipal wireless broadband networks to those respective cities in exchange for releasing the Company from its existing network agreements.  Additionally, the Company plans to terminate its municipal wireless broadband service in New Orleans, LA and remove its network from the market.

In accordance with SFAS No. 144, the Company recorded a $1.9 million charge during the three months ended March 31, 2008 related to its municipal wireless broadband operations to adjust the carrying value of the long-lived assets to their fair value less estimated costs to sell.  These charges are reflected within discontinued operations in the Condensed Consolidated Statement of Operations.

The following table presents summarized results of operations related to the Company’s discontinued operations for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)

Revenues	$259	$737
Loss from discontinued operations	(7,604)	(3,392)

The assets of discontinued operations as of December 31, 2007 and March 31, 2008 consisted primarily of property and equipment and the liabilities of discontinued operations as of December 31, 2007 and March 31, 2008 consisted primarily of accruals for purchases of property and equipment. Pursuant to SFAS No. 144, as of December 31, 2007 and March 31, 2008, the assets were reported at their estimated fair value less costs to sell and are no longer being depreciated.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

6.  Investments

Investments in marketable securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has invested in government agency notes, asset-backed debt securities (including auction rate securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. All investments with original maturities greater than 90 days are classified as investments in marketable securities. Investments in marketable securities with maturities less than one year from the balance sheet date are considered short-term investments in marketable securities. Investments in marketable securities with maturities greater than one year from the balance sheet date are considered long-term investments in marketable securities. Long-term investments in marketable securities as of March 31, 2008 also include investments in asset-backed, auction rate securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. These investments were included in short-term investments in marketable securities as of December 31, 2007.

As of March 31, 2008, the Company’s long-term investments in marketable securities included auction rate securities with a par value of $57.8 million and a fair value of $55.1 million. During the three months ended March 31, 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the United States Department of Education. The Company may not be able to access these funds until a successful auction occurs or until the underlying notes mature. Due to uncertainty surrounding the timing of a market recovery, the Company has classified its auction rate securities as long-term investments in marketable securities in the Condensed Consolidated Balance Sheet as of March 31, 2008. As a result of temporary declines in the fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $2.7 million as of March 31, 2008. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). As of December 31, 2007, gross unrealized gains were $0.1 million and gross unrealized losses were nominal. As of March 31, 2008, gross unrealized gains were $0.1 million and gross unrealized losses were $2.7 million. The Company believes its gross unrealized losses are temporary impairments as management has the intent and ability to hold these investments until maturity or until the market price fully recovers, at which time the Company would expect to receive the amortized cost basis of the investments based on the underlying contractual arrangement.

Realized gains and losses are included in interest income and other, net, in the accompanying Condensed Consolidated Statements of Operations and are determined on a specific identification basis. The Company has not experienced any significant realized gains or losses on its investments in marketable securities during the periods presented.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Investments in other companies

Investments in other companies consisted of the following as of December 31, 2007 and March 31, 2008:

	As of	As of
	December 31,	March 31,
	2007	2008
	(in thousands)
Investments stated at fair value	$52,923	$56,739
Investments stated at cost	10,000	10,000
Total investments in other companies	$62,923	$66,739

Reported as:
Short-term investments in other companies	$—	$56,572
Long-term investments in other companies	62,923	10,167
Total investments in other companies	$62,923	$66,739

The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) included in stockholders’ equity and accumulated other comprehensive income (loss). As of December 31, 2007, gross unrealized losses were $1.1 million and there were no gross unrealized gains. As of March 31, 2008, gross unrealized losses were $0.5 million and gross unrealized gains were $1.8 million.

The Company’s investments in other companies as of March 31, 2008 included 6.1 million shares of Covad Communications Group, LLC (“Covad”) common stock and $50.6 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the “Covad Notes”), which includes accrued and unpaid interest. In April 2008, Platinum Equity, LLC completed a transaction in which all outstanding shares of Covad were acquired. Upon closing of the transaction, a change of control of Covad occurred, resulting in Covad’s repurchase of all Covad Notes held by EarthLink at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. As a result, in April 2008, the Company received cash of $50.8 million for the aggregate principal amount of the Covad Notes plus accrued interest. The Company expects to receive cash of $6.3 million for the 6.1 million shares of common stock in May 2008.

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. During the three months ended March 31, 2007 and 2008, the Company did not recognize any losses due to other-than-temporary declines of the value of its investments in other companies.

Investment in equity affiliate

The Company has a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO is a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers.  HELIO was formed in March 2005 and began offering its products and services in April 2006. As of March 31, 2008, EarthLink had an approximate 29% economic ownership interest and 30% voting interest in HELIO, while SK Telecom had an approximate 67% economic ownership interest and 70% voting interest in HELIO.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company accounts for its investment in HELIO under the equity method of accounting because the Company can exert significant influence over HELIO’s operating and financial policies.  The Company had been recording its proportionate share of HELIO’s net loss in its Consolidated Statements of Operations and amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increased the carrying value of the Company’s investment and decreased the net losses of equity affiliate included in the Consolidated Statements of Operations. During the three months ended March 31, 2007, the Company recorded $29.3 million of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments. During 2007, EarthLink discontinued recording additional net losses of equity affiliate because the carrying value of its investments in HELIO were reduced to zero, and EarthLink is not committed to provide further financial support to HELIO.

7.  Purchased Intangible Assets and Goodwill

Goodwill

During the three months ended March 31, 2008, the carrying amount of goodwill decreased $7.8 million due to the utilization of net operating loss carryforwards acquired from OneMain.com, Inc., Cidco Incorporated, PeoplePC Inc., and New Edge Networks.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008:

	As of December 31, 2007			As of March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$118,702	$(79,763)	$38,939	$118,590	$(83,450)	$35,140
Software, technology and other	3,892	(3,161)	731	3,892	(3,411)	481
Trade names	—	—	—	1,521	(76)	1,445
	122,594	(82,924)	39,670	124,003	(86,937)	37,066
Intangible assets not subject to amortization:
Trade names	6,606	—	6,606	5,085	—	5,085
	$129,200	$(82,924)	$46,276	$129,088	$(86,937)	$42,151

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2008 represents the amortization of definite lived intangible assets.  The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, certain trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite lived intangible assets consist of certain trade names. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and one to six years for acquired software and technology.  As of March 31, 2008, the weighted average amortization periods were 3.9 years for subscriber base assets and customer relationships, 4.1 years for software and technology and 5.0 years for trade names. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $10.3 million during the remaining nine months in the year ending December 31, 2008 and $11.0 million, $7.4 million, $6.3 million and $2.0 million during the years ending December 31, 2009, 2010, 2011 and

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

2012, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

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

As of December 31, 2007 and March 31, 2008, the fair value of the Notes was approximately $262.0 million and $277.5 million, respectively, based on the quoted market prices.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three months ended March 31, 2007 and 2008 was as follows:

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
Net income (loss)	$(29,962)	$54,364
Net change in unrealized losses on investments	(4,543)	(257)
Total comprehensive income (loss)	$(34,505)	$54,107

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2008, the Company had $191.8 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 1.3 million shares of its common stock for $9.1 million during the three months ended March 31, 2008. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2007.

Call Spread Transactions

In connection with the issuance of the Notes (see Note 8, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes.  The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Notes upon conversion. These call options will terminate at the earlier of the maturity dates of the related senior convertible notes or the first day all of the related senior convertible notes are no longer outstanding due to conversion or otherwise.  As of December 31, 2007 and March 31, 2008, the estimated fair value of the call options was $43.8 million and $44.7 million, respectively.

The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The warrants expire at various dates in March 2012 through July 2012.  The warrants provide for net share settlement. In no event shall the Company be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants. As of December 31, 2007 and March 31, 2008, the estimated fair value of the warrants was $28.0 million and $29.4 million, respectively.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

10.  Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $7.9 million and $5.2 million during the three months ended March 31, 2007 and 2008, respectively.  In accordance with Staff Accounting Bulletin No. 107, the Company has classified stock-based compensation expense during the three months ended March 31, 2007 and 2008 within the same operating expense line items as cash compensation paid to employees.

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

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2007 and March 31, 2008, approximately 43,000 phantom share units were outstanding.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Options Outstanding

The following table summarizes information concerning stock option activity as of and for three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2007	13,427	$10.69
Granted	114	7.06
Exercised	(320)	6.00
Forfeited and expired	(1,734)	11.30
Outstanding as of March 31, 2008	11,487	10.69	6.1	$2,991
Vested and expected to vest as of March 31, 2008	10,856	$10.85	5.9	$2,785
Exercisable as of March 31, 2008	8,057	$11.88	5.1	$1,782

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2008 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $0.5 million and $0.5 million, respectively. The intrinsic value of stock options exercised represents the difference between the price of the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following table summarizes the status of the Company’s stock options as of March 31, 2008:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.86	1,139	5.6	$5.90	750	$5.72
6.90	to	7.10	985	8.7	6.93	250	6.91
7.16	to	7.31	1,872	9.1	7.29	947	7.29
7.32	to	9.01	1,564	6.9	8.55	1,026	8.78
9.24	to	9.89	1,179	5.7	9.55	738	9.58
10.06	to	10.06	1,134	2.4	10.06	1,134	10.06
10.36	to	11.38	1,810	7.0	10.56	1,439	10.57
11.45	to	48.61	1,804	2.8	22.43	1,773	22.61
$5.10	to	$48.61	11,487	6.1	$10.69	8,057	$11.88

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three months ended March 31, 2007 and 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2008

Dividend yield	0%	0%
Expected volatility	43%	39%
Risk-free interest rate	4.80%	3.00%
Expected life	4.3 years	4.2 years

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2008 was $2.98 and $2.51, respectively.

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

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the three months ended March 31, 2008:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

Nonvested as of December 31, 2007	2,061,000	$7.17
Granted	3,290,000	7.16
Vested	(58,000)	6.86
Forfeited	(218,000)	7.12
Nonvested as of March 31, 2008	5,075,000	7.17

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2007 and 2008 was $7.32 and $7.16, respectively. As March 31, 2008, there was $28.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2008 was $0.9 million and $0.4 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

EarthLink recorded an income tax provision of $9.3 million during the three months ended March 31, 2008 based on management’s current expectations for the results of operations for the year ending December 31, 2008 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.”  The major components of the provision for current income taxes during the three months ended March 31, 2008 were $1.2 million of federal alternative minimum tax (“AMT”) and $0.8 million of state income tax.  A discrete item has been recorded during the three months ended March 31, 2008 for a change in valuation allowance resulting from a change in classification of an indefinite lived intangible asset to a definite lived intangible asset, corresponding to a decrease in the valuation allowance which resulted in a tax benefit of $0.5 million.  A non-cash deferred tax provision of $7.8 million has been recorded for estimated utilization of federal and state net operating loss carryforwards acquired from OneMain.com, Inc., Cidco Incorporated, PeoplePC Inc., and New Edge Networks.  The associated reduction in the valuation allowance due to the expected utilization of these acquired federal and state net operating losses has been recorded as a reduction to goodwill and not as a benefit to income taxes.  The current AMT liability is payable as a result of net operating loss carryforward limitations associated with the AMT calculation.

EarthLink continues to maintain a full valuation allowance against its unrealized deferred tax assets, which include net operating loss carryforwards.  EarthLink may recognize deferred tax assets in future periods when they are determined to be more likely than not realizable.  To the extent EarthLink reports income in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  The Company’s ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

On January 1, 2007, EarthLink adopted Financial Interpretation (“FIN”) No. 48.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, as defined in FIN No. 48.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

12. Related Party Transactions

EarthLink and HELIO have entered into a services agreement pursuant to which EarthLink provides HELIO billing and other support services in exchange for management fees. The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three months ended March 31, 2007 and 2008, fees received for services provided to HELIO were $0.5 million and $0.4 million, respectively.

EarthLink purchases wireless Internet access devices and services from HELIO. During the three months ended March 31, 2007 and 2008, fees paid for products and services received from HELIO were $0.2 million and $0.1 million, respectively.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

As of December 31, 2007 and March 31, 2008, the Company had accounts receivable from HELIO of approximately $0.2 million and $0.1 million, respectively.

13.  Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s investments in marketable securities, including auction rate securities, and investments in other companies.

The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008:

		Fair Value Measurements as of March 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Auction rate securities	$55,073	$—	$—	$55,073
Other investments in marketable securities	23,993	23,993	—	—
Investments in other companies	56,739	6,179	50,560	—
Total	$135,805	$30,172	$50,560	$55,073

Investments in marketable securities, other than auction rate securities, and equity investments in other companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Debt investments in other companies are measured at fair value using quoted market prices for similar assets and are classified within Level 2 of the valuation hierarchy. The Company has consistently applied these valuation techniques in all periods presented.

The Company has invested in auction rate securities, which are more fully described in Note 6, “Investments.”  Due to recent events in the credit markets, these instruments held by the Company failed to attract sufficient buyers during the three months ended March 31, 2008.  Due to the lack of availability of observable market quotes, the fair values of the Company’s auction rate securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during the three months ended March 31, 2008.  Accordingly,

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of March 31, 2008:

Auction
Rate
Securities
(in thousands)
Balance as of December 31, 2007	$—
Transfers to Level 3	38,900
Total unrealized losses	(2,677)
Purchases and settlements (net)	18,850
Balance as of March 31, 2008	$55,073

The $2.7 million of unrealized losses are included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss) and relate to assets held as of March 31, 2008.

14.  Segment Information

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

The Company’s segments are strategic business units that are managed based upon differences in customers, services and marketing channels. The Company’s Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company’s Business Services segment provides Internet access services and related value-added services to businesses and communications carriers. These services include managed data networks, dedicated Internet access and web hosting, among others.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2007 and 2008 is as follows:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Consumer Services
Revenues	$276,393	$216,344
Cost of revenues	84,353	71,173
Gross margin	192,040	145,171
Direct segment operating expenses	159,333	61,001
Segment operating income	$32,707	$84,170

Business Services
Revenues	$47,754	$46,730
Cost of revenues	30,042	26,378
Gross margin	17,712	20,352
Direct segment operating expenses	16,668	14,871
Segment operating income	$1,044	$5,481

Consolidated
Revenues	$324,147	$263,074
Cost of revenues	114,395	97,551
Gross margin	209,752	165,523
Direct segment operating expenses	176,001	75,872
Segment operating income	33,751	89,651
Stock-based compensation expense	7,880	5,152
Amortization of intangible assets	3,496	4,013
Facility exit, restructuring and other costs	—	1,030
Other operating expenses	18,721	14,042
Income from operations	$3,654	$65,414

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2007 and 2008 is as follows:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Consumer Services
Access and service	$242,800	$188,971
Value-added services	33,593	27,373
Total revenues	$276,393	$216,344

Business Services
Access and service	$46,955	$45,878
Value-added services	799	852
Total revenues	$47,754	$46,730

Consolidated
Access and service	$289,755	$234,849
Value-added services	34,392	28,225
Total revenues	$324,147	$263,074

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue Sources

We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and satellite; IP-based voice; and high-speed data networks for small and medium-sized businesses and communications carriers) and value-added services (including ancillary services sold as an add-on feature to our services, search and advertising). We earn revenues primarily from monthly fees charged to customers for services. We also earn revenues from usage fees; installation fees; termination fees; and fees for equipment used to access our services. Total revenues were $324.1 million and $263.1 million during the three months ended March 31, 2007 and 2008, respectively. Our traditional, premium-priced narrowband revenues have been declining due to the maturity of this service. In addition, our revenues declined over the past year due to a change in our business strategy to reduce sales and marketing activities which resulted in adding customers that did not provide an acceptable rate of return or that had a pattern of early life churn.

Business Strategy and Risks

In response to declining revenues, changes in our industry and changes in consumer behavior, we completed a comprehensive review of our core access services during the latter half of 2007. We also reviewed each of our prior growth initiatives to evaluate whether these initiatives were complementary to our long-term strategy and allowed us to maximize shareholder value. As a result of these reviews, we implemented a restructuring plan (“the 2007 Plan”) to reduce operating costs and improve the efficiency of our organization. Under the 2007 Plan, we significantly reduced employees, closed or consolidated certain facilities, discontinued certain projects and reduced sales and marketing efforts. For our core access services, we reduced the back-office cost structure and reduced sales and marketing efforts aimed at customers that had high acquisition costs and early life churn. For our IP-based voice and business services, we significantly reduced the cost structure. For our municipal wireless broadband operations, we concluded that the operations were no longer consistent with our strategic direction and we have committed to a plan to divest our municipal wireless broadband assets. Finally, we decided to discontinue further investments in HELIO, our joint venture with SK Telecom Co., Ltd. (“SK Telecom”), and entered into amended and restated joint venture agreements with SK Telecom to eliminate any future requirement to invest in HELIO.

Our current business focus is the following:

•                  Operational Efficiency. We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. In addition to implementing our corporate restructuring plan which reduced back-office support costs and subscriber acquisition costs, we are focused on delivering our services more cost effectively by reducing and more efficiently handling the number of calls to contact centers, managing cost effective outsourcing opportunities and streamlining our internal processes and operations.

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

The primary challenges we face in executing our business strategy are responding to competition, reducing churn, maintaining profitability in our access services and purchasing cost-effective wholesale broadband access. The factors we believe are instrumental to the achievement of our goals and targets, including the factors identified above, may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the factors identified above, that the achievement or existence of such factors will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

First Quarter 2008 Highlights

Total revenues decreased during the three months ended March 31, 2008 compared to the prior year period. In addition, our subscriber base decreased from approximately 5.3 million paying subscribers as of March 31, 2007 to approximately 3.6 million paying subscribers as of March 31, 2008. The decrease in paying subscribers was primarily due to the removal of approximately 753,000 wholesale broadband subscribers under our marketing relationship with Embarq Corporation (“Embarq”), a decrease in premium narrowband subscribers and a decrease in PeoplePC value-priced narrowband subscribers. Overall operating expenses decreased during the three months ended March 31, 2008 compared to the prior year period primarily due to cost savings realized as a result of our 2007 corporate restructuring plan and a decrease in costs to acquire and support new subscribers. We recognized net income of $54.4 million during the three months ended March 31, 2008 compared to a net loss of $30.0 million during the three months ended March 31, 2007. This was due to the decrease in total operating costs and expenses and a decrease in net losses of HELIO, as we discontinued recording equity method losses during 2007. These improvements were partially offset by the decrease in revenues and an increase in our income tax provision.

Looking Ahead

We expect total revenues to continue to decrease as we reduce sales and marketing efforts aimed at customers that have a high acquisition cost and early life churn. However, we expect overall profits to increase in 2008 compared to the prior year as the benefits realized from our corporate restructuring plan, the decreased sales and marketing activities, the decreased support costs and the decrease in loss from equity affiliate more than offset our decline in revenues.

Joint Venture

We have a joint venture with SK Telecom, HELIO. HELIO is a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services in April 2006. As of March 31, 2008, we had an approximate 29% economic ownership interest and 30% voting interest in HELIO, while SK Telecom had an approximate 67% economic ownership interest and 70% voting interest in HELIO. We currently have no plans to make further investments in HELIO.

Marketing Alliance

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 30 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of March 31, 2008, more than 40% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	December 31,	March 31,
	2007	2007	2008
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,208,000	2,624,000	2,368,000
Broadband access subscribers (b)	1,847,000	1,059,000	1,026,000
Total consumer services	5,055,000	3,683,000	3,394,000
Business Services
Narrowband access subscribers	36,000	27,000	25,000
Broadband access subscribers	69,000	66,000	65,000
Web hosting accounts	109,000	100,000	97,000
Total business services	214,000	193,000	187,000
Total subscriber count at end of period	5,269,000	3,876,000	3,581,000

	Three Months Ended March 31,
	2007	2008
Subscriber Activity
Subscribers at beginning of period	5,313,000	3,876,000
Gross organic subscriber additions	668,000	253,000
Churn	(712,000)	(548,000)
Subscribers at end of period	5,269,000	3,581,000

Churn rate (c)	4.5%	4.9%

Consumer Services Data
Average subscribers (d)	5,085,000	3,538,000
ARPU (e)	$18.13	$20.38
Churn rate (c)	4.6%	5.0%

Business Services Data
Average subscribers (d)	217,000	190,000
ARPU (e)	$73.32	$81.88
Churn rate (c)	2.7%	2.7%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2007	2008	$ Change	% Change
	(dollars in thousands)

Revenues	$324,147	$263,074	(61,073)	-19%

Operating costs and expenses:
Service and equipment costs	109,791	96,792	(12,999)	-12%
Sales incentives	4,604	759	(3,845)	-84%
Total cost of revenues	114,395	97,551	(16,844)	-15%

Sales and marketing	99,269	30,916	(68,353)	-69%
Operations and customer support	60,072	39,224	(20,848)	-35%
General and administrative	43,261	24,926	(18,335)	-42%
Amortization of intangible assets	3,496	4,013	517	15%
Facility exit, restructuring and other costs	—	1,030	1,030	*
Total operating costs and expenses	320,493	197,660	(122,833)	-38%

Income from operations	3,654	65,414	61,760	*
Net losses of equity affiliate	(29,346)	—	29,346	-100%
Interest income and other, net	3,503	1,616	(1,887)	-54%
Income (loss) from continuing operations before income taxes	(22,189)	67,030	89,219	*
Income tax provision	(169)	(9,274)	(9,105)	*
Income (loss) from continuing operations	(22,358)	57,756	80,114	*
Loss from discontinued operations	(7,604)	(3,392)	4,212	-55%
Net income (loss)	$(29,962)	$54,364	$84,326	*

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

The following tables set forth segment data for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$276,393	$216,344	$(60,049)	-22%
Cost of revenues	84,353	71,173	(13,180)	-16%
Gross margin	192,040	145,171	(46,869)	-24%
Direct segment operating expenses	159,333	61,001	(98,332)	-62%
Segment operating income	$32,707	$84,170	$51,463	157%

Business Services
Revenues	$47,754	$46,730	$(1,024)	-2%
Cost of revenues	30,042	26,378	(3,664)	-12%
Gross margin	17,712	20,352	2,640	15%
Direct segment operating expenses	16,668	14,871	(1,797)	-11%
Segment operating income	$1,044	$5,481	$4,437	425%

Consolidated
Revenues	$324,147	$263,074	$(61,073)	-19%
Cost of revenues	114,395	97,551	(16,844)	-15%
Gross margin	209,752	165,523	(44,229)	-21%
Direct segment operating expenses	176,001	75,872	(100,129)	-57%
Segment operating income	33,751	89,651	55,900	166%
Stock-based compensation expense	7,880	5,152	(2,728)	-35%
Amortization of intangible assets	3,496	4,013	517	15%
Facility exit, restructuring and other costs	—	1,030	1,030	*
Other operating expenses	18,721	14,042	(4,679)	-25%
Income from operations	$3,654	$65,414	$61,760	*

* denotes percentage is not meaningful

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$242,800	$188,971	$(53,829)	-22%
Value-added services	33,593	27,373	(6,220)	-19%
Total revenues	$276,393	$216,344	$(60,049)	-22%

Business Services
Access and service	$46,955	$45,878	$(1,077)	-2%
Value-added services	799	852	53	7%
Total revenues	$47,754	$46,730	$(1,024)	-2%

Consolidated
Access and service	$289,755	$234,849	$(54,906)	-19%
Value-added services	34,392	28,225	(6,167)	-18%
Total revenues	$324,147	$263,074	$(61,073)	-19%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and satellite; IP-based voice; and fees charged for high-speed data networks to small and medium-sized businesses and communications carriers); and web hosting services. We also earn revenues from value-added services, which include search, advertising and ancillary services sold as add-on features to our access services. Total revenues decreased from $324.1 million during the three months ended March 31, 2007 to $263.1 million during the three months ended March 31, 2008. This was comprised of a $60.0 million decrease in consumer services revenue and a $1.0 million decrease in business services revenue.

The decrease in consumer services revenue was primarily attributable to a decrease in average consumer subscribers, which were approximately 5.1 million and 3.5 million during the three months ended March 31, 2007 and 2008, respectively. The decrease was driven primarily by the removal of 753,000 Embarq subscribers in April 2007, a decrease in average premium narrowband subscribers and a decrease in average value-priced narrowband subscribers. The decrease in business services revenue was attributable to a decrease in average business subscribers, offset by an increase in business services ARPU.

Consumer services revenue

Access and service. Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased from $242.8 million during the three months ended March 31, 2007 to $189.0 million during the three months ended March 31, 2008.  The decrease in consumer access and service revenues was primarily due to a decrease in average consumer access and service subscribers.

Average consumer access and service subscribers decreased largely due to the removal of 753,000 Embarq subscribers from our subscriber count effective April 2007. We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation’s local communications business. The relationship provided that EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. Effective April 2007, we removed approximately 753,000 wholesale broadband subscribers under the marketing relationship from our broadband subscriber count and total subscriber count.

Average consumer access and service subscribers also decreased due to a decrease in premium narrowband subscribers resulting from the continued maturing and ongoing competitiveness of the market for narrowband Internet access and a decrease in average value-priced narrowband subscribers resulting from the change in our business strategy. During the three months ended March 31, 2008, we reduced sales and marketing efforts that resulted in adding customers that did not provide and acceptable rate of return or that had a pattern of early life churn. We are focusing efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. We expect our consumer access and service subscriber base to continue to decrease due to the continued maturation of the market for premium narrowband access and due to the change in our business strategy. However, as our customers become more tenured, we expect our churn rates to decline.

Consumer access and service ARPU increased from $18.13 during the three months ended March 31, 2007 to $20.38 during the three months ended March 31, 2008. ARPU depends on a variety of factors, including changes in the mix of customers and their related pricing plans; the use of promotions and discounted pricing plans to obtain or retain subscribers; increases or decreases in the prices of our existing services; and the addition of new services. We currently offer several consumer access services at different price plans, and we provide services through retail and wholesale relationships. All of these have an effect on our overall ARPU.

The increase in consumer access and service ARPU was primarily due to an increase in broadband access and service ARPU. The increase in broadband access and service ARPU during the three months ended March 31, 2008 compared to the prior year was primarily due to a shift in the mix of our broadband customer base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers and an increase in our voice subscribers. Offsetting this increase was general declines in retail DSL prices introduced as a result of declines in costs from our DSL service providers.

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

Value-added services revenues decreased from $33.6 million the three months ended March 31, 2007 to $27.4 million during the three months ended March 31, 2008. The decrease over the prior year period was due primarily to a decrease in search advertising revenues resulting from the decline in average consumer services subscribers and a decrease in partnership advertising revenues.  Offsetting these decreases was an increase in sales of security products, anti-spam products and premium mail products.

Business services revenue

The primary component of business services revenues is access and service revenues. Business access and service revenues consist of retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable, satellite and dedicated circuit services; fees charged for high-speed data networks for small and medium-sized businesses; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and web hosting. We earn web hosting revenues by leasing server space and providing web services to individuals and businesses wishing to have a web or e-commerce presence on the Internet.

Business access and service revenues decreased from $47.0 million during the three months ended March 31, 2007 to $45.9 million during the three months ended March 31, 2008. The decrease was primarily due to a decrease in average business access and service subscribers, driven by a decrease in average in web hosting accounts and business narrowband customers. This decrease was offset by an increase in business access and service ARPU, which was driven by New Edge.

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

Cost of revenues

Service and equipment costs are the primary component of our cost of revenues and consist of telecommunications fees, set-up fees, network equipment costs incurred to provide our Internet access services, depreciation of our network equipment and surcharges due to regulatory agencies. Service and equipment costs also include the cost of Internet appliances. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc., and our largest providers of broadband connectivity are Covad Communications Group, Inc. (“Covad”) and Time Warner Cable. We also do lesser amounts of business with a wide variety of local, regional and other national providers. We purchase broadband access from Incumbent Local Exchange Carriers, Competitive Local Exchange Carriers and cable providers. Cost of revenues also includes sales incentives. We offer sales incentives such as free modems and Internet access on a trial basis.

Total cost of revenues decreased 15% from $114.4 million during the three months ended March 31, 2007 to $97.6 million during the three months ended March 31, 2008. The decrease during the three months ended March 31, 2008 compared to the prior year period was comprised of a $13.2 million decrease in consumer services cost of revenues and a $3.7 million decrease in business services cost of revenues. Consumer services cost of revenues decreased due to the decline in average consumer services subscribers and a decrease in sales incentives due to a decrease in gross subscriber additions as we reduced our sales and marketing activities during the period. Business services cost of revenues decreased due to the decrease in average business services subscribers and a decrease in average monthly costs per subscriber, primarily as a result of a decrease in New Edge cost of revenues due to more favorable agreements with telecommunications service providers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire subscribers. Sales and marketing expenses decreased 69% from $99.3 million during the three months ended March 31, 2007 to $30.9 million during the three months ended March 31, 2008. This decrease consisted primarily of a decrease in consumer services sales and marketing expenses as we decreased spending aimed at customers that had high acquisition costs and early life churn and as we realized benefits from the 2007 Plan. We expect to continue to realize benefits during the remainder of 2008 as we continue to scale back sales and marketing efforts in connection with our refocused strategy.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 35% from $60.1 million during the three months ended March 31, 2007 to $39.2 million during the three months ended March 31, 2008. The decrease was attributable to benefits realized as a result of our corporate restructuring plan and our efforts to reduce our back-office cost structure. In addition, we experienced a decrease in call volumes for customer service and technical support as our subscriber base has decreased and become more tenured. The decrease in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor, professional fees and occupancy costs. We expect operations and customer support expenses to continue to decrease in 2008 as a result of the 2007 Plan and our refocused strategy.

General and administrative

General and administrative expenses consist of fully burdened costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections and bad debt. General and administrative expenses decreased 42% from $43.3 million during the three months ended March 31, 2007 to $24.9 million during the three months ended March 31, 2008.  The decrease was attributable to benefits realized as a result of our corporate restructuring plan and our efforts to reduce our back-office cost structure. The decrease in general and administrative expenses consisted of decreases in personnel-related costs, stock-based compensation expense and professional and legal fees. In addition, bad debt and payment processing decreased as a result of the decrease in our overall subscriber base. We expect general and administrative expenses to continue to decrease in 2008 compared to the prior year as a result of the 2007 Plan.

Included in general and administrative expenses during the three months ended March 31, 2007 was $6.4 million of cash and non-cash compensation expense related to the death of our former Chief Executive Officer, Charles G. Betty, on January 2, 2007. This compensation expense included $3.5 million of stock-based compensation expense related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units, $1.4 million of stock-based compensation expense related to the extension of the exercise period for Mr. Betty’s stock options and $1.5 million of compensation expense for a payment to Mr. Betty’s estate in accordance with his employment agreement.

Stock-based compensation expense

Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Sales and marketing	$710	$1,534
Operations and customer support	1,396	2,536
General and administrative	5,774	1,082
	$7,880	$5,152

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets was $3.5 million and $4.0 million during the three months ended

March 31, 2007 and 2008, respectively. The increase in amortization of intangible assets during the three months ended March 31, 2008 compared to the prior year period was primarily due to amortization of identifiable definite lived intangible assets resulting from acquisitions of subscriber bases from ISPs over the past year.

Facility exit, restructuring and other costs

In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and are consolidating our office facilities in Atlanta, Georgia and Pasadena, California. The Plan was primarily implemented during the latter half of 2007 and is expected to be completed during 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $1.1 million during the three months ended March 31, 2008, including $0.4 million for severance and personnel-related costs; $0.3 million for non-cash asset impairments; and $0.4 million for other associated costs.

Management continues to evaluate our businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit, restructuring and other costs. Facility exit, restructuring and other costs during the three months ended March 31, 2008 also included a $0.1 million reduction to facility exit, restructuring and other costs as a result of changes in estimates for restructuring plans implemented during the years ended December 31, 2003 and 2004 (“Legacy Plans”).

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

Net losses of equity affiliate for the three months ended March 31, 2007 of $29.3 million included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. During the year ended December 31, 2007, we stopped recording additional net losses of equity affiliate because the carrying value of our investments in HELIO were reduced to zero, and we are not committed to provide further financial support. As a result, we did not record any net losses of equity affiliate during the three months ended March 31, 2008 and we do not expect to record net losses of equity affiliate for the foreseeable future.

Interest income and other, net

Interest income and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on our Covad investment; interest expense incurred on our Convertible Senior Notes due November 15, 2026; and other miscellaneous income and expense items. Interest income and other, net, decreased from $3.5 million during the three months ended March 31, 2007 to $1.6 million during the three months ended March 31, 2008. This was primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities due to lower investment yields and a decrease in our average cash and marketable securities balance. Our average cash and marketable securities balance decreased over the past year due to cash payments resulting from the 2007 Plan, share repurchases and investments in HELIO.

Provision for income taxes

We have recorded income taxes during the three months ended March 31, 2008 based on management’s current annual operating expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

We continue to maintain a full valuation allowance against our unrealized deferred tax assets, which include net operating loss carryforwards.  We may recognize deferred tax assets in future periods when they are determined to be more likely than not realizable. To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Loss from discontinued operations

                Loss from discontinued operations for the three months ended March 31, 2007 and 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the sale of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment.

Subsequent to March 31, 2008, we reached agreements with the cities of Corpus Christi, TX and Milpitas, CA to transfer ownership of our municipal wireless broadband networks to those respective cities in exchange for releasing us from our existing network agreements.  Additionally, we plan to terminate our municipal wireless broadband service in New Orleans, LA and remove our network from the market.

                In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $1.9 million charge during the three months ended March 31, 2008 to adjust the carrying value of the long-lived assets to their fair value less estimated costs to sell.  These charges are reflected within loss from discontinued operations.

The following table presents summarized results of operations related to our discontinued operations for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)

Revenues	$259	$737
Operating costs and expenses	(7,863)	(2,180)
Impairment charges	—	(1,949)
Loss from discontinued operations	$(7,604)	$(3,392)

Facility Exit and Restructuring Costs

2007 Plan.  We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the three months ended March 31, 2008, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165
Accruals	367	—	286	440	1,093
Payments	(11,462)	(1,179)	—	(185)	(12,826)
Non-cash charges	—	—	(286)	—	(286)
Balance as of March 31, 2008	$946	$14,945	$—	$255	$16,146

Legacy Plans. As of March 31, 2008, we had $2.4 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)

Net income (loss)	$(29,962)	$54,364
Non-cash items	50,450	25,260
Changes in working capital	(21,881)	(37,891)
Net cash (used in) provided by operating activities	$(1,393)	$41,733

Net cash (used in) provided by investing activities	$(51,015)	$32,724

Net cash provided by (used in) financing activities	$2,763	$(7,327)

Operating activities

Net cash provided by operating activities increased during the three months ended March 31, 2008 compared to the prior year period primarily due to a decrease in operating costs and expenses as we realized benefits from our 2007 corporate restructuring plan and a decrease in costs to acquire and support new customers. In addition, cash provided by operating activities was negatively impacted during the three months ended March 31, 2007 due to spending for our prior growth initiatives.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain (loss) on investments in other companies, net. Non-cash items decreased during the three months ended March 31, 2008 compared to the prior year period due to decreases in net losses of equity affiliate, stock-based compensation expense and depreciation expense. These decreases were offset by an increase in deferred income taxes.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the three months ended March 31, 2008 compared to the prior year period primarily due to cash payments resulting of our 2007 corporate restructuring plan.

Investing activities

Our investing activities used cash of $51.0 million during the three months ended March 31, 2007. This consisted primarily of $22.2 million of purchases of investments in marketable securities, net of sales and maturities, our $13.5 million scheduled contribution to HELIO and $13.3 million of capital expenditures, primarily associated with network and technology center related projects. Our investing activities provided cash of $32.7 million during the three months ended March 31, 2008, which consisted primarily of sales and maturities of investments in marketable securities, net of purchases.

Financing activities

Our financing activities provided cash of $2.8 million during the three months ended March 31, 2007, which primarily consisted of proceeds from the exercise of stock options. Our financing activities used cash of $7.3 million during the three months ended March 31, 2008. This consisted primarily of $9.1 million used to repurchase 1.3 million shares of our common stock, offset by $1.9 million of proceeds from the exercise of stock options

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2008, we had utilized approximately $558.2 million pursuant to the authorizations and had $191.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets of approximately $406.9 million, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to use and invest cash during the year ending December 31, 2008 for a number of reasons. We expect to continue to use cash to acquire and retain new and existing subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay the remaining severance and related benefits to employees terminated in connection with our restructuring plan and to pay real estate obligations associated with facilities exited in our restructuring plan. We may also incur costs to exit our municipal wireless broadband operations. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. Finally, we may also use cash to repurchase common stock under our existing share repurchase program.

Our cash requirements depend on numerous factors, including the pricing of our access services our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources used for our sales and marketing activities, among others.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. As of March 31, 2008, we had $240.9 million in cash and cash equivalents. In addition, we held short- and long-term investments in marketable securities valued at $7.1 million and $72.0 million, respectively. Short-term investments in marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

As of March 31, 2008, $55.1 million of our long-term investments in marketable securities were auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies. The higher education securities are secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. During the three months ended March 31, 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. We may not be able to access these funds until a successful auction occurs or until the final maturity of the underlying notes. In addition, while all of our auction rate securities are currently rated AAA, if the auctions continue to fail or if the credit ratings on the securities deteriorate, we may in the future be required to record an other-than-temporary impairment charge on these investments. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

As of March 31, 2008, our investments in other companies included 6.1 million shares of Covad common stock and $50.6 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the “Covad Notes”), which includes accrued and unpaid interest. In April 2008, Platinum Equity, LLC completed a transaction in which all outstanding shares of Covad were acquired. As a result, in April 2008, we received cash of $50.8 million for the aggregate principal amount of the Covad Notes held by us plus accrued interest. We expect to receive cash of $6.3 million for the 6.1 million shares of common stock in May 2008.

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

Related Party Transactions

HELIO

EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO billing and other support services in exchange for management fees. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three months ended March 31, 2007 and 2008, fees received for services provided to HELIO were $0.5 million and $0.4 million, respectively.

We purchase wireless Internet access devices and services from HELIO. During the three months ended March 31, 2007 and 2008, fees paid for products and services received from HELIO were $0.2 million and $0.1 million, respectively.

As of December 31, 2007 and March 31, 2008, we had accounts receivable from HELIO of approximately $0.2 million and $0.1 million, respectively.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that changes to our business strategy will reduce our revenues; (2) that the continued decline of our consumer access services revenues could adversely affect our profitability; (3) that prices for certain of our consumer access services have been decreasing, which could adversely affect our revenues and profitability; (4) that our corporate restructuring plan announced in August 2007 might have a negative effect on our efforts to maintain our subscribers and our relationships with our business partners; (5) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges including incurring facility exit and restructuring charges; (6) that we face significant competition which could reduce our market share and reduce our profitability; (7) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (8) that we may not be able to successfully manage the costs associated with delivering our broadband services, which could adversely affect our results of operations; (9) that companies may not provide access to us on a wholesale basis or on reasonable terms or prices, which could cause our operating results to suffer; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to retain or increase our subscriber base; (12) that our business may suffer if third parties used for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (13) that service interruptions or impediments could harm our business; (14) that government regulations could adversely affect our business or force us to change our business practices; (15) that we may not be able to protect our proprietary technologies; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (18) that our business depends on the continued development of effective business support systems, processes and personnel; (19) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (20) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (21) that we may incur additional losses related to our municipal wireless broadband operations; (22)

that we may not realize the benefits we sought from our investments in the HELIO joint venture; (23) that the use of our net operating losses and certain other tax attributes could be limited in the future; (24) that our stock price has been volatile historically and may continue to be volatile; (25) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (26) that the convertible notes hedge and warrant transactions may affect the value of our common stock; and (27) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007, other than those discussed below.

Auction Rate Securities

The Company is exposed to risk with respect to its auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. These securities are issued by various state regulated higher education agencies. The securities are predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. During the three months ended March 31, 2008, the Company’s auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. The Company may not be able to access these funds until a successful auction occurs or until the final maturity of the underlying notes.

Due to the lack of availability of observable market quotes, the fair values of the Company’s auction rate securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing and value of expected future cash flows.  As a result of temporary declines in the fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $2.7 million as of March 31, 2008 to reduce the cost basis of $57.8 million to the estimated fair value of $55.1 million. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment. While all of the Company’s auction rate securities are currently rated AAA, if the market does not recover or if the credit ratings on the securities deteriorate, it may in the future be required to record an other-than-temporary impairment charge on these investments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2008 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2008	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
January 1 through January 31	1,285	$7.10	1,285	$191,839
February 1 through February 29	—	—	—	191,839
March 1 through March 31	—	—	—	191,839
Total	1,285		1,285

(1)  Since the inception of the share repurchase program (“Repurchase Program”), the Board of Directors has authorized a total of $750.0 million for the repurchase of our common stock. The Board of Directors has also approved repurchasing common stock pursuant to plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The Repurchase Program does not require EarthLink to acquire any specific number of shares and may be terminated at any time.

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

EARTHLINK, INC.

Date:	May 2, 2008	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	May 2, 2008	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial and accounting officer)