Form 10-Q
period 2008-09-30
EARTHLINK INC
filed 2008-10-31
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

As of October 29, 2008, 108,362,551 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,827	$432,539
Investments in marketable securities	93,204	—
Accounts receivable, net of allowance of $6,422 and $4,486 as of December 31, 2007 and September 30, 2008, respectively	41,483	28,198
Prepaid expenses	7,747	7,603
Current assets of discontinued operations	6,744	1,076
Other current assets	12,999	14,800
Total current assets	336,004	484,216
Long-term investments in marketable securities	21,564	52,428
Property and equipment, net	57,300	42,911
Investments in other companies	62,923	14,129
Purchased intangible assets, net	46,276	36,581
Goodwill	202,277	186,066
Other long-term assets	8,149	6,391
Total assets	$734,493	$822,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,808	$14,875
Accrued payroll and related expenses	32,055	29,810
Other accounts payable and accrued liabilities	66,930	51,141
Current liabilities of discontinued operations	15,930	372
Deferred revenue	44,626	36,097
Total current liabilities	188,349	132,295

Long-term debt	258,750	258,750
Other long-term liabilities	25,921	19,896
Total liabilities	473,020	410,941

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007 and September 30, 2008	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 186,490 and 188,104 shares issued as of December 31, 2007 and September 30, 2008, respectively, and 110,547 and 108,356 shares outstanding as of December 31, 2007 and September 30, 2008, respectively	1,865	1,881
Additional paid-in capital	2,047,268	2,071,033
Accumulated deficit	(1,184,119)	(1,021,743)
Treasury stock, at cost, 75,943 and 79,748 shares as of December 31, 2007 and September 30, 2008, respectively	(602,564)	(634,420)
Unrealized losses on investments	(977)	(4,970)
Total stockholders’ equity	261,473	411,781
Total liabilities and stockholders’ equity	$734,493	$822,722

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands, except per share data)
	(unaudited)

Revenues	$297,992	$230,831	$934,005	$739,508

Operating costs and expenses:
Service and equipment costs	105,954	86,917	324,344	275,626
Sales incentives	3,801	699	13,515	2,029
Total cost of revenues	109,755	87,616	337,859	277,655

Sales and marketing	71,584	22,191	246,653	78,913
Operations and customer support	54,561	34,048	174,525	106,914
General and administrative	28,652	23,316	101,344	72,010
Amortization of intangible assets	3,836	3,153	10,874	11,153
Facility exit, restructuring and other costs	34,162	1,078	34,162	4,169
Total operating costs and expenses	302,550	171,402	905,417	550,814

Income (loss) from operations	(4,558)	59,429	28,588	188,694
Net losses of equity affiliate	(41,895)	—	(111,295)	—
Gain (loss) on investments in other companies, net	(5,810)	4,352	(5,600)	5,677
Interest income (expense) and other, net	4,182	(490)	11,282	366
Income (loss) from continuing operations before income taxes	(48,081)	63,291	(77,025)	194,737
Income tax benefit (provision)	30	(7,924)	(365)	(23,923)
Income (loss) from continuing operations	(48,051)	55,367	(77,390)	170,814
Loss from discontinued operations, net of tax	(31,330)	(681)	(48,243)	(8,438)
Net income (loss)	$(79,381)	$54,686	$(125,633)	$162,376

Basic net income (loss) per share
Continuing operations	$(0.39)	$0.50	$(0.63)	$1.55
Discontinued operations	(0.26)	(0.01)	(0.39)	(0.08)
Basic net income (loss) per share	$(0.65)	$0.50	$(1.02)	$1.48
Basic weighted average common shares outstanding	121,864	110,153	122,772	109,895

Diluted net income (loss) per share
Continuing operations	$(0.39)	$0.49	$(0.63)	$1.53
Discontinued operations	(0.26)	(0.01)	(0.39)	(0.08)
Diluted net income (loss) per share	$(0.65)	$0.49	$(1.02)	$1.46
Diluted weighted average common shares outstanding	121,864	112,039	122,772	111,534

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2008
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(125,633)	$162,376
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	40,803	29,388
Loss on disposals and impairments of fixed assets	15,054	6,255
Net losses of equity affiliate	111,295	—
Loss (gain) on investments in other companies, net	5,600	(5,677)
Stock-based compensation	15,138	14,319
Income taxes	206	15,968
Other adjustments	(51)	—
(Increase) decrease in accounts receivable, net	(1,588)	13,269
Decrease (increase) in prepaid expenses and other assets	442	(6,466)
Decrease in accounts payable and accrued and other liabilities	(976)	(45,491)
Decrease in deferred revenue	(5,797)	(9,364)
Net cash provided by operating activities	54,493	174,577

Cash flows from investing activities:
Purchases of property and equipment	(42,317)	(3,877)
Purchases of subscriber bases	(6,501)	(880)
Proceeds from sales of fixed assets	36	—
Investments in marketable securities:
Purchases	(337,835)	(53,027)
Sales and maturities	335,701	109,929
Investments in and net advances to/from equity affiliate	(48,913)	65
Proceeds received from investments in other companies	1,417	57,070
Net cash (used in) provided by investing activities	(98,412)	109,280

Cash flows from financing activities:
Principal payments under capital lease obligations	(149)	(2,698)
Proceeds from exercises of stock options and other	5,676	7,985
Repurchases of common stock	(24,972)	(31,857)
Other financing activities	—	1,425
Net cash used in financing activities	(19,445)	(25,145)

Net (decrease) increase in cash and cash equivalents	(63,364)	258,712
Cash and cash equivalents, beginning of period	158,369	173,827
Cash and cash equivalents, end of period	$95,005	$432,539

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

2.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2007 and 2008 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2008.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Recently Issued Accounting Pronouncements

In May 2008, Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 will affect the accounting for the Company’s Convertible Senior Notes due November 15, 2026, which were issued in November 2006, and will result in increased non-cash interest expense. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

Also in May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands, except per share data)

Numerator
Income from continuing operations	$55,367	$170,814
Loss from discontinued operations	(681)	(8,438)
Net income	$54,686	$162,376

Denominator
Basic weighted average common shares outstanding	110,153	109,895
Dilutive effect of Common Stock Equivalents	1,886	1,639
Diluted weighted average common shares outstanding	112,039	111,534

Basic net income per share
Continuing operations	$0.50	$1.55
Discontinued operations	(0.01)	(0.08)
Basic net income per share	$0.50	$1.48

Diluted net income per share
Continuing operations	$0.49	$1.53
Discontinued operations	(0.01)	(0.08)
Diluted net income per share	$0.49	$1.46

During the three and nine months ended September 30, 2008, approximately 8.0 million and 8.7 million, respectively, options and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the period. Approximately 28.4 million shares that underlie the Company’s convertible debt instruments were also excluded from the calculation of diluted EPS because the exercise price exceeded the Company’s average stock price during the period. These securities could be dilutive in future periods.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the three and nine months ended September 30, 2007 because such inclusion would have an anti-dilutive effect due to the Company’s net loss. As of September 30, 2007, the Company had 19.9 million options outstanding, 2.4 million restricted stock units outstanding and 28.5 million warrants outstanding.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

4.  Facility Exit, Restructuring and Other Costs

Facility exit, restructuring and other costs consisted of the following during the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)

2007 Restructuring Plan	$34,162	$1,159	$34,162	$4,421
Legacy Restructuring Plans	—	(81)	—	(252)
	$34,162	$1,078	$34,162	$4,169

2007 Restructuring Plan

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and is consolidating its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and is expected to be completed during 2008. In connection with the 2007 Plan, the Company expects to record total costs of approximately $76.0 to $83.0 million, including $31.0 million for severance and personnel-related costs, $17.0 to $22.0 million for lease termination and facilities-related costs, $26.0 to $28.0 million for non-cash asset impairments and $2.0 million for other associated costs.

The following table summarizes facility exit and restructuring costs during the three and nine months ended September 30, 2008 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as facility exit, restructuring and other costs in the Condensed Consolidated Statement of Operations.

			Cumulative
	Three Months	Nine Months	Costs
	Ended	Ended	Incurred
	September 30, 2008	September 30, 2008	To Date
	(in thousands)

Severance and personnel-related costs	$—	$474	$30,777
Lease termination and facilities-related costs	1,347	3,352	15,568
Non-cash asset impairments	201	514	21,135
Other associated costs	(389)	81	1,212
	$1,159	$4,421	$68,692

Management continues to evaluate EarthLink’s business and, therefore, may have supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes activity for the liability balances associated with the 2007 Plan for the nine months ended September 30, 2008, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165
Accruals	474	3,352	514	81	4,421
Payments	(12,502)	(4,638)	—	(81)	(17,221)
Non-cash charges	—	1,062	(514)	—	548
Balance as of September 30, 2008	$13	$15,900	$—	$—	$15,913

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accounts payable and accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of September 30, 2008, approximately $5.2 million associated with the 2007 Plan was classified as other accounts payable and accrued liabilities and $10.7 million was classified as other long-term liabilities.

Legacy Restructuring Plans

EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs for legacy restructuring plans based on currently-available information. Such adjustments are included as facility exit, restructuring and other costs in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2008, EarthLink recorded $0.1 million and $0.3 million, respectively, in reductions to facility exit, restructuring and other costs as a result of changes in estimates for legacy restructuring plans.

5.  Discontinued Operations

In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company’s strategic direction and the Company’s Board of Directors authorized management to pursue the divestiture of the Company’s municipal wireless broadband assets. During the nine months ended September 30, 2008, the Company transferred its municipal wireless broadband networks to the cities of Corpus Christi, TX and Milpitas, CA in exchange for releasing the Company from its existing network agreements. The Company also transferred its municipal wireless broadband networks in the city of Philadelphia, PA to a local Philadelphia company. Additionally, the Company terminated its municipal wireless broadband service in New Orleans, LA and Anaheim, CA and removed its network equipment from those cities. As of September 30, 2008, the divestiture of the Company’s municipal wireless broadband assets was substantially complete.

The Company classified its municipal wireless broadband assets as held for sale in the Condensed Consolidated Balance Sheets and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented. The municipal wireless broadband results of operations were previously included in the Consumer Services segment.

The Company recorded impairment and other costs of $6.1 million during the nine months ended September 30, 2008 related to the municipal wireless broadband operations, including $2.6 million for non-cash asset impairments and other non-cash charges; $0.3 million for severance and personnel-related costs; and $3.2 million for other associated costs. These charges are reflected within discontinued operations in the Condensed Consolidated Statements of Operations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table presents summarized results of operations related to the Company’s discontinued operations for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)
Revenues	$771	$18	$1,368	$1,306
Operating costs and expenses	(11,443)	(842)	(28,953)	(4,534)
Impairment and other costs	(20,658)	(128)	(20,658)	(6,081)
Income tax benefit	—	271	—	871
Loss from discontinued operations, net of tax	$(31,330)	$(681)	$(48,243)	$(8,438)

The assets of discontinued operations as of December 31, 2007 consisted primarily of property and equipment and the liabilities of discontinued operations as of December 31, 2007 consisted primarily of accruals for purchases of property and equipment. As of September 30, 2008, the divestiture of the Company’s municipal wireless broadband assets was substantially complete and only a minimal amount of assets and liabilities of discontinued operations remained. Pursuant to SFAS No. 144, the assets as of December 31, 2007 and September 30, 2008 were reported at their estimated fair value less costs to sell and were no longer being depreciated.

6.  Investments

Investments in marketable securities

Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has invested in government agency notes, asset-backed debt securities (including auction rate securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. All investments with original maturities greater than 90 days are classified as investments in marketable securities. Investments in marketable securities with maturities less than one year from the balance sheet date are considered short-term investments in marketable securities. Investments in marketable securities with maturities greater than one year from the balance sheet date are considered long-term investments in marketable securities. Long-term investments in marketable securities as of September 30, 2008 also include investments in asset-backed, auction rate securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. These investments were included in short-term investments in marketable securities as of December 31, 2007.

The Company has classified all short- and long-term investments in marketable securities as available-for-sale. The Company may or may not hold its investments in marketable securities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells its investments in marketable securities prior to their stated maturities. Available for sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders’ equity and in total comprehensive income (loss). As of December 31, 2007, gross unrealized gains were $0.1 million and gross unrealized losses were nominal. As of September 30, 2008, gross unrealized losses were $5.3 million and there were no gross unrealized gains. The Company believes its gross unrealized losses are temporary impairments as management has the intent and ability to hold these investments until maturity or until the market price fully recovers, at which time the Company would expect to receive the amortized cost basis of the investments based on the underlying contractual arrangement.

As of September 30, 2008, the Company’s long-term investments in marketable securities included auction rate securities with a par value of $57.8 million and a fair value of $52.4 million. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

such securities. Accordingly, the Company began classifying these securities as long-term investments in marketable securities in the Condensed Consolidated Balance Sheet due to uncertainty surrounding the timing of a market recovery. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the United States Department of Education. As a result of temporary declines in the fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $5.3 million as of September 30, 2008. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy the Company’s auction rate securities at par plus accrued interest, until July 2, 2012.

Investments in other companies

Investments in other companies consisted of the following as of December 31, 2007 and September 30, 2008:

	As of	As of
	December 31,	September 30,
	2007	2008
	(in thousands)
Investments stated at fair value	$52,923	$4,829
Investments stated at cost	10,000	9,300
Total investments in other companies	$62,923	$14,129

The Company accounts for minority investments in other companies under the cost method of accounting and classifies investments in other companies which are publicly traded as available-for-sale securities. Accordingly, the Company adjusts the carrying values of those investments to market value through unrealized gains (losses) included in stockholders’ equity and accumulated other comprehensive income (loss). As of December 31, 2007, gross unrealized losses were $1.1 million and there were no gross unrealized gains. As of September 30, 2008, gross unrealized gains were $0.4 million and there were no gross unrealized losses.

The Company’s investments in other companies as of December 31, 2007 included $5.3 million for 6.1 million shares of Covad Communications Group, LLC (“Covad”) common stock and $47.5 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the “Covad Notes”), including accrued and unpaid interest. In April 2008, Platinum Equity, LLC acquired all outstanding shares of Covad. Upon closing of the transaction, a change of control of Covad occurred, resulting in Covad’s repurchase of all Covad Notes held by EarthLink at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. As a result, the Company received cash of $50.8 million for the aggregate principal amount of the Covad Notes plus accrued interest and received cash of $6.3 million for the 6.1 million shares of common stock. The Company recognized a gain of $2.0 million based on its cost basis of the Covad common stock, which was classified as gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2007, the Company received $1.2 million and $1.4 million in cash distributions, respectively, from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that has invested in domestic emerging Internet-related companies, which was classified as gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. During the three and nine months ended September 30, 2007, the Company recognized an impairment loss of $7.0 million and during the nine months ended September 30, 2008 the Company recognized an impairment loss of $0.7 million due to other-than-temporary declines of the value of its investments in other companies. These losses were classified within gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.

Investment in equity affiliate

The Company had a joint venture with SK Telecom Co., Ltd. (“SK Telecom”), HELIO. HELIO was a non-facilities-based mobile virtual network operator (“MVNO”) offering mobile communications services and handsets to U.S. consumers.  HELIO was formed in March 2005 and began offering its products and services in April 2006. As of December 31, 2007, EarthLink had an approximate 31% economic ownership interest and 33% voting interest in HELIO, while SK Telecom had an approximate 65% economic ownership interest and 67% voting interest in HELIO.

In August 2008, Virgin Mobile USA, Inc. (“Virgin Mobile”) acquired HELIO in exchange for limited partnership units equivalent to 13 million shares of Virgin Mobile common stock. EarthLink’s equity and debt investments in HELIO were exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result of the transaction, EarthLink recorded a gain of $4.4 million, which is included in gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.  EarthLink has an approximate 2% ownership interest in Virgin Mobile. The Company cannot exert significant influence over Virgin Mobile’s operating and financial policies and, as such, accounts for its investment in Virgin Mobile under the cost method of accounting and classifies the investment as available-for-sale.

Prior to the transaction with Virgin Mobile, the Company accounted for its investment in HELIO under the equity method of accounting because the Company was able to exert significant influence over HELIO’s operating and financial policies.  The Company had been recording its proportionate share of HELIO’s net loss in its Condensed Consolidated Statements of Operations and amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increased the carrying value of the Company’s investment and decreased the net losses of equity affiliate included in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2007, the Company recorded $41.9 million and $111.3 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments. During 2007, EarthLink discontinued recording additional net losses of equity affiliate because the carrying value of its investment in HELIO was reduced to zero.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

7.  Purchased Intangible Assets and Goodwill

Goodwill

During the nine months ended September 30, 2008, the carrying amount of goodwill decreased $16.2 million due to the utilization of net operating loss carryforwards acquired from OneMain.com, Inc., Cidco Incorporated, PeoplePC Inc. and New Edge Networks.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008:

	As of December 31, 2007			As of September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$118,702	$(79,763)	$38,939	$120,160	$(90,107)	$30,053
Software, technology and other	3,892	(3,161)	731	739	(589)	150
Trade names	—	—	—	1,521	(228)	1,293
	122,594	(82,924)	39,670	122,420	(90,924)	31,496
Intangible assets not subject to amortization:
Trade names	6,606	—	6,606	5,085	—	5,085
	$129,200	$(82,924)	$46,276	$127,505	$(90,924)	$36,581

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2008 represents the amortization of definite lived intangible assets.  The Company’s definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, certain trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite lived intangible assets consist of certain trade names. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of September 30, 2008, the weighted average amortization periods were 3.9 years for subscriber base assets and customer relationships, 3.3 years for software and technology and 5.0 years for trade names. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $3.2 million during the remaining three months in the year ending December 31, 2008 and $11.5 million, $8.0 million, $6.7 million and $2.1 million during the years ending December 31, 2009, 2010, 2011 and 2012, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

During the nine months ended September 30, 2008, the Company wrote-off fully amortized definite lived intangible assets, consisting of software and technology, with a gross carrying value and accumulated amortization of $3.2 million.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Long-Term Debt

In November 2006, the Company issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the “Notes”) in a registered offering. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year. The Notes rank as senior unsecured obligations of the Company.

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

As of December 31, 2007 and September 30, 2008, the fair value of the Notes was approximately $262.0 million and $274.1 million, respectively, based on the quoted market prices.

In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to reduce the potential dilution upon conversion of the Notes (collectively referred to as the “Call Spread Transactions”). In September 2008, the Company terminated the convertible note hedge and warrant agreements. See Note 9, “Stockholders’ Equity,” for more information on the Call Spread Transactions.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)
Net income (loss)	$(79,381)	$54,686	$(125,633)	$162,376
Net unrealized holding gains (losses) on investments	452	(1,190)	(3,235)	(2,214)
Reclassification adjustment for realized gains on certain investments	—	—	—	(1,779)
Total comprehensive income (loss)	$(78,929)	$53,496	$(128,868)	$158,383

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2008, the Company had $169.1 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 3.9 million of its common stock for $25.0 million during the nine months ended September 30, 2007 pursuant to its share repurchase program. The Company repurchased 3.8 million shares of its common stock for $31.9 million during the nine months ended September 30, 2008 pursuant to its share repurchase program, of which 2.5 million shares were repurchased upon termination of the convertible note hedge and warrant agreements, as more fully described below under “Call Spread Transactions.”

Call Spread Transactions

In connection with the issuance of the Notes (see Note 8, “Long-Term Debt”), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Notes.  The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company’s common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company’s common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. The Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital. As of December 31, 2007, the estimated fair value of the call options was $43.8 million and the estimated fair value of the warrants was $28.0 million.

In September 2008, the Company terminated its convertible note hedge and warrant agreements.  The Company received an aggregate payment from the counterparties to the agreements, which was recorded as additional paid-in capital. Upon termination of the agreements, the Company purchased approximately 2.5

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

million shares of common stock the counterparties held in hedge positions for approximately $22.7 million, based on the closing price of the EarthLink common stock on the purchase date.

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

Stock-based compensation expense under SFAS No. 123(R) was $4.3 million and $4.6 million during the three months ended September 30, 2007 and 2008, respectively, and $15.1 million and $14.3 million during the nine months ended September 30, 2007 and 2008, respectively.  In accordance with Staff Accounting Bulletin No. 107, the Company has classified stock-based compensation expense during the three and nine months ended September 30, 2007 and 2008 within the same operating expense line items as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted stock options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less and vest over terms of four to six years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant.

Deferred Compensation Plan

The Company’s Second Deferred Compensation Plan for Directors and Certain Key Employees permits members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors’ fees and bonuses. The cash consideration is converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units are converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2007 and September 30, 2008, approximately 43,000 and 24,000 phantom share units were outstanding, respectively.

Options Outstanding

The following table summarizes information concerning stock option activity as of and for the nine months ended September 30, 2008:

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2007	13,427	$10.69
Granted	164	7.73
Exercised	(1,162)	6.88
Forfeited and expired	(3,159)	13.05
Outstanding as of September 30, 2008	9,270	$10.31	5.9	$5,687
Vested and expected to vest as of September 30, 2008	8,606	$9.77	5.3	$4,945
Exercisable as of September 30, 2008	6,625	$11.32	5.0	$2,897

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2008 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2008. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.5 million and $1.7 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0.7 million and $2.2 million, respectively. The intrinsic value of stock options exercised represents the difference between the price of the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of September 30, 2008:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10		$6.86	853	5.4	$5.97	562	$5.84
6.90		7.25	917	8.3	6.97	282	6.96
7.31		7.31	1,500	8.7	7.31	700	7.31
7.32		9.01	1,281	6.4	8.54	974	8.74
9.23		9.64	961	5.5	9.51	588	9.54
10.06		10.06	853	2.0	10.06	853	10.06
10.36		11.38	1,590	6.5	10.57	1,366	10.57
11.45		48.61	1,315	2.7	21.03	1,300	21.14
$5.10	to	$48.61	9,270	5.9	$10.31	6,625	$11.32

Valuation Assumptions for Stock Options

The fair value of stock options granted during the nine months ended September 30, 2007 and 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2007	2008

Dividend yield	0%	0%
Expected volatility	39%	39%
Risk-free interest rate	4.81%	3.00%
Expected life	4.3 years	4.2 years

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2008 was $2.79 and $2.71, respectively.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the nine months ended September 30, 2008:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

Nonvested as of December 31, 2007	2,061,000	$7.17
Granted	3,564,000	7.20
Vested	(631,000)	7.27
Forfeited	(623,000)	7.16
Nonvested as of September 30, 2008	4,371,000	7.19

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2007 and 2008 was $6.92 and $7.20, respectively. As September 30, 2008, there was $21.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2008 was $2.5 million and $5.7 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

11. Income Taxes

EarthLink recorded an income tax provision from continuing operations of $7.9 million and $23.9 million during the three and nine months ended September 30, 2008, respectively. The income tax provision is based on management’s current expectations for the results of operations for the year ending December 31, 2008 in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.”

The major components of the income tax provision for the three and nine months ended September 30, 2007 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in millions)

Federal alternative minumum tax	$—	$1.0	$—	$3.4
State income tax	—	2.9	0.3	4.2
Other	—	—	—	(0.5)
Current provision	—	3.9	0.3	7.1

Deferred provision	—	4.0	0.1	16.8

Total	$—	$7.9	$0.4	$23.9

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

A discrete item has been recorded during the nine months ended September 30, 2008 for a change in valuation allowance resulting from a change in classification of an indefinite lived intangible asset to a definite lived intangible asset, corresponding to a decrease in the valuation allowance which resulted in a tax benefit of $0.5 million. The non-cash deferred tax provision has been recorded for estimated utilization of federal and state net operating loss carryforwards acquired from OneMain.com, Inc., Cidco Incorporated, PeoplePC Inc., and New Edge Networks.  The associated reduction in the valuation allowance due to the expected utilization of these acquired federal and state net operating losses has been recorded as a reduction to goodwill and not as a benefit to income taxes.  The current alternative minimum tax (“AMT”) liability is payable as a result of net operating loss carryforward limitations associated with the AMT calculation.

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

On January 1, 2007, EarthLink adopted Financial Interpretation (“FIN”) No. 48.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, as defined in FIN No. 48.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.  No adjustments were made to the FIN No. 48 liability during the quarter.

12.  Related Party Transactions

As a result of EarthLink’s ownership interest in HELIO, HELIO was considered a related party. In August 2008, Virgin Mobile acquired HELIO and EarthLink’s equity and debt investments in HELIO were exchanged for limited partnership units of Virgin Mobile. EarthLink and HELIO have a services agreement pursuant to which EarthLink provides HELIO billing and other support services in exchange for management fees. The service agreement will remain in effect through the remainder of 2008. The management fees were determined based on EarthLink’s costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to EarthLink depends on the extent to which HELIO utilizes EarthLink’s services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During the three months ended September 30, 2007 and 2008, fees received for services provided to HELIO were $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2008, fees received for services provided to HELIO were $1.3 million and $1.0 million, respectively.

As of December 31, 2007, the Company had accounts receivable from HELIO of approximately $0.2 million.

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

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, investments in marketable securities, including auction rate securities, and investments in other companies.

The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008:

		Fair Value Measurements as of September 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$427,594	$427,594	$—	$—
Auction rate securities	52,428	—	—	52,428
Investments in other companies	4,829	125	—	4,704
Total	$484,851	$427,719	$—	$57,132

Cash equivalents, auction rate securities and equity investments in other companies are measured at fair value.  Cash equivalents and equity investments in other companies that are valued using quoted market prices are classified within Level 1. Equity investments in other companies that are valued using unobservable inputs are classified as Level 3. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the assets and were developed based on the best information available. Investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company has consistently applied these valuation techniques in all periods presented.

The Company has invested in auction rate securities, which are more fully described in Note 6, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. The fair values of the Company’s auction rate securities as of September 30, 2008 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during the nine months ended September 30, 2008.  Accordingly, these

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of September 30, 2008:

Auction
Rate
Securities
(in thousands)
Balance as of December 31, 2007	$—
Transfers to Level 3	38,900
Total unrealized losses	(5,322)
Purchases and settlements (net)	18,850
Balance as of September 30, 2008	$52,428

The $5.3 million of unrealized losses are included in unrealized losses on investments as a separate component of stockholders’ equity and in total comprehensive income (loss) and relate to assets held as of September 30, 2008.

14.  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Consumer Services and Business Services, which are described below in more detail.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and nine months ended September 30, 2007 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)
Consumer Services
Revenues	$250,521	$187,799	$790,692	$605,340
Cost of revenues	80,395	62,550	249,024	201,053
Gross margin	170,126	125,249	541,668	404,287
Direct segment operating expenses	126,631	49,803	417,914	164,496
Segment operating income	$43,495	$75,446	$123,754	$239,791

Business Services
Revenues	$47,471	$43,032	$143,313	$134,168
Cost of revenues	29,360	25,066	88,835	76,602
Gross margin	18,111	17,966	54,478	57,566
Direct segment operating expenses	12,253	12,481	45,040	39,308
Segment operating income	$5,858	$5,485	$9,438	$18,258

Consolidated
Revenues	$297,992	$230,831	$934,005	$739,508
Cost of revenues	109,755	87,616	337,859	277,655
Gross margin	188,237	143,215	596,146	461,853
Direct segment operating expenses	138,884	62,284	462,954	203,804
Segment operating income	49,353	80,931	133,192	258,049
Stock-based compensation expense	4,303	4,597	15,081	14,319
Amortization of intangible assets	3,836	3,153	10,874	11,153
Facility exit, restructuring and other costs	34,162	1,078	34,162	4,169
Other operating expenses	11,610	12,674	44,487	39,714
Income from operations	$(4,558)	$59,429	$28,588	$188,694

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

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2007 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)
Consumer Services
Access and service	$218,609	$164,306	$692,801	$529,557
Value-added services	31,912	23,493	97,891	75,783
Total revenues	$250,521	$187,799	$790,692	$605,340

Business Services
Access and service	$46,833	$42,387	$141,115	$132,026
Value-added services	638	645	2,198	2,142
Total revenues	$47,471	$43,032	$143,313	$134,168

Consolidated
Access and service	$265,442	$206,693	$833,916	$661,583
Value-added services	32,550	24,138	100,089	77,925
Total revenues	$297,992	$230,831	$934,005	$739,508

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

In the last few years, the composition of the Internet access market has changed and the number of households with broadband access surpassed the number of households with dial-up access. Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and “always on” connection. The pricing for broadband services, particularly for introductory promotional periods, services bundled with video and telephone services, and services with slower speeds, has been declining, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads and photo sharing require greater bandwidth for optimal performance, which adds to the demand for broadband access. Within the premium-priced narrowband Internet access market, access providers are competing for a decreasing customer base, as customers switch to broadband services and value-priced narrowband services. However, analysts predict a continuing market for dial-up customers due to the unavailability of broadband service in rural areas, the lower cost of dial-up Internet access and the sufficiency of narrowband speed, particularly for non-technical Internet users.

Revenue Sources

We provide access services (including traditional, fully-featured narrowband access and value-priced narrowband access; high-speed access via DSL, cable and satellite; IP-based voice; and high-speed data networks for small and medium-sized businesses and communications carriers) and value-added services (including ancillary services sold as an add-on feature to our services, search and advertising). We earn access services revenues primarily from monthly fees charged to customers for services. We also earn revenues from usage fees; installation fees; termination fees; and fees for equipment used to access our services. We earn value-added services revenues primarily from monthly fees charged for ancillary services; paid placements for searches; advertising our partners’ products and services in our various online properties and electronic publications; and referring our customers to our partners’ products and services. Total revenues were $298.0 million and $230.8 million during the three months ended September 30, 2007 and 2008, respectively. Our revenues declined over the past year primarily as a result of a change in our business strategy to reduce sales and marketing activities which were resulting in adding customers that did not provide an acceptable rate of return or that had a pattern of early life churn. Additionally, our traditional, premium-priced narrowband revenues have been declining due to the maturity of this service.

Business Strategy and Risks

Our business strategy is to sustain and build upon our strong position in the U.S. Internet access market by focusing on operational efficiency, retaining our existing tenured customers and seeking opportunities for growth.

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

•                  Opportunities for Growth.  In response to changes in our business, we have significantly reduced our sales and marketing spending. However, we are focused on continuing to add customers that generate an acceptable rate of return and increasing the number of subscribers we add through partnerships and acquisitions from other ISPs.  We will evaluate potential strategic transactions that could complement our business. We are also focused on adding customers organically by growing our services to business customers through New Edge Networks, our wholly-owned subsidiary. We believe this is a potential growth market and we will continue to differentiate ourselves by providing customers with choices for our business services.

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

Third Quarter 2008 Highlights

Total revenues decreased during the three months ended September 30, 2008 compared to the prior year period, as our subscriber base decreased from approximately 4.1 million paying subscribers as of September 30, 2007 to approximately 3.0 million paying subscribers as of September 30, 2008. The decrease in subscribers consisted primarily of decreases in PeoplePC value-priced narrowband, premium narrowband and broadband subscribers, which were attributable to a change in our business strategy to reduce sales and marketing activities. Also contributing to the decrease was the continuing maturation of the narrowband Internet access market and competition from other service providers. Overall operating expenses decreased during the three months ended September 30, 2008 compared to the prior year period primarily due to a reduction in costs to acquire new subscribers and a decrease in support costs due to fewer customers and a more tenured subscriber base. We recognized net income of $54.7 million during the three months ended September 30, 2008 compared to a net loss of $79.4 million during the three months ended September 30, 2007. This was due to the decrease in total operating costs and expenses, a decrease in net losses of HELIO, as we discontinued recording equity method losses during 2007, and a decrease in facility exit, restructuring and other costs. These improvements were partially offset by the decrease in revenues, a favorable change in gain (loss) on investments in other companies, net, and an increase in our income tax provision.

Looking Ahead

We expect total revenues to continue to decrease during the remainder of 2008 and during 2009 as we reduce sales and marketing efforts aimed at customers that have a high acquisition cost and early life churn. We also expect cost savings associated with our decreased sales and marketing activities, decreased support costs from a more tenured customer base and benefits realized from our corporate restructuring plan to offset some of the decline in our revenues. However, although we expect operating costs and expenses to decrease, we do not anticipate the large-scale cost reduction opportunities that we have experienced during the three and nine months ended September 30, 2008.

Joint Venture

We had a joint venture with SK Telecom, HELIO. HELIO was a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services in April 2006. In August 2008, Virgin Mobile USA, Inc. (“Virgin Mobile”) acquired HELIO in exchange for limited partnership units equivalent to 13 million shares of Virgin Mobile common stock. Our equity and debt investments in HELIO were exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result, we have an approximate 2% ownership interest in Virgin Mobile.

Marketing Alliance

We have an agreement with Time Warner Cable and Bright House Networks, companies whose networks pass more than 30 million homes, to offer our broadband Internet access services over their systems.  In connection with the agreement, Time Warner Cable and Bright House Networks receive consideration from EarthLink for carrying the EarthLink service and related Internet traffic. As of September 30, 2008, more than 40% of our consumer broadband subscribers were serviced via either the Time Warner Cable or Bright House Networks network.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30,	December 31,	June 30,	September 30,
	2007	2007	2008	2008
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	2,856,000	2,624,000	2,130,000	1,920,000
Broadband access subscribers (b)	1,081,000	1,059,000	988,000	933,000
Total consumer services	3,937,000	3,683,000	3,118,000	2,853,000
Business Services
Narrowband access subscribers	30,000	27,000	24,000	19,000
Broadband access subscribers	69,000	66,000	63,000	61,000
Web hosting accounts	103,000	100,000	94,000	91,000
Total business services	202,000	193,000	181,000	171,000
Total subscriber count at end of period	4,139,000	3,876,000	3,299,000	3,024,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Subscriber Activity
Subscribers at beginning of period	4,337,000	3,299,000	5,313,000	3,876,000
Gross organic subscriber additions	491,000	137,000	1,628,000	552,000
Acquired subscribers	31,000	2,000	65,000	2,000
Adjustment (c)	—	(15,000)	(753,000)	(15,000)
Churn	(720,000)	(399,000)	(2,114,000)	(1,391,000)
Subscribers at end of period	4,139,000	3,024,000	4,139,000	3,024,000

Churn rate (d)	5.7%	4.2%	5.0%	4.5%

Consumer Services Data
Average subscribers (e)	4,022,000	2,980,000	4,485,000	3,256,000
ARPU (f)	$20.76	$21.00	$19.59	$20.66
Churn rate (d)	5.9%	4.3%	5.1%	4.6%

Business Services Data
Average subscribers (e)	204,000	176,000	211,000	183,000
ARPU (f)	$77.56	$81.50	$75.58	$81.33
Churn rate (d)	2.4%	3.2%	2.6%	2.8%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(c) We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation’s local communications business, under which EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007. As a result, we removed 753,000 wholesale broadband EarthLink-supported Embarq subscribers from our broadband subscriber count and total subscriber count. During the three months ended September 30, 2008, we removed 15,000 EarthLink supported Sprint customers from our broadband subscriber counts due to the termination of the wholesale arrangement by Sprint.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2007	2008	Change	Change	2007	2008	Change	Change
	(dollars in thousands)

Revenues	$297,992	$230,831	$(67,161)	-23%	$934,005	$739,508	$(194,497)	-21%

Operating costs and expenses:
Service and equipment costs	105,954	86,917	(19,037)	-18%	324,344	275,626	(48,718)	-15%
Sales incentives	3,801	699	(3,102)	-82%	13,515	2,029	(11,486)	-85%
Total cost of revenues	109,755	87,616	(22,139)	-20%	337,859	277,655	(60,204)	-18%

Sales and marketing	71,584	22,191	(49,393)	-69%	246,653	78,913	(167,740)	-68%
Operations and customer support	54,561	34,048	(20,513)	-38%	174,525	106,914	(67,611)	-39%
General and administrative	28,652	23,316	(5,336)	-19%	101,344	72,010	(29,334)	-29%
Amortization of intangible assets	3,836	3,153	(683)	-18%	10,874	11,153	279	3%
Facility exit, restructuring and other costs	34,162	1,078	(33,084)	-97%	34,162	4,169	(29,993)	-88%
Total operating costs and expenses	302,550	171,402	(131,148)	-43%	905,417	550,814	(354,603)	-39%

Income (loss) from operations	(4,558)	59,429	63,987	*	28,588	188,694	160,106	560%
Net losses of equity affiliate	(41,895)	—	41,895	-100%	(111,295)	—	111,295	-100%
Gain (loss) on investments in other companies, net	(5,810)	4,352	10,162	175%	(5,600)	5,677	11,277	201%
Interest income (expense) and other, net	4,182	(490)	(4,672)	-112%	11,282	366	(10,916)	-97%
Income (loss) from continuing operations before income taxes	(48,081)	63,291	111,372	232%	(77,025)	194,737	271,762	353%
Income tax benefit (provision)	30	(7,924)	(7,954)	*	(365)	(23,923)	(23,558)	*
Income (loss) from continuing operations	(48,051)	55,367	103,418	215%	(77,390)	170,814	248,204	321%
Loss from discontinued operations, net of tax	(31,330)	(681)	30,649	-98%	(48,243)	(8,438)	39,805	-83%
Net income (loss)	$(79,381)	$54,686	$134,067	169%	$(125,633)	$162,376	$288,009	229%

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

The following tables set forth segment data for the three months ended September 30, 2007 and 2008:

	Three Months Ended September 30,
	2007	2008	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$250,521	$187,799	$(62,722)	-25%
Cost of revenues	80,395	62,550	(17,845)	-22%
Gross margin	170,126	125,249	(44,877)	-26%
Direct segment operating expenses	126,631	49,803	(76,828)	-61%
Segment operating income	$43,495	$75,446	$31,951	73%

Business Services
Revenues	$47,471	$43,032	$(4,439)	-9%
Cost of revenues	29,360	25,066	(4,294)	-15%
Gross margin	18,111	17,966	(145)	-1%
Direct segment operating expenses	12,253	12,481	228	2%
Segment operating income	$5,858	$5,485	$(373)	-6%

Consolidated
Revenues	$297,992	$230,831	$(67,161)	-23%
Cost of revenues	109,755	87,616	(22,139)	-20%
Gross margin	188,237	143,215	(45,022)	-24%
Direct segment operating expenses	138,884	62,284	(76,600)	-55%
Segment operating income	49,353	80,931	31,578	64%
Stock-based compensation expense	4,303	4,597	294	7%
Amortization of intangible assets	3,836	3,153	(683)	-18%
Facility exit, restructuring and other costs	34,162	1,078	(33,084)	-97%
Other operating expenses	11,610	12,674	1,064	9%
Income from operations	$(4,558)	$59,429	$63,987	*

* denotes percentage is not meaningful

The following tables set forth segment data for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007	2008	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$790,692	$605,340	$(185,352)	-23%
Cost of revenues	249,024	201,053	(47,971)	-19%
Gross margin	541,668	404,287	(137,381)	-25%
Direct segment operating expenses	417,914	164,496	(253,418)	-61%
Segment operating income	$123,754	$239,791	$116,037	94%

Business Services
Revenues	$143,313	$134,168	$(9,145)	-6%
Cost of revenues	88,835	76,602	(12,233)	-14%
Gross margin	54,478	57,566	3,088	6%
Direct segment operating expenses	45,040	39,308	(5,732)	-13%
Segment operating income	$9,438	$18,258	$8,820	93%

Consolidated
Revenues	$934,005	$739,508	$(194,497)	-21%
Cost of revenues	337,859	277,655	(60,204)	-18%
Gross margin	596,146	461,853	(134,293)	-23%
Direct segment operating expenses	462,954	203,804	(259,150)	-56%
Segment operating income	133,192	258,049	124,857	94%
Stock-based compensation expense	15,081	14,319	(762)	-5%
Amortization of intangible assets	10,874	11,153	279	3%
Facility exit, restructuring and other costs	34,162	4,169	(29,993)	-88%
Other operating expenses	44,487	39,714	(4,773)	-11%
Income from operations	$28,588	$188,694	$160,106	560%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$218,609	$164,306	$(54,303)	-25%	$692,801	$529,557	$(163,244)	-24%
Value-added services	31,912	23,493	(8,419)	-26%	97,891	75,783	(22,108)	-23%
Total revenues	$250,521	$187,799	$(62,722)	-25%	$790,692	$605,340	$(185,352)	-23%

Business Services
Access and service	$46,833	$42,387	$(4,446)	-9%	$141,115	$132,026	$(9,089)	-6%
Value-added services	638	645	7	1%	2,198	2,142	(56)	-3%
Total revenues	$47,471	$43,032	$(4,439)	-9%	$143,313	$134,168	$(9,145)	-6%

Consolidated
Access and service	$265,442	$206,693	$(58,749)	-22%	$833,916	$661,583	$(172,333)	-21%
Value-added services	32,550	24,138	(8,412)	-26%	100,089	77,925	(22,164)	-22%
Total revenues	$297,992	$230,831	$(67,161)	-23%	$934,005	$739,508	$(194,497)	-21%

Consolidated revenues

 The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL, cable and satellite; IP-based voice; and fees charged for high-speed data networks to small and medium-sized businesses and communications carriers); and web hosting services. We also earn revenues from value-added services, which include search, advertising and ancillary services sold as add-on features to our access services. Total revenues decreased from $298.0 million during the three months ended September 30, 2007 to $230.8 million during the three months ended September 30, 2008, and decreased from $934.0 million during the nine months ended September 30, 2007 to $739.5 million during the nine months ended September 30, 2008.  These were comprised of decreases of $62.7 million and $185.4 million in consumer services revenue during the three and nine months ended September 30, 2008, respectively, and decreases of $4.4 million and $9.1 million in business services revenues during the three and nine months ended September 30, 2008, respectively.

The decreases in consumer services revenue were primarily attributable to decreases in average consumer subscribers, which were approximately 4.0 million and 4.5 million during the three and nine months ended September 30, 2007, respectively, and approximately 3.0 million and 3.3 million during the three and nine months ended September 30, 2008, respectively. The decreases were driven by the change in our business strategy to reduce sales and marketing efforts aimed at customers that have a high acquisition cost and early life churn, and the continued maturing and ongoing competitiveness of the market for Internet access. The decreases consisted primarily of declines in average value-priced narrowband subscribers, premium-priced narrowband subscribers and broadband subscribers. Consumer service ARPU increased slightly during the three and nine months ended September 30, 2008 compared to the prior year periods. The increase during the three month period was primarily due to a shift in the mix of our consumer access base from value-priced narrowband subscribers to broadband access subscribers. The increase during the nine month period was primarily due to consumer broadband access ARPU, which increased due to a shift in the mix of our consumer broadband base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers in April 2007.

The decreases in business services revenue were attributable to decreases in average business subscribers, which consisted of decreases in average web hosting accounts, average business broadband and average business narrowband customers. These decreases were offset by increases in business services ARPU.

The increases in business services ARPU were attributable to increases in business broadband ARPU and increases in the mix of subscribers from lower ARPU business narrowband subscribers to higher ARPU business broadband subscribers.

Consumer services revenue

Access and service. Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly retail and wholesale fees charged for high-speed, high-capacity access services including DSL, cable and satellite; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased from $218.6 million during the three months ended September 30, 2007 to $164.3 million during the three months ended September 30, 2008, and decreased from $692.8 million during the nine months ended September 30, 2007 to $529.6 million during the nine months ended September 30, 2008.  The decreases in consumer access and service revenues were primarily due to decreases in narrowband access and broadband access revenues.

Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers. The declines resulted from the change in our business strategy and the continued maturing and ongoing competitiveness of the market for narrowband Internet access. During 2008, we reduced sales and marketing efforts that resulted in adding customers that did not provide an acceptable rate of return or that had a pattern of early life churn. We are focusing efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. We expect our consumer access and service subscriber base to continue to decrease due to the change in our business strategy and due to the continued maturation of the market for premium narrowband access. However, as our customers become more tenured, we expect our churn rates to decline.

Broadband revenues decreased due to a decrease in average broadband access subscribers. The decline in average broadband access subscribers, which primarily consisted of average retail DSL and retail cable subscribers, resulted from the change in our business strategy and the ongoing competitiveness of the market for broadband Internet access. Also contributing to the decrease during the nine month period was the removal of 753,000 Embarq subscribers effective April 2007. We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation’s local communications business, which provided that EarthLink was the wholesale high-speed ISP for Embarq’s local residential and small business customers. The contracts associated with these arrangements expired in April 2007, and we and Embarq did not renew the wholesale broadband contract. Effective April 2007, we removed approximately 753,000 wholesale broadband subscribers under the marketing relationship from our broadband subscriber count and total subscriber count.

Contributing to the decrease in broadband revenues during the three month period was a decrease in broadband access ARPU resulting from general declines in retail DSL prices. Offsetting the decrease in broadband revenues during the nine month period was an increase in broadband access ARPU primarily due a shift in the mix of our broadband customer base from wholesale DSL subscribers to retail DSL subscribers and to retail cable subscribers due to the removal of Embarq wholesale subscribers.

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

Our consumer broadband access revenues as a percentage of our total consumer access and service revenues have been increasing over the past few years, and during the three and nine months ended September 30, 2008, our consumer broadband access revenues were more than 50% of our total consumer access and service revenues. Our consumer broadband access customers have lower churn rates than our consumer narrowband access customers. However, they also have lower gross margins due to the costs associated with delivering broadband services. This change in mix results in customers staying with us longer, but reduced profit margins.

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

Value-added services revenues decreased 26% from $31.9 million during the three months ended September 30, 2007 to $23.5 million during the three months ended September 30, 2008, and decreased 23% from $97.9 million during the nine months ended September 30, 2007 to $75.8 million during the nine months ended September 30, 2008. The decreases over the prior year periods were due primarily to decreases in search advertising revenues and in partnership advertising revenues.  Also contributing to the decrease during the three month period was a decrease in sales of security products to our value-priced narrowband customers, resulting from the decrease in average value-priced narrowband customers.

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

Business access and service revenues decreased from $46.8 million during the three months ended September 30, 2007 to $42.4 million during the three months ended September 30, 2008, and decreased from $141.1 million during the nine months ended September 30, 2007 to $132.0 million during the nine months ended September 30, 2008. The decreases were primarily due to decreases in average business access and service subscribers, which were due to decreases in average web hosting accounts, average New Edge customers and average business narrowband customers. These decreases were offset by increases in business access and service ARPU, which were driven by increases in New Edge ARPU and increases in the mix of subscribers from lower ARPU business narrowband subscribers to higher ARPU New Edge subscribers.

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

Total cost of revenues decreased 20% from $109.8 million during the three months ended September 30, 2007 to $87.6 million during the three months ended September 30, 2008, and decreased 18% from $337.9 million during the nine months ended September 30, 2007 to $277.7 million during the nine months ended September 30, 2008. The decrease during the three months ended September 30, 2008 compared to the prior year period was comprised of a $17.8 million decrease in consumer services cost of revenues and a $4.3 million decrease in business services cost of revenues. The decrease during the nine months ended September 30, 2008 compared to the prior year period was comprised of a $48.0 million decrease in consumer services cost of revenues and a $12.2 million decrease in business services cost of revenues. Consumer services cost of revenues decreased due to the decline in average consumer services subscribers. Consumer services cost of revenues also declined as a result of a decrease in sales incentives resulting from fewer gross subscriber additions during the three and nine months ended September 30, 2008 as we reduced our sales and marketing activities. Business services cost of revenues decreased due to the decreases in average business services subscribers and decreases in average monthly costs per subscriber, primarily as a result of a decrease in New Edge cost of revenues due to more favorable agreements with telecommunications service providers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers, personnel-related expenses and telemarketing costs incurred to acquire subscribers. Sales and marketing expenses decreased 69% from $71.6 million during the three months ended September 30, 2007 to $22.2 million during the three months ended September 30, 2008, and decreased 68% from $246.7 million during the nine months ended September 30, 2007 to $78.9 million during the nine months ended September 30, 2008. These decreases consisted primarily of decreases in consumer services sales and marketing expenses as we decreased spending aimed at customers that had high acquisition costs and early life churn and as we realized benefits from the corporate restructuring plan adopted in August 2007 to reduce costs and improve the efficiency of our operations (“the 2007 Plan”). Although we expect to continue to realize benefits during the remainder of 2008 compared to 2007 as we scale back sales and marketing efforts in connection with our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we have experienced during the three and nine months ended September 30, 2008.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, providing our subscribers with toll-free access to our technical support and customer service centers, maintenance of customer information systems, software development and network operations. Operations and customer support expenses decreased 38% from $54.6 million during the three months ended September 30, 2007 to $34.0 million during the three months ended September 30, 2008, and decreased 39% from $174.5 million during the nine months ended September 30, 2007 to $106.9 million during the nine months ended September 30, 2008. The decreases in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor, professional fees and occupancy costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including to benefits realized as a result of the 2007 Plan. In addition, we experienced a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and as our tenured customers require less customer and technical support. Although we expect operations and customer support expenses to continue to decrease in 2008 compared to 2007 as a result of the 2007 Plan and our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we have experienced during the three and nine months ended September 30, 2008.

General and administrative

General and administrative expenses consist of costs associated with the executive, finance, legal and human resources departments; outside professional services; payment processing; credit card fees; collections;

and bad debt. General and administrative expenses decreased 19% from $28.7 million during the three months ended September 30, 2007 to $23.3 million during the three months ended September 30, 2008, and decreased 29% from $101.3 million during the nine months ended September 30, 2007 to $72.0 million during the nine months ended September 30, 2008.  The decrease in general and administrative expenses during the three month period consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs and professional fees. The decrease in general and administrative expenses during the nine month period consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs, professional and legal fees, and stock-based compensation expense. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of more tenured customers, who have a lower frequency of non-payment. The decreases in other costs were attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan. Although we expect general and administrative expenses to continue to decrease in 2008 compared to 2007 as a result of the 2007 Plan and our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we have experienced during the three and nine months ended September 30, 2008.

The decrease in stock-based compensation expense during the nine month period was due to the inclusion of $6.4 million of cash and non-cash compensation expense during the nine months ended September 30, 2007 related to the death of our former Chief Executive Officer, Charles G. Betty, on January 2, 2007. This compensation expense included $3.5 million of stock-based compensation expense related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units, $1.4 million of stock-based compensation expense related to the extension of the exercise period for Mr. Betty’s stock options and $1.5 million of compensation expense for a payment to Mr. Betty’s estate in accordance with his employment agreement.

Stock-based compensation expense

Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)
Sales and marketing	$1,186	$1,259	$2,590	$4,083
Operations and customer support	2,080	2,197	4,839	6,985
General and administrative	1,037	1,141	7,652	3,251
	$4,303	$4,597	$15,081	$14,319

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to nine years. Amortization of intangible assets was $3.8 million and $3.2 million during the three months ended September 30, 2007 and 2008, respectively, and $10.9 million and $11.2 million during the nine months ended September 30, 2007 and 2008, respectively. The decrease in amortization of intangible assets during the three month period was primarily due to certain identifiable definite lived intangible assets becoming fully amortized over the past year. The increase in amortization of intangible assets during the nine month period was primarily due to amortization of identifiable definite lived intangible assets resulting from acquisitions of subscriber bases from ISPs over the past year and changes in the estimated useful lives of certain of our identifiable definite lived intangible assets, offset by certain identifiable definite lived intangible assets becoming fully amortized over the past year.

Facility exit, restructuring and other costs

Facility exit, restructuring and other costs consisted of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)

2007 Restructuring Plan
Severance and personnel-related costs	$29,197	$—	$29,197	$474
Lease termination and facilities-related costs	729	1,347	729	3,352
Non-cash asset impairments	3,487	201	3,487	514
Other associated costs	749	(389)	749	81
	34,162	1,159	34,162	4,421
Legacy Restructuring Plans	—	(81)	—	(252)
Total facility exit, restucturing and other	$34,162	$1,078	$34,162	$4,169

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

We periodically evaluate and adjust our estimates for facility exit and restructuring costs for legacy restructuring plans implemented during the years ended December 31, 2003 and 2004 (“Legacy Plans”) based on currently-available information and record such adjustments as facility exit, restructuring and other costs. Facility exit, restructuring and other costs during the three and nine months ended September 30, 2008 also included $0.1 million and $0.3 million, respectively, in reductions to facility exit, restructuring and other costs as a result of changes in estimates for Legacy Plans.

Net losses of equity affiliate

We accounted for our investment in HELIO under the equity method of accounting because we were able to exert significant influence over HELIO’s operating and financial policies. Accordingly, we recorded our proportionate share of HELIO’s net losses. These equity method losses were offset by increases in the carrying value of our investment associated with amortizing the difference between the book value of non-cash assets contributed to HELIO and their fair value.

Net losses of equity affiliate for the three and nine months ended September 30, 2007 of $41.9 million and $111.3 million, respectively, included our proportionate share of HELIO’s net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. During the year ended December 31, 2007, we stopped recording additional net losses of equity affiliate because the carrying value of our investment in HELIO was reduced to zero. As a result, we did not record any net losses of equity affiliate during the three and nine months ended September 30, 2008. In August 2008, Virgin Mobile acquired HELIO and our equity and debt investments in HELIO were exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result, we no longer have an investment in HELIO.

Gain (loss) on investments in other companies, net

During the three and nine months ended September 30, 2007, we recognized a net loss on investments in other companies of $5.8 million and $5.6 million, respectively. This consisted primarily of $7.0 million of impairment losses recognized during the three and nine months ended September 30, 2007 due to declines of the value of certain of our investments in other companies that were deemed other than temporary. We also received $1.2 million and $1.4 million in cash distributions during the three and nine months ended September 30, 2007, respectively, from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that has invested in domestic emerging Internet-related companies, which were recorded as a gain (loss) on investments in other companies, net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2008, we recognized a net gain on investments in other companies of $4.4 million and $5.7 million, respectively. This consisted primarily of a gain of $4.4 million recognized during the three and nine months ended September 30, 2008 as a result of the Virgin Mobile transaction.  The nine months ended September 30, 2008 also included a gain of $2.0 million from the sale of our Covad common stock to Platinum Equity, LLC and an impairment loss of $0.7 million due to other-than-temporary declines of the value of our investments in other companies. All of these transactions were recorded as gain (loss) on investments in other companies, net, in the Condensed Consolidated Statements of Operations.

Interest income (expense) and other, net

Interest income (expense) and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on the Covad debt investment; interest expense incurred on our Convertible Senior Notes due November 15, 2026; and other miscellaneous income and expense items. Interest income (expense) and other, net, decreased $4.7 million during the three months ended September 30, 2008 compared to the prior year period and decreased $10.9 million during the nine months ended September 30, 2008 compared to the prior year period. The decreases were primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities due to lower investment yields and the liquidation of our Covad debt investment, which was repurchased by Platinum Equity, LLC in April 2008.

Provision for income taxes

We have recorded income taxes during the three and nine months ended September 30, 2008 based on management’s current annual operating expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”

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

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2007 and 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the sale of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment.

During the nine months ended September 30, 2008, we transferred our municipal wireless broadband networks to the cities of Corpus Christi, TX and Milpitas, CA in exchange for releasing us from our existing network agreements. We also transferred our municipal wireless broadband networks in the city of Philadelphia, PA to a local Philadelphia company. Additionally, we terminated our municipal wireless broadband service in New Orleans, LA and Anaheim, CA and removed our network equipment from those cities. As of September 30, 2008, the divestiture of our municipal wireless broadband assets was substantially complete.

We recorded impairment and other costs of $0.1 million during the three months ended September 30, 2008 related to our municipal wireless broadband operations. We recorded impairment and other costs of $6.1 million during the nine months ended September 30, 2008, including $2.6 million for non-cash asset impairments; $0.3 million for severance and personnel-related costs; and $3.2 million for other associated costs. These charges are reflected within discontinued operations in the Condensed Consolidated Statements of Operations.

The following table presents summarized results of operations related to our discontinued operations for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)
Revenues	$771	$18	$1,368	$1,306
Operating costs and expenses	(11,443)	(842)	(28,953)	(4,534)
Impairment and other costs	(20,658)	(128)	(20,658)	(6,081)
Income tax benefit	—	271	—	871
Loss from discontinued operations, net of tax	$(31,330)	$(681)	$(48,243)	$(8,438)

Facility Exit and Restructuring Costs

2007 Plan.  We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the nine months ended September 30, 2008, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165
Accruals	474	3,352	514	81	4,421
Payments	(12,502)	(4,638)	—	(81)	(17,221)
Non-cash charges	—	1,062	(514)	—	548
Balance as of September 30, 2008	$13	$15,900	$—	$—	$15,913

Legacy Plans. As of September 30, 2008, we had $1.6 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007	2008
	(in thousands)

Net income (loss)	$(125,633)	$162,376
Non-cash items	187,839	60,254
Changes in working capital	(7,713)	(48,053)
Net cash provided by operating activities	$54,493	$174,577

Net cash (used in) provided by investing activities	$(98,412)	$109,280

Net cash used in financing activities	$(19,445)	$(25,145)

Operating activities

Net cash provided by operating activities increased during the nine months ended September 30, 2008 compared to the prior year period primarily due to a decrease in costs to acquire and support new customers, decrease in operating costs resulting from our efforts to reduce our back-office costs structure, benefits realized from the 2007 Plan and a reduction in customer support costs and bad debt expense as our overall subscriber base has decreased and become more tenured. In addition, cash provided by operating activities was negatively impacted during the nine months ended September 30, 2007 due to spending for our prior growth initiatives.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets and gain on investments in other companies, net. Non-cash items decreased during the nine months ended September 30, 2008 compared to the prior year period due to decreases in net losses of equity affiliate and depreciation expense. These decreases were offset by an increase in deferred income taxes.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the nine months ended September 30, 2008 compared to the prior year period primarily due to a decrease in accounts payable and accrued liabilities resulting from the decrease in operating costs and expenses and the discontinuation of our municipal wireless broadband operations.  Cash used for working capital requirements also increased due to cash payments resulting from our 2007 corporate restructuring plan.

Investing activities

Our investing activities used cash of $98.4 million during the nine months ended September 30, 2007. This consisted primarily of $42.3 million of capital expenditures, primarily associated with network and technology center related projects; $30.0 million loaned to HELIO; $19.5 million of contributions to HELIO; $6.5 million to purchase subscriber bases from other ISPs; and $2.1 million of purchases of investments in marketable securities, net of sales and maturities. Our investing activities provided cash of $109.3 million during the nine months ended September 30, 2008. This consisted of $56.9 million of sales and maturities of investments in marketable securities, net of sales, and $57.1 million received for our Covad investment, offset by $3.9 million of capital expenditures and $0.9 million used for purchases of subscriber bases from other ISPs.

Financing activities

Our financing activities used cash of $19.4 million during the nine months ended September 30, 2007, which primarily consisted of $25.0 million used to purchase 3.9 million shares of our common stock, offset by proceeds of $5.7 million from the exercise of stock options. Our financing activities used cash of $25.1 million during the nine months ended September 30, 2008. This consisted of $31.9 million used to repurchase 3.8 million shares of our common stock and $2.7 million for principal payments under capital lease obligations, which was primarily due to $2.5 million used to repay our General Electric Capital Corporation lease obligation. This was offset by $8.0 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. During the nine months ended September 30, 2008, we repurchased 3.8 million shares of our common stock for $31.9 million. As of September 30, 2008, we had utilized approximately $580.9 million pursuant to the authorizations and had $169.1 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

We continue to maintain a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be realizable. To the extent we may owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes.

Future Uses of Cash and Funding Sources

We expect to continue to use cash to acquire and retain new and existing subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plan and to pay obligations associated with post-employment benefits. We also expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. Finally, we may also use cash to repurchase common stock under our existing share repurchase program.

Our cash requirements depend on numerous factors, including the pricing of our access services, our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources used for our sales and marketing activities, among others.

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. As of September 30, 2008, we had $432.5 million in cash and cash equivalents. In addition, we held long-term investments in marketable securities valued at $52.4 million. Long-term investments in marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date.

As of September 30, 2008, $52.4 million of our long-term investments in marketable securities were auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies. The higher education securities are primarily secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. In addition, while all of our auction rate securities are currently rated AAA, if the auctions continue to fail or if the credit ratings on the securities deteriorate, we may in the future be required to record an other-than-temporary impairment charge on these investments. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

In April 2008, Platinum Equity, LLC acquired all outstanding shares of Covad. As a result, we received cash of $50.8 million for the aggregate principal amount of the 12% Senior Secured Convertible Notes due 2011 held by us plus accrued interest in April 2008 and we received cash of $6.3 million for our 6.1 million shares of Covad common stock in May 2008.

In September 2008, we terminated our convertible note hedge and warrant agreements. Upon termination of the agreements, we purchased approximately 2.5 million shares of common stock the counterparties held in hedge positions for approximately $22.7 million, based on the closing price of the EarthLink common stock on September 4, 2008.

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

Related Party Transactions

HELIO

As a result of our ownership interest in HELIO, HELIO was considered a related party. In August 2008, Virgin Mobile acquired HELIO and our equity and debt investments in HELIO were exchanged for limited partnership units of Virgin Mobile. EarthLink and HELIO have entered into a services agreement pursuant to which we provide HELIO billing and other support services in exchange for management fees. The service agreement will remain in effect through the remainder of 2008. The management fees were determined based on our costs to provide the services, and management believes such fees are reasonable.  The total amount of fees that HELIO pays to us depends on the extent to which HELIO utilizes our services.  Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the three months ended September 30, 2007 and 2008, fees received for services provided to HELIO were $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2008, fees received for services provided to HELIO were $1.3 million and $1.0 million, respectively.

As of December 31, 2007, we had accounts receivable from HELIO of approximately $0.2 million.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that changes to our business strategy will reduce our revenues; (2) that the continued decline of our consumer access services revenues could adversely affect our profitability; (3) that prices for certain of our consumer access services have been decreasing, which could adversely affect our revenues and profitability; (4) that adverse economic conditions may harm our business, particularly our business services segment; (5) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges including incurring facility exit and restructuring charges; (6) that we face significant competition which could reduce our market share and reduce our profitability; (7) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (8) that we may not be able to successfully manage the costs associated with delivering our broadband services, which could adversely affect our results of operations; (9) that companies may not provide access to us on a wholesale basis or on reasonable terms or prices, which could cause our operating results to suffer; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our commercial and alliance arrangements may be terminated or may not be as beneficial as anticipated, which could adversely affect our ability to retain or increase our subscriber base; (12) that our business may suffer if third parties used for technical and customer support and certain billing services are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us; (13) that service interruptions or impediments could harm our business; (14) that government regulations could adversely affect our business or force us to change our business practices; (15) that we may not be able to protect our proprietary technologies; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (18) that our business depends on the continued development of effective business support systems, processes and personnel; (19) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (20) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (21) that the use of our net operating losses and certain other tax attributes could be limited in the future; (22) that our stock price has been volatile historically and may continue to be volatile; (23) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (24) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007, other than those discussed below.

Auction Rate Securities

The Company is exposed to risk with respect to its auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. These securities are issued by various state regulated higher education agencies. The securities are predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, the Company’s auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities.

Due to the lack of availability of observable market quotes, the fair values of the Company’s auction rate securities were estimated utilizing a discounted cash flow analysis as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing and value of expected future cash flows.  As a result of temporary declines in the fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $5.3 million as of September 30, 2008 to reduce the cost basis of $57.8 million to the estimated fair value of $52.4 million. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment. While all of the Company’s auction rate securities are currently rated AAA, if the market does not recover or if the credit ratings on the securities deteriorate, it may in the future be required to record an other-than-temporary impairment charge on these investments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

Set forth below is a material update to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Adverse economic conditions may harm our business, particularly our business services segment.

Unfavorable economic conditions, including the possibility of a recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. Specifically, we believe our small and medium sized business customers are more exposed to an economic downturn in the economy than our consumer customers.  If demand for our services decreases, corporate spending for our services decreases or the downsizing by business customers of their businesses increases, our revenues would be adversely affected and churn may increase. In addition, during challenging economic times our business customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable, to impair amounts capitalized as intangible assets, including goodwill, or otherwise have a material effect on our business, results of operations, financial condition and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2008 are as follows:

2008	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (2)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	—	$—	—	$191,839
August 1 through August 31	—	—	—	191,839
September 1 through September 30	2,520	9.02	2,520	169,108
Total	2,520		2,520

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

Item 5.  Other Information.

The Company announces that it has designated Bradley A. Ferguson as the Company’s principal accounting officer for Securities and Exchange Commission periodic reporting purposes.  Mr. Ferguson (whose Company officer title and function is not changing) has been the Company’s Vice President, Controller since September 2005 and previously had been the Company’s Vice President – Commercial Finance since September 2002.  Mr. Ferguson has been an officer of the Company since its merger with MindSpring Enterprises, Inc. in February 2000 and was an officer of MindSpring prior to that time.

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

EARTHLINK, INC.

Date:	October 31, 2008	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	October 31, 2008	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial officer)

Date:	October 31, 2008	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Vice President and Corporate Controller
(principal accounting officer)