Form 10-K
period 2008-12-31
EARTHLINK INC
filed 2009-02-27
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2008 was $932.6 million.

        As of January 30, 2009, 108,872,733 shares of common stock were outstanding.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on May 5, 2009 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2008

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

PART I

Item 1.    Business.

Overview

        EarthLink, Inc. is an Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as search, advertising and ancillary services sold as add-on features to our Internet access services. In addition, through our wholly-owned subsidiary, New Edge Networks ("New Edge"), we build and manage private IP-based wide area networks for businesses and communications carriers.

        We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. Our Business Services segment provides integrated communications services, dedicated Internet access and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others. See Note 19, "Segment Information," of the Notes to Consolidated Financial Statements in Item 8 of Part II for additional information.

        We were formed in February 2000 as a result of the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc. We were incorporated in 1999 and are a Delaware corporation. Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Business Strategy

        Our business strategy is to focus on customer retention, operational efficiency and opportunities for growth.

  •
  Customer Retention.  We are focused on retaining our existing tenured customers. We believe focusing on the customer relationship increases loyalty and reduces churn. We also believe that these tenured customers provide cost benefits, including reduced call center support costs and reduced bad debt expense. We continue to focus on offering our access services with high-quality customer service and technical support.

  •
  Operational Efficiency.  We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. We are focused on delivering our services more cost-effectively by reducing and more efficiently handling the number of calls to contact centers, managing cost effective outsourcing opportunities, managing our network costs and streamlining our internal processes and operations.

  •
  Opportunities for Growth.  In response to changes in our business, we have significantly reduced our sales and marketing spending. However, we continue to seek to add customers that generate an acceptable rate of return and increase the number of subscribers we add through alliances, partnerships and acquisitions from other ISPs. We also continue to evaluate potential strategic transactions that could complement our business.

        The primary challenges we face in executing our business strategy are managing the rate of decline in our revenues, responding to competition, reducing churn, implementing cost reduction initiatives, purchasing cost-effective wholesale broadband access and adding customers that generate an acceptable rate of return. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Consumer Services Segment

Service Offerings

Narrowband Access

        Premium Dial-up Internet Access.    Our premium dial-up, or narrowband, access is a subscription-based service that provides customers with access to the Internet and a wide variety of content, features, services, applications, tools and 24/7 customer support. Such features include antivirus and firewall protection, acceleration tools and privacy and safety tools. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

        Value Dial-up Internet Access.    We provide value-priced dial-up access services through our PeoplePC™ Online offering. Our value dial-up access is a subscription-based service that provides customers access to the Internet with limited functionality and support services at comparatively lower prices. We also provide for an additional charge to value-priced dial-up access customers accelerator technology that speeds up customers' page load times by compressing and simplifying web pages. Revenues primarily consist of monthly fees charged to customers for dial-up Internet access.

Broadband Access

        High-speed, or broadband, access offers a high speed, always on Internet connection that uses a modem to supply an Internet connection across an existing home phone line or cable connection. The Internet service doesn't interfere with a customer's voice service, so there is no need for a second phone line. We provide high-speed access services via DSL and cable and offer different speeds of service (ranging from 1.5Mbps to 8.0Mbps). Availability for these services depends on the telephone or cable service provider. Our high-speed access service includes the same features and benefits included with our premium dial-up access service, including antivirus and firewall protection, privacy and safety tools and 24/7 customer support. Broadband access revenues consist of monthly fees charged for high-speed access services; activation fees; early termination fees; equipment fees associated with the sale of modems and other access devices to our subscribers; and shipping and handling fees.

VoIP

        EarthLink DSL and Home Phone Service is a bundle offer that includes EarthLink high-speed Internet access at speeds up to 8.0Mbps and home phone service. It combines the last mile of traditional telephone copper wiring with the advanced features of voice-over-Internet Protocol ("VoIP") by taking advantage of Digital Subscriber Line Access Multiplexer, or DSLAM, technology. We offer subscription-based service under various plans that include features such as voicemail, call waiting, caller ID, call forwarding and E911 service. We currently offer this service in 12 markets in the U.S. covering approximately 12.0 million households. Revenues primarily consist of monthly fees charged to customers for VoIP service plans.

Advertising and Other Value-Added Services

        We offer services which are incremental to our Internet access services. Our value-added services portfolio includes products for protection, communication and performance, such as security, web acceleration, Internet call waiting, mail storage and home networking, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers.

        We also generate advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the Google™ search engine; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; commissions received from partners for the sale of partners' services to our subscribers; and sales of advertising on our various web properties.

Sales and Distribution

        In response to changes in our business and industry, we have significantly reduced our sales and marketing spending. Our marketing efforts are currently focused on retaining tenured customers and adding customers through alliances, partnerships and acquisitions from other ISPs that generate an acceptable rate of return. We offer our products and services primarily through direct customer contact through our call centers, through affinity marketing partners such as AARP and Dell and through marketing alliances such as Time Warner Cable.

Network Infrastructure

        We provide subscribers with Internet access primarily through third-party telecommunications service providers. Our main provider for narrowband services is Level 3 Communications, Inc. We have agreements with AT&T Inc. ("AT&T"), Qwest Corporation ("Qwest"), Verizon Communications Inc. ("Verizon") and Covad Communications Group, Inc. ("Covad"), that allow us to provide DSL services. We also have agreements with Time Warner Cable that allows us to provide broadband services over Time Warner Cable's and Bright House Networks' cable network in substantially all their markets and with Comcast Corporation ("Comcast") that allows us to provide broadband services over Comcast's cable network in certain Comcast markets. We rely on Covad's line-powered voice access to provide certain of our VoIP services.

        We maintain a leased backbone consisting of a networked loop of connections connecting multiple cities and our technology centers. We maintain data centers in multiple locations with redundant systems to provide service availability and connectivity.

Competition

        Internet access services.    We operate in the Internet access services market, which is extremely competitive. We compete directly or indirectly with established online services companies, such as AOL and the Microsoft Network (MSN); national communications companies and local exchange carriers, such as AT&T, Qwest and Verizon; cable companies providing broadband access, including Time Warner Cable, Comcast, Charter Communications, Inc. and Cox Communications, Inc.; local and regional ISPs; free or value-priced ISPs, such as United Online which provides services under the brands NetZero and Juno; wireless Internet service providers; content companies, such as Yahoo! and Google; and satellite and fixed wireless service providers. Competition in the market for Internet access services is likely to continue increasing, and competition could impact the pricing of our services, sales and marketing costs to retain existing or acquire new subscribers and the number of customers that discontinue using our services, or churn.

        Prices for certain of our consumer access services, particularly our consumer broadband services, have been decreasing. We expect that we may continue to experience pricing pressures due to competition, volume-based pricing and other factors. Some providers have reduced and may continue to reduce the retail price of their Internet access services to maintain or increase their market share, which could cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offering packages; restructure service offering packages to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. Any of the above could adversely affect our revenues and profitability.

        Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. In addition, some of our competitors are able to bundle other content, services and products with Internet access services. These services include various forms of voice, data and video services and wireless communications. The ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of these competitors, enable them to offer services at prices that are below the prices at which we can offer comparable services.

        We believe the primary competitive factors in the Internet access service industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on these factors when compared to many Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage.

        Advertising and other value-added services.    The companies we compete with for Internet access services also compete with us for subscribers to value-added services, such as email storage and security products. We compete for advertising revenues with major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Competition in the market for advertising services may impact the rates we charge.

        VoIP services.    Competitors for our VoIP services include established telecommunications and cable companies; Internet access service companies; leading Internet companies; and companies that offer VoIP services as their primary business, such as Vonage. The market for VoIP services is intensely competitive and characterized by technological change.

Business Services Segment

Service Offerings

Private IP-Based Networks

        Through New Edge, we provide private IP-based networks for small and medium-sized businesses. Customers can choose a blend of access technologies including DSL, T1 lines, fiber-optic and wireless broadband. During 2007, we began using Multi-Protocol Label Switching ("MPLS") technology, which enables businesses to prioritize voice, video and data on a single private network that optimizes bandwidth. MPLS also enables class of service ("CoS") tagging of network traffic, so administrators may specify which applications should move across the network ahead of others. We also continue to use frame relay to deliver voice, video and data information over our networks. Revenues consist of fees charged for managed

IP-based networks; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers.

Secure Public Networks

        Through New Edge, we provide hosted virtual private networks ("VPN") and CPE-based VPNs. VPNs are secure, outsourced networks that link multiple customer locations. Our VPN solutions provide businesses with a cost-effective means of creating their own secure networks for their traveling workforce, telecommuters and remote offices. Revenues consist of monthly fees charged for VPNs; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers.

Internet Access

        We provide high-speed and dial-up Internet access for business customers. We offer various speeds, reliable connectivity, business-class features like static IP addresses, multiple email accounts and customer service that is available 24/7. Revenues primarily consist of monthly fees charged to customers for Internet access; installation fees; and usage fees.

Wholesale Services

        Through New Edge, we provide network services to communications carriers, which bundle New Edge services with their own to provide solutions to the end customer. Revenues consist of monthly recurring fees; termination fees; fees for equipment; and usage fees.

Web Hosting

        We lease server space and provide web hosting services to companies and individuals wishing to have an Internet or electronic commerce presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support. Revenues primarily consist of monthly fees charged to customers for web hosting packages.

Other Services

        We offer a variety of other services that eliminate the inconvenience and complexity of managing multiple carrier relationships, technologies and geographies. These services enable our business customers to focus on their core business while we manage the broadband network infrastructures. We believe our customers benefit from one seamless network, one provider and one point of contact for their total connection needs. These services include installation programs, managed network services, remote access and disaster recovery, among others.

Sales and Distribution

        We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Our wholesale customers consist primarily of telecommunications carriers. The mix of our business services customer base has shifted towards end users as a result of consolidation in the telecommunications industry. We sell services through direct channels, which include our direct sales force, telephone and web sales groups. We also sell our services indirectly via a variety of third parties such as resellers, sales agents and referral partners.

Network Infrastructure

        New Edge's network is comprised of ATM/frame relay/DSL switches in central office co-locations. In addition, New Edge has access under wholesale agreements to additional central offices throughout the U.S. New Edge has interconnection agreements with all major local exchange carriers to lease DSL and T-1 unbundled network elements, as well as commercial services agreements with national communications companies, competitive local exchange carriers ("CLECs"), and cable and satellite service providers to provide last mile connectivity onto its network. The network provides coverage via frame relay, DSL, and/or T-1 access to service small and medium-sized businesses and carriers.

Competition

        We face significant competition in our business segment markets and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers ("ILECs"), such as Verizon, Qwest and AT&T; other competitive telecommunications companies, such as Covad, XO Holdings, Level 3 Communications, Inc. ("Level 3") and Megapath; interexchange carriers, such as Sprint Nextel; wireless and satellite service providers; and cable service providers, such as Comcast, Cox Communications, Inc., Time Warner Cable and Charter Communications, Inc. We believe the primary competitive factors in our business markets include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. The market for telecommunications services, particularly local exchange services, remains dominated by the ILECs, each of which owns the majority of the local exchange network in its respective operating region of the U.S. Each ILEC has significantly more resources available to expand its penetration within the operating regions where we compete. In addition, industry consolidation has resulted in larger competitors that may have greater economies of scale and are likely to result in the combined companies becoming even more formidable competitors. Additionally, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers.

        We also provide web hosting services to customers wishing to have an Internet or electronic commerce presence. The web hosting market is highly fragmented, has low barriers to entry and is characterized by considerable competition on price and features. We compete directly or indirectly with a number of significant companies, some of which have substantially greater market presence and greater financial, technical, marketing and other resources than we have.

Customer Service and Retention

        We believe that quality customer service and technical support increases customer satisfaction, which reduces churn. We also believe that tenured customers provide cost benefits, including reduced call center support costs and reduced bad debt expense. We provide high-quality customer service, invest in loyalty and retention efforts and continually monitor customer satisfaction for our services. Our customer support is available by chat, email, phone as well as through help sites and Internet guide files on our web sites. We have been recognized historically by organizations such as J.D. Power and Associates for ranking high in customer satisfaction for our dial-up and high-speed Internet services.

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

Internet Access Regulation

Narrowband Internet Access

        The regulatory environment for narrowband Internet access services is well established. Beginning in the 1970s, the Federal Communication Commission's ("FCC's") policy has been to classify narrowband Internet access services as "information services", which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Under this framework, ISPs are assured access to the narrowband telecommunications transmission service of telephone carriers needed to provide narrowband Internet access information services.

        One potential risk to our dial-up business would be a change to the rules governing how charges for ISP-bound traffic on telecommunications networks are levied. While Internet traffic is not subject to the FCC's carrier access charge regime, dial-up ISP bound traffic is regulated by the FCC. The FCC has established a uniform, nationwide rate for ISP-bound traffic, but these rules have been criticized by the courts and further judicial scrutiny is expected in 2009. Changes to the rules governing dial-up ISP bound traffic could impact our cost of providing this service.

Broadband Internet Access

        The FCC classifies broadband Internet access as a single, commingled information service, whether provided over DSL by telephone companies or over cable modem by cable companies. As a result, cable companies and telephone companies that offer a broadband Internet access information service are not required by the FCC to offer unaffiliated ISPs stand-alone broadband transmission. We have entered into several commercial agreements with cable and telephone companies to offer broadband access to our customers. However, if our contracts with cable companies and telephone companies were to expire and not be replaced, our broadband Internet access customer base and revenues would be adversely affected.

Broadband Internet Access Agreements

        We have commercial agreements of varying terms with network providers that provide us with the transmission needed to offer broadband Internet access. Our largest providers of broadband connectivity are AT&T and Time Warner Cable; we also have agreements with other national providers and with regional and local providers. The following summarizes the expiration dates for our agreements:

Broadband Network Provider	Contract Expiration
AT&T (formerly BellSouth Corporation)	June 2009
Qwest Corporation	November 2009
AT&T (formerly SBC Corporation)	December 2009
Comcast Corporation	December 2010
Verizon Communications Inc.	March 2011
Time Warner Cable/Bright House Networks	November 2011
Covad Communications Group Inc.	Month-to-Month

        Pursuant to its commitments made in connection with the FCC's approval of the merger of AT&T and BellSouth in 2006, AT&T will continue to offer wholesale DSL to unaffiliated ISPs, such as us, until at least through June 2010. This merger condition obligation applies to both the SBC Corporation and BellSouth Corporation subsidiaries of AT&T. During 2008, we entered into a new wholesale broadband agreement with AT&T (SBC) and are currently negotiating a new contract with AT&T (BellSouth).

        Our contract with Covad automatically renews on a month-to-month basis. In the event that Covad elects to terminate the contract, we would have a transition period to transfer our customers to other providers' networks. We are currently discussing a new contract with Covad.

Forbearance

        The Communications Act provides the FCC with the authority to not enforce, or "forbear" from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected.

        In December 2007, the FCC denied a petition by Verizon that requested the FCC forbear from certain telephone facilities leasing rules in six major east coast markets, including New York and Philadelphia. In July 2008, the FCC denied a similar forbearance petition filed by Qwest seeking regulatory relief in four major west coast markets, including Seattle and Phoenix. We opposed both the Verizon and Qwest forbearance petitions by arguing that such deregulation would have removed critical facilities necessary to provide competitive broadband access to consumer and business customers. Both Verizon and Qwest have appealed the FCC orders denying their respective requests.

        We expect significant reform to the FCC's forbearance review process in the near future. The FCC has initiated a proceeding to establish strict evidentiary and filing procedures for review of forbearance petitions.

Internet Taxation

        The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

Universal Service

        While current policy exempts broadband access services from the Universal Service Fund ("USF"), in 2009, the Congress and FCC may consider expanding the USF to include broadband Internet access services. This change could allow broadband service providers to receive a subsidy for deploying broadband in rural and underserved areas, but it will most likely require broadband service providers to contribute to the USF as well. If broadband Internet access providers become subject to USF contribution obligations, they would likely impose a USF surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to our customers, and could affect customer satisfaction or our revenues and profitability.

Consumer Protection

        Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission ("FTC") and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices.

Other Laws and Regulations

        Our business also is subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or "spam," access to various types of content by minors, anti-spyware initiatives, encryption, data protection, data retention and security breaches. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business.

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

Jurisdiction

        One regulatory issue that continues to evolve is whether state regulatory agencies have jurisdiction of VoIP services, including our nomadic-style VoIP service and our fixed line VoIP service. If courts determine that states have jurisdiction, several states are expected to levy state universal service fees and other regulatory fees on the intrastate portion of VoIP revenue. This would increase the cost of our services and adversely affect our VoIP business. In addition, if courts determine that states can regulate fixed line VoIP as a telephone service and, among other requirements, subject these services to the carrier access charge regime, our costs of providing this service would increase and our VoIP business would be adversely affected.

Regulatory Obligations

        The FCC has imposed seven distinct regulatory obligations on VoIP services that interconnect with the PSTN: (i) access to emergency calling; (ii) compliance with Communications Assistance with Law Enforcement Act (or CALEA); (iii) payments to the federal universal service fund on interstate revenue; (iv) compliance with rules for disability access; (v) payments for regulatory fees; (vi) compliance with customer proprietary network information ("CPNI") procedures; and (vii) compliance with number portability rules.

        These obligations are primarily focused on social and law enforcement policies, rather than economic regulation of the service. In each case, our service is, or we expect it will be, in compliance with these regulatory obligations, and none of these obligations materially affect our ability to provide VoIP services.

CLEC Regulation

        New Edge is a competitive local exchange carrier (or CLEC) that is licensed in most states and subject to both state and federal telecommunications regulation. CLECs, like New Edge, are dependent on certain provisions of the 1996 Telecommunications Act to procure facilities and services from ILECs that are necessary to provide their services. The business of New Edge is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from the state public utility commissions. New Edge also must contribute to state and federal universal service funds. In addition, New Edge makes use of the special access services and DSL services of ILECs and other CLECs in order to provide New Edge services to its customers.

Proprietary Rights

        Our EarthLink, PeoplePC and New Edge Networks trademarks are valuable assets to our business, and are registered trademarks in the United States. In particular, we believe the strength of the EarthLink brand among existing and potential customers is important to the success of our business. Additionally, our EarthLink, PeoplePC and New Edge Networks service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. Although we do have several patents, we do not consider these patents important to our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage. From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

        As of December 31, 2008, we had 754 employees, including 207 sales and marketing personnel, 396 operations and customer support personnel and 151 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

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

The continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations.

        Our consumer access revenues consist primarily of narrowband access revenues and broadband access revenues. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access. Consumers continue to migrate to broadband due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and "always on" connection. The pricing for broadband services has been declining, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads, videos and social networking require greater bandwidth for optimal performance, which adds to the demand for broadband access. We expect our narrowband subscriber base and revenues to continue to decline, which will adversely affect our profitability and results of operations.

        In light of this continued maturation of the market for narrowband access, we refocused our business strategy to significantly reduce our sales and marketing efforts and focus instead on retaining tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. This change has resulted in a decrease in gross subscriber additions. If we do not maintain our relationships with current customers or acquire new customers, our revenues will continue to decline and our profitability will be adversely affected. In addition, our results of operations could be adversely affected if we are unable to align operating costs with our revenue trends.

        Changes in the mix of our consumer access subscriber base, from narrowband access to broadband access, have also negatively affected our consumer access profitability. Our consumer broadband access revenues have lower gross margins due to the costs associated with delivering broadband services. Our ability to provide these services profitably is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services. The costs associated with delivering broadband services include recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband customers, such as sales and marketing and installation and hardware costs. While we continuously evaluate cost reduction opportunities associated with the delivery of broadband access services to improve our profitability, our overall profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of broadband services and costs incurred to add new broadband customers. A further change in the mix in our customer base from narrowband access to broadband access would also adversely affect our profitability and results of operations.

We face significant competition that could reduce our profitability.

        We face significant competition in the markets in which we operate and we expect this competition to intensify. The intense competition from our competitors could decrease the number of subscribers we are able to add, increase churn of our existing customers, increase operating costs or cause us to reduce prices, which would result in lower revenues and profits.

Consumer Services Segment

        Internet access services.    We operate in the Internet access services market, which is extremely competitive. We compete directly or indirectly with established online services companies, such as AOL and the Microsoft Network (MSN); national communications companies and local exchange carriers, such as AT&T, Verizon and Qwest; cable companies providing broadband access, including Time Warner Cable, Comcast, Charter Communications, Inc. and Cox Communications, Inc.; local and regional ISPs; free or value-priced ISPs, such as United Online which provides service under the brands NetZero and Juno; wireless Internet service providers; content companies, such as Yahoo! and Google; and satellite and fixed wireless service providers. Competition in the market for Internet access services is likely to continue increasing, and competition could impact the pricing of our services, sales and marketing costs to retain existing or acquire new subscribers and the number of customers that discontinue using our services, or churn.

        Prices for certain of our consumer access services, particularly our consumer broadband services, have been decreasing. We expect that we may continue to experience pricing pressures due to competition, volume-based pricing and other factors. Some providers have reduced and may continue to reduce the retail price of their Internet access services to maintain or increase their market share, which could cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offering packages; restructure service offering packages to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. Any of the above could adversely affect our revenues and profitability.

        Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. In addition, some of our competitors are able to bundle other content, services and products with Internet access services. These services include various forms of voice, data and video services and wireless communications. The ability to bundle services, as well as the financial strength and the benefits of scale enjoyed by certain of these competitors, enable them to offer services at prices that are below the prices at which we can offer comparable services.

        We believe the primary competitive factors in the Internet access service industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on these factors when compared to many Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage.

        Other services.    The companies we compete with for Internet access services also compete with us for subscribers to value-added services, such as email storage and security products. We compete for advertising revenues with major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Competition in the market for advertising services may impact the rates we charge.

        Competitors for our VoIP services include established telecommunications and cable companies; Internet access service companies; leading Internet companies; and companies that offer VoIP services as their primary business, such as Vonage. The market for VoIP services is intensely competitive and characterized by technological change.

Business Services Segment

        We build and manage private IP-based wide area networks for businesses and communications carriers. We also provide Internet access to small and medium-sized businesses. We face significant competition in these markets and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as Verizon, Qwest and AT&T; other competitive telecommunications companies, such as Covad, XO Holdings, Level 3 Communications and Megapath; interexchange carriers, such as Sprint Nextel; wireless and satellite service providers; and cable service providers, such as Comcast Corporation, Cox Communications, Inc., Time Warner Cable and Charter Communications, Inc. We believe the primary competitive factors in our business markets include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. The market for telecommunications services, particularly local exchange services, remains dominated by the ILECs, each of which owns the majority of the local exchange network in its respective operating region of the U.S. Each ILEC has significantly more resources available to expand its penetration within the operating regions where we compete. In addition, industry consolidation has resulted in larger competitors that may have greater economies of scale and are likely to result in the combined companies becoming even more formidable competitors. Additionally, new competitors such as VoIP providers and cable companies have entered the market to compete with traditional, facilities-based telecommunications services providers.

        We also provide web hosting services to customers wishing to have an Internet or electronic commerce presence. The web hosting market is highly fragmented, has low barriers to entry and is characterized by considerable competition on price and features. We compete directly or indirectly with a number of significant companies, some of which have substantially greater market presence and greater financial, technical, marketing and other resources than we have.

Adverse economic conditions may harm our business.

        Economic conditions have been deteriorating and may remain depressed for the foreseeable future. Unfavorable economic conditions, including recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. Our consumer access services are discretionary and dependent upon levels of consumer spending. In addition, we believe our small and medium-sized business customers are particularly exposed to an economic downturn. If demand for our services decreases, corporate spending for our services decreases or the downsizing by business customers of their businesses increases, our revenues would be adversely affected and churn may increase, and we may not be able to align our cost structure with a decline in our revenue. In addition, during challenging economic times our business customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable, to impair amounts capitalized as intangible assets, including goodwill, or otherwise have a material effect on our business, financial position, results of operations and cash flows.

        We are also susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our business, financial position, results of operations and cash flows.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

        During 2007 and 2008, we implemented a corporate restructuring plan under which we significantly reduced our workforce and closed or consolidated various facilities. We also completed the divestiture of our municipal wireless broadband operations. We continue to evaluate our business, and these reviews may result in additional restructuring activities. We may choose to divest certain business operations based on our management's assessment of their strategic value to our business. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of the value of purchased assets and goodwill, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits. Engaging in further restructuring activities could result in additional charges and costs, including facility exit and restructuring costs, and could adversely affect our business, financial position, results of operations and cash flows.

If we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer.

        The market for Internet and telecommunications services is characterized by changing technology, changes in customer needs and frequent new service and product introductions. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. Such changes could include acceleration of the adoption of broadband due to government funding to deploy broadband to rural areas. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs which could adversely affect our revenues and profitability.

We may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences.

        We have acquired and invested in businesses in the past, including our acquisition of New Edge. We expect to continue to evaluate and consider potential strategic transactions that we believe may complement our business, including acquisitions of businesses, technologies, services, products and other assets; acquisitions of subscriber bases from ISPs; and investments in companies that offer products and services that are complementary to our offerings or allow us to vertically integrate or grow our business. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction.

        These transactions involve significant challenges and risks including diversion of management's attention from our other businesses; the impact on employee morale and retention; the integration of new employees, business systems and technology; the need to implement controls, procedures and policies or the need to remediate significant control deficiencies that may exist at acquired companies; potential unknown liabilities; or any other unforeseen operating difficulties. These factors could adversely affect our operating results or financial condition.

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

Our business is dependent on the availability of third-party telecommunications service providers.

        Our business depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services we require, and the majority of our telecommunications services are currently purchased from a limited number of telecommunications service providers. Our principal provider for narrowband services is Level 3. Our largest providers of broadband connectivity are Time Warner Cable, AT&T, Qwest, Verizon and Covad. We also purchase lesser amounts of services from a wide variety of local, regional and other national providers. Telecommunications service providers have recently merged and may continue to merge, which would reduce the number of suppliers from which we could purchase telecommunications services.

        We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network providers on acceptable terms, renew or extend current contracts with our network providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint. Additionally, each of our network providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network providers compete with us in the market to provide consumer Internet access. Such events may cause us to incur additional costs, pay increased rates for wholesale access services, increase the retail prices of our service offerings and/or discontinue providing retail access services, any of which could adversely affect our ability to compete in the market for retail access services.

Our commercial and alliance arrangements may not be renewed, which could adversely affect our results of operations.

        A significant number of our subscribers have been generated through strategic alliances, including through our marketing alliance with Time Warner Cable and Bright House Networks. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. In addition, as our agreements expire or otherwise terminate we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to add new customers, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and a significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and revenues.

We utilize third parties for customer service and technical support and certain billing services, and our business may suffer if these third parties are unable to provide these services or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer service and technical support and billing services. We outsource a majority of customer service and technical support functions. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of service and support functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced contact center service providers utilize internationally geographically dispersed locations to provide us with customer service and technical support services, and as a result, our contact center service providers may become subject to financial, economic, and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer service and technical support services. We also utilize third parties for certain billing services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position and results of operations could suffer. In addition, as we continue to scale back our operations, our reliance on third party providers may become more concentrated as fewer providers are needed. Such increased concentration could adversely affect our business, financial position and results of operations if the third party was unable to provide the respective services.

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

        The regulatory environment relating to our business continues to evolve. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do, or could, affect our business. Our results of operations could be materially, adversely affected by future changes of legal and regulatory rights or obligations.

        Narrowband Internet access.    Currently, narrowband Internet access is classified as an "information service" and is not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic would significantly impact our costs for this service. While Internet traffic is not subject to the FCC's carrier access charge regime, dial-up ISP bound traffic is regulated by the FCC. The FCC has established a uniform, nationwide rate for ISP-bound traffic, but these rules have been criticized by the courts and further judicial scrutiny is expected in 2009. Changes to the rules governing dial-up ISP bound traffic could impact our cost of providing this service.

        Broadband Internet access.    Currently, broadband Internet access is classified as an "information service" and, as a result, cable companies and telephone companies that offer a broadband Internet access information service are not required by the FCC to offer unaffiliated ISPs stand-alone broadband transmission. Accordingly, if our contracts with cable companies and telephone companies were to expire and not be replaced, our broadband Internet access customer base and revenues would be adversely affected.

        Forbearance.    The Communications Act provides the FCC with the authority to not enforce, or "forbear" from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected.

        Tax.    The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

        Consumer protection.    Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission ("FTC") and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, Internet service providers in connection with marketing, billing, customer retention, cancellation and disclosure practices. Our services and business practices, or changes to our services and business practices could subject us to investigation or enforcement actions if we fail to adequately comply with applicable consumer protection laws.

        Universal Service.    While current policy exempts broadband access services from the Universal Service Fund ("USF"), in 2009, the Congress and FCC may consider expanding the USF to include broadband Internet access services. This change could allow broadband service providers to receive a subsidy for deploying broadband in rural and underserved areas, but it will most likely require broadband service providers to contribute to the Fund as well. If broadband Internet access providers become subject to USF contribution obligations, they would likely impose a USF surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to our customers, and could affect customer satisfaction or our revenues and profitability.

        CLEC regulation.    New Edge is a competitive local exchange carrier (or CLEC) that is licensed in most states and subject to both state and federal telecommunications regulation. CLECs, like New Edge, are dependent on certain provisions of the 1996 Telecommunications Act to procure facilities and services from incumbent local exchange carriers (or ILECs) that are necessary to provide their services. The business of New Edge is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from the state public utility commissions. New Edge also must contribute to state and federal universal service funds. In addition, New Edge makes use of the special access services and DSL services of ILECs and other CLECs in order to provide New Edge services to its customers.

        VoIP.    The current regulatory environment for VoIP services remains unclear, as the decision whether VoIP is an "information service" or "telecommunications service" is still pending. Classifying VoIP as a telecommunications service could require us to obtain a telecommunications license, comply with numerous legacy telephone regulations, and possibly subject the VoIP traffic to inter-carrier access charges, which could result in increased costs. In addition, several state regulatory agencies are seeking jurisdiction over VoIP services. If courts determine that states have jurisdiction, several states are expected to levy state universal service fees and other regulatory fees on the intrastate portion of VoIP revenue. This would increase the cost of our services and adversely affect our VoIP business. In addition, if courts determine that states can regulate fixed line VoIP as a telephone service and, among other requirements, subject these services to the carrier access charge regime, our costs of providing this service would increase and our VoIP business would be adversely affected.

        Other laws and regulations.    Our business also is subject to a variety of other U.S. laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or "spam," access to various types of content by minors, anti-spyware initiatives, encryption, data protection, data retention and security breaches. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services.

        Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. We strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies. However, any failure or perceived failure to comply with these laws, regulations or policies may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

        In addition, as our services are web-based, we store a substantial amount of data on our servers for customers (including personal information). Any systems failure or compromise of our security that results in the release of our users' data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches.

We may not be able to protect our intellectual property.

        We regard our EarthLink, PeoplePC and New Edge Networks trademarks as valuable assets to our business. In particular, we believe the strength of the EarthLink brand among existing and potential customers is important to the success of our business. Additionally, our EarthLink, PeoplePC and New Edge Networks service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

        From time to time, third parties have alleged that we infringe on their intellectual property rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time-consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we are unable to successfully defend against legal actions, we could face substantial liabilities.

        We are currently a party to various legal actions, including consumer class action and patent litigation. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our results of operations.

Our business depends on effective business support systems, processes and personnel.

        Our business relies on our complex data, billing and other operational and financial reporting and control systems. To effectively manage our technical support infrastructure, we will need to continue to maintain our data, billing, and other operational and financial systems, procedures and controls, which can be costly. If we are unable to maintain our systems in an effective manner, our business may be adversely affected.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

        Our business depends on our ability to effectively attract, hire and retain highly skilled and qualified managerial, professional and technical personnel. We have implemented various reductions in workforce over the past few years, which may affect our ability to hire and retain key personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder execution of our business plan. Finally, the loss of any of our key executives could have a material adverse effect on us.

Our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business.

        Our VoIP service, including our E911 service, depends on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If our third party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. In addition, our E911 emergency service for our VoIP service is different in significant respects from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need. Delays or failures in receiving emergency services can be catastrophic. VoIP providers are not currently protected by legislation, so any resulting liability could be substantial. If interruptions or delays adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand and reputation may be negatively impacted. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

We may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.

        We have recorded goodwill and other intangible assets in connection with our acquisitions. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry.

        We recognized an impairment charge of $78.7 million during the fourth quarter of 2008 related to our Business Services segment in conjunction with our annual test of goodwill and intangible assets. As we continue to assess the ongoing expected cash flows and carrying amounts of our remaining goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize a significant impairment charge, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future.

        As of December 31, 2008, we had approximately $532.7 million of tax net operating losses for federal income tax purposes and approximately $165.9 million of tax net operating losses for state income tax purposes. The tax net operating losses for state income tax purposes began to expire in 2008 and the tax net operating losses for federal income tax purposes begin to expire in 2020. Due to uncertainties in projected future taxable income, valuation allowances have been established against a portion of our deferred tax assets for book accounting purposes.

        Our future income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

        Currently, our tax net operating losses can accumulate and be used to offset any of our future taxable income. However, an "ownership change" that occurs during a "testing period" (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate. In general, future stock transactions and the timing of such transactions could cause an "ownership change" for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us (including but not limited to issuances upon future conversion of our outstanding convertible senior notes), and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control. Calculations of an "ownership change" under Section 382 are complex and to some extent are dependent on information that is not publicly available. The risk of an "ownership change" occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/or current five percent stockholders increase their interest. Due to this risk, we monitor our purchases of additional shares of our common stock.

Our stock price has been volatile historically and may continue to be volatile.

        The trading price of our common stock has been and may continue to be subject to fluctuations, in particular due to deteriorating economic conditions. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in results of operations; announcements of new products, services or pricing by us or our competitors; the emergence of new competing technologies; developments in our business strategy; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in the markets in which we operate or general economic conditions.

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

        As of December 31, 2008, we had $258.8 million of indebtedness outstanding due to the issuance of our 3.25% Convertible Senior Notes Due 2026 (the "Notes") in November 2006. Our indebtedness could have important consequences to us. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our business activities;

  •
  limit our ability to secure additional financing, if necessary;

  •
  increase our vulnerability to general adverse economic and industry conditions; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

        Holders of the Notes have the right to require us to repurchase the Notes on November 15, 2011, November 15, 2016 and November 15, 2021 or upon the occurrence of a fundamental change prior to maturity. Upon conversion of the Notes, we are required to deliver cash equal to the lesser of the aggregate principal amount of the Notes to be converted and the total conversion obligation. We may use cash, shares of common stock or a combination thereof, at our option, for the remainder, if any, of the conversion obligation. We may not have sufficient funds to make the required cash payment upon conversion or to purchase or repurchase the Notes in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, the requirement to pay the fundamental change repurchase price, including the related make whole premium, may discourage a change in control of our company.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease various properties in the United States with expiration dates through 2014. We use these properties for operations, data centers and executive and administrative purposes. Our corporate headquarters is in Atlanta, Georgia where we occupy approximately 125,000 square feet under a lease that will expire in 2014. We occupy 55,000 square feet in Pasadena, California for operations and corporate offices under a lease that will expire in 2014 and 53,000 square feet in Vancouver, Washington for operations and corporate offices under a lease that will expire in 2012. We also own a data center facility in Atlanta, Georgia.

        We currently have facilities in excess of our needs as a result of our 2007 corporate restructuring plan, and have entered into or plan to enter into various sublease agreements for our unused office and technical space. We believe the facilities we are retaining are suitable and adequate for our business operations. For additional information regarding our obligations under property leases, see Note 15 in our Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        We are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the quarter ended December 31, 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "ELNK." The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	EarthLink, Inc.
	High	Low
Year Ended December 31, 2007
First Quarter	$7.61	$6.61
Second Quarter	8.36	7.07
Third Quarter	8.31	5.90
Fourth Quarter	8.23	6.47
Year Ended December 31, 2008
First Quarter	$7.94	$6.23
Second Quarter	10.16	7.51
Third Quarter	9.78	7.25
Fourth Quarter	8.41	5.52
Year Ending December 31, 2009
First Quarter (through January 30, 2009)	$7.66	$6.67

        The last reported sale price of our common stock on the Nasdaq Global Market on January 30, 2009 was $7.53 per share.

Holders

        There were approximately 1,804 holders of record of our common stock on January 30, 2009.

Dividends

        We have never declared or paid cash dividends on our common stock. Our Board of Directors will determine our future dividend policy. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Performance Graph

        The following indexed line graph indicates our total return to stockholders from December 31, 2003 to December 31, 2008, as compared to the total return for the Nasdaq Global Market and the Morgan Stanley Internet Index for the same period. The calculations in the graph assume that $100 was invested on December 31, 2003 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
EarthLink, Inc.	100.0	115.2	111.1	71.0	70.7	67.6
Nasdaq Global Market	100.0	108.6	110.1	120.6	132.4	78.7
Morgan Stanley Internet Index	100.0	114.2	115.1	125.9	166.9	90.3

Item 6.    Selected Financial Data.

        The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,382,202	$1,290,072	$1,301,072	$1,215,994	$955,577
Operating costs and expenses(1)(2)	1,271,444	1,125,576	1,205,431	1,167,960	790,970
Income from operations	110,758	164,496	95,641	48,034	164,607
Income (loss) from continuing operations	111,009	142,780	24,986	(54,795)	198,118
Loss from discontinued operations(3)	—	—	(19,999)	(80,302)	(8,506)
Net income (loss)	111,009	142,780	4,987	(135,097)	189,612
Basic net income (loss) per share
Continuing operations	$0.72	$1.04	$0.19	$(0.45)	$1.81
Discontinued operations	—	—	(0.16)	(0.66)	(0.08)

Basic net income (loss) per share	$0.72	$1.04	$0.04	$(1.11)	$1.73

Diluted net income (loss) per share
Continuing operations	$0.70	$1.02	$0.19	$(0.45)	$1.78
Discontinued operations	—	—	(0.15)	(0.66)	(0.08)

Diluted net income (loss) per share	$0.70	$1.02	$0.04	$(1.11)	$1.71

Basic weighted average common shares outstanding	154,233	137,080	128,790	121,633	109,531

Diluted weighted average common shares outstanding	157,815	139,950	130,583	121,633	111,051

Cash flow data:
Cash provided by operating activities	$188,152	$188,704	$115,249	88,789	230,612
Cash (used in) provided by investing activities	(69,070)	(65,081)	(283,064)	13,936	107,124
Cash (used in) provided by financing activities	(108,912)	(169,239)	152,890	(87,267)	(24,999)

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$218,910	$173,294	$158,369	$173,827	$486,564
Investments in marketable securities	312,060	248,825	236,407	114,768	47,809

Cash and marketable securities	530,970	422,119	394,776	288,595	534,373
Total assets	805,450	749,149	968,039	734,493	846,893
Long-term debt, including long-term portion of capital leases	287	1,067	258,984	258,875	258,750
Total liabilities	257,843	227,285	509,375	473,020	398,408
Accumulated deficit	(1,192,762)	(1,049,982)	(1,044,995)	(1,184,119)	(994,507)
Stockholders' equity	547,607	521,864	458,664	261,473	448,485

(1)
Operating costs and expenses for the year ended December 31, 2008 includes a $78.7 million non-cash impairment charge related to goodwill and certain intangible assets of New Edge in the Company's Business Services segment. EarthLink concluded the carrying value of these assets were impaired in conjunction with its annual test of goodwill and intangible assets deemed to have indefinite lives as well as an updating of its long-term outlook.

(2)
During the year ended December 31, 2008, EarthLink released approximately $65.6 million of its valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which the Company determined, in accordance with SFAS No. 109, it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future. Of the total valuation allowance release, $56.1 million was recorded as an income tax benefit in the Statement of Operations and $9.5 million related to acquired net operating losses and reduced goodwill on the Consolidated Balance Sheet

(3)
In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company's strategic direction and the Company's Board of Directors authorized management to pursue the divestiture of the Company's municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband operations as discontinued operations for all periods presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this Annual Report include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we face significant competition which could reduce our profitability; (3) that adverse economic conditions may harm our business; (4) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that our commercial and alliance arrangements may not be renewed, which could adversely affect our results of operations; (9) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could adversely affect our business or force us to change our business practices; (12) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (13) that we may not be able to protect our intellectual property; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (19) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (20) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (21) that our stock price has been volatile historically and may continue to be volatile; (22) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (23) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Overview

        EarthLink, Inc. is an Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as search, advertising and ancillary services sold as add-on features to our Internet access services. In addition, through our wholly-owned subsidiary, New Edge Networks ("New Edge"), we build and manage private IP-based wide area networks for businesses and communications carriers.

        We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice-over-Internet Protocol ("VoIP") services, among others. Our Business Services segment provides integrated communications services, dedicated Internet access and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others.

Business Strategy

        Our business strategy is to focus on customer retention, operational efficiency and opportunities for growth.

  •
  Customer Retention.  We are focused on retaining our existing tenured customers. We believe focusing on the customer relationship increases loyalty and reduces churn. We also believe that these tenured customers provide cost benefits, including reduced call center support costs and reduced bad debt expense. We continue to focus on offering our access services with high-quality customer service and technical support.

  •
  Operational Efficiency.  We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. We are focused on delivering our services more cost effectively by reducing and more efficiently handling the number of calls to contact centers, managing cost-effective outsourcing opportunities, managing our network costs and streamlining our internal processes and operations.

  •
  Opportunities for Growth.  In response to changes in our business, we have significantly reduced our sales and marketing spending. However, we continue to seek to add customers that generate an acceptable rate of return and increase the number of subscribers we add through alliances, partnerships and acquisitions from other ISPs. We also continue to evaluate potential strategic transactions that could complement our business.

        In response to declining revenues, changes in our industry and changes in consumer behavior, we implemented a restructuring plan ("the 2007 Plan") to reduce operating costs and improve the efficiency of our organization. Under the 2007 Plan, we significantly reduced employees, closed or consolidated certain facilities, discontinued certain projects and reduced sales and marketing efforts. The 2007 Plan was implemented during 2007 and completed during 2008. The strategies noted above represent the future plans for our business. The primary challenges we face in executing our business strategy are managing the rate of decline in our revenues, responding to competition, reducing churn, implementing cost reduction initiatives, purchasing cost-effective wholesale broadband access and adding customers that generate an acceptable rate of return. The factors we believe are instrumental to the achievement of our business strategy, may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

        The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based networks); and web hosting services. We also earn revenues from value-added services, which include search revenues; advertising revenues; revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Broadband access revenues consist of fees charged for high-speed access services; fees charged for managing private IP-based networks; fees charged for VoIP services; usage fees; activation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to customers wishing to have a web or e-commerce presence. Value-added services revenues consist of fees charged for paid placements for searches; delivering traffic to EarthLink's partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners' products and services in EarthLink's various online properties and electronic publications; referring EarthLink customers to partners' products and services; and monthly fees charged for ancillary services.

Trends in our Business

        Consumer services.    We operate in the Internet access market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. Consumers continue to migrate from dial-up to broadband access service due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and "always on" connection. The pricing for broadband services has been declining, making it a more viable option for consumers that continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads, videos and social networking require greater bandwidth for optimal performance, which adds to the demand for broadband access. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access.

        In light of this continued maturation of the market for narrowband access, we refocused our business strategy to significantly reduce our sales and marketing efforts and focus instead on retaining tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. This change has resulted in a decrease in gross subscriber additions, which we expect will continue. However, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured. We have already experienced an improvement in consumer subscriber churn rates during the year ended December 31, 2008 compared to the prior year. However, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn, and we may not be able to align our cost structure with a decline in our revenue.

        Consistent with trends in the Internet access industry, the mix of our consumer access subscriber base has been shifting from narrowband access to broadband access customers. Consumer broadband access revenues have lower gross margins than narrowband revenues due to the costs associated with delivering broadband services. This change in mix has negatively affected our profitability and we expect this trend to continue as broadband subscribers continue to become a greater proportion of our consumer access subscriber base. However, our consumer broadband access customers also have lower churn rates than our consumer narrowband access customers. As such, we expect to realize benefits from a more tenured subscriber base, such as reduced support costs and lower bad debt expense.

        Business services.    The markets in which we operate our business services are characterized by industry consolidation, the emergence of new technologies, intense competition and evolving regulatory standards. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers. Our business has become more focused on end users as a result of mergers in the telecommunications industry. In addition, our small and medium-sized business customers, including retail businesses, are particularly exposed to an economic downturn. Our churn rates for business services customers increased during the year ended December 31, 2008 as a result of downsizing, retail store closures and other business issues resulting from the recent economic downturn. We expect continued pressure on revenue and churn rates for our business services, especially given the state of the economy. However, we will seek to align our cost structure with trends in our revenue.

        We recognized an impairment charge of $78.7 million during the fourth quarter of 2008 related to our Business Services segment in conjunction with our annual test of goodwill and intangible assets. The primary factor contributing to the impairment charge was the recent significant economic downturn, which resulted in management updating its long-range financial outlook. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and other intangible assets are assessed, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment, could cause us to realize an additional impairment charge.

2008 Highlights

        Total revenues decreased $260.4 million, or 21%, from the year ended December 31, 2007 to the year ended December 31, 2008, as our subscriber base decreased from approximately 3.9 million paying subscribers as of December 31, 2007 to approximately 2.8 million paying subscribers as of December 31, 2008. The decrease in subscribers was attributable to the change in our business strategy to reduce sales and marketing activities, as well as the continuing maturation of the narrowband Internet access market. Operating expenses decreased during the year ended December 31, 2008 compared to the prior year period primarily due to a reduction in costs to acquire new subscribers and a decrease in support costs due to fewer customers and a more tenured subscriber base. We recognized income from continuing operations of $198.1 million during the year ended December 31, 2008 compared to a loss from continuing operations of $54.8 million during the year ended December 31, 2007. The improvement was due to the decrease in total operating costs and expenses, as described above; a decrease in net losses of HELIO, as we discontinued recording equity method losses during 2007; a decrease in facility exit and restructuring costs as our restructuring plan was primarily implemented in the prior year; and an increase in our income tax benefit, primarily the result of the release of a portion of our valuation allowance against our deferred tax assets. These improvements were offset by the decrease in revenues, as described above; an increase in impairment of goodwill and intangible assets, due to a $78.7 million impairment charge for goodwill and intangible assets in connection with our annual impairment test during the fourth quarter of 2008; and a decrease in interest income.

Looking Ahead

        We expect total revenues to continue to decrease during 2009 as we continue to reduce our sales and marketing efforts, and as the market for Internet access continues to mature. We also expect cost savings associated with our decreased sales and marketing activities and decreased support costs from a lower and more tenured customer base to offset some of the decline in our revenues. However, we do not anticipate the large-scale cost reduction opportunities that we have experienced during the year ended December 31, 2008. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability. We also expect economic conditions to put continued pressure on revenue and churn rates for our business services, and may also impact revenue and churn for our consumer services. Although we expect to seek to align our cost structure with trends in our revenue, we may not be be able to reduce our cost structure to the same extent as our revenue decline.

Joint Venture

        We had a joint venture with SK Telecom Co., Ltd. ("SK Telecom"), HELIO. HELIO was a non-facilities-based mobile virtual network operator (MVNO) offering mobile communications services and handsets to consumers in the U.S. HELIO was formed in March 2005 and began offering its products and services in April 2006. As of December 31, 2007, we had an approximate 31% economic ownership interest and 33% voting interest in HELIO, while SK Telecom had an approximate 65% economic ownership interest and 67% voting interest in HELIO. In August 2008, Virgin Mobile USA, Inc. ("Virgin Mobile") acquired HELIO. Our investment in HELIO was exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result, we no longer have an investment in HELIO and have an approximate 2% ownership interest in Virgin Mobile.

Acquisition

        In April 2006, we acquired New Edge. The acquisition of New Edge expanded our service offerings for businesses and communications carriers. Under the terms of the merger agreement, we acquired 100% of New Edge in a merger transaction for 1.7 million shares of EarthLink common stock and $108.7 million in net cash, including cash to be used to satisfy certain New Edge liabilities and direct transaction costs. In July 2007, approximately 0.8 million shares of EarthLink, Inc. common stock that had been held in escrow were returned to us. New Edge is included in our Business Services segment.

Key Operating Metrics

        We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user ("ARPU") are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	December 31, 2006	December 31, 2007	December 31, 2008
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	3,261,000	2,624,000	1,747,000
Broadband access subscribers	1,831,000	1,059,000	896,000

Total consumer services subscribers	5,092,000	3,683,000	2,643,000
Business Services
Narrowband access subscribers	40,000	27,000	17,000
Broadband access subscribers	69,000	66,000	59,000
Web hosting accounts	112,000	100,000	87,000

Total business services subscribers	221,000	193,000	163,000

Total subscribers at end of year	5,313,000	3,876,000	2,806,000

	Year Ended December 31,
	2006	2007	2008
Subscriber Activity
Subscribers at beginning of year	5,315,000	5,313,000	3,876,000
Gross organic subscriber additions	2,717,000	1,994,000	666,000
Acquired subscribers	162,000	65,000	8,000
Adjustment (b)	—	(753,000)	(15,000)
Churn	(2,881,000)	(2,743,000)	(1,729,000)

Subscribers at end of year	5,313,000	3,876,000	2,806,000

Churn rate (c)	4.6%	5.1%	4.4%
Consumer Services Data
Average subscribers (d)	5,124,000	4,321,000	3,130,000
ARPU (e)	$18.52	$19.77	$20.76
Churn rate (c)	4.6%	5.2%	4.4%
Business Services Data
Average subscribers (d)	212,000	207,000	179,000
ARPU (e)	$63.61	$76.62	$81.64
Churn rate (c)	2.8%	2.6%	2.8%

(a)
Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)
We had a marketing relationship with Embarq, a spin-off of Sprint Nextel Corporation's local communications business, under which EarthLink was the wholesale high-speed ISP for Embarq's local residential and small business customers. In April 2007, our wholesale contract with Embarq expired. As a result, we removed 753,000 wholesale broadband EarthLink-supported Embarq subscribers from our broadband subscriber count and total subscriber count. During the year ended December 31, 2008, we removed 15,000 additional EarthLink-supported Sprint customers from our broadband subscriber counts.

(c)
Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the year by the average subscribers for the year. Churn rate for the years ended December 31, 2007 and 2008 excludes the impact of the Embarq adjustments.

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

Results of Operations

Consolidated Results of Operations

        The following table sets forth statement of operations data for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,			2007 vs. 2006		2008 vs. 2007
	2006	2007	2008	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$1,301,072	$1,215,994	$955,577	$(85,078)	-7%	$(260,417)	-21%
Operating costs and expenses:
Cost of revenues	433,929	442,697	360,920	8,768	2%	(81,777)	-18%
Sales and marketing	390,551	291,105	98,212	(99,446)	-25%	(192,893)	-66%
Operations and customer support	243,608	221,443	136,797	(22,165)	-9%	(84,646)	-38%
General and administrative	125,558	128,412	93,878	2,854	2%	(34,534)	-27%
Amortization of intangible assets	11,902	14,672	13,349	2,770	23%	(1,323)	-9%
Impairment of goodwill and intangible assets	—	4,250	78,672	4,250	100%	74,422	*
Facility exit and restructuring costs	(117)	65,381	9,142	65,498	*	(56,239)	-86%

Total operating costs and expenses	1,205,431	1,167,960	790,970	(37,471)	-3%	(376,990)	-32%
Income from operations	95,641	48,034	164,607	(47,607)	-50%	116,573	243%
Net losses of equity affiliate	(84,782)	(111,295)	—	(26,513)	31%	111,295	-100%
Gain (loss) on investments, net	377	(5,585)	2,708	(5,962)	*	8,293	-148%
Interest income (expense) and other, net	14,636	12,824	(1,381)	(1,812)	-12%	(14,205)	-111%

Income (loss) from continuing operations before income taxes	25,872	(56,022)	165,934	(81,894)	-317%	221,956	-396%
Income tax (provision) benefit	(886)	1,227	32,184	2,113	-238%	30,957	*

Income (loss) from continuing operations	24,986	(54,795)	198,118	(79,781)	-319%	252,913	-462%
Loss from discontinued operations, net of tax	(19,999)	(80,302)	(8,506)	(60,303)	302%	71,796	-89%

Net income (loss)	$4,987	$(135,097)	$189,612	$(140,084)	*	$324,709	-240%

*
denotes percentage is not meaningful or is not calculable

Segment Results of Operations

        We have two operating segments, Consumer Services and Business Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and VoIP services, among others. Our Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others.

        We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, facility exit and restructuring costs and stock-based compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123(R), as they are not considered in the measurement of segment performance.

        The following table set forth segment data for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,			2007 vs. 2006		2008 vs. 2007
	2006	2007	2008	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$1,139,254	$1,025,408	$779,876	$(113,846)	-10%	$(245,532)	-24%
Cost of revenues	346,129	324,465	259,851	(21,664)	-6%	(64,614)	-20%

Gross margin	793,125	700,943	520,025	(92,182)	-12%	(180,918)	-26%
Direct segment operating expenses	638,350	506,975	207,236	(131,375)	-21%	(299,739)	-59%

Segment operating income	$154,775	$193,968	$312,789	$39,193	25%	$118,821	61%

Business Services
Revenues	$161,818	$190,586	$175,701	$28,768	18%	$(14,885)	-8%
Cost of revenues	87,800	118,232	101,069	30,432	35%	(17,163)	-15%

Gross margin	74,018	72,354	74,632	(1,664)	-2%	2,278	3%
Direct segment operating expenses	51,695	58,548	51,276	6,853	13%	(7,272)	-12%

Segment operating income	$22,323	$13,806	$23,356	$(8,517)	-38%	$9,550	69%

Consolidated
Revenues	$1,301,072	$1,215,994	$955,577	$(85,078)	-7%	$(260,417)	-21%
Cost of revenues	433,929	442,697	360,920	8,768	2%	(81,777)	-18%

Gross margin	867,143	773,297	594,657	(93,846)	-11%	(178,640)	-23%
Direct segment operating expenses	690,045	565,523	258,512	(124,522)	-18%	(307,011)	-54%

Segment operating income	177,098	207,774	336,145	30,676	17%	128,371	62%
Stock-based compensation expense	14,241	19,553	20,133	5,312	37%	580	3%
Amortization of intangible assets	11,902	14,672	13,349	(1,480)	-12%	2,927	28%
Impairment of goodwill and intangible assets	—	4,250	78,672	4,250	100%	74,422	*
Facility exit and restructuring costs	(117)	65,381	9,142	69,748	*	(60,489)	-87%
Other operating expenses	55,431	55,884	50,242	453	1%	(5,642)	-10%

Income from operations	$95,641	$48,034	$164,607	$(47,607)	-50%	$116,573	243%

*
denotes percentage is not meaningful or is not calculable

Revenues

        The following table presents revenues by groups of similar services and by segment for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,			2007 vs. 2006		2008 vs. 2007
	2006	2007	2008	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$1,021,620	$897,423	$682,135	$(124,197)	-12%	$(215,288)	-24%
Value-added services	117,634	127,985	97,741	10,351	9%	(30,244)	-24%

Total revenues	$1,139,254	$1,025,408	$779,876	$(113,846)	-10%	$(245,532)	-24%
Business Services
Access and service	$158,409	$187,709	$172,944	$29,300	18%	$(14,765)	-8%
Value-added services	3,409	2,877	2,757	(532)	-16%	(120)	-4%

Total revenues	$161,818	$190,586	$175,701	$28,768	18%	$(14,885)	-8%
Consolidated
Access and service	$1,180,029	$1,085,132	$855,079	$(94,897)	-8%	$(230,053)	-21%
Value-added services	121,043	130,862	100,498	9,819	8%	(30,364)	-23%

Total revenues	$1,301,072	$1,215,994	$955,577	$(85,078)	-7%	$(260,417)	-21%

Consolidated revenues

        The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include search, advertising and ancillary services sold as add-on features to our access services. Total revenues were $1.3 billion, $1.2 billion and $1.0 billion during the years ended December 31, 2006, 2007 and 2008, respectively. The decreases over the past three years were primarily due to decreases in consumer services revenues resulting from decreases in average consumer subscribers, which were approximately 5.1 million, 4.3 million and 3.1 million during the years ended December 31, 2006, 2007 and 2008, respectively. These decreases were driven primarily by narrowband subscribers. Also contributing to the decrease during the year ended December 31, 2007 was the removal of 753,000 Embarq subscribers. Offsetting the decrease during the year ended December 31, 2007 was an increase in business services revenue, primarily due to our acquisition of New Edge in April 2006. Business services revenue decreased during the year ended December 31, 2008 due to a decrease in average business subscribers.

Consumer services revenues

        Access and service.    Consumer access and service revenues consist of narrowband access, broadband access and VoIP services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly fees charged for high-speed access services including DSL and cable; monthly fees charged for VoIP services; usage fees; activation fees; termination fees; and fees for equipment.

        Consumer access and service revenues decreased $124.2 million, or 12%, from the year ended December 31, 2006 to the year ended December 31, 2007. The decrease in consumer access and service revenues was primarily due to decreases in narrowband access and broadband access revenues, offset by an increase in VoIP revenues. Narrowband access and service revenues decreased due to maturation and competition in the market for narrowband Internet access, which resulted in average consumer narrowband subscribers decreasing from 3.4 million during the year ended December 31, 2006 to 3.0 million during the year ended December 31, 2007. Also contributing to the decrease in narrowband access and service revenues was a shift in the mix of our narrowband subscriber base from premium narrowband access services to value narrowband services, as average PeoplePC access subscribers represented approximately 42% and 50% of our average consumer narrowband customer base during the years ended December 31, 2006 and 2007, respectively. Broadband access and service revenues decreased due to general declines in retail DSL prices, the increased use of promotional pricing for our service offerings and the removal of 753,000 Embarq subscribers from our subscriber count effective April 2007. Average consumer broadband subscribers decreased from 1.7 million during the year ended December 31, 2006 to 1.3 million during the year ended December 31, 2007. VoIP revenues increased due to an increase in average VoIP subscribers, from 22,000 during the year ended December 31, 2006 to 58,000 during the year ended December 31, 2007, resulting from the launch of EarthLink DSL and Home Phone Service during 2006.

        Consumer access and service revenues decreased $215.3 million, or 24%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease in consumer access and service revenues was primarily due to decreases in narrowband access and broadband access revenues. Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers resulting from the change in our business strategy and the continued maturation and ongoing competitiveness of the market for narrowband Internet access. During 2008, we reduced sales and marketing efforts that resulted in adding customers that did not provide an acceptable rate of return or that had a pattern of early life churn. We are focusing our efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. Average consumer narrowband subscribers decreased from 3.0 million during the year ended December 31, 2007 to 2.1 million during the year ended December 31, 2008. Our value-priced narrowband services comprised a larger proportion of this decrease, as average PeoplePC access subscribers decreased from approximately 50% of our average consumer narrowband customer base during the year ended Decemebr 31, 2007 to 47% during the year ended December 31, 2008. Broadband access revenues decreased due to a decline in average broadband subscribers resulting from the change in our business strategy and the removal of 753,000 Embarq subscribers effective April 2007. Average consumer broadband subscribers decreased from 1.3 million during the year ended December 31, 2007 to 0.9 million during the year ended December 31, 2008.

        We expect our consumer access and service subscriber base to continue to decrease due to the change in our business strategy and due to the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

        Value-added services revenues.    Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting and email storage; search revenues; advertising revenues; and revenues from home networking products and services. We derive these revenues by paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transactions; advertising our partners' products and services in our various online properties and electronic publications; referring our customers to our partners' products and services; and monthly fees charged for ancillary services.

        Value-added services revenues increased $10.4 million, or 9%, from the year ended December 31, 2006 to the year ended December 31, 2007. The increase was due primarily to increases in sales of security products, anti-spam products and premium mail products.

        Value-added services revenues decreased $30.2 million, or 24%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease was due primarily to decreases in search advertising revenues and in partnership advertising revenues, as a result of the decrease in total average consumer subscribers, from 4.3 million during the year ended December 31, 2007 to 3.1 million during the year ended December 31, 2008. The decrease in subscribers also caused sales of ancillary services to decrease. However, offsetting this decrease was an increase in subscription revenue per subscriber. We expect our value-added services revenues to decrease during 2009 as our subscriber base decreases.

Business services revenues

        The primary component of business services revenues is access and service revenues, and includes New Edge access and service revenues. Business access and service revenues consist of fees charged for business Internet access services; fees charged for managed private IP-based wide area networks; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Business access and service revenues also consist of web hosting revenues from leasing server space and providing web services to customers wishing to have a web or e-commerce presence on the Internet. We sell our services to end-user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Our wholesale customers consist primarily of telecommunications carriers. Many of our end user customers are retail businesses.

        Business access and service revenues increased $29.3 million, or 18%, from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to increases in average business access and service subscribers and business access and service ARPU, which resulted from our acquisition of New Edge in April 2006. Offsetting these increases was a decrease in web hosting revenues primarily due to a decrease in average web hosting accounts.

        Business access and service revenues decreased $14.8 million, or 8%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease was primarily due to a decrease in average business access and service subscribers, comprised of decreases in average web hosting accounts, average New Edge customers and average business narrowband customers. Our wholesale business was also negatively impacted by consolidation in the telecommunications industry. In addition, our small and medium-sized business customers are particularly exposed to an economic downturn. Our churn rates for business services customers increased during the year ended December 31, 2008 as a result of our customers experiencing downsizing, retail store closures and other business issues resulting from the recent economic downturn.

        We expect continued pressure on revenue and churn rates for our business services, especially given the state of the economy. However, we expect to continue to seek opportunities to align our cost structure with trends in our revenue.

Cost of revenues

        Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc. Our largest providers of broadband connectivity are Time Warner Cable, AT&T, Qwest Coporation, Verizon Communications, Inc. and Covad Communications Group, Inc. ("Covad"). We also do lesser amounts of business with a wide variety of local, regional and other national providers. Cost of revenues also includes sales incentives. We offer sales incentives such as free modems and Internet access on a trial basis.

        Total cost of revenues increased $8.8 million, or 2%, from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was comprised of a $30.4 million increase in business services cost of revenue, offset by a $21.7 million decrease in consumer services cost of revenues. Business services cost of revenues increased as a result of our acquisition of New Edge, which resulted in an increase in subscribers as well as an increase in our average monthly cost per subscriber. Consumer services cost of revenues decreased due to the decrease in average consumer subscribers. This was offset by an increase in sales incentives due to an increase in modems and other equipment provided to customers for VoIP services resulting from the increase in VoIP subscribers.

        Total cost of revenues decreased $81.8 million, or 18%, from the year ended December 31, 2007 to the year ended December 31, 2008. This decrease was comprised of a $64.6 million decrease in consumer services cost of revenues and $17.2 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers as a result of our refocused strategy. Also contributing to the decrease was a decline in sales incentives resulting from fewer gross subscriber additions during the year ended December 31, 2008, as we reduced our customer acquisition activities. Offsetting this decrease was an increase in average consumer cost per subscriber due to a greater proportion of our consumer subscriber base consisting of broadband subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers and a decrease in average monthly costs per subscriber, primarily as a result of a decrease in New Edge cost of revenues due to more favorable agreements with telecommunications service providers.

        We expect cost of revenues to decrease as our subscriber base decreases. We also expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our average monthly cost per subscriber. However, we will continue to seek cost efficiencies by managing our network and associated expenses, including network consolidation and entering into more favorable agreements with network providers.

Sales and marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers and compensation and related costs (including stock-based compensation).

        Sales and marketing expenses decreased $99.4 million, or 25%, from the year ended December 31, 2006 to the year ended December 31, 2007. The decrease resulted from decreased spending for customers that had high acquisition costs and early life churn and benefits from the 2007 Plan, which reduced costs and improved the efficiency of our operations. This decrease was offset by an increase in sales and marketing expenses due to the inclusion of New Edge sales and marketing expenses for the full year.

        Sales and marketing expenses decreased $192.9 million, or 66%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease consisted primarily of a decrease in advertising and promotions expense, personnel-related costs and outsourced labor resulting from the change in our business strategy and continued benefits from the 2007 Plan.

        Although we expect to continue to realize benefits as we scale back sales and marketing efforts in connection with our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities in 2009 that we have experienced during the years ended December 31, 2007 and 2008.

Operations and customer support

        Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

        Operations and customer support expenses decreased $22.2 million, or 9%, from the year ended December 31, 2006 to the year ended December 31, 2007. The decrease in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor, professional fees and occupancy costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan. Offsetting this decrease was an increase in operations and customer support expenses due to the inclusion of New Edge operations and customer support expenses for the full year.

        Operations and customer support expenses decreased $84.6 million, or 38%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor, professional fees and occupancy costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan, and a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and as our tenured customers require less customer service and technical support.

        Although we expect operations and customer support expenses to continue to decrease during 2009 as a result of our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we have experienced during the year ended December 31, 2008.

General and administrative

        General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

        General and administrative expenses increased $2.9 million, or 2%, from the year ended December 31, 2006 to the year ended December 31, 2007. The increase during the year ended December 31, 2007 was primarily due to $6.4 million of cash and non-cash compensation expense related to the death of our former Chief Executive Officer, Charles G. Betty. Offsetting this increase was a decrease in general and administrative expenses, primarily personnel-related costs, as we began to implement plans to reduce our cost structure during the latter half of 2007. Mr. Betty passed away on January 2, 2007. During the year ended December 31, 2007, we recorded stock-based compensation expense of $3.5 million related to the accelerated vesting of 1.1 million stock options and 0.1 million restricted stock units and recorded stock-based compensation expense of $1.4 million related to the extension of the exercise period for Mr. Betty's stock options. We also recorded $1.5 million of compensation expense for a payment to Mr. Betty's estate in accordance with his employment agreement.

        General and administrative expenses decreased $34.5 million, or 27%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease in general and administrative expenses consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs, professional and legal fees, and stock-based compensation expense. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of more tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs, professional and legal fees was attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan.

        Although we expect general and administrative expenses to continue to decrease in 2009 as a result our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we have experienced during the year ended December 31, 2008.

Amortization of intangible assets

        Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets increased $2.8 million, or 23%, from the year ended December 31, 2006 to the year ended December 31, 2007. The increase in amortization of intangible assets during the year ended December 31, 2007 was primarily due to amortization of identifiable definite-lived intangible assets resulting from the acquisition of New Edge in April 2006, and from acquisitions of subscriber bases from ISPs during the year. Amortization of intangible assets decreased $1.3 million, or 9%, from the year ended December 31, 2007 to the year ended December 31, 2008. The decrease in amortization of intangible assets during the year ended December 31,

2008 was primarily due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Impairment of goodwill and intangible assets

        During the years ended December 31, 2007 and 2008, we recorded non-cash impairment charges for goodwill and intangible assets of $4.3 million and $78.7 million, respectively. We did not recognize any impairment losses during the year ended December 31, 2006. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets must be tested for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        After conducting our annual impairment test during the fourth quarter of 2008, we concluded that goodwill and certain intangible assets recorded as a result of our April 2006 acquisition of New Edge were impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill, $3.1 million for the indefinite-lived trade name and $11.6 million for customer relationships. The impairment charge was recorded in accordance with SFAS No. 142 with respect to goodwill and trade name, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," with respect to the customer relationships. The primary factor contributing to the impairment charge was the recent significant economic downturn. New Edge serves a large percentage of small and medium-sized business customers, especially retail businesses, which have been particularly affected by the recent economic downturn. Economic conditions affecting retail businesses worsened substantially during the "holiday season" in the fourth quarter of 2008. As a result, management updated its long-range financial outlook which reflected decreased expectations of future growth rates and cash flows for New Edge. We used this updated financial outlook in conjunction with our annual impairment test.

        Goodwill.    Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. Although we operate two reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Consumer Services and Business Services, we have identified three reporting units for evaluating goodwill in accordance with SFAS No. 142, which are Consumer Services, New Edge and Web Hosting. The Consumer Services reportable segment is one reporting unit, while the Business Services reportable segment consists of two reporting units, New Edge and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

        The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that included the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated by using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit.

        Upon completion of the first step of the impairment test, we determined that the carrying value of our New Edge reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this reporting unit, we performed the second step of the test required under SFAS No. 142. In accordance with SFAS No. 142, we determined the implied fair value of goodwill in the same manner used to recognize goodwill in a business combination. To determine the implied value of goodwill, we allocated fair values to the assets and liabilities of the New Edge reporting unit as of October 1, 2008. We calculated the implied fair value of goodwill as the excess of the fair value of the New Edge reporting unit over the amounts assigned to its assets and liabilities. We determined the $64.0 million impairment loss as the amount by which the carrying value of goodwill exceeded the implied fair value of the goodwill.

        Indefinite-lived intangible assets.    The impairment test for our indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. We determined the fair value of our trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that we are saving by owning the asset. Given the current economic environment and other factors noted above, we decreased our estimates for revenues associated with our New Edge trade name. As a result, we recorded a non-cash impairment charge of $3.1 million during the year ended December 31, 2008 related to our New Edge trade name. We also recorded a non-cash impairment charge of $4.3 million during the year ended December 31, 2007 related to the analysis of our indefinite-lived trade names.

        Definite-lived intangible assets.    As a result of the goodwill and indefinite-lived asset impairments in the New Edge reporting unit, we also tested this segment's definite-lived intangible assets for impairment pursuant to SFAS No. 144. Because of the decrease in expected future cash from such definite-lived intangible assets, we concluded certain customer relationships were not fully recoverable and recorded a non-cash impairment charge of $11.6 million during the year ended December 31, 2008.

Facility exit and restructuring costs

        Facility exit and restructuring costs consisted of the following during the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
2007 Restructuring Plan
Severance and personnel-related costs	$—	$30,303	$461
Lease termination and facilities-related costs	—	12,216	4,808
Non-cash asset impairments	—	20,621	4,125
Other associated costs	—	1,131	—

	—	64,271	9,394
Legacy Restructuring Plans	(117)	1,110	(252)

Total facility exit and restructuring costs	$(117)	$65,381	$9,142

        2007 Restructuring Plan.    In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and completed during 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $64.3 million and $9.4 million during the years ended December 31, 2007 and 2008, respectively. The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to us. Management continues to evaluate our business and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

        Legacy Restructuring Plans.    During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit and restructuring costs. During the years ended December 31, 2006 and 2008, we recorded a $0.1 million and $0.3 million reduction, respectively, to facility exit and restructuring costs and during the year ended December 31, 2007, we recorded $1.1 million of facility exit and restructuring costs as a result of changes in estimates for Legacy Plans.

Net losses of equity affiliate

        We accounted for our investment in HELIO under the equity method of accounting because we were able to exert significant influence over HELIO's operating and financial policies. Accordingly, we recorded our proportionate share of HELIO's net losses. These equity method losses were offset by increases in the carrying value of our investment associated with amortizing the difference between the carrying value and fair value of non-cash assets contributed to HELIO.

        Net losses of equity affiliate for the years ended December 31, 2006 and 2007 of $84.8 million and $111.3 million, respectively, included our proportionate share of HELIO's net losses offset by amortization associated with recognizing the difference between the carrying value and fair value of non-cash assets contributed. HELIO's net loss increased during the year ended December 31, 2007 due to the start-up nature of HELIO's operations and HELIO's product launches. During the year ended December 31, 2007, we stopped recording additional net losses of equity affiliate because the carrying value of our investment in HELIO was reduced to zero. As a result, we did not record any net losses of equity affiliate during the year ended December 31, 2008. In August 2008, Virgin Mobile acquired HELIO and our investment in HELIO was exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock.

Gain (loss) on investments, net

        During the year ended December 31, 2006, we recognized a gain on investments of $0.4 million. This consisted of $0.4 million in cash distributions from eCompanies Venture Group, L.P. ("EVG"), a limited partnership that has invested in domestic emerging Internet-related companies. During the year ended December 31, 2007, we recognized a net loss on investments of $5.6 million. This consisted of $7.1 million of impairment losses due to declines in the values of certain investments in other companies deemed to be other than temporary and $1.6 million in cash distributions from EVG. During the year ended December 31, 2008, we recognized a net gain on investments of $2.7 million. This consisted of a gain of $2.0 million from the sale of our Covad common stock to Platinum Equity, LLC and a net gain of $1.5 million related to our Virgin Mobile investment, offset by a $0.7 million impairment loss due to a decline in the value of our investments in other companies deemed to be other than temporary and a net loss of $0.1 million related to our auction rate securities (as described below). The net gain related to our Virgin Mobile investment consisted of a $4.4 million gain recognized upon receipt of our Virgin Mobile shares for our HELIO investment, offset by a $2.9 million impairment loss due to a decline in the value of our Virgin Mobile investment deemed to be other than temporary. All of these transactions were recorded as gain (loss) on investments, net, in the Consolidated Statements of Operations.

        As of December 31, 2008, we held auction rate securities with a carrying value and fair value of $47.8 million. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as "put right'). In the fourth quarter of 2008, we recorded an other-than-temporary impairment of $9.9 million to reflect the auction rate securities at their fair value, as we no longer have the intent to hold the securities until maturity. We also elected a one-time transfer of our auction rate securities from the available-for-sale category to the trading category. We recorded the value of the put right as a long-term investment in our Consolidated Balance Sheet with a corresponding $9.8 million gain on investments in the Consolidated Statement of Operations. We elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis. The other-than-temporary impairment, net of the gain on the put right, was $0.1 million during the year ended December 31, 2008 and is included in gain (loss) on investments, net, in the Consolidated Statement of Operations.

Interest income (expense) and other, net

        Interest income (expense) and other, net, is primarily comprised of interest earned on our cash, cash equivalents and marketable securities; interest earned on the Covad investment; interest expense incurred on our Convertible Senior Notes due November 15, 2026 ("Notes"); and other miscellaneous income and expense items. Interest income (expense) and other, net, decreased $1.8 million, or 12%, from the year ended December 31, 2006 to the year ended December 31, 2007. This was primarily due to interest expense incurred on the Notes, which were issued in November 2006 in a registered offering and bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter. These decreases were offset by an increase in interest earned on our cash, cash equivalents and marketable securities.

        Interest income (expense) and other, net, decreased $14.2 million from the year ended December 31, 2007 to the year ended December 31, 2008. This was primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields from deteriorating financial and credit markets. Also contributing to the decrease was the liquidation of our Covad debt investment, which was repurchased by Platinum Equity, LLC in April 2008.

Income tax (provision) benefit

        We recognized an income tax provision of $0.9 million during the year ended December 31, 2006, which primarily consisted of state income tax amounts due in jurisdictions where we do not have NOLs. We recognized an income tax benefit of $1.2 million during year ended December 31, 2007, which was primarily due to the change in the deferred tax liability related to long-lived assets. We recognized an income tax benefit of $32.2 million during year ended December 31, 2008. This consisted primarily of a benefit of $56.1 million resulting from the release of a portion of our valuation allowance against our deferred tax assets, primarily related to net operating loss carryforwards. During the year ended December 31, 2008, we determined, in accordance with SFAS No. 109, "Accounting for Income Taxes," we will more likely than not be able to utilize these deferred tax assets due to the generation of sufficient taxable income in the immediate future. Of the total $65.6 million valuation allowance release, $56.1 million was recorded as an income tax benefit in the Consolidated Statement of Operations and $9.5 million related to acquired net operating losses and reduced goodwill on the Consolidated Balance Sheet. Offsetting this benefit was an income tax provision of $23.9 million recorded during the year ended December 31, 2008. The tax provision consisted of $7.0 million state income and federal and state alternative minimum tax ("AMT") amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $16.9 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain, PeoplePC and Cidco.

        We continue to maintain a partial valuation allowance against our unrealized deferred tax assets, which include net operating loss carryforwards. We may recognize deferred tax assets in future periods when they are determined to be more likely than not realizable. To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Loss from discontinued operations, net of tax

        Loss from discontinued operations, net of tax, for the years ended December 31, 2006, 2007 and 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the divestiture of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment.

        During the year ended December 31, 2008, we transferred our municipal wireless broadband networks to Corpus Christi, TX and Milpitas, CA in exchange for releasing us from our existing network agreements. We also transferred our municipal wireless broadband networks in the city of Philadelphia, PA to a local Philadelphia company. Additionally, we terminated our municipal wireless broadband service in New Orleans, LA and Anaheim, CA and removed our network equipment from those cities. As of December 31, 2008, the divestiture of our municipal wireless broadband assets was complete.

        The following table presents summarized results of operations related to our discontinued operations for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Revenues	$195	$2,097	$1,305
Operating costs and expenses	(20,194)	(33,871)	(4,569)
Impairment, facility exit and restructuring costs	—	(48,528)	(6,326)
Income tax benefit	—	—	1,084

Loss from discontinued operations, net of tax	$(19,999)	$(80,302)	$(8,506)

        Loss from discontinued operations, net of tax, increased $60.3 million from the year ended December 31, 2006 to the year ended December 31, 2007. This was primarily due to a $27.6 million charge recorded during the year ended December 31, 2007 in accordance with SFAS No. 144 to reduce the carrying value of the long-lived assets to their fair value less estimated costs to sell. In addition, as a result of the 2007 Plan, we recorded restructuring costs of $20.9 million during the year ended December 31, 2007 related to our municipal wireless broadband operations. Loss from discontinued operations, net of tax, decreased $71.8 million from the year ended December 31, 2007 to the year ended December 31, 2008. This was primarily due to a decrease in impairment and facility exit and restructuring costs, as well as a decrease in operating costs and expenses as we discontinued our municipal wireless broadband operations during 2008.

Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123(R), "Stock-Based Compensation," which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognized expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

        Stock-based compensation expense under SFAS No. 123(R) was $14.2 million, $19.6 million and $20.1 million during the years ended December 31, 2006, 2007 and 2008, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Sales and marketing	$3,280	$3,826	$5,713
Operations and customer support	6,516	7,007	9,829
General and administrative	4,445	8,720	4,591

	$14,241	$19,553	$20,133

Facility Exit and Restructuring Costs

        2007 Plan.    We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Other Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)

Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)

Balance as of December 31, 2008	$—	$16,694	$—	$—	$16,694

        Legacy Plans.    As of December 31, 2008, we had $1.4 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

        The following table sets forth summarized cash flow data for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Net income (loss)	$4,987	$(135,097)	$189,612
Non-cash items	169,207	253,716	99,794
Changes in working capital	(58,945)	(29,830)	(58,794)

Net cash provided by operating activities	$115,249	$88,789	$230,612

Net cash (used in) provided by investing activities	$(283,064)	$13,936	$107,124

Net cash provided by (used in) financing activities	$152,890	$(87,267)	$(24,999)

Operating activities

        Net cash provided by operating activities decreased $26.5 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was primarily due to a decrease in revenues. However, this was offset by a decrease in operating costs and expenses as we began to realize benefits from the 2007 Plan. In addition, cash provided by operating activities was negatively impacted during the year ended December 31, 2007 due to spending for our prior growth initiatives. Net cash provided by operating activities increased during the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily due to a decrease in costs to acquire and support new customers, a decrease in operating costs resulting from our efforts to reduce our back-office cost structure, benefits realized from the 2007 Plan and a reduction in customer support costs and bad debt expense as our overall subscriber base has decreased and become more tenured.

        Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, impairments of goodwill and intangible assets and gain (loss) on investments, net. Non-cash items increased during the year ended December 31, 2007 compared to the prior year due to an increase in net losses of equity affiliate, impairments of fixed assets resulting from the 2007 Plan, an increase in gain (loss) on investments, net, an increase in depreciation and amortization expense and an increase in stock-based compensation expense. Non-cash items decreased during the year ended December 31, 2008 compared to the prior year primarily due to a decrease in net losses of equity affiliate and an increase in non-cash income tax benefits, offset by an increase in impairment of goodwill and intangible assets.

        Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during 2007 compared to the prior year primarily due to reduced back office support and sales and marketing spending as a result of the 2007 Plan. However, cash used for working capital requirements increased during 2008 compared to the prior year primarily due to payments resulting from the 2007 Plan and from the discontinuation of our municipal wireless broadband operations.

Investing activities

        Our investing activities used cash of $283.1 million during the year ended December 31, 2006. This consisted of $108.7 million for our acquisition of New Edge; $79.0 million of cash contributions to HELIO; $50.0 million for our investment in Covad to fund the network build-out of certain VoIP services; $10.0 million for our investment in Current Communications; $38.9 million for capital expenditures, primarily associated with network and technology center related projects; and $8.9 million for acquiring subscriber bases from other companies. Partially offsetting these investing outlays were proceeds of $12.7 million from sales and maturities of investments in marketable securities, net of purchases.

        Our investing activities provided cash of $13.9 million during the year ended December 31, 2007. This consisted primarily of $122.0 million of sales and maturities of investments in marketable securities, net of purchases, and $1.6 million of distributions received from investments in other companies. These were partially offset by $53.5 million of capital expenditures, $30.0 million loaned to HELIO, $19.5 million of contributions to HELIO and $7.3 million to purchase subscriber bases from other ISPs.

        Our investing activities provided cash of $107.1 million during the year ended December 31, 2008. This consisted primarily of $57.1 million received for our Covad investment and $56.9 million of sales and maturities of investments in marketable securities, net of purchases. In April 2008, Platinum Equity, LLC acquired all outstanding shares of Covad. As a result, we received cash of $50.8 million for the aggregate principal amount of the 12% Senior Secured Convertible Notes due 2011 held by us plus accrued interest in April 2008 and we received cash of $6.3 million for our 6.1 million shares of Covad common stock in May 2008. The decreases were offset by $5.7 million of capital expenditures and $1.2 million used to purchase subscriber bases from other ISPs. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of subscriber bases and invest in and acquire other companies.

Financing activities

        Our financing activities provided cash of $152.9 million during the year ended December 31, 2006. This consisted primarily of $251.6 million from the issuance of convertible senior notes in November 2006, net of issuance costs. We also received $4.0 million in proceeds from the exercise of stock options. Partially offsetting this cash provided was $85.6 million used to repurchase 11.3 million shares of our common stock, $15.1 million used for hedging transactions to reduce the potential dilution upon conversion of our convertible senior notes, and $2.0 million used to repay a note payable. Our financing activities used cash of $87.3 million during the year ended December 31, 2007. This consisted primarily of $94.3 million used to repurchase 14.0 million shares of our common stock and $2.0 million used to repay a note payable. Partially offsetting cash used for repurchases were proceeds from the exercise of stock options of $9.5 million. Our financing activities used cash of $25.0 million during the year ended December 31, 2008. This consisted primarily of $31.9 million used to repurchase 3.8 million shares of our common stock and $2.7 million to pay off a capital lease obligation. In September 2008, we terminated our convertible note hedge and warrant agreements and we purchased approximately 2.5 million shares of common stock the counterparties held in hedge positions for approximately $22.7 million, based on the closing price of the EarthLink common stock on the termination date. Partially offsetting cash used for repurchases were proceeds of $8.1 million from the exercise of stock options.

Future Uses of Cash and Funding Sources

        Uses of cash.    We expect to continue to use cash to retain existing and acquire new subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. Finally, we may also use cash to invest in or acquire other companies, to repurchase common stock under our existing share repurchase program, to repurchase long-term debt or to pay dividends on our common stock. We have never declared or paid cash dividends on our common stock. Our Board of Directors will determine our future dividend policy. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

        Our cash requirements depend on numerous factors, including the pricing of our access services, our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage, and the level of resources used for our sales and marketing activities, among others.

        Sources of cash.    Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the year ended December 31, 2008, we generated $230.6 million in cash from operations. As of December 31, 2008, we had $486.6 million in cash and cash equivalents. In addition, we held long-term marketable securities valued at $47.8 million. Long-term marketable securities consisted of auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies and predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        We expect to generate positive cash flows from operations during the year ended December 31, 2009. Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, as a result of other investment activities and possible acquisition opportunities, we may seek additional financing in the future. We have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

        As of December 31, 2008, we had the following contractual commitments:

	Year Ending December 31,
	2009	2010	2011	2012 - 2014
	(in millions)
Operating leases (1)	$15.1	$13.5	$11.6	$30.8
Purchase commitments (2)	27.4	0.5	—	—
Long-term debt (3)	—	—	258.8	—

	$42.5	$14.0	$270.4	$30.8

  (1)
  These amounts represent base rent payments under noncancellable operating leases for facilities and equipment that expire in various years through 2014, as well as an allocation for operating expenses. Not included in these amounts is contracted sublease income of $2.5 million, $1.9 million, $0.7 million and $1.9 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.

  (2)
  We have commitments to purchase telecommunications services from third party providers under non-cancelable agreements. We also have commitments for advertising spending.

  (3)
  During November 2006, we issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the "Notes") in a registered offering. The Notes are convertible on October 15, 2011 and upon certain events. We have the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that we have made at least ten semi-annual interest payments. In addition, the holders may require us to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

Share Repurchase Program

        The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2008, we had utilized approximately $580.9 million pursuant to the authorizations and had $169.1 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

        We continue to maintain a partial valuation allowance of $256.6 million against our net deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods if they are determined to be realizable. To the extent we owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes. However, our ability to use our net operating loss carryforwards to offset future taxable income and future taxes, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

Related Party Transactions

HELIO

        As a result of our ownership interest in HELIO, HELIO was considered a related party. In August 2008, Virgin Mobile acquired HELIO and our equity and debt investments in HELIO were exchanged for limited partnership units of Virgin Mobile. EarthLink and HELIO had a services agreement pursuant to which we provided HELIO billing and other support services in exchange for management fees. The management fees were determined based on our costs to provide the services, and management believed such fees were reasonable. Fees for services provided to HELIO are reflected as reductions to the associated expenses incurred by us to provide such services. During the years ended December 31, 2006, 2007 and 2008, fees received for services provided to HELIO were $2.3 million, $1.6 million and $1.0 million, respectively.

        As of December 31, 2007, we had accounts receivable from HELIO of approximately $0.2 million.

Director

        Our investments in other companies include an investment in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies. Sky Dayton, a former member of our Board of Directors and a former member of HELIO's Board of Directors, is a founding partner in EVG. During the years ended December 31, 2006 and 2007, we received $0.4 million and $1.6 million, respectively, in cash distributions from EVG.

Critical Accounting Policies and Estimates

        Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements.

Revenue recognition

        We maintain relationships with certain broadband partners in which we provide services to customers using the "last mile" element of the telecommunications providers' networks. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, management evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due from the broadband partner as revenue. Generally, when we are the primary obligor in the transaction with the subscriber, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue at the amount billed the subscriber. If we are not the primary obligor and/or the broadband partner has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes specified in EITF Issue No. 99-19 for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income.

Deferred tax asset valuation allowance

        We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. During the year ended December 31, 2008, we released $65.6 million of our valuation allowance related to our deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards which we determined, in accordance with SFAS No. 109, "Accounting for Income Taxes," we will more likely than not be able to utilize due to the generation of sufficient taxable income in the future. Of the total valuation allowance release, $56.1 million was recorded as an income tax benefit in the Consolidated Statement of Operations and $9.5 million related to acquired net operating losses and reduced goodwill on the Consolidated Balance Sheet. We maintain a partial valuation allowance for our deferred tax assets, primarily net operating loss carryforwards, due to uncertainty regarding their realization. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders' equity and/or decreasing the income tax provision in the statement of operations.

Recoverability of noncurrent assets

Goodwill and indefinite-lived intangible assets

        We account for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite lived-intangible assets be tested for impairment at least annually. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite-lived intangible assets might be permanently impaired. During the fourth quarter of 2008, our annual impairment test concluded that goodwill and certain intangible assets recorded as a result of our April 2006 acquisition of New Edge were impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill and $3.1 million for the indefinite-lived trade name.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment or impact the amount of the impairment.

        Although we operate two reportable segments in accordance with SFAS No. 131, we have identified three reporting units for evaluating goodwill in accordance with SFAS No. 142, which are Consumer Services (which consists of our consumer product offerings including narrowband and broadband access, VoIP and value-added services), New Edge and Web Hosting. The Consumer Services reportable segment is one reporting unit, while the Business Services reportable segment consists of two reporting units, New Edge and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. Goodwill resulting from our New Edge acquisition in 2006 is allocated to the New Edge reporting unit. Goodwill resulting from all other acquisitions related to consumer products and is allocated to the Consumer Services reporting unit. No goodwill is allocated to our Web Hosting reporting unit.

        Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. We estimate the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit are based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts are estimated using a terminal value calculation, which incorporates historical and forecasted financial trends for each identified reporting unit.

        If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. The implied fair value of goodwill is measured as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Any impairment loss is measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

        The impairment test for our indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We determine the fair value of our trade names using the royalty savings method, in which the fair value of the asset is calculated based on the present value of the royalty stream that we are saving by owning the asset. Significant judgments required to estimate the fair value include assumptions about royalty rates and the selection of appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for our indefinite-lived intangible assets which could impact the amount of an impairment.

Long-lived assets

        For noncurrent assets such as property and equipment, definite-lived intangible assets and investments in other companies, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2008, we recorded a non-cash impairment charge of $11.6 million related to New Edge customer relationships. Our tests involve critical estimates reflecting management's best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Fair value measurements

        We adopted the provisions of SFAS No. 157 effective January 1, 2008. We determined that we utilize unobservable (Level 3) inputs in determining the fair value of certain assets, which included auction rate securities with a carrying value and fair value of $47.8 million as of December 31, 2008.

        Our auction rate securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In prior periods, due to the auction process, quoted market prices were readily available, which would have qualified as Level 1 under SFAS No. 157. However, due to events in credit markets beginning in February 2008, these securities did not have readily determinable market values and were not liquid. The fair values of our auction rate securities as of December 31, 2008 were estimated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to the failed auctions, we reclassified these instruments from Level 1 to Level 3 within SFAS No. 157's hierarchy since our initial adoption of SFAS No. 157 on January 1, 2008.

        Determining the fair values of our auction rate securities requires judgment. If other assumptions and estimates had been used in the current period, the other-than-temporary impairment or fair value of our auction rate securities could have been materially impacted. Furthermore, if management uses different assumptions in future periods, future operating results could be materially impacted.

Stock-based compensation

        We account for stock-based compensation pursuant to SFAS No. 123(R), "Share-Based Payment," which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. We estimate the fair value of stock options using the Black-Scholes valuation model, and determine the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method.

        Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility and on the implied volatility of publicly-traded options on our common stock, with a term of one year or greater. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Restructuring and facility exit costs

        From time to time, we have closed facilities, reduced personnel and outsourced certain internal functions to streamline our business. Restructuring-related liabilities, including reserves for facility exit costs, include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining such estimates include estimating the future operating expenses to be incurred for the facilities, anticipating the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. We accrue the estimated future costs of any lease obligation, net of estimated sublease income, as facility exit and restructuring costs in the Consolidated Statement of Operations.

        If the real estate and leasing markets change or if existing subtenants experience financial difficulty, especially given the recent downturn in the economy, sublease amounts could vary significantly from the amounts estimated, resulting in a material change to our recorded liability. We record any adjustments to liabilities associated with facility exit costs as facility exit and restructuring costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information and such adjustments have periodically resulted in additional expense. Adjustments to our recorded liabilities for future lease obligations associated with vacated facilities could adversely or favorably affect future operating results.

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

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at fair value with limited exceptions on the acquisition date. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141R is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R is expected to change our accounting treatment prospectively for all business combinations consummated after the effective date. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement's effective date, will generally be recognized in earnings.

        In May 2008, FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. On January 1, 2009, we adopted FSP APB 14-1, which affects the accounting for our Notes, which were issued in November 2006. We estimate that we will record an adjustment to reduce the carrying value of the debt and increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The discount will be accreted to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. We estimate we will also record a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008, and we will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

        The Company is exposed to interest rate risk with respect to its investments in marketable securities. A change in prevailing interest rates may cause the fair value of the Company's investments to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, the Company has historically held many investments until maturity, and as a result, the Company receives interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, the Company has historically maintained its portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities), corporate notes and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2007 and 2008, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

        As of December 31, 2007, we had short-term investment in marketable securities of approximately $93.2 million that had a weighted average yield of 5.6% and weighted average maturity of one month. As of December 31, 2007, we had long-term investment in marketable securities of approximately $21.6 million that had a weighted average yield of 4.7% and weighted average maturity of 1.8 years. The maturity of asset-backed, auction rate securities as of December 31, 2007 was consistent with management's view as to the availability of such securities to fund current operating activities.

        As of December 31, 2008, our investments in marketable securities consisted of $47.8 million of auction rate securities with a weighted average interest rate of 2.0%. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. These securities are issued by various municipalities and state regulated higher education agencies and are predominantly secured by pools of student loans guaranteed by the agencies and reinsured by the U.S. Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as "put right"). We recorded an other-than-temporary impairment of $9.9 million to record the auction rate securities at their fair value, as we no longer have the intent to hold the securities until maturity. We also elected a one-time transfer of our auction rate securities from the available-for-sale category to the trading category. We recorded the value of the put right as a long-term investment in our Consolidated Balance Sheet with a corresponding $9.8 million gain on investments. We elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis. The other-than-temporary impairment, net of the gain on the put right, was $0.1 million during the year ended December 31, 2008 and is included in gain (loss) on investments, net, in the Consolidated Statement of Operations.

        We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. Our convertible senior notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% interest per year thereafter. As of December 31, 2007 and 2008, the carrying value of our convertible senior notes was $258.8 million and the fair value was approximately $262.0 million and $236.6 million, respectively, which was based on the quoted market price.

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

        The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2007 and 2008:

	As of December 31, 2007		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$52,923	$52,923	$1,580	$1,580
Not practicable to estimate fair value	10,000	N/A	9,300	N/A

Item 8.    Financial Statements And Supplementary Data.

EARTHLINK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited EarthLink, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of EarthLink, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2009

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$173,827	$486,564
Marketable securities	93,204	—
Accounts receivable, net of allowance of $6,422 and $4,048 as of December 31, 2007 and 2008, respectively	41,483	30,569
Prepaid expenses	7,747	6,445
Current assets of discontinued operations	6,744	—
Deferred income taxes, net	—	20,254
Other current assets	12,999	15,452

Total current assets	336,004	559,284
Long-term marketable securities	21,564	47,809
Long-term investments	62,923	20,708
Property and equipment, net	57,300	37,246
Deferred income taxes, net	—	43,757
Purchased intangible assets, net	46,276	19,552
Goodwill	202,277	112,812
Other long-term assets	8,149	5,725

Total assets	$734,493	$846,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,808	$13,109
Accrued payroll and related expenses	32,055	37,470
Current liabilities of discontinued operations	15,930	—
Other accrued liabilities	66,930	39,415
Deferred revenue	44,626	33,649

Total current liabilities	188,349	123,643
Long-term debt	258,750	258,750
Other long-term liabilities	25,921	16,015

Total liabilities	473,020	398,408
Commitments and contingencies (See Note 15)
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007 and 2008	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 186,490 and 188,264 shares issued as of December 31, 2007 and 2008, respectively, and 110,547 and 108,516 shares outstanding as of December 31, 2007 and 2008, respectively	1,865	1,883
Additional paid-in capital	2,047,268	2,075,571
Accumulated deficit	(1,184,119)	(994,507)
Treasury stock, at cost, 75,943 and 79,748 shares, respectively, as of December 31, 2007 and 2008	(602,564)	(634,420)
Unrealized losses on investments	(977)	(42)

Total stockholders' equity	261,473	448,485

Total liabilities and stockholders' equity	$734,493	$846,893

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007	2008
	(in thousands, except per share data)
Revenues	$1,301,072	$1,215,994	$955,577
Operating costs and expenses:
Cost of revenues	433,929	442,697	360,920
Sales and marketing	390,551	291,105	98,212
Operations and customer support	243,608	221,443	136,797
General and administrative	125,558	128,412	93,878
Amortization of intangible assets	11,902	14,672	13,349
Impairment of goodwill and intangible assets	—	4,250	78,672
Facility exit and restructuring costs	(117)	65,381	9,142

Total operating costs and expenses	1,205,431	1,167,960	790,970

Income from operations	95,641	48,034	164,607
Net losses of equity affiliate	(84,782)	(111,295)	—
Gain (loss) on investments, net	377	(5,585)	2,708
Interest income (expense) and other, net	14,636	12,824	(1,381)

Income (loss) from continuing operations before income taxes	25,872	(56,022)	165,934
Income tax (provision) benefit	(886)	1,227	32,184

Income (loss) from continuing operations	24,986	(54,795)	198,118
Loss from discontinued operations, net of tax	(19,999)	(80,302)	(8,506)

Net income (loss)	$4,987	$(135,097)	$189,612

Basic net income (loss) per share
Continuing operations	$0.19	$(0.45)	$1.81
Discontinued operations	(0.16)	(0.66)	(0.08)

Basic net income (loss) per share	$0.04	$(1.11)	$1.73

Basic weighted average common shares outstanding	128,790	121,633	109,531

Diluted net income (loss) per share
Continuing operations	$0.19	$(0.45)	$1.78
Discontinued operations	(0.15)	(0.66)	(0.08)

Diluted net income (loss) per share	$0.04	$(1.11)	$1.71

Diluted weighted average common shares outstanding	130,583	121,633	111,051

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock					Treasury Stock		Unrealized Gains (Losses) on Invest- ments		Total Stock- holders' Equity	Total Compre- hensive Income (Loss)
			Additional Paid-in Capital		Accumu- lated Deficit				Deferred Compen- sation
	Shares	Amount		Warrants		Shares	Amount
	(in thousands)
Balance as of December 31, 2005	181,962	$1,820	$1,997,906	$259	$(1,049,982)	(50,572)	$(422,619)	$(653)	$(4,867)	$521,864
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	844	8	4,023	—	—	—	—	—	—	4,031
Issuance of common stock for acquisition of New Edge	1,739	17	20,177	—	—	—	—	—	—	20,194
Issuance of phantom share units	—	—	43	—	—	—	—	—	—	43
Reclass of deferred compensation	—	—	(4,867)	—	—	—	—	—	4,867	—
Stock-based compensation expense	—	—	14,242	—	—	—	—	—	—	14,242
Tax benefit from equity awards	—	—	117	—	—	—	—	—	—	117
Purchase of call options	—	—	(47,162)	—	—	—	—	—	—	(47,162)
Issuance of warrants	—	—	32,099	—	—	—	—	—	—	32,099
Repurchase of common stock	—	—	—	—	—	(11,339)	(85,613)	—	—	(85,613)
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	(6,138)	—	(6,138)	$(6,138)
Net income	—	—	—	—	4,987	—	—	—	—	4,987	4,987

Total comprehensive income											$(1,151)

Balance as of December 31, 2006	184,545	1,845	2,016,578	259	(1,044,995)	(61,911)	(508,232)	(6,791)	—	458,664

Cumulative effect of change in accounting principle	—	—	—	—	(4,027)	—	—	—	—	(4,027)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,796	18	9,707	—	—	—	—	—	—	9,725
Issuance of common stock for acquisition of New Edge	49	1	379	—	—	—	—	—	—	380
Issuance of common stock	100	1	724							725
Exercise of warrants	—		259	(259)						—
Issuance of phantom share units	—	—	45	—	—	—	—	—	—	45
Stock-based compensation expense	—	—	19,576		—	—	—	—	—	19,576
Repurchase of common stock	—	—	—	—	—	(14,032)	(94,332)	—	—	(94,332)
Reclassification adjustment for realized losses on certain investments	—	—	—	—	—	—	—	4,770	—	4,770
Unrealized holding gains on certain investments	—	—	—	—	—	—	—	1,044	—	1,044	$1,044
Net loss	—	—	—	—	(135,097)	—	—	—	—	(135,097)	(135,097)

Total comprehensive loss											$(134,053)

Balance as of December 31, 2007	186,490	1,865	2,047,268	—	(1,184,119)	(75,943)	(602,564)	(977)	—	261,473

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,774	18	5,728	—	—	—	—	—	—	5,746
Tax benefit from equity awards			1,017							1,017
Termination of convertible note hedge and warrant agreements			1,425							1,425
Stock-based compensation expense	—	—	20,133	—	—	—	—	—	—	20,133
Repurchase of common stock	—	—	—	—	—	(3,805)	(31,856)	—	—	(31,856)
Reclassification adjustment for realized gains and losses on certain investments	—	—	—	—	—	—	—	893	—	893
Unrealized holding losses on certain investments	—	—	—	—	—	—	—	42	—	42	$42
Net income	—	—	—	—	189,612	—	—	—	—	189,612	189,612

Total comprehensive income											$189,654

Balance as of December 31, 2008	188,264	$1,883	$2,075,571	$—	$(994,507)	(79,748)	$(634,420)	$(42)	$—	$448,485

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,987	$(135,097)	$189,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,287	54,169	36,333
Impairment of goodwill and intangible assets	—	4,250	78,672
Net losses of equity affiliate	84,782	111,295	—
Loss on disposals and impairments of assets	1,351	60,385	10,078
(Gain) loss on investments in other companies, net	(377)	5,585	(2,708)
Stock-based compensation	14,285	19,599	20,133
Non-cash income taxes	588	(1,516)	(42,714)
(Increase) decrease in accounts receivable, net	(3,098)	9,285	10,929
(Increase) decrease in prepaid expenses and other assets	(3,968)	4,546	(3,050)
Decrease in accounts payable and accrued and other liabilities	(24,060)	(35,727)	(54,632)
Decrease in deferred revenue	(5,153)	(7,934)	(12,041)
Other	(375)	(51)	—

Net cash provided by operating activities	115,249	88,789	230,612
Cash flows from investing activities:
Purchases of property and equipment	(38,852)	(53,478)	(5,681)
Purchases of subscriber bases	(8,879)	(7,290)	(1,232)
Purchases of investments in marketable securities	(179,165)	(403,432)	(53,027)
Sales and maturities of investments in marketable securities	191,882	525,458	109,929
Investments in and net advances to/from equity affiliate	(79,020)	(48,915)	65
Purchase of business, net of cash received	(108,663)	—	—
Investments in other companies	(60,000)	—	—
Proceeds received from investments in other companies	377	1,557	57,070
Other investing activities	(744)	36

Net cash (used in) provided by investing activities	(283,064)	13,936	107,124
Cash flows from financing activities:
Principal payments under capital lease obligations	(31)	(372)	(2,707)
Proceeds from issuance of convertible senior notes, net	251,568	—	—
Purchase of call options	(47,162)	—	—
Proceeds from issuance of warrants	32,099	—	—
Proceeds from exercises of stock options and other	4,029	9,462	8,139
Repurchases of common stock	(85,613)	(94,332)	(31,856)
Other financing activities	(2,000)	(2,025)	1,425

Net cash provided by (used in) financing activities	152,890	(87,267)	(24,999)

Net (decrease) increase in cash and cash equivalents	(14,925)	15,458	312,737
Cash and cash equivalents, beginning of year	173,294	158,369	173,827

Cash and cash equivalents, end of year	$158,369	$173,827	$486,564

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

        EarthLink, Inc. ("EarthLink" or the "Company") is an Internet service provider ("ISP"), providing nationwide Internet access and related value-added services to individual and business customers. The Company's primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as search, advertising and ancillary services sold as add-on features to the Company's Internet access services. In addition, through the Company's wholly-owned subsidiary, New Edge Networks ("New Edge"), the Company builds and manages private IP-based wide area networks for businesses and communications carriers.

        The Company operates two reportable segments, Consumer Services and Business Services. The Company's Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company's Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others. For further information concerning the Company's business segments, see Note 19, "Segment Information."

2.     Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of EarthLink and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reflected its municipal wireless broadband results of operations as discontinued operations for all periods presented. See Note 4, "Discontinued Operations," for further discussion.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The primary component of EarthLink's revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; voice-over-Internet Protocol ("VoIP"); and managed private IP-based networks); and web hosting services. EarthLink also earns revenues from value-added services, which include search revenues; advertising revenues; revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

        Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Broadband access revenues consist of fees charged for high-speed, high-capacity access services including DSL and cable services; fees charged for managing private IP-based networks; fees charged for VoIP services; usage fees; installation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to customers wishing to have a web or e-commerce presence. Value-added services revenues consist of fees charged for paid placements for searches; delivering traffic to EarthLink's partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners' products and services in EarthLink's various online properties and electronic publications; referring EarthLink customers to partners' products and services; and monthly fees charged for ancillary services. Advertising revenues are recorded when earned based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

        Gross versus net revenue recognition.    EarthLink maintains relationships with certain broadband partners in which it provides services to customers using the "last mile" element of the telecommunication providers' networks. The term "last mile" generally refers to the element of telecommunications networks that is directly connected to homes and businesses. In these instances, EarthLink evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount due the Company from the broadband partner. Generally, when EarthLink is the primary obligor in the transaction with the subscriber, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, EarthLink records the revenue at the amount billed the subscriber. If EarthLink is not the primary obligor and/or the broadband partner has latitude in establishing prices, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Revenues

        Cost of revenues include telecommunications fees and network operations costs incurred to provide the Company's Internet access services; depreciation of network equipment; fees paid to content providers for information provided on the Company's online properties; the costs of equipment sold to customers for use with the Company's services; activation and deactivation fees paid to the Company's network providers for the provisioning and disconnection of services; the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and surcharges due to regulatory agencies.

        Cost of revenues also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis. EarthLink accounts for sales incentives in accordance with EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which requires the costs of sales incentives to be classified as cost of revenues.

Advertising Costs

        Advertising costs to promote the Company's products and services are charged to sales and marketing expense in the period incurred. Advertising expenses were $242.0 million, $159.6 million and $21.6 million during the years ended December 31, 2006, 2007 and 2008, respectively. Prepaid advertising expenses were $0.6 million and $0.8 million as of December 31, 2007 and 2008, respectively.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization. EarthLink considers many factors when assessing the likelihood of future realization including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2006 and 2008. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted EPS for the year ended December 31, 2007 because such inclusion would have an anti-dilutive effect due to the Company's net loss.

	Year Ended December 31,
	2006	2008
	(in thousands, except per share data)
Numerator
Income from continuing operations	$24,986	$198,118
Loss from discontinued operations	(19,999)	(8,506)

Net income	$4,987	$189,612

Denominator
Basic weighted average common shares outstanding	128,790	109,531
Dilutive effect of Common Stock Equivalents	1,793	1,520

Diluted weighted average common shares outstanding	130,583	111,051

Basic net income per share
Continuing operations	$0.19	$1.81
Discontinued operations	(0.16)	(0.08)

Basic net income per share	$0.04	$1.73

Diluted net income per share
Continuing operations	$0.19	$1.78
Discontinued operations	(0.15)	(0.08)

Diluted net income per share	$0.04	$1.71

        During the years ended December 31, 2006 and 2008, approximately 21.2 million and 8.4 million, respectively, options, warrants and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company's average stock price during the respective years. Approximately 28.4 million shares that underlie the Company's convertible debt instruments were also excluded from the calculation of diluted EPS because the exercise price exceeded the Company's average stock price during the period. These securities could be dilutive in future periods. As of December 31, 2007, the Company had 13.4 million options outstanding, 28.4 million warrants outstanding and 2.1 million restricted stock units and phantom share units outstanding.

Stock-Based Compensation

        As of December 31, 2008, EarthLink had various stock-based compensation plans, which are more fully described in Note 12, "Stock-Based Compensation." The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), "Share-Based Payment," which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink's common stock on

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. These investments primarily consist of money market funds.

Marketable Securities

        Marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has invested in asset-backed debt securities (including auction rate debt securities), government agency notes, commercial paper and corporate notes, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. All investments with original maturities greater than 90 days are classified as marketable securities. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. Short-term marketable securities as of December 31, 2007 included investments in asset-backed, auction rate debt securities with interest rate reset periods of 90 days or less but whose underlying agreements had original maturities of more than 90 days, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, which allows classification of investments based on management's view. However, beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. As a result, these securities were classified as long-term marketable securities as of December 31, 2008. See Note 6, "Investments," for more information.

        As of December 31, 2007, the Company's marketable securities were classified as available-for-sale. As of December 31, 2008, the Company's marketable securities were classified as trading. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in unrealized gains (losses) on investments as a separate component of stockholders' equity and in total comprehensive income (loss). Trading securities are carried at fair value, with any unrealized gains and losses included in gain (loss) on investments, net, in the Consolidated Statement of Operations. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are included in gain (loss) on investments, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

        The Company periodically evaluates whether declines in fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors such as the length of time and extent to which fair value has been below cost basis, the financial condition

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Allowance for Doubtful Accounts

        EarthLink maintains an allowance for doubtful accounts for estimated losses resulting from the inability of EarthLink's customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs, the credit quality of its customers, the general economic environment and other factors that may affect customers' ability to pay. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's allowance for doubtful accounts was $6.4 million and $4.0 million as of December 31, 2007 and 2008, respectively. The Company recorded bad debt expense of $23.0 million, $26.3 million and $16.1 million during the years ended December 31, 2006, 2007 and 2008, respectively. The Company's write-offs of uncollectible accounts were $25.2 million, $28.0 million and $18.5 million during the years ended December 31, 2006, 2007 and 2008, respectively.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes, which are generally three to five years for computers, telecommunications equipment and furniture and other office equipment and 15 years for buildings. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest income (expense) and other, net, or as facility exit and restructuring costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses or as facility exit and restructuring costs, as appropriate.

Investments

        Minority investments in other companies are classified as investments in the Consolidated Balance Sheets and are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies' operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders' equity and in total comprehensive income (loss). Upon sale or liquidation, realized gains and losses are included in the Consolidated Statement of Operations. Amounts reclassified out of accumulated other comprehensive income (loss) into earnings are determined on a specific identification basis.

        Management regularly evaluates the recoverability of its investments based on the performance and the financial position of those companies as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. Management also regularly

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluates whether declines in fair values of its investments below their cost are potentially other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment for a period of time to recover the cost basis of the investment.

        The Company has a right to sell its existing auction rate securities back to the broker (herein referred to as "put right"), which is classified as a long-term investment in the Consolidated Balance Sheet. The Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right and records the put right at fair value, with changes in fair value recognized in the Consolidated Statement of Operations. The fair value of the put right is estimated using a discounted cash flow analysis. See Note 6, "Investments," for more information.

Variable Interest Entities

        The Company applies the guidance prescribed in Financial Accounting Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," to determine if the Company must consolidate the results of companies in which the Company has invested. Variable interest entities ("VIEs") are entities that either do not have equity investors with proportionate economic and voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Consolidation is required if it is determined that the Company absorbs a majority of the expected losses and/or receives a majority of the expected returns. In determining if an investee is a VIE and whether EarthLink must consolidate its results, management evaluates whether the equity of the entity is sufficient to absorb its expected losses and whether EarthLink is the primary beneficiary. Management generally performs this assessment at the date EarthLink becomes involved with the entity and upon changes in the capital structure or related governing documents of the entity. Management has concluded that the Company does not have any arrangements with entities that would require consolidation pursuant to FIN No. 46.

Investment in Equity Affiliate

        The Company had a joint venture with SK Telecom Co., Ltd. ("SK Telecom"), HELIO. HELIO was a non-facilities-based mobile virtual network operator ("MVNO") offering mobile communications services and handsets to U.S. consumers. The Company accounted for its investment in HELIO under the equity method of accounting because the Company was able to exert significant influence over HELIO's operating and financial policies. In accordance with the equity method of accounting, EarthLink's investment in HELIO was recorded at original cost and was subsequently adjusted to recognize EarthLink's proportionate share of HELIO's net loss, amortization of basis differences and additional contributions made. During the year ended December 31, 2007, EarthLink stopped recording additional net losses of equity affiliate because its investment in HELIO was reduced to zero. During the year ended December 31, 2008, Virgin Mobile USA, Inc. ("Virgin Mobile") acquired HELIO and the Company's investment in HELIO was exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result, the Company no longer has an investment in HELIO.

Goodwill and Purchased Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations." Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a company, EarthLink

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party appraisal. Intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated useful lives. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase.

        The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill and certain intangible assets deemed to have indefinite lives. SFAS No. 142 requires the Company to test its goodwill and intangible assets deemed to have indefinite lives at least annually. The Company performs an impairment test of its goodwill and intangible assets deemed to have indefinite lives annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might be permanently impaired. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. The first step of the impairment test involves comparing the estimated fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. Impairment testing of intangible assets deemed to have indefinite lives are tested by comparing the carrying value of the asset to the fair value. If fair value does not exceed the carrying amount, the Company records an impairment.

Long-Lived Assets

        The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, including property and equipment and purchased definite-lived intangible assets. The Company evaluates the recoverability of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, EarthLink recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Post-Employment Benefits

        Post-employment benefits primarily consist of the Company's severance plans. In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," when the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.

Comprehensive Income (Loss)

        Comprehensive income (loss) as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations in accordance with SFAS No. 130, "Reporting Comprehensive Income." For the years ended December 31, 2006, 2007 and 2008, these amounts included changes in unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

Certain Risks and Concentrations

        Credit Risk.    By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, investments in marketable securities, trade receivables and long-term investments. The Company's cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2007 and 2008, one company accounted for more than 10% of gross accounts receivable. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

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

        Supply Risk.    The Company's business depends on the capacity, affordability, reliability and security of third-party telecommunications service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased from a limited number of telecommunications service providers. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company also relies on the reliability, capacity and effectiveness of its outsourced contact center service providers. The Company purchases contact center services from geographically dispersed service providers. The contact center service providers may become subject to financial, economic and political risks beyond the Company's or the providers' control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Fair Value of Financial Instruments

        The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short- and long-term investments in marketable securities consist of available-for-sale and trading securities that are carried at market value. The Company's equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices, with unrealized gains and losses included in stockholders' equity. The Company's investments in privately-held companies are stated at cost, net of other-than-temporary impairments, because it is impracticable to estimate fair value.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at fair value with limited exceptions on the acquisition date. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141R is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R is expected to change the Company's accounting treatment prospectively for all business combinations consummated after the effective date. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement's effective date, will generally be recognized in earnings.

        In May 2008, FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. On January 1, 2009, the Company adopted FSP APB 14-1, which affects the accounting for the Company's Convertible Senior Notes due November 15, 2026 (the "Notes), which were issued in November 2006. The Company estimates that it will record an adjustment to reduce the carrying value of the debt and increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The discount will be accreted to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company estimates it will also record a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount.

3.     Facility Exit and Restructuring Costs

        Facility exit and restructuring costs consisted of the following during the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
2007 Restructuring Plan	$—	$64,271	$9,394
Legacy Restructuring Plans	(117)	1,110	(252)

	$(117)	$65,381	$9,142

2007 Restructuring Plan

        In August 2007, EarthLink adopted a restructuring plan (the "2007 Plan") to reduce costs and improve the efficiency of the Company's operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company's functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was implemented during the latter half of 2007 and completed during the year ended December 31, 2008. However, management continues to evaluate EarthLink's businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

        The following table summarizes facility exit and restructuring costs during the years ended December 31, 2007 and 2008 and the cumulative costs incurred to date as a result of the 2007 Plan. Such

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs have been classified as facility exit and restructuring costs in the Consolidated Statements of Operations.

	Year Ended December 31,
			Cumulative Costs Incurred To Date
	2007	2008
	(in thousands)
Severance and personnel-related costs	$30,303	$461	$30,764
Lease termination and facilities-related costs	12,216	4,808	17,024
Non-cash asset impairments	20,621	4,125	24,753
Other associated costs	1,131	—	1,124

	$64,271	$9,394	$73,665

        The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to the Company. The impairment charges recorded during the years ended December 31, 2007 and 2008 have been classified as facility exit and restructuring costs in the Consolidated Statements of Operations.

        The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Other Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)

Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)

Balance as of December 31, 2008	$—	$16,694	$—	$—	$16,694

        Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2007 and 2008, approximately $16.1 million and $5.9 million, respectively, was classified as other accrued liabilities and approximately $12.1 million and $10.8 million, respectively, was classified as other long-term liabilities.

Legacy Restructuring Plans

        During the years ended December 31, 2003, 2004 and 2005, EarthLink executed a series of plans to restructure and streamline its contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Consolidated Statements of Operations. During the year ended December 31 2007, EarthLink recorded $1.1 million of facility exit and restructuring costs related to Legacy Plans. During the years ended December 31, 2006 and 2008, EarthLink recorded reductions of $0.1 million and $0.3 million, respectively, to facility exit and restructuring costs as a result of changes in estimates. As of December 31, 2008, the Company had a $1.4 million liability remaining for real estate commitments related to Legacy Plans, of which $0.8 million was classified as other accrued liabilities and $0.6 million was classified as other long-term liabilities in the Consolidated Balance Sheet. All other costs have been paid.

4.     Discontinued Operations

        In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company's strategic direction and the Company's Board of Directors authorized management to pursue the divestiture of the Company's municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale on the Consolidated Balance Sheets and presented the municipal wireless broadband results of operations as discontinued operations for all periods presented. The results of operations for municipal wireless broadband were previously included in the Consumer Services segment.

        During the year ended December 31, 2008, the Company transferred its municipal wireless broadband networks to Corpus Christi, TX and Milpitas, CA in exchange for releasing the Company from its existing network agreements. The Company also transferred its municipal wireless broadband networks in the city of Philadelphia, PA to a local Philadelphia company. Additionally, the Company terminated its municipal wireless broadband service in New Orleans, LA and Anaheim, CA and removed its network equipment from those cities. As of December 31, 2008, the Company had completed the divestiture of its municipal wireless broadband assets.

        In accordance with SFAS No. 144, the Company recorded a $27.6 million charge during the year ended December 31, 2007 to reduce the carrying value of the long-lived assets to their fair value less estimated costs to sell. The Company also recorded restructuring costs in connection with the 2007 Plan of $20.9 million during the year ended December 31, 2007 related to the municipal wireless broadband operations, including $5.0 million for severance and personnel-related costs; $6.9 million for non-cash asset impairments; and $9.0 million for other associated costs. During the year ended December 31, 2008, the Company recorded restructuring costs in connection with the 2007 Plan of $6.3 million related to the municipal wireless broadband operations. These charges are reflected within loss from discontinued operations, net of tax, in the Consolidated Statements of Operations. All costs have been paid or otherwise settled.

        The following table presents summarized results of operations related to the Company's discontinued operations for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Revenues	$195	$2,097	$1,305
Operating costs and expenses	(20,194)	(33,871)	(4,569)
Impairment, facility exit and restructuring costs	—	(48,528)	(6,326)
Income tax benefit	—	—	1,084

Loss from discontinued operations, net of tax	$(19,999)	$(80,302)	$(8,506)

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The assets of discontinued operations as of December 31, 2007 consisted primarily of property and equipment and the liabilities of discontinued operations as of December 31, 2007 consisted primarily of accruals for purchases of property and equipment. Pursuant to SFAS No. 144, the assets as of December 31, 2007 were reported at their estimated fair value less costs to sell and depreciation had ceased.

5.     Acquisition

        In April 2006, EarthLink acquired New Edge, a company that provides private IP-based wide area networks and dedicated Internet access for businesses and communications carriers. Through this acquisition, EarthLink expanded its business in the small and medium-sized business market. New Edge is a wholly-owned subsidiary of EarthLink and continues to operate under its current name. The results of operations of New Edge are included in the consolidated financial statements from the date of the acquisition.

        The acquisition was accounted for pursuant to SFAS No. 141. The total purchase price of $144.8 million consisted of $108.7 million net cash paid, including direct transaction costs of $3.7 million; $20.2 million in EarthLink, Inc. common stock, representing approximately 1.7 million shares; and estimated net liabilities assumed of $15.9 million. The fair value of EarthLink, Inc. common stock was determined based on the average market price per share the three days before and the three days after the announcement of the execution of the merger agreement. In July 2007, approximately 0.1 million shares of EarthLink, Inc. common stock were issued as additional purchase price and approximately 0.8 million shares of EarthLink, Inc. common stock that had been held in escrow were returned to the Company to cover liabilities that arose under EarthLink's indemnification rights under the merger agreement.

        EarthLink allocated $37.0 million of the total purchase price to identifiable definite lived intangible assets, consisting of acquired customer relationships and software, and $7.8 million of the total purchase price to identifiable indefinite lived intangible assets, consisting of trade names. The fair values of identifiable intangible assets acquired were determined by management taking into account management's own analysis and a third party appraisal. The purchase price allocation resulted in $100.0 million of goodwill, which related to the Company's Business Services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets. The acquired customer relationships and software are being amortized on a straight-line basis from the date of the acquisition over the estimated useful lives of the assets, which range from three to six years. The weighted average amortizable life of the acquired intangible assets is 5.9 years. The acquired trade names were deemed to have indefinite useful lives. The pro forma effect of the transaction was not material.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     Investments

Marketable Securities

        The following table summarizes unrealized gains and losses on the Company's marketable securities classified as available-for-sale as of December 31, 2007:

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Short-term
Auction rate securities	$38,900	$—	$—	$38,900
Government agency notes	23,677	—	14	23,691
Commercial paper	29,067	—	64	29,131
Corporate notes	1,500	(18)		1,482

	$93,144	$(18)	$78	$93,204

Long-term
Government agency notes	$18,542	$—	$37	$18,579
Corporate notes	2,974	—	11	2,985

	$21,516	$—	$48	$21,564

Total
Auction rate securities	$38,900	$—	$—	$38,900
Government agency notes	42,219	—	51	42,270
Commercial paper	29,067	—	64	29,131
Corporate notes	4,474	(18)	11	4,467

	$114,660	$(18)	$126	$114,768

        The unrealized losses on the Company's marketable securities as of December 31, 2007 were caused primarily by changes in interest rates. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. The Company believed its gross unrealized losses as of December 31, 2007 were temporary because management had the intent and ability to hold these investments until maturity, at which time the Company would expect to receive the amortized cost basis of the investment based on the underlying contractual arrangement.

        As of December 31, 2008, the Company's marketable securities were classified as trading and consisted of auction rate securities with a carrying value and fair value of $47.8 million. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. Accordingly, the Company began classifying these securities as long-term marketable securities in the Consolidated Balance Sheet due to uncertainty surrounding the timing of a market recovery.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy the Company's auction rate securities at par plus accrued interest, until July 2, 2012. The Company recorded an other-than-temporary impairment of $9.9 million to record the auction rate securities at their fair value, as the Company no longer has the intent to hold the securities until maturity. The Company also elected a one-time transfer of its auction rate securities from the available-for-sale category to the trading category. The Company recorded the value of the put right to long-term investments in its Consolidated Balance Sheet with a corresponding $9.8 million gain on investments. The Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis. The other-than-temporary impairment, net of the gain on the put right, was $0.1 million during the year ended December 31, 2008 and is included in gain (loss) on investments, net, in the Consolidated Statement of Operations. The Company did not realize any other significant gains or losses on its marketable securities during the years ended December 31, 2006, 2007 or 2008.

Investments

        Long-term investments consisted of the following as of December 31, 2007 and 2008:

	As of December 31,
	2007	2008
	(in thousands)
Investments stated at fair value	$52,923	$11,408
Investments stated at cost	10,000	9,300

Total long-term investments	$62,923	$20,708

        The Company's investments as of December 31, 2007 included $5.3 million for 6.1 million shares of Covad Communications Group, LLC ("Covad") common stock and $47.5 million aggregate principal amount of 12% Senior Secured Convertible Notes due 2011 (the "Covad Notes"), including accrued and unpaid interest. In April 2008, Platinum Equity, LLC acquired all outstanding shares of Covad. Upon closing of the transaction, a change of control of Covad occurred, resulting in Covad's repurchase of all Covad Notes held by EarthLink at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest. As a result, the Company received cash of $50.8 million for the aggregate principal amount of the Covad Notes plus accrued interest and received cash of $6.3 million for the 6.1 million shares of common stock. The Company recognized a gain of $2.0 million based on its cost basis of the Covad common stock, which was classified as gain (loss) on investments, net, in the Consolidated Statement of Operations.

        As of December 31, 2007, gross unrealized losses were $1.1 million and there were no gross unrealized gains. As of December 31, 2008, gross unrealized losses were nominal and there were no gross unrealized gains.

        During the year ended December 31, 2006, the Company recognized a gain on investments of $0.4 million. This consisted of $0.4 million in cash distributions from eCompanies Venture Group, L.P. ("EVG"), a limited partnership that has invested in domestic emerging Internet-related companies. During the year ended December 31, 2007, the Company recognized a net loss on investments of $5.6 million. This consisted of $7.1 million of impairment losses due to other-than-temporary declines of

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the value of certain investments, offset by $1.6 million in cash distributions from EVG. During the year ended December 31, 2008, the Company recognized a net gain on investments of $2.7 million. This consisted of a gain of $2.0 million from the sale of the Company's Covad common stock to Platinum Equity, LLC (discussed above) and a net gain of $1.5 million related to the Company's Virgin Mobile investment, offset by an impairment loss of $0.7 million due to other-than-temporary declines of the value of certain long-term investments and the net loss of $0.1 million related to the Company's auction rate securities and put right. The net gain related to the Company's Virgin Mobile investment consisted of a $4.4 million gain recognized upon receipt of the Virgin Mobile shares for our HELIO investment, offset by a $2.9 million impairment loss due to a decline in the value of the Company's Virgin Mobile investment deemed to be other than temporary.

Investment in Equity Affiliate

        The Company had a joint venture with SK Telecom, HELIO. HELIO was a non-facilities-based MVNO offering mobile communications services and handsets to U.S. consumers. HELIO was formed in March 2005 and began offering its products and services in April 2006. EarthLink invested an aggregate of $220.0 million of cash and non-cash assets in HELIO, of which $78.5 million and $19.5 million were contributed to HELIO during the years ended December 31, 2006 and 2007, respectively. The Company also loaned HELIO $30.0 million during the year ended December 31, 2007. As of December 31, 2007, EarthLink had an approximate 31% economic ownership interest and 33% voting interest in HELIO, while SK Telecom had an approximate 65% economic ownership interest and 67% voting interest in HELIO.

        In August 2008, Virgin Mobile acquired HELIO. EarthLink's equity and debt investments in HELIO were exchanged for limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock. As a result of the transaction, EarthLink recorded a gain of $4.4 million, which is included in gain (loss) on investments, net, in the Consolidated Statement of Operations. EarthLink has an approximate 2% ownership interest in Virgin Mobile. The Company cannot exert significant influence over Virgin Mobile's operating and financial policies and, as such, accounts for its investment in Virgin Mobile under the cost method of accounting and classifies the investment as available-for-sale.

        Prior to the transaction with Virgin Mobile, the Company accounted for its investment in HELIO under the equity method of accounting because the Company was able to exert significant influence over HELIO's operating and financial policies. The Company had been recording its proportionate share of HELIO's net loss in its Consolidated Statements of Operations and amortizing the difference between the book value and fair value of non-cash assets contributed to HELIO over their estimated useful lives. The amortization increased the carrying value of the Company's investment and decreased the net losses of equity affiliate included in the Consolidated Statements of Operations. During the years ended December 31, 2006 and 2007, the Company recorded $84.8 million and $111.3 million, respectively, of net losses of equity affiliate related to its HELIO investment, which is net of amortization of basis differences and certain other equity method accounting adjustments. During 2007, EarthLink discontinued recording additional net losses of equity affiliate because the carrying value of its investment in HELIO was reduced to zero.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is summarized statement of operations information of HELIO for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
	(in thousands)
Revenues	$46,580	$170,988
Operating loss	(201,266)	(328,196)
Net loss	(191,755)	(326,562)

        The following is summarized balance sheet information of HELIO as of December 31, 2007:

As of December 31, 2007
(in thousands)
Current assets	$111,074
Long-term assets	58,999
Current liabilities	107,539
Long-term liabilities	64,032

7.     Property and Equipment

        Property and equipment is recorded at cost and consisted of the following as of December 31, 2007 and 2008:

	As of December 31,
	2007	2008
	(in thousands)
Data center and network equipment	$122,248	$123,284
Office and other equipment	143,294	141,102
Land and buildings	18,176	17,188
Leasehold improvements	45,038	42,115
Construction in progress	—	194

	328,756	323,883
Less accumulated depreciation	(271,456)	(286,637)

	$57,300	$37,246

        Depreciation expense charged to continuing operations, which includes depreciation expense associated with property under capital leases, was $33.2 million, $32.6 million and $23.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Goodwill and Purchased Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2008 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2007	$102,252	$100,025	$202,277
Impairment loss	—	(63,986)	(63,986)
Release of valuation allowance	(5,054)	(4,434)	(9,488)
Utilization of acquired net operating loss carryforwards	(8,278)	(7,713)	(15,991)

Balance as of December 31, 2008	$88,920	$23,892	$112,812

Purchased Intangible Assets

        The following table presents the components of the Company's acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2008:

	As of December 31, 2007			As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$118,702	$(79,763)	$38,939	$94,039	$(77,758)	$16,281
Software, technology and other	3,892	(3,161)	731	739	(649)	90
Trade names	—	—	—	1,521	(304)	1,217

	122,594	(82,924)	39,670	96,299	(78,711)	17,588
Intangible assets not subject to amortization:
Trade names	6,606	—	6,606	1,964	—	1,964

	$129,200	$(82,924)	$46,276	$98,263	$(78,711)	$19,552

        Amortization of intangible assets in the Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008 represents the amortization of definite lived intangible assets. The Company's definite lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company's identifiable indefinite lived intangible assets consist of certain trade names. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology. As of December 31, 2008, the weighted average amortization periods were 4.2 years for subscriber base assets and customer relationships, 3.3 years for software and technology and 5.0 years for trade names. Based on the current amount of definite lived intangible assets, the Company expects to record amortization expense of approximately $7.7 million, $4.1 million, $2.9 million, $1.5 million, $0.8 million and $0.6 million during the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

        During the year ended December 31, 2008, the Company removed fully amortized intangible assets that had a gross carrying value and accumulated amortization of $26.0 million.

Impairment of Goodwill and Intangible Assets

        During the years ended December 31, 2007 and 2008, the Company recorded non-cash impairment charges of $4.3 million and $78.7 million, respectively, which are included in impairment of goodwill and intangible assets in the Consolidated Statement of Operations. The Company did not recognize any impairment losses during the year ended December 31, 2006.

        After completing its annual impairment test during the fourth quarter of 2008, the Company concluded that goodwill and certain intangible assets recorded as a result of its April 2006 acquisition of New Edge were impaired and recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill, $3.1 million for the indefinite-lived trade name and $11.6 million for customer relationships. The impairment charge was recorded in accordance with SFAS No. 142 with respect to goodwill and trade name, and SFAS No. 144 with respect to the customer relationships. The primary factor contributing to the impairment charge was the recent significant economic downturn. New Edge serves a large percentage of small and medium-sized business customers, especially retail businesses, which have been particularly affected by the recent economic downturn. Economic conditions affecting retail businesses worsened substantially during the "holiday season" in the fourth quarter of 2008. As a result, the Company updated its long-range financial outlook in the fourth quarter of 2008, which reflected decreased expectations of future growth rates and cash flows for New Edge. The Company used this updated financial outlook in conjunction with its annual impairment test.

        Goodwill.    Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. Although the Company operates two reportable segments in accordance with SFAS No. 131, Consumer Services and Business Services, the Company has identified three reporting units for evaluating goodwill in accordance with SFAS No. 142, which are Consumer Services, New Edge and Web Hosting. The Consumer Services reportable segment is one reporting unit, while the Business Services reportable segment consists of two reporting units, New Edge and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

        The first step of the SFAS No. 142 impairment test involves comparing the estimated fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit.

        Upon completion of the first step, the Company determined that the carrying value of its New Edge reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this reporting unit, the Company performed the second step of the test required under SFAS No. 142. In accordance with SFAS No. 142, the implied fair value of goodwill was determined in the same manner as utilized to

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the New Edge reporting unit as of October 1, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the New Edge reporting unit over the amounts assigned to its assets and liabilities. The impairment loss of $64.0 million during the year ended December 31, 2008 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

        Indefinite-lived intangible assets.    The impairment test for the Company's indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. The Company determined the fair value of its trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that we are saving by owning the asset. Given the current economic environment and other factors noted above, the Company decreased its estimates for revenues associated with its New Edge trade name. As a result, the Company recorded a non-cash impairment charge of $3.1 million during the year ended December 31, 2008 related to its New Edge trade name. The Company also recorded a non-cash impairment charge of $4.3 million during the year ended December 31, 2007 related to the analysis of its indefinite lived trade names.

        Definite-lived intangible assets.    As a result of the goodwill and indefinite-lived asset impairments in the New Edge reporting unit, the Company also tested this segment's definite-lived intangible assets for impairment pursuant to SFAS No. 144. Because of the decrease in expected future cash from such definite-lived intangible assets, the Company concluded certain customer relationships were not fully recoverable and recorded a non-cash impairment charge of $11.6 million during the year ended December 31, 2008.

9.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following as of December 31, 2007 and 2008:

	As of December 31,
	2007	2008
	(in thousands)
Accrued communications costs	$8,141	$7,214
Accrued advertising	6,016	2,570
Accrued taxes	5,656	4,224
Accrued professional fees and settlements	2,482	932
Facility exit and restructuring liabilities	19,048	6,750
Accrued outsourced customer support	6,095	3,067
Deposits and due to customers	3,535	2,550
Other	15,957	12,108

	$66,930	$39,415

10.   Long-Term Debt

        In November 2006, the Company issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the "Notes") in a registered offering. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount of the Notes thereafter, payable semi-annually in May and November of each year. The Notes rank as senior unsecured obligations of the Company.

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

        As of December 31, 2007 and 2008, the fair value of the Notes was approximately $262.0 million and $236.6 million, respectively, based on quoted market prices.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases

        Since the inception of the Company's share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink's common stock. As of December 31, 2008, the Company had $169.1 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

        The following table summarizes share repurchases during the years ended December 31, 2006, 2007 and 2008 pursuant to the share repurchase program, which have been recorded as treasury stock:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Number of shares repurchased	11,339	14,032	3,805
Aggregate purchase price	$85,613	$94,332	$31,856

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

        The Company analyzed the Call Spread Transactions under EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," and other relevant literature, and determined that they met the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an increase to additional paid-in capital, and the Company did not recognize subsequent changes in fair value of the agreements in its financial statements.

        In September 2008, the Company terminated its convertible note hedge and warrant agreements. The Company received an aggregate payment from the counterparties to the agreements, which was recorded as additional paid-in capital. Upon termination of the agreements, the Company purchased approximately 2.5 million shares of common stock the counterparties held in hedge positions for approximately $22.7 million, based on the closing price of the EarthLink common stock on the purchase date.

12.   Stock-Based Compensation

        Stock-based compensation expense under SFAS No. 123(R) was $14.2 million, $19.6 million and $20.1 million during the years ended December 31, 2006, 2007 and 2008, respectively. In accordance with SAB No. 107, "Share-Based Payment," the Company has classified stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Incentive Plans

        The Company has granted options to employees and non-employee directors to purchase the Company's common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and non-employee directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant. As of December 31, 2008, the Company had reserved 22.7 million shares of common stock for the issuance of equity-based incentive compensation under its stock incentive plans. As of December 31, 2008, the Company had 11.3 million stock options, restricted stock units and phantom share units outstanding. Of this amount, 1.7 million stock options, restricted stock units and phantom share units were outstanding under expired stock incentive plans and approximately 9.6 million stock options, restricted stock units and phantom share units were outstanding under various stock incentive plans that expire in 2010 and 2016. As of December 31, 2008, approximately 13.1 million shares were available for grant. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

Deferred Compensation Plan

        The Company had a Deferred Compensation Plan for Directors and Certain Key Employees that permitted members of the Board of Directors and eligible employees to elect to defer receipt of shares of common stock pursuant to vested restricted stock units and various cash consideration, such as directors' fees and bonuses. The cash consideration was converted into phantom share units at the closing price on the date the consideration would otherwise be paid, and vested restricted stock units were converted into phantom share units on a one-for-one basis. Phantom share units are fully vested at the date of grant and are converted to common stock upon the occurrence of various events. As of December 31, 2007 and 2008, approximately 43,000 and 24,000 phantom share units, respectively, were outstanding. Subsequent to December 31, 2008, the plan was discontinued for further deferral elections and all phantom share units were converted to common stock.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Outstanding

        The following table summarizes information concerning stock option activity as of and for year ended December 31, 2008:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2007	13,427	$10.69
Granted	164	7.73
Exercised	(1,188)	6.85
Forfeited and expired	(5,244)	12.98

Outstanding as of December 31, 2008	7,159	9.58	6.0	$636

Vested and expected to vest as of December 31, 2008	6,714	$9.72	5.9	$636

Exercisable as of December 31, 2008	5,261	$10.19	5.3	$636

        The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2008 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2008. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $2.4 million, $1.0 million and $2.2 million, respectively. The intrinsic value of stock options exercised represents the difference between the Company's common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company's expectations.

        The following table summarizes the status of the Company's stock options as of December 31, 2008:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 5.10 to $ 6.86	811	5.2	$6.01	639	$5.78
6.90 to 7.25	839	8.0	6.97	326	6.96
7.31 to 7.31	1,500	8.5	7.31	1,000	7.31
7.32 to 9.01	1,151	6.2	8.54	914	8.69
9.23 to 9.89	850	5.5	9.53	535	9.56
10.06 to 10.06	446	1.7	10.06	446	10.06
10.36 to 10.80	800	6.3	10.40	672	10.40
11.17 to 48.61	762	2.6	21.20	729	21.64

$ 5.10 to $48.61	7,159	6.0	$9.58	5,261	$10.19

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions for Stock Options

        The fair value of stock options granted during the years ended December 31, 2006, 2007 and 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2007	2008
Dividend yield	0%	0%	0%
Expected volatility	43%	39%	39%
Risk-free interest rate	4.86%	4.78%	3.00%
Expected life	4.3 years	4.3 years	4.2 years

        The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $3.28, $2.79 and $2.71, respectively.

        The dividend yield assumption is based on the Company's history of dividend payouts. The expected volatility is based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility is based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

        The following table summarizes the Company's restricted stock units as of and for the year ended December 31, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2007	2,061	$7.17
Granted	3,564	7.20
Vested	(824)	7.12
Forfeited	(678)	7.17

Nonvested as of December 31, 2008	4,123	7.20

        The fair value of restricted stock units is determined based on the closing trading price of EarthLink's common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2006, 2007 and 2008 was $7.89, $6.94 and $7.20, respectively. As of December 31, 2008, there was $15.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2006, 2007 and 2008 was $1.2 million, $2.7 million and $7.0 million, respectively, which represents the closing price of the Company's common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.   Profit Sharing Plans

        The Company sponsors the EarthLink, Inc. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $2.8 million, $3.0 million and $1.3 million during the years ended December 31, 2006, 2007 and 2008, respectively.

14.   Income Taxes

        The Company records deferred income taxes using tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

        The current and deferred income tax (provision) benefit from continuing operations for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Current
Federal	$328	$—	$(20,618)
State	(626)	(220)	(4,860)

Total current	(298)	(220)	(25,478)

Deferred
Federal	(325)	1,244	52,475
State	(263)	203	5,187

Total deferred	(588)	1,447	57,662

Income tax (provision) benefit	$(886)	$1,227	$32,184

        During the year ended December 31, 2008, the Company utilized approximately $127.0 million of federal net operating losses ("NOLs") and $78.1 million of state NOLs to offset taxable income. Of the federal NOLs utilized during the year ended December 31, 2008, $46.5 million had been acquired in connection with the Company's acquisitions of OneMain.com, Inc., Cidco Incorporated and PeoplePC Inc. in 2000, 2001 and 2002, respectively. Upon realization of these NOLs in 2008, the associated reduction in the valuation allowance of $16.3 million for federal NOLs and $0.6 million for state NOLs was recorded as a reduction to goodwill in accordance with SFAS No. 109, "Accounting for Income Taxes."

        The Company generated federal NOLs of $34.5 million and $89.6 million during the years ended December 31, 2006 and 2007, respectively. The Company's state NOLs decreased by $124.2 million, either through utilization to offset taxable income or expiration during the year ended December 31, 2006. The Company generated $93.2 million of state NOLs during the year ended December 31, 2007. A valuation allowance of $12.1 million and $31.4 million has been provided for the years ended December 31, 2006 and 2007, respectively, for the federal NOLs created, and a valuation allowance of $3.2 million has been provided for the year ended December 31, 2007 for the state NOLs generated. These NOLs may be used to offset tax due in future years. For the year ended December 31, 2007, the Company recognized a change

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the value of long-lived intangible assets, corresponding to a decrease in the deferred tax liability, which resulted in recognizing a tax benefit of $1.4 million.

        During the year ended December 31, 2008, the Company released $65.6 million of its valuation allowance related to its deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards which the Company determined, in accordance with SFAS No. 109, "Accounting for Income Taxes," it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future. Of the total valuation allowance release, $56.1 million was recorded as an income tax benefit in the Consolidated Statement of Operations. The remaining $9.5 million related to acquired net operating losses and reduced goodwill on the Consolidated Balance Sheet.

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations for financial statement purposes for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Federal income tax provision at statutory rate	$(9,055)	$19,607	$(58,077)
State income taxes, net of federal benefit	(1,827)	1,382	(2,995)
Nondeductible expenses	(5,001)	(4,152)	1,841
Goodwill and intangible asset impairment	—	—	(23,081)
Net change to valuation allowance	15,001	(9,233)	114,808
Change in state effective tax rate	—	(5,321)	—
Other	(4)	(1,056)	(312)

Income tax (provision) benefit	$(886)	$1,227	$32,184

        The Company acquired $49.5 million of deferred tax assets, primarily related to NOLs, in conjunction with the acquisition of New Edge in April 2006. These additional deferred tax assets and liabilities impact the net change to the valuation allowance.

        During the year ended December 31, 2008, the Company maintained its effective state tax rate, net of federal taxes, at 3.5%. During the year ended December 31, 2007, the Company lowered its effective state tax rate, net of federal taxes, from 4.5% to 3.5% primarily due to changes in state tax laws for apportionment.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred tax assets and liabilities from continuing operations include the following as of December 31, 2007 and 2008:

	As of December 31,
	2007	2008
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$7,064	$16,237
Net operating loss carryforwards	—	65,648
Other	—	1,440
Valuation allowance	(7,064)	(62,596)
Current deferred tax liabilities:
Other	—	(475)

Total net current deferred tax assets	—	20,254

Non-current deferred tax assets:
Net operating loss carryforwards	$246,784	$123,296
Accrued liabilities and reserves	30,130	332
Subscriber base and other intangible assets	89,999	77,071
Other	70,833	57,523
Non-current deferred tax liabilities:
Subscriber base and other intangible assets	(12,528)	(3,163)
Other	(5,664)	(15,683)
Indefinite lived intangible assets	(3,138)	(1,637)
Valuation allowance	(419,554)	(193,982)

Total net non-current deferred tax (liability) asset	(3,138)	43,757

Net deferred tax (liability) asset	$(3,138)	$64,011

        As of December 31, 2007 and 2008, the Company had NOLs for federal income tax purposes totaling approximately $677.6 million and $532.7 million, respectively, which begin to expire in 2020. Approximately $113.2 million of these federal NOLs are limited under Internal Revenue Code Section 382. As of December 31, 2007 and 2008, the Company had NOLs for state income tax purposes totaling approximately $290.8 million and $165.9 million, respectively, which started to expire in 2008. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2008 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

        Currently, such tax net operating losses can accumulate and be used to offset any future taxable income of the Company. However, an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended, could place significant limitations, on an annual basis, on the Company's ability to use its net operating losses to offset any future taxable income.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Future transactions and the timing of such transactions could cause an ownership change under Section 382 of the Internal Revenue Code. Such transactions may include our share repurchase program, additional issuances of common stock by us (including but not limited to issuances upon future conversion of our convertible senior notes), and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control.

        As of December 31, 2008, the Company has alternative minimum tax credits of approximately $7.0 million. These credits do not have an expiration. In addition, the NOLs included $84.1 million related to the exercise of employee stock options and warrants. Any benefit resulting from the utilization of this portion of the NOLs will be credited directly to equity.

        The Company has provided a partial valuation allowance for its deferred tax assets, including NOLs, because of uncertainty regarding their realization. During the year ended December 31, 2008, the Company decreased the valuation allowance from $427.0 million, tax-effected, to $256.6 million, tax-effected. Of the total change $114.8 million affected profit and loss with the balance affecting goodwill and additional paid in capital.

        On January 1, 2007, EarthLink adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as "major" tax jurisdictions, as defined in FIN 48. Periods extending back to 1994 are still subject to examination for all "major" jurisdictions. The adoption of FIN 48 on January 1, 2007 did not result in a material cumulative-effect adjustment. The Company believes that its income tax filing positions and deductions through year ended December 31, 2008, will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

15.   Commitments and Contingencies

Leases

        The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2006, 2007 and 2008 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $14.5 million, $13.6 million and $7.1 million, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company's restructuring plans, as of December 31, 2008 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2009	$15,133
2010	13,452
2011	11,648
2012	11,243
2013	11,724
Thereafter	7,855

Total minimum lease payments, including estimated operating expenses	71,055
Less aggregate contracted sublease income	(6,961)

$64,094

Purchase Obligations

        The Company leases network capacity from a number of third-party providers such as Level 3 Communications, Inc. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's customer base. The Company has commitments to purchase these telecommunications services and equipment under non-cancelable agreements. The Company also has commitments for certain advertising spending under non-cancelable agreements. The Company had minimum commitments under non-cancelable agreements and other purchase commitments of $27.4 million and $0.5 million for the years ending December 31, 2009 and 2010, respectively.

16.   Fair Value Measurements

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

        As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company's cash equivalents, auction rate securities, investments equity securities and the Company's put right.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the Company's assets that are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of December 31, 2008:

				Fair Value Measurements as of December 31, 2008 Using
Description	Carrying Value	SFAS No. 107 Fair Value Estimate	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$483,916	$483,916	$483,916	$483,916	$—	$—
Auction rate securities	47,809	47,809	47,809	—	—	47,809
Equity investments in other companies	1,580	1,580	1,580	84	1,496	—
Put right	9,828	9,828	9,828	—	—	9,828

Total	$543,133	$543,133	$543,133	$484,000	$1,496	$57,637

        Cash equivalents, auction rate securities, equity investments in other companies and the Company's put right are measured at fair value. Cash equivalents and equity investments in other companies that are valued using quoted market prices are classified within Level 1. The Company's investment in Virgin Mobile partnership units is valued using quoted prices for similar assets and is classified within Level 2. Investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company's put right was estimated using a discounted cash flow analysis and is classified within Level 3. The Company has consistently applied these valuation techniques in all periods presented.

        The Company has invested in auction rate securities, which are more fully described in Note 6, "Investments." Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers. As a result, these securities do not have a readily determinable market value and are not liquid. The fair values of the Company's auction rate securities as of December 31, 2008 were estimated utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

        Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during the year ended December 31, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157's hierarchy since the Company's initial adoption of SFAS No. 157 on January 1, 2008.

        In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The Company recorded the value of the put right to long-term investments in its Consolidated Balance Sheet with a corresponding $9.8 million gain on investments. The Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis and is classified as within Level 3.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of December 31, 2008:

	Auction Rate Securities	Put Right	Total
	(in thousands)
Balance as of December 31, 2007	$—	$—	$—
Transfers to Level 3	38,900	—	38,900
Total realized losses	(9,941)	—	(9,941)
Purchases and issuances	18,850	9,828	28,678

Balance as of December 31, 2008	$47,809	$9,828	$57,637

        During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment of $9.9 million to record the auction rate securities at their fair value, which is included in gain (loss) on investments, net, in the Consolidated Statement of Operations. The entire loss relates to the Company's auction rate securities still held as of December 31, 2008.

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Significant non-cash transactions
Non-cash working capital adjustments to reduce goodwill	$1,187	$—	$—
Assets acquired pursuant to capital lease agreement	—	2,927	—
Additional cash flow information
Cash paid during the year for interest	$1,416	$10,225	$10,355
Cash paid during the year for income taxes	850	68	4,109
Purchase of businesses
Cash paid, net of cash acquired	$108,663	$—	$—
Issuance of common stock	20,194	379	—
Net liabilities incurred and assumed	15,979	(379)	—

Intangible assets acquired	$144,836	$—	$—

18.   Related Party Transactions

HELIO

        As a result of EarthLink's ownership interest in HELIO, HELIO was considered a related party. In August 2008, Virgin Mobile acquired HELIO and EarthLink's equity and debt investments in HELIO were exchanged for limited partnership units of Virgin Mobile. EarthLink and HELIO had a services agreement pursuant to which EarthLink provides HELIO billing and other support services in exchange for management fees. The management fees were determined based on EarthLink's costs to provide the services, and management believed such fees were reasonable. Fees for services provided to HELIO were reflected as reductions to the associated expenses incurred by EarthLink to provide such services. During

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ended December 31, 2006, 2007 and 2008, fees received for services provided to HELIO were $2.3 million, $1.6 million and $1.0 million, respectively.

        As of December 31, 2007, the Company had accounts receivable from HELIO of approximately $0.2 million.

Director

        Prior to December 31, 2001, the Company had made equity investments totaling $10.0 million in EVG, an affiliate of eCompanies, LLC ("eCompanies"). The carrying value of the investment in EVG as of December 31, 2007 and 2008 was zero. Sky Dayton, a former member of EarthLink's Board of Directors, is a founding partner in EVG, a limited partnership formed to invest in domestic emerging Internet-related companies, and a founder and director of eCompanies. During the years ended December 31, 2006 and 2007, the Company received $0.4 million and $1.6 million, respectively, in cash distributions from EVG.

19.   Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Consumer Services and Business Services. The Company's Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice services, among others. The Company's Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others.

        The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, site operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, facility exit and restructuring costs, and stock-based compensation expense under SFAS No. 123(R), as they are not considered in the measurement of segment performance.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Information on the Company's reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Consumer Services
Revenues	$1,139,254	$1,025,408	$779,876
Cost of revenues	346,129	324,465	259,851

Gross margin	793,125	700,943	520,025
Direct segment operating expenses	638,350	506,975	207,236

Segment operating income	$154,775	$193,968	$312,789

Business Services
Revenues	$161,818	$190,586	$175,701
Cost of revenues	87,800	118,232	101,069

Gross margin	74,018	72,354	74,632
Direct segment operating expenses	51,695	58,548	51,276

Segment operating income	$22,323	$13,806	$23,356

Consolidated
Revenues	$1,301,072	$1,215,994	$955,577
Cost of revenues	433,929	442,697	360,920

Gross margin	867,143	773,297	594,657
Direct segment operating expenses	690,045	565,523	258,512

Segment operating income	177,098	207,774	336,145
Stock-based compensation expense	14,241	19,553	20,133
Impairment of goodwill and intangible assets	—	4,250	78,672
Amortization of intangible assets	11,902	14,672	13,349
Facility exit and restructuring costs	(117)	65,381	9,142
Other operating expenses	55,431	55,884	50,242

Income from operations	$95,641	$48,034	$164,607

        The primary component of the Company's revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable technologies, VoIP and managed private IP-based networks); and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company's access services, search and advertising revenues.

        Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly fees charged for high-speed access services including; fees charged for IP-based voice services; usage fees; installation fees; termination fees; and fees for equipment. Consumer value-added services revenues consist of search revenues; advertising revenues; revenues from ancillary services sold as add-on features to the Company's Internet services, such as security products, email by phone, Internet call waiting and email storage; and revenues from home networking products and services.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Business access and service revenues consist of fees charged for managing private IP-based networks; fees charged for business Internet access and dedicated circuit services; installation fees; termination fees; fees for equipment; regulatory surcharges billed to customers; and fees charged for leasing server space and providing web services to customers wishing to have a web or e-commerce presence.

        Information on revenues by groups of similar services and by segment for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Consumer Services
Access and service	$1,021,620	$897,423	$682,135
Value-added services	117,634	127,985	97,741

Total revenues	$1,139,254	$1,025,408	$779,876
Business Services
Access and service	$158,409	$187,709	$172,944
Value-added services	3,409	2,877	2,757

Total revenues	$161,818	$190,586	$175,701
Consolidated
Access and service	$1,180,029	$1,085,132	$855,079
Value-added services	121,043	130,862	100,498

Total revenues	$1,301,072	$1,215,994	$955,577

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

20.   Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2008. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments)

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(unaudited) (in thousands, except per share data)
Revenues	$324,147	$311,865	$297,993	$281,989	$263,074	$245,603	$230,831	$216,069
Cost of revenues	114,395	113,709	109,755	104,838	97,551	92,488	87,616	83,265
Operating costs and expenses(1)	206,098	168,664	192,796	157,705	100,109	89,264	83,786	156,891

Income (loss) from operations	3,654	29,492	(4,558)	19,446	65,414	63,851	59,429	(24,087)
Net losses of equity affiliate	(29,346)	(40,054)	(41,895)	—	—	—	—	—
Gain (loss) on investments in other companies, net	—	210	(5,810)	15	—	1,325	4,352	(2,969)
Interest income (expense) and other, net	3,503	3,597	4,182	1,542	1,616	(760)	(490)	(1,747)

Income (loss) from continuing operations before income taxes	(22,189)	(6,755)	(48,081)	21,003	67,030	64,416	63,291	(28,803)
Income tax (benefit) provision(2)	(169)	(226)	30	1,592	(9,274)	(6,725)	(7,924)	56,107

Income (loss) from continuing operations	(22,358)	(6,981)	(48,051)	22,595	57,756	57,691	55,367	27,304
Loss from discontinued operations, net of tax(3)	(7,604)	(9,309)	(31,330)	(32,059)	(3,392)	(4,365)	(681)	(68)

Net income (loss)	$(29,962)	$(16,290)	$(79,381)	$(9,464)	$54,364	$53,326	$54,686	$27,236

Basic net income (loss) per share(4):
Income (loss) from continuing operations	$(0.18)	$(0.06)	$(0.39)	$0.19	$0.53	$0.52	$0.50	$0.25
Loss from discontinued operations	(0.06)	(0.08)	(0.26)	(0.27)	(0.03)	(0.04)	(0.01)	(0.00)

Net income (loss)	$(0.24)	$(0.13)	$(0.65)	$(0.08)	$0.50	$0.48	$0.50	$0.25

Diluted net income (loss) per share(4):
Income (loss) from continuing operations	$(0.18)	$(0.06)	$(0.39)	$0.19	$0.52	$0.51	$0.49	$0.25
Loss from discontinued operations	(0.06)	(0.08)	(0.26)	(0.27)	(0.03)	(0.04)	(0.01)	(0.00)

Net income (loss)	$(0.24)	$(0.13)	$(0.65)	$(0.08)	$0.49	$0.48	$0.49	$0.25

Basic weighted average common shares outstanding	123,058	123,257	121,864	118,247	109,493	110,033	110,153	108,449
Diluted weighted average common shares outstanding	123,058	123,257	121,864	119,229	110,300	112,256	112,039	109,617

(1)
Operating costs and expenses for the quarter ended December 31, 2008 includes a $78.7 million non-cash impairment charge related to goodwill and certain intangible assets of New Edge in the Company's Business Services segment. EarthLink concluded the carrying value of these assets were impaired in conjunction with its annual test of goodwill and intangible assets deemed to have indefinite lives as well as an updating of its long-term outlook.

(2)
During the quarter ended December 31, 2008, EarthLink released approximately $65.6 million of its valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which the Company determined, in accordance with SFAS No. 109, it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future. Of the total valuation allowance release, $56.1 million was recorded as an income tax benefit in the Statement of Operations and $9.5 million related to acquired net operating losses and reduced goodwill.

(3)
In November 2007, management concluded that the municipal wireless broadband operations were no longer consistent with EarthLink's strategic direction and the Company's Board of Directors authorized management to pursue the divestiture of the Company's municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband operations as discontinued operations for all periods presented.

(4)
The quarterly net income (loss) per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2008 covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to the directors and nominees for directors of EarthLink will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election" and "Proposal 1—Election of Directors—Directors Not Standing for Election" in our Proxy Statement for our 2009 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to our executive officers will be set forth under the caption "Executive

Officers" in the above-referenced Proxy Statement or in a subsequent amendment to this Report on Form 10-K. Information regarding compliance by our directors and executive officers and owners of more than 10% of EarthLink's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Executive Officers—Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or in a subsequent amendment to this Report. Information relating to EarthLink's Code of Ethics for directors and officers will be set forth under the caption "Proposal 1—Election of Directors—Corporate Governance Matters—Codes of Ethics" in the above-referenced Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K. Information relating to corporate governance will be set forth under the caption "Proposal 1—Election of Directors—Corporate Governance Matters" in the above-referenced Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2008 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	7,158,660	(2)	$9.58	13,100,428	(1)

(1)
This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink, Inc. 2006 Equity and Cash Incentive Plan	7,895,124
EarthLink, Inc. Stock Incentive Plan (adopted in 2000)	4,741,850
EarthLink, Inc. Equity Plan for Non-Employee Directors	463,454

13,100,428

  The grants of approximately 5.4 million restricted stock units and phantom share units have been deducted from the number of securities available for future issuance.

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

(1)
Financial Statements

1.
Reports of Independent Registered Public Accounting Firm

2.
Consolidated Balance Sheets as of December 31, 2007 and 2008

3.
Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008

4.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2007 and 2008

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

6.
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

  The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)
Listing of Exhibits

1.1—	Underwriting Agreement, dated November 13, 2006, by and among EarthLink, Inc., UBS Securities LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to EarthLink's Report on Form 8-K dated November 13, 2006—File No. 001-15605).
2.1—	Agreement and Plan of Merger, dated December 12, 2005, by and among EarthLink, Inc., New Edge Holding Company and New Edge Merger Corporation (incorporated by reference to Exhibit 2.1 to EarthLink, Inc.'s Report on Form 8-K dated December 12, 2005—File No. 001-15605).
3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 of EarthLink, Inc.—File No. 333-109691).
3.2—	Second Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 of EarthLink, Inc.'s Report on Form 8-K dated July 18, 2007—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc.—File No. 333-30024).
4.2—	Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated August 6, 2002—File No. 001-15605).

4.3—	Indenture, dated November 17, 2006, by and between EarthLink, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated November 17, 2006—File No. 001-15605).
10.1#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-39456).
10.2#—	EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8—File No. 333-108065).
10.3#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.4#—	EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated April 14, 2006).
10.5#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.6#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8—File No. 333-30024).
10.8#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.9#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.10#—	Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.11#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—	Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.13#—	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.14#—	Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.15#—	Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).

10.16#—	Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.17#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.18#	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2007—File No. 001-15605).
10.19#	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2008—File No. 001-15605).
10.20#—	Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-8—File No. 333-133870).
10.21#	Restricted Stock Unit Agreement dated as of February 8, 2008 for Rolla P. Huff under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2008—File No. 001-15605).
10.22—	Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.23—	Fourth Amendment to Office Lease between California State Teacher's Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 30, 2004—File No. 001-15605).
10.24—	Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.25—	Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. Dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 14, 2005—File No. 001-15605).
10.26*—	Amended and Restated Employment Agreement, dated December 15, 2008, between EarthLink, Inc. and Rolla P. Huff, President and Chief Executive Officer of EarthLink, Inc.
10.27*—	Amended and Restated Employment Agreement, dated December 15, 2008, between EarthLink, Inc. and Joseph M. Wetzel, Chief Operating Officer of EarthLink, Inc.
10.28#*—	EarthLink, Inc. Board of Directors Compensation Plan, dated January 2009.
10.29#*—	Change-in-Control Accelerated Vesting and Severance Plan, amended effective as of October 19, 2005 and amended and restated effective as of February 17, 2006 and as of May 8, 2008 and amended and restated effective as of December 31, 2008.
10.30#*—	Executives' Position Elimination and Severance Plan, amended and restated effected as of December 15, 2008.

10.31—	Summary of 2008 bonus payments and 2009 salaries for executive officers (incorporated by reference to EarthLink, Inc.'s Report on Form 8-K dated February 4, 2009—File No. 001-15605).
10.32#*	EarthLink, Inc. 2009 Short Term Incentive Bonus Plan.
10.33#*	Form of Restricted Stock Unit Agreement Awarded in Connection with 2008 Incentive Bonus Plan.
10.34*+	High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc.
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
23.2*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*—	Combined Financial Statements of HELIO, Inc. and HELIO LLC.

*
Filed herewith.

#
Management compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to portions of this exhibit.

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

EARTHLINK, INC.
By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer Date: February 27, 2009

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

Date:	February 27, 2009	By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	February 27, 2009	By:	/s/ KEVIN M. DOTTS Kevin M. Dotts, Chief Financial Officer (principal financial officer)
Date:	February 27, 2009	By:	/s/ BRADLEY A. FERGUSON Bradley A. Ferguson, VP and Corporate Controller (principal accounting officer)
Date:	February 27, 2009	By:	/s/ S. MARCE FULLER S. Marce Fuller, Lead Director
Date:	February 27, 2009	By:	/s/ SUSAN D. BOWICK Susan D. Bowick, Director
Date:	February 27, 2009	By:	/s/ TERRELL B. JONES Terrell B. Jones, Director
Date:	February 27, 2009	By:	/s/ DAVID A. KORETZ David A. Koretz, Director
Date:	February 27, 2009	By:	/s/ THOMAS E. WHEELER Thomas E. Wheeler, Director
Date:	February 27, 2009	By:	/s/ M. WAYNE WISEHART M. Wayne Wisehart, Director