Form 10-Q
period 2009-03-31
EARTHLINK INC
filed 2009-05-01
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐      Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 30, 2009, 105,694,831 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2009

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486,564	$471,510
Accounts receivable, net of allowance of $4,048 and $3,275 as of December 31, 2008 and March 31, 2009, respectively	30,569	24,952
Marketable securities	—	40,575
Prepaid expenses	6,445	6,802
Deferred income taxes, net	20,254	15,858
Other current assets	15,452	11,652
Total current assets	559,284	571,349
Long-term marketable securities	47,809	53,756
Long-term investments	20,708	19,473
Property and equipment, net	37,246	35,293
Deferred income taxes, net	43,757	29,596
Purchased intangible assets, net	19,552	17,405
Goodwill	112,812	112,812
Other long-term assets	4,698	4,147
Total assets	$845,866	$843,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,109	$17,732
Accrued payroll and related expenses	37,470	17,083
Other accrued liabilities	39,415	41,192
Deferred revenue	33,649	31,189
Total current liabilities	123,643	107,196

Long-term debt, net of discount of $39,017 and $35,999 as of December 31, 2008 and March 31, 2009, respectively	219,733	222,751
Other long-term liabilities	16,015	13,787
Total liabilities	359,391	343,734

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2008 and March 31, 2009	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 188,264 and 188,969 shares issued as of December 31, 2008 and March 31, 2009, respectively, and 108,516 and 105,629 shares outstanding as of December 31, 2008 and March 31, 2009, respectively	1,883	1,890
Additional paid-in capital	2,135,887	2,138,114
Accumulated deficit	(1,016,833)	(984,336)
Treasury stock, at cost, 79,748 and 83,340 shares as of December 31, 2008 and March 31, 2009, respectively	(634,420)	(656,760)
Unrealized (losses) gains on investments	(42)	1,189
Total stockholders’ equity	486,475	500,097
Total liabilities and stockholders’ equity	$845,866	$843,831

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2009
	(in thousands, except per share data)
	(unaudited)

Revenues	$263,074	$199,063

Operating costs and expenses:
Cost of revenues	97,551	75,565
Sales and marketing	30,916	17,022
Operations and customer support	39,224	27,746
General and administrative	24,926	18,622
Amortization of intangible assets	4,013	2,147
Facility exit and restructuring costs	1,030	488
Total operating costs and expenses	197,660	141,590

Income from operations	65,414	57,473
Gain on investments, net	—	259
Interest expense and other, net	(1,041)	(4,291)
Income from continuing operations before income taxes	64,373	53,441
Income tax provision	(9,274)	(20,944)
Income from continuing operations	55,099	32,497
Loss from discontinued operations	(3,392)	—
Net income	$51,707	$32,497

Basic net income per share
Continuing operations	$0.50	$0.30
Discontinued operations	(0.03)	—
Basic net income per share	$0.47	$0.30
Basic weighted average common shares outstanding	109,493	108,071

Diluted net income per share
Continuing operations	$0.50	$0.30
Discontinued operations	(0.03)	—
Diluted net income per share	$0.47	$0.30
Diluted weighted average common shares outstanding	110,300	109,168

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$51,707	$32,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,519	6,509
Loss on disposals and impairments of fixed assets	2,370	61
Stock-based compensation	5,152	4,390
Deferred income taxes	7,219	18,512
Accretion of debt discount and amortization of debt issuance costs	3,028	3,301
Gain on investments, net	—	(259)
Decrease in accounts receivable, net	1,223	5,617
(Increase) decrease in prepaid expenses and other assets	(6,674)	3,789
Decrease in accounts payable and accrued and other liabilities	(29,852)	(17,884)
Decrease in deferred revenue	(2,959)	(2,609)
Net cash provided by operating activities	41,733	53,924

Cash flows from investing activities:
Purchases of property and equipment	(278)	(3,133)
Purchases of subscriber bases	(117)	—
Purchases of marketable securities	(53,027)	(44,075)
Sales and maturities of marketable securities	86,059	—
Other investing activities	87	200
Net cash provided by (used in) investing activities	32,724	(47,008)

Cash flows from financing activities:
Principal payments under capital lease obligations	(145)	(8)
Proceeds from exercises of stock options	1,943	378
Repurchases of common stock	(9,125)	(22,340)
Net cash used in financing activities	(7,327)	(21,970)

Net increase (decrease) in cash and cash equivalents	67,130	(15,054)
Cash and cash equivalents, beginning of period	173,827	486,564
Cash and cash equivalents, end of period	$240,957	$471,510

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. The Company’s primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as ancillary services sold as add-on features to the Company’s Internet access services, search and advertising. In addition, through the Company’s wholly-owned subsidiary, New Edge Networks (“New Edge”), the Company builds and manages private IP-based wide area networks for businesses and communications carriers.

The Company operates two reportable segments, Consumer Services and Business Services. The Company’s Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice-over-Internet protocol (“VoIP”) services, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others. For further information concerning the Company’s business segments, see Note 14, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2008 and 2009 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2008 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflected its municipal wireless broadband results of operations as discontinued operations for the three months ended March 31, 2008. See Note 5, “Discontinued Operations,” for further discussion.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Adoption of Recent Accounting Pronouncement

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required. The adoption of FSP APB 14-1 on January 1, 2009 affected the accounting for the Company’s Convertible Senior Notes due November 15, 2026 (the “Notes”), which were issued in November 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of FSP APB 14-1, the Company reduced income from continuing operations and net income for the three months ended March 31, 2009 by $2.9 million and reduced basic and diluted earnings per share by $0.03 per share. The Company also recorded a deferred tax liability for temporary differences resulting from the application of FASB Statement No. 109, “Accounting for Income Taxes.” However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

The following tables present the effect of the adoption of FSP APB 14-1 on the Company’s affected financial statement line items for the three months ended March 31, 2008 and as of December 31, 2008:

	Three Months Ended March 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest income (expense) and other, net	$1,616	$(1,041)	$(2,657)
Income from continuing operations	57,756	55,099	(2,657)
Net income	54,364	51,707	(2,657)

Basic net income per share
Continuing operations	$0.53	$0.50	$(0.02)
Basic net income per share	0.50	0.47	(0.02)

Diluted net income per share
Continuing operations	$0.52	$0.50	$(0.02)
Diluted net income per share	0.49	0.47	(0.02)

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

3.  Earnings per Share

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

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in thousands,
	except per share data)
Numerator
Income from continuing operations	$55,099	$32,497
Loss from discontinued operations	(3,392)	—
Net income	$51,707	$32,497

Denominator
Basic weighted average common shares outstanding	109,493	108,071
Dilutive effect of Common Stock Equivalents	807	1,097
Diluted weighted average common shares outstanding	110,300	109,168

Basic net income per share
Continuing operations	$0.50	$0.30
Discontinued operations	(0.03)	—
Basic net income per share	$0.47	$0.30

Diluted net income per share
Continuing operations	$0.50	$0.30
Discontinued operations	(0.03)	—
Diluted net income per share	$0.47	$0.30

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the three months ended March 31, 2008 and 2009, approximately 10.1 million and 6.7 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the respective periods. Approximately 28.4 million shares that underlie the Company’s convertible debt instruments were also excluded from the calculation of diluted EPS because the exercise price exceeded the Company’s average stock price during the periods. These securities could be dilutive in future periods.

4.  Facility Exit and Restructuring Costs

Facility exit and restructuring costs consisted of the following during the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in thousands)

2007 Restructuring Plan	$1,093	$488
Legacy Restructuring Plans	(63)	—
	$1,030	$488

2007 Restructuring Plan

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania; and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was implemented during the latter half of 2007 and completed during the year ended December 31, 2008. Management continues to evaluate EarthLink’s businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

The following table summarizes facility exit and restructuring costs during the three months ended March 31, 2008 and 2009 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Three Months Ended March 31,		Incurred
	2008	2009	To Date
	(in thousands)

Severance and personnel-related costs	$367	$—	$30,764
Lease termination and facilities-related costs	—	488	17,512
Non-cash asset impairments	286	—	24,753
Other associated costs	440	—	1,124
	$1,093	$488	$74,153

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the three months ended March 31, 2009, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	$—	$16,694	$—	$—	$16,694
Accruals	—	488	—	—	488
Payments	—	(1,359)	—	—	(1,359)
Non-cash charges	—	—	—	—	—
Balance as of March 31, 2009	$—	$15,823	$—	$—	$15,823

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2008 and March 31, 2009, approximately $5.9 million and $6.6 million, respectively, was classified as other accrued liabilities and approximately $10.8 million and $9.2 million, respectively, was classified as other long-term liabilities.

Legacy Restructuring Plans

During the years ended December 31, 2003, 2004 and 2005, the Company executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2008, EarthLink recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for legacy restructuring plans. As of March 31, 2009, the Company had a $1.3 million liability remaining for real estate commitments related to Legacy Plans, of which $0.8 million was classified as other accrued liabilities and $0.5 million was classified as other long-term liabilities in the Condensed Consolidated Balance Sheet. All other costs have been paid.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

5.  Discontinued Operations

In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company’s strategic direction and the Company’s Board of Directors authorized management to pursue the divestiture of the Company’s municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband results of operations as discontinued operations. The results of operations for municipal wireless broadband were previously included in the Consumer Services segment.  As of December 31, 2008, the Company had completed the divestiture of its municipal wireless broadband assets.

The following table presents summarized results of operations related to the Company’s discontinued operations for the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(in thousands)

Revenues	$737
Operating costs and expenses	(2,180)
Impairment and restructuring costs	(1,949)
Loss from discontinued operations	(3,392)

6.  Investments

Marketable Securities

Marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than 90 days are classified as marketable securities. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. Long-term investments in marketable securities as of December 31, 2008 and March 31, 2009 also included investments in asset-backed, auction rate securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days.

As of March 31, 2009, $40.6 million of the Company’s short-term marketable securities and $3.5 million of the Company’s long-term marketable securities consisted of government agency notes and were classified as available-for-sale. Gross unrealized gains on these securities as of March 31, 2009 were $0.1 million and there were no gross unrealized losses. As of March 31, 2009, $50.3 million of the Company’s long-term marketable securities consisted of auction rate securities and were classified as trading. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. Accordingly, the Company began classifying these securities as long-term marketable securities in the Condensed Consolidated Balance Sheet due to uncertainty surrounding the timing of a market recovery.

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). The agreement also grants the broker the right to buy the Company’s auction rate securities at par plus accrued interest, until July 2, 2012. The Company records the auction rate securities at fair value, with changes in fair

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

value included in earnings, as the Company no longer intends to hold the securities until maturity. The Company also elected a one-time transfer of its auction rate securities from the available-for-sale category to the trading category. The Company also records the value of the put right at fair value, with changes in fair value included in earnings, as the Company elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right is estimated using a discounted cash flow analysis. During the three months ended March 31, 2009, the Company recorded a $2.4 million gain on investments to record the auction rate securities at their fair value and recorded a $2.4 million loss on investments to record the put right at its fair value. The net gain of $0.1 million during the three months ended March 31, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Investments

Long-term investments consisted of the following as of December 31, 2008 and March 31, 2009:

	As of	As of
	December 31,	March 31,
	2008	2009
	(in thousands)
Investments stated at fair value	$11,408	$10,173
Investments stated at cost	9,300	9,300
Total long-term investments	$20,708	$19,473

Long-term investments in the Condensed Consolidated Balance Sheets consist of investments in other companies and the Company’s put right. Investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income. As of March 31, 2009, gross unrealized gains on available-for-sale investments were $1.1 million and there were no gross unrealized losses.  As of December 31, 2008, gross unrealized losses on available-for-sale investments were nominal and there were no gross unrealized gains.

The Company has a right to sell its existing auction rate securities back to the broker, which is classified as a long-term investment in the Condensed Consolidated Balance Sheets. The Company elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right and records the put right at fair value, with changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value of the put right is estimated using a discounted cash flow analysis.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the three months ended March 31, 2009, the Company recognized a gain on investments of $0.3 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to the Company’s auction rate securities and put right.

7.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2009.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009:

	As of December 31, 2008			As of March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$94,039	$(77,758)	$16,281	$94,039	$(79,769)	$14,270
Software, technology and other	739	(649)	90	739	(709)	30
Trade names	1,521	(304)	1,217	1,521	(380)	1,141
	96,299	(78,711)	17,588	96,299	(80,858)	15,441
Intangible assets not subject to amortization:
Trade names	1,964	—	1,964	1,964	—	1,964
	$98,263	$(78,711)	$19,552	$98,263	$(80,858)	$17,405

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2009 represents the amortization of definite-lived intangible assets.  The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of March 31, 2009, the weighted average amortization periods were 4.2 years for subscriber base assets and customer relationships, 3.3 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $5.6 million during the remaining nine months in the year ending December 31, 2009 and $4.1 million, $2.9 million, $1.5 million, $0.8 million and $0.5 million during the years ending December 31, 2010, 2011, 2012, 2013 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Long-Term Debt

In November 2006, the Company issued $258.8 million aggregate principal amount of the Notes in a registered offering. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The Notes bear interest at 3.25% per year on the principal amount of the Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Notes thereafter, payable semi-annually in May and November of each year. The Notes rank as senior unsecured obligations of the Company.

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

On January 1, 2009, the Company adopted FSP APB 14-1, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The adoption of FSP APB 14-1 on January 1, 2009 affected the accounting for the Company’s Notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount.

As of December 31, 2008, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $39.1 million and $219.7 million, respectively. As of March 31, 2009, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $36.0 million and $222.8 million, respectively. As of December 31, 2008 and March 31, 2009, the fair value of the Notes was approximately $236.6 million and $252.1 million, respectively, based on the quoted market prices.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three months ended March 31, 2008 and 2009 was as follows:

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Net income	$51,707	$32,497
Unrealized holding (losses) gains on certain investments	(257)	1,231
Total comprehensive income	$51,450	$33,728

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2009, the Company had $146.8 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 1.3 million and 3.6 million shares, respectively, of its common stock for $9.1 million and $22.3 million, respectively, during the three months ended March 31, 2008 and 2009.

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

Stock-based compensation expense under SFAS No. 123(R) was $5.2 million and $4.4 million during the three months ended March 31, 2008 and 2009, respectively.  In accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment,” the Company has classified stock-based compensation expense during the three months ended March 31, 2008 and 2009 within the same operating expense line items as cash compensation paid to employees.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant.

Options Outstanding

The following table summarizes information concerning stock option activity as of and for the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2008	7,159	$9.58
Granted	—	—
Exercised	(63)	5.80
Forfeited and expired	(366)	13.36
Outstanding as of March 31, 2009	6,730	9.41	5.9	$476
Vested and expected to vest as of March 31, 2009	6,395	$9.51	5.8	$476
Exercisable as of March 31, 2009	5,136	$9.90	5.3	$476

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2009 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $0.5 million and $0.1 million, respectively. The intrinsic value of stock options exercised represents the difference between the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of March 31, 2009:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.86	760	5.1	$6.04	603	$5.83
6.90	to	7.25	771	7.8	6.97	368	6.96
7.31	to	7.31	1,500	8.2	7.31	1,050	7.31
7.32	to	8.96	606	6.5	8.15	404	8.27
9.01	to	9.24	574	5.6	9.05	540	9.03
9.48	to	9.89	738	5.0	9.56	480	9.60
10.06	to	10.06	411	1.4	10.06	411	10.06
10.36	to	48.61	1,370	4.3	15.37	1,280	15.71
$5.10	to	$48.61	6,730	5.9	$9.41	5,136	$9.90

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the three months ended March 31, 2009:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2008	4,123	$7.20
Granted	190	6.74
Vested	(962)	7.04
Forfeited	(215)	7.18
Nonvested as of March 31, 2009	3,136	7.22

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2008 and 2009 was $7.16 and $6.74, respectively. As of March 31, 2009, there was $12.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2009 was $0.4 million and $7.0 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

EarthLink recorded an income tax provision of $9.3 million and $20.9 million during the three months ended March 31, 2008 and 2009, respectively. The income tax provision for the three months ended March 31, 2008 and 2009 was based on management’s current expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.”

The major components of the income tax provision for the three months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)

Federal alternative minumum tax	$1,204	$1,033
State income tax	786	1,354
Other	(520)	—
Current provision	1,470	2,387

Deferred provision	7,804	18,557

Total	$9,274	$20,944

During the year ended December 31, 2008, the Company released $65.6 million of its valuation allowance related to its deferred tax assets. These deferred tax assets primarily related to net operating loss carryforwards which the Company determined, in accordance with SFAS No. 109, it would more likely than not be able to utilize due to the generation of sufficient taxable income in 2009. For the three months ended March 31, 2009, the non-cash deferred tax provision recorded was primarily a result of the utilization of these federal and state net operating loss tax assets.  The current tax federal and state liabilities are payable as a result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws.

EarthLink continues to maintain a partial valuation allowance against its unrealized deferred tax assets, which include net operating loss carryforwards.  EarthLink may recognize additional deferred tax assets in future periods when they are determined to be more likely than not realizable.  To the extent EarthLink reports income in future periods, EarthLink intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  The Company’s ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

On January 1, 2007, EarthLink adopted Financial Interpretation (“FIN”) No. 48.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, as defined in FIN No. 48.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s policy for recording interest and

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

penalties associated with audits is to record such items as a component of income taxes.  No adjustments were made to the FIN No. 48 liability during the quarter.

13.  Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies, and put right.

The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009:

		Fair Value Measurements as of March 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$448,331	$448,331	$—	$—
Marketable securities	44,075	44,075	—	—
Auction rate securities	50,256	—	—	50,256
Equity investments in other companies	2,732	417	2,315	—
Put right	7,441	—	—	7,441
Total	$552,835	$492,823	$2,315	$57,697

Cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company’s put right are measured at fair value.  Cash equivalents, marketable securities and equity investments in other companies that are valued using quoted market prices are classified within Level 1. The Company’s investment in Virgin Mobile partnership units is valued using quoted prices for similar assets and is classified within Level 2. Investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s put right is estimated using a discounted cash flow analysis and is classified within Level 3. The Company has consistently applied these valuation techniques in all periods presented.

The Company has invested in auction rate securities, which are more fully described in Note 6, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. The fair values of the Company’s auction rate securities as of March 31, 2009 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The Company recorded the value of the put right to long-term investments in its Condensed Consolidated Balance Sheet and elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right is estimated using a discounted cash flow analysis and is classified within Level 3.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of March 31, 2009:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2008	$47,809	$9,828	$57,637
Total realized gains	2,447	—	2,447
Total realized losses	—	(2,387)	(2,387)
Balance as of March 31, 2009	$50,256	$7,441	$57,697

During the three months ended March 31, 2009, the Company recorded a realized gain of $2.4 million to record its auction rate securities at their fair value and recorded a realized loss of $2.4 million to record its put right at its fair value, which are included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  The entire amount of realized gains and losses relate to assets still held as of March 31, 2009.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2008 and 2009 is as follows:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Consumer Services
Revenues	$216,344	$159,562
Cost of revenues	71,173	52,334
Gross margin	145,171	107,228
Direct segment operating expenses	61,001	37,206
Segment operating income	$84,170	$70,022

Business Services
Revenues	$46,730	$39,501
Cost of revenues	26,378	23,231
Gross margin	20,352	16,270
Direct segment operating expenses	14,871	11,259
Segment operating income	$5,481	$5,011

Consolidated
Revenues	$263,074	$199,063
Cost of revenues	97,551	75,565
Gross margin	165,523	123,498
Direct segment operating expenses	75,872	48,465
Segment operating income	89,651	75,033
Stock-based compensation expense	5,152	4,390
Amortization of intangible assets	4,013	2,147
Facility exit and restructuring costs	1,030	488
Other operating expenses	14,042	10,535
Income from operations	$65,414	$57,473

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

Consumer access and service revenues consist of narrowband access, broadband access and voice services. These revenues are derived from monthly fees charged to customers for dial-up Internet access; monthly fees charged for high-speed access services; fees charged for VoIP services; usage fees; installation fees; termination fees; and fees for equipment. Consumer value-added services revenues consist of revenues from ancillary services sold as add-on features to the Company’s Internet services, such as security products, email by phone, Internet call waiting, email storage and home networking; search revenues; and advertising revenues.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2008 and 2009 is as follows:

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Consumer Services
Access and service	$188,971	$139,790
Value-added services	27,373	19,772
Total revenues	$216,344	$159,562

Business Services
Access and service	$45,878	$38,908
Value-added services	852	593
Total revenues	$46,730	$39,501

Consolidated
Access and service	$234,849	$178,698
Value-added services	28,225	20,365
Total revenues	$263,074	$199,063

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

EarthLink, Inc. is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as ancillary services sold as add-on features to our Internet access services, search and advertising. In addition, through our wholly-owned subsidiary, New Edge Networks (“New Edge”), we build and manage private IP-based wide area networks for businesses and communications carriers.

We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice-over-Internet Protocol (“VoIP”) services, among others. Our Business Services segment provides integrated communications services, dedicated Internet access and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others.

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

In response to declining revenues, changes in our industry and changes in consumer behavior, we implemented a restructuring plan (“the 2007 Plan”) to reduce operating costs and improve the efficiency of our organization. Under the 2007 Plan, we significantly reduced employees, closed or consolidated certain facilities, discontinued certain projects and reduced sales and marketing efforts. The 2007 Plan was implemented during 2007 and completed during 2008. The strategies noted above represent the future plans for our business. The primary challenges we face in executing our business strategy are managing the rate of decline in our revenues, responding to competition, reducing churn, implementing cost reduction initiatives, purchasing cost-effective wholesale broadband access and adding customers that generate an acceptable rate of return. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based networks); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting, email storage and home networking; search revenues; and advertising revenues.

Narrowband access revenues consist of monthly fees charged to customers for dial-up Internet access. Broadband access revenues consist of fees charged for high-speed access services; fees charged for managing private IP-based networks; fees charged for VoIP services; usage fees; activation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to customers wishing to have a web or e-commerce presence. Value-added services revenues consist of monthly fees charged for ancillary services; fees charged for paid placements for searches; delivering traffic to EarthLink’s partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners’ products and services in EarthLink’s various online properties and electronic publications; and referring EarthLink customers to partners’ products and services.

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

In light of this continued maturation of the market for narrowband access, we refocused our business strategy to significantly reduce our sales and marketing efforts and focus instead on retaining tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. This change has resulted in a decrease in gross subscriber additions, which we expect will continue. However, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured. We experienced an improvement in consumer subscriber churn rates during the three months ended March 31, 2009 compared to the prior year period. However, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn, and we may not be able to align our cost structure with a decline in our revenue.

Consistent with trends in the Internet access industry, the mix of our consumer access subscriber base has been shifting from narrowband access to broadband access customers. Consumer broadband access revenues have lower gross margins than narrowband revenues due to the costs associated with delivering broadband services. This change in mix has negatively affected our profitability and we expect this trend to continue as broadband subscribers continue to become a greater proportion of our consumer access subscriber base. However, our consumer broadband access customers also have lower churn rates than our consumer narrowband access customers. Accordingly, we expect to realize benefits from a more tenured subscriber base, such as reduced support costs and lower bad debt expense.

Business services. The markets in which we operate our business services are characterized by industry consolidation, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers. Our business has become more focused on end users as a result of mergers in the telecommunications industry. In addition, our small and medium-sized business customers, including retail businesses, are particularly exposed to an economic downturn. We may experience pressure on revenue and churn rates for our business services, especially given the state of the economy. However, we will seek to align our cost structure with trends in our revenue.

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

First Quarter 2009 Highlights

Total revenues decreased $64.0 million, or 24%, from the three months ended March 31, 2008 to the three months ended March 31, 2009, as our subscriber base decreased from approximately 3.6 million paying subscribers as of March 31, 2008 to approximately 2.6 million paying subscribers as of March 31, 2009. The decrease in subscribers was attributable to the change in our business strategy to reduce sales and marketing activities, as well as the continuing maturation of the narrowband Internet access market. Operating expenses decreased during the three months ended March 31, 2009 compared to the prior year period primarily due to a reduction in costs to acquire new subscribers and a decrease in support costs due to fewer customers and a more tenured subscriber base. We recognized net income of $51.7 million during the three months ended March 31, 2008 compared to net income of $32.5 million during the three months ended March 31, 2009. The decrease in net income was due to the decrease in revenues and an increase in our income tax provision, offset by the decrease in total operating costs and expenses.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	December 31,	March 31,
	2008	2008	2009
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	2,368,000	1,747,000	1,587,000
Broadband access subscribers (b)	1,026,000	896,000	856,000
Total consumer services	3,394,000	2,643,000	2,443,000
Business Services
Narrowband access subscribers	25,000	17,000	14,000
Broadband access subscribers	65,000	59,000	57,000
Web hosting accounts	97,000	87,000	84,000
Total business services	187,000	163,000	155,000
Total subscriber count at end of period	3,581,000	2,806,000	2,598,000

	Three Months Ended
	March 31,
	2008	2009
Subscriber Activity
Subscribers at beginning of period	3,876,000	2,806,000
Gross organic subscriber additions	253,000	116,000
Adjustment (c)	—	(7,000)
Churn	(548,000)	(317,000)
Subscribers at end of period	3,581,000	2,598,000

Churn rate (d)	4.9%	3.9%

Consumer Services Data
Average subscribers (e)	3,538,000	2,539,000
ARPU (f)	$20.38	$20.95
Churn rate (d)	5.0%	4.0%

Business Services Data
Average subscribers (e)	190,000	160,000
ARPU (f)	$81.88	$82.37
Churn rate (d)	2.7%	3.1%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(c)  During the three months ended March 31, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the periods indicated:

	Three Months Ended
	March 31,
	2008	2009	$ Change	% Change
	(dollars in thousands)

Revenues	$263,074	$199,063	(64,011)	-24%

Operating costs and expenses:
Cost of revenues	97,551	75,565	(21,986)	-23%
Sales and marketing	30,916	17,022	(13,894)	-45%
Operations and customer support	39,224	27,746	(11,478)	-29%
General and administrative	24,926	18,622	(6,304)	-25%
Amortization of intangible assets	4,013	2,147	(1,866)	-46%
Facility exit, restructuring and other costs	1,030	488	(542)	-53%
Total operating costs and expenses	197,660	141,590	(56,070)	-28%

Income from operations	65,414	57,473	(7,941)	-12%
Gain on investments, net	—	259	259	100%
Interest expense and other, net	(1,041)	(4,291)	(3,250)	312%
Income from continuing operations before income taxes	64,373	53,441	(10,932)	-17%
Income tax provision	(9,274)	(20,944)	(11,670)	126%
Income from continuing operations	55,099	32,497	(22,602)	-41%
Loss from discontinued operations	(3,392)	—	3,392	-100%
Net income	$51,707	$32,497	$(19,210)	-37%

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

The following tables set forth segment data for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$216,344	$159,562	$(56,782)	-26%
Cost of revenues	71,173	52,334	(18,839)	-26%
Gross margin	145,171	107,228	(37,943)	-26%
Direct segment operating expenses	61,001	37,206	(23,795)	-39%
Segment operating income	$84,170	$70,022	$(14,148)	-17%

Business Services
Revenues	$46,730	$39,501	$(7,229)	-15%
Cost of revenues	26,378	23,231	(3,147)	-12%
Gross margin	20,352	16,270	(4,082)	-20%
Direct segment operating expenses	14,871	11,259	(3,612)	-24%
Segment operating income	$5,481	$5,011	$(470)	-9%

Consolidated
Revenues	$263,074	$199,063	$(64,011)	-24%
Cost of revenues	97,551	75,565	(21,986)	-23%
Gross margin	165,523	123,498	(42,025)	-25%
Direct segment operating expenses	75,872	48,465	(27,407)	-36%
Segment operating income	89,651	75,033	(14,618)	-16%
Stock-based compensation expense	5,152	4,390	(762)	-15%
Amortization of intangible assets	4,013	2,147	(1,866)	-46%
Facility exit and restructuring costs	1,030	488	(542)	-53%
Other operating expenses	14,042	10,535	(3,507)	-25%
Income from operations	$65,414	$57,473	$(7,941)	-12%

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2008 and 2009:

	Three Months Ended
	March 31,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$188,971	$139,790	$(49,181)	-26%
Value-added services	27,373	19,772	(7,601)	-28%
Total revenues	$216,344	$159,562	$(56,782)	-26%

Business Services
Access and service	$45,878	$38,908	$(6,970)	-15%
Value-added services	852	593	(259)	-30%
Total revenues	$46,730	$39,501	$(7,229)	-15%

Consolidated
Access and service	$234,849	$178,698	$(56,151)	-24%
Value-added services	28,225	20,365	(7,860)	-28%
Total revenues	$263,074	$199,063	$(64,011)	-24%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services, search and advertising. Total revenues decreased from $263.1 million during the three months ended March 31, 2008 to $199.1 million during the three months ended March 31, 2009. This was comprised of a $56.8 million decrease in consumer services revenue and a $7.2 million decrease in business services revenue. The decrease in consumer services revenue was primarily attributable to a decrease in average consumer subscribers, which were approximately 3.5 million and 2.5 million during the three months ended March 31, 2008 and 2009, respectively. The decrease was driven primarily by narrowband and broadband subscribers. Slightly offsetting the decrease in our average consumer subscribers was an increase in consumer services ARPU, which increased due to the shift in mix of our consumer access subscriber base from narrowband to broadband subscribers. The decrease in business services revenue was primarily due to a decrease in average business subscribers, which were approximately 190,000 and 160,000 during the three months ended March 31, 2008 and 2009, respectively. Slightly offsetting the decrease in our average business subscribers was an increase in business services ARPU, which increased due to the shift in mix of our business access subscriber base to New Edge subscribers.

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

Consumer access and service revenues decreased $49.2 million, or 26%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  The decrease in consumer access and service revenues was primarily due to decreases in narrowband access and broadband access revenues.  Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers resulting from the change in our business strategy and the continued maturation of and competition in the market for narrowband Internet access. We continue to reduce sales and marketing efforts. We are focusing our efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. Average consumer narrowband subscribers decreased from 2.5 million during the three months ended March 31, 2008 to 1.7 million during the three months ended March 31, 2009. Our value-priced narrowband services comprised a larger proportion of this decrease, as average PeoplePC access subscribers decreased from approximately 50% of our average consumer narrowband customer base during the three months ended March 31, 2008 to 42% during the three months ended March 31, 2009.  Broadband access revenues decreased due to a decline in average broadband subscribers resulting from reduced sales and marketing efforts. Average consumer broadband subscribers decreased from 1.0 million during the three months ended March 31, 2008 to 0.9 million during the three months ended March 31, 2009.

We expect our consumer access and service subscriber base to continue to decrease due to the change in our business strategy and due to the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, email by phone, Internet call waiting, email storage and home networking; search revenues; and advertising revenues.  We derive these revenues from monthly fees charged for ancillary services; paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transactions; advertising our partners’ products and services in our various online properties and electronic publications; and referring our customers to our partners’ products and services.

Value-added services revenues decreased $7.6 million, or 28%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  The decrease was due primarily to decreases in search advertising revenues and in sales of ancillary services, primarily security services, as a result of the decrease in total average consumer subscribers from 3.5 million during the three months ended March 31, 2008 to 2.5 million during the three months ended March 31, 2009.  However, offsetting this decrease was an increase in subscription revenue per subscriber. We expect our value-added services revenues to decrease during the remainder of 2009 as our subscriber base decreases.

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

Business access and service revenues decreased $7.0 million, or 15%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  The decrease was primarily due to a decrease in average business access and service subscribers, comprised of decreases in average web hosting accounts, average business narrowband customers and average New Edge customers. Our wholesale business was also negatively impacted over the past year by consolidation in the telecommunications industry. Our churn rates for business services customers increased during the three months ended March 31, 2009 compared to the prior year period, which was primarily driven by a decrease in business narrowband customers resulting from maturation of and competition in the market for these Internet access services.

We expect continued pressure on revenue and churn rates for our business services, especially given the state of the economy. However, we expect to continue to seek opportunities to align our cost structure with trends in our revenue.

Cost of revenues

Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc. Our largest providers of broadband connectivity are Time Warner Cable, AT&T, Qwest Corporation, Verizon Communications, Inc. and Covad Communications Group, Inc. (“Covad”). We also do lesser amounts of business with a wide variety of local, regional and other national providers. Cost of revenues also includes sales incentives. We offer sales incentives, such as free modems and Internet access on a trial basis, for certain products and promotions.

Total cost of revenues decreased $22.0 million, or 23%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  This decrease was comprised of an $18.8 million decrease in consumer services cost of revenues and $3.1 million decrease in business services cost of revenue. Consumer services cost of revenues decreased due to the decline in average consumer services subscribers and more favorable rates with service providers. Offsetting this decrease was an increase in average consumer cost per subscriber due to a greater proportion of our consumer subscriber base consisting of broadband subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers.

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

Sales and marketing expenses decreased $13.9 million, or 45%, from the three months ended March 31, 2008 to the three months ended March 31, 2009. The decrease consisted primarily of a decrease in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs resulting from the change in our business strategy and continued benefits from the 2007 Plan.

Although we expect to continue to realize benefits as we scale back sales and marketing efforts in connection with our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities in 2009 that we experienced in 2008.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $11.5 million, or 29%, from the three months ended March 31, 2008 to the three months ended March 31, 2009. The decrease in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor and occupancy and related costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan, and a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and as our tenured customers require less customer service and technical support.

Although we expect operations and customer support expenses to continue to decrease during 2009 as a result of our refocused strategy, we do not anticipate the type of large-scale cost reduction opportunities that we experienced in 2008.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $6.3 million, or 25%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  The decrease in general and administrative expenses consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs and professional and legal fees. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of more tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and professional and legal fees was attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan.

Although we expect general and administrative expenses to continue to decrease in 2009 as a result our refocused strategy, we believe that large-scale cost reduction opportunities will be limited.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from one to six years. Amortization of intangible assets decreased $1.9 million, or 46%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.  The decrease in amortization of intangible assets during the three months ended March 31, 2009 was primarily due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Facility exit, restructuring and other costs

Facility exit and restructuring costs consisted of the following during the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in thousands)

2007 Restructuring Plan	$1,093	$488
Legacy Restructuring Plans	(63)	—
	$1,030	$488

2007 Restructuring Plan. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania; and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and completed during 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $1.1 million during the three months ended March 31, 2008, including $0.4 million for severance and personnel-related costs; $0.3 million for non-cash asset impairments; and $0.4 million for other associated costs.  As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $0.5 million during the three months ended March 31, 2009, which consisted of facilities-related costs.  Management continues to evaluate EarthLink’s businesses and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

Legacy Restructuring Plans. During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit and restructuring costs. During the three months ended March 31, 2008, we recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for Legacy Plans.

Gain on investments, net

During the three months ended March 31, 2009, we recognized a net gain on investments of $0.3 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to our auction rate securities (as described below). These transactions were recorded as gain on investments, net, in the Condensed Consolidated Statements of Operations.

As of March 31, 2009, we held auction rate securities with a carrying value and fair value of $50.3 million. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right’). We record the auction rate securities at fair value, with changes in fair value included in earnings. We also record the put right at fair value, with changes in fair value included in earnings, as we elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets

and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. During the three months ended March 31, 2009, we recorded a $2.4 million gain on investments to reflect the auction rate securities at their fair value and recorded a $2.4 million loss on investments to reflect the put right at its fair value. The net gain of $0.1 million during the three months ended March 31, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $3.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This was primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields from deteriorating financial and credit markets. Also contributing to the decrease was the liquidation of our Covad debt investment, which was repurchased by Platinum Equity, LLC in April 2008.

Provision for income taxes

We recognized an income tax provision of $9.3 million during the three months ended March 31, 2008, which consisted of $1.5 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and other current provision items, and $7.8 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards which were acquired in connection with the acquisitions of OneMain, PeoplePC and Cidco. We recognized an income tax provision of $20.9 million during the three months ended March 31, 2009, which consisted of $2.4 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $18.5 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

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

Loss from discontinued operations

Loss from discontinued operations, net of tax, for the three months ended March 31, 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the divestiture of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment. As of December 31, 2008, the divestiture of our municipal wireless broadband assets was complete.

The following table presents summarized results of operations related to our discontinued operations for the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(in thousands)

Revenues	$737
Operating costs and expenses	(2,180)
Impairment, facility exit and restructuring costs	(1,949)
Loss from discontinued operations	(3,392)

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), “Stock-Based Compensation,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $5.2 million and $4.4 million during the three months ended March 31, 2008 and 2009, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Sales and marketing	$1,534	$1,211
Operations and customer support	2,536	2,113
General and administrative	1,082	1,066
	$5,152	$4,390

Facility Exit and Restructuring Costs

2007 Plan. We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the three months ended March 31, 2009, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	$—	$16,694	$—	$—	$16,694
Accruals	—	488	—	—	488
Payments	—	(1,359)	—	—	(1,359)
Non-cash charges	—	—	—	—	—
Balance as of March 31, 2009	$—	$15,823	$—	$—	$15,823

Legacy Plans. As of March 31, 2009, we had $1.3 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(in thousands)

Net income	$51,707	$32,497
Non-cash items	28,288	32,514
Changes in working capital	(38,262)	(11,087)
Net cash provided by operating activities	$41,733	$53,924

Net cash provided by (used in) investing activities	$32,724	$(47,008)

Net cash used in financing activities	$(7,327)	$(21,970)

Operating activities

Net cash provided by operating activities increased during the three months ended March 31, 2009 compared to the prior year period primarily due to a decrease in costs to acquire and support new customers, a decrease in operating costs resulting from our efforts to reduce our back-office cost structure, benefits realized from the 2007 Plan, and a reduction in customer support costs and bad debt expense as our overall subscriber base has decreased and become more tenured. This was partially offset by a decrease in revenues as our overall subscriber base has decreased over the past year.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, gain (loss) on investments in other companies, net, and accretion of debt discount and amortization of debt issuance costs. Non-cash items increased during the three months ended March 31, 2009 compared to the prior year period due to an increase in deferred income taxes, which was partially offset by decreases in depreciation expense and loss on disposals and impairments of fixed assets.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during the three months ended March 31, 2009 compared to the prior year period primarily due to reduced back office support and sales and marketing spending. Also contributing to the decrease were decreases in payments resulting from the 2007 Plan and from the discontinuation of our municipal wireless broadband operations.

Investing activities

Our investing activities provided cash of $32.7 million during the three months ended March 31, 2008, which consisted primarily of sales and maturities of investments in marketable securities, net of purchases. Our investing activities used cash of $47.0 million during the three months ended March 31, 2009. This consisted primarily of $44.1 million of purchases of investments in marketable securities, net of sales and maturities, and $3.1 million of capital expenditures, primarily associated with network and technology center related projects.

Financing activities

Our financing activities used cash of $7.3 million during the three months ended March 31, 2008. This consisted primarily of $9.1 million used to repurchase 1.3 million shares of our common stock, offset by $1.9 million of proceeds from the exercise of stock options. Our financing activities used cash of $22.0 million during the three months ended March 31, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock, offset by $0.4 million of proceeds from the exercise of stock options

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2009, we had utilized approximately $603.2 million and had $146.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

We continue to maintain a partial valuation allowance of $247.0 million against our net deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods if they are determined to be realizable. To the extent we owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes. However, our ability to use our net operating loss carryforwards to offset future taxable income and future taxes, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

Future Uses of Cash and Funding Sources

Uses of cash. We expect to continue to use cash to retain existing and acquire new subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. Finally, we may also use cash to invest in or acquire other companies, to repurchase common stock, to repurchase long-term debt or to pay dividends on our common stock. We have never declared or paid cash dividends on our common stock. Our Board of Directors will determine our future dividend policy. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Our cash requirements depend on numerous factors, including the pricing of our access services, our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage, and the level of resources used for our sales and marketing activities, among others.

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the three months ended March 31, 2009, we generated $53.9 million in cash from operations. As of March 31, 2009, we had $471.5 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $40.6 million and $53.8 million, respectively. Short-term marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. Long-term marketable securities also consist of $50.3 million of auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies and predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

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

Adoption of Recent Accounting Pronouncement

On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 on January 1, 2009 affected the accounting for our Convertible Senior Notes due November 15, 2026 (the “Notes”), which were issued in November 2006. Upon adoption, we recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. We are accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. We recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of FSP APB 14-1, we reduced income from continuing operations and net income for the three months ended March 31, 2009 by $2.9 million and reduced basic and diluted earnings per share by $0.03 per share. The Company also recorded a deferred tax liability for temporary differences resulting from the application of FASB Statement No. 109, “Accounting for Income Taxes.” However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

The following tables present the effect of the adoption of FSP APB 14-1 on our affected financial statement line items for the three months ended March 31, 2008 and as of December 31, 2008:

	Three Months Ended March 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest income (expense) and other, net	$1,616	$(1,041)	$(2,657)
Income from continuing operations	57,756	55,099	(2,657)
Net income	54,364	51,707	(2,657)

Basic net income per share
Continuing operations	$0.53	$0.50	$(0.02)
Basic net income per share	0.50	0.47	(0.02)

Diluted net income per share
Continuing operations	$0.52	$0.50	$(0.02)
Diluted net income per share	0.49	0.47	(0.02)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

 Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we face significant competition which could reduce our profitability; (3) that adverse economic conditions may harm our business; (4) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that our commercial and alliance arrangements may not be renewed, which could adversely affect our results of operations; (9) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could adversely affect our business or force us to change our business practices; (12) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (13) that we may not be able to protect our intellectual property; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (19) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (20) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (21) that our stock price has been volatile historically and may continue to be volatile; (22) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (23) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2009 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2009	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
January 1 through January 31	—	$—	—	$169,108
February 1 through February 28	556	6.19	556	165,668
March 1 through March 31	3,036	6.23	3,036	146,768
Total	3,592		3,592

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a) Exhibits. The following exhibits are filed as part of this report:

10.1#	Amended and Restated Employment Agreement, dated December 30, 2008, between EarthLink, Inc. and Rolla P. Huff, President and Chief Executive Officer of EarthLink, Inc.

10.2#	Amended and Restated Employment Agreement, dated December 30, 2008, between EarthLink, Inc. and Joseph M. Wetzel, Chief Operating Officer of EarthLink, Inc.

10.3#	Form of Executive Retention Incentive Award Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan.

10.4#	Form of Executive Retention Incentive Award Agreement.

10.5+	High-Speed Service Agreement, dated June 30, 2006, between EarthLink, Inc. and Time Warner Cable Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#Management compensatory plan or arrangement.

+Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission in connection with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	May 1, 2009	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	May 1, 2009	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer (principal financial officer)

Date:	May 1, 2009	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Vice President and Controller (principal accounting officer)