Form 10-Q
period 2009-06-30
EARTHLINK INC
filed 2009-07-31
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 29, 2009, 106,158,942 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2009

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486,564	$510,497
Accounts receivable, net of allowance of $4,048 and $2,214 as of December 31, 2008 and June 30, 2009, respectively	30,569	28,698
Marketable securities	—	89,986
Prepaid expenses	6,445	7,431
Deferred income taxes, net	20,254	9,513
Other current assets	15,452	19,647
Total current assets	559,284	665,772
Long-term marketable securities	47,809	9,866
Long-term investments	20,708	17,180
Property and equipment, net	37,246	33,326
Deferred income taxes, net	43,757	20,550
Purchased intangible assets, net	19,552	15,367
Goodwill	112,812	112,812
Other long-term assets	4,698	3,978
Total assets	$845,866	$878,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,109	$10,962
Accrued payroll and related expenses	37,470	20,999
Other accrued liabilities	39,415	35,280
Deferred revenue	33,649	29,167
Convertible senior notes, net of discount of $32,908 as of June 30, 2009	—	225,842
Total current liabilities	123,643	322,250

Convertible senior notes, net of discount of $39,017 as of December 31, 2008	219,733	—
Other long-term liabilities	16,015	16,792
Total liabilities	359,391	339,042

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2008 and June 30, 2009	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 188,264 and 189,464 shares issued as of December 31, 2008 and June 30, 2009, respectively, and 108,516 and 106,124 shares outstanding as of December 31, 2008 and June 30, 2009, respectively	1,883	1,894
Additional paid-in capital	2,135,887	2,141,152
Accumulated deficit	(1,016,833)	(952,851)
Treasury stock, at cost, 79,748 and 83,340 shares as of December 31, 2008 and June 30, 2009, respectively	(634,420)	(656,760)
Unrealized (losses) gains on investments	(42)	6,374
Total stockholders’ equity	486,475	539,809
Total liabilities and stockholders’ equity	$845,866	$878,851

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
	(unaudited)

Revenues	$245,603	$185,597	$508,677	$384,660

Operating costs and expenses:
Cost of revenues	92,488	69,270	190,039	144,835
Sales and marketing	25,806	14,543	56,722	31,565
Operations and customer support	33,642	23,940	72,866	51,686
General and administrative	23,768	16,409	48,694	35,031
Amortization of intangible assets	3,987	2,038	8,000	4,185
Facility exit and restructuring costs	2,061	4,927	3,091	5,415
Total operating costs and expenses	181,752	131,127	379,412	272,717

Income from operations	63,851	54,470	129,265	111,943
Gain on investments, net	1,325	11	1,325	270
Interest expense and other, net	(3,482)	(5,100)	(4,523)	(9,391)
Income from continuing operations before income taxes	61,694	49,381	126,067	102,822
Income tax provision	(6,725)	(17,896)	(15,999)	(38,840)
Income from continuing operations	54,969	31,485	110,068	63,982
Loss from discontinued operations	(4,365)	—	(7,757)	—
Net income	$50,604	$31,485	$102,311	$63,982

Basic net income per share
Continuing operations	$0.50	$0.30	$1.00	$0.60
Discontinued operations	(0.04)	—	(0.07)	—
Basic net income per share	$0.46	$0.30	$0.93	$0.60
Basic weighted average common shares outstanding	110,033	105,908	109,762	106,976

Diluted net income per share
Continuing operations	$0.49	$0.29	$0.99	$0.59
Discontinued operations	(0.04)	—	(0.07)	—
Diluted net income per share	$0.45	$0.29	$0.92	$0.59
Diluted weighted average common shares outstanding	112,256	107,080	111,277	108,110

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2009
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$102,311	$63,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,507	12,578
Loss on disposals and impairments of fixed assets	3,665	190
Stock-based compensation	9,722	7,416
Deferred income taxes	12,194	33,696
Accretion of debt discount and amortization of debt issuance costs	5,379	6,674
Gain on investments, net	(1,325)	(271)
Decrease in accounts receivable, net	8,825	1,871
(Increase) decrease in prepaid expenses and other assets	(7,128)	5,073
Decrease in accounts payable and accrued and other liabilities	(39,659)	(27,421)
Decrease in deferred revenue	(6,380)	(4,482)
Net cash provided by operating activities	108,111	99,306

Cash flows from investing activities:
Purchases of property and equipment	(2,258)	(5,060)
Purchases of subscriber bases	(127)	—
Purchases of marketable securities	(53,027)	(52,502)
Sales and maturities of marketable securities	97,160	2,950
Proceeds received from investments in other companies	57,070	200
Other investing activities	8	—
Net cash provided by (used in) investing activities	98,826	(54,412)

Cash flows from financing activities:
Principal payments under capital lease obligations	(2,687)	(17)
Proceeds from exercises of stock options	5,899	1,396
Repurchases of common stock	(9,126)	(22,340)
Net cash used in financing activities	(5,914)	(20,961)

Net increase in cash and cash equivalents	201,023	23,933
Cash and cash equivalents, beginning of period	173,827	486,564
Cash and cash equivalents, end of period	$374,850	$510,497

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

The Company operates two reportable segments, Consumer Services and Business Services. The Company’s Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice-over-Internet protocol (“VoIP”) services, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed private IP-based wide area networks, dedicated Internet access and web hosting, among others. For further information concerning the Company’s business segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2008 and 2009 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2008 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.  In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 31, 2009, the date of issuance of the Company’s condensed consolidated financial statements. See Note 14, “Subsequent Events.”

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reflected its municipal wireless broadband results of operations as discontinued operations for the three and six months ended June 30, 2008. See Note 5, “Discontinued Operations,” for further discussion.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short- and long-term marketable securities consist of available-for-sale and trading securities that are carried at market value. The Company’s equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments, because it is impracticable to estimate fair value.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncement

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s financial statements. However, the adoption of SFAS No. 168 will change the Company’s references to GAAP in its consolidated financial statements.

Adoption of Recent Accounting Pronouncement

On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required. The adoption of FSP APB 14-1 on January 1, 2009 affected the accounting for the Company’s Convertible Senior Notes due November 15, 2026 (the “Notes”), which were issued in November 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of FSP APB 14-1, the Company reduced income from continuing operations and net income for the three months ended June 30, 2009 by $3.0 million and reduced basic and diluted earnings per share by $0.03 per share, and reduced income from continuing operations and net income for the six months ended June 30, 2009 by $5.9 million and reduced basic and diluted earnings per share by $0.05 per share and $0.06 per share, respectively. The Company also recorded a deferred tax liability for temporary differences resulting from the application of FASB Statement No. 109, “Accounting for Income Taxes.” However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following tables present the effect of the adoption of FSP APB 14-1 on the Company’s affected financial statement line items for the three and six months ended June 30, 2008 and as of December 31, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest income (expense) and other, net	$(760)	$(3,482)	$(2,722)	$856	$(4,523)	$(5,379)
Income from continuing operations	57,691	54,969	(2,722)	115,447	110,068	(5,379)
Net income	53,326	50,604	(2,722)	107,690	102,311	(5,379)

Basic net income per share
Continuing operations	$0.52	$0.50	$(0.02)	$1.05	$1.00	$(0.05)
Basic net income per share	0.48	0.46	(0.02)	0.98	0.93	(0.05)

Diluted net income per share
Continuing operations	$0.51	$0.49	$(0.02)	$1.04	$0.99	$(0.05)
Diluted net income per share	0.48	0.45	(0.02)	0.97	0.92	(0.05)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

3.  Earnings per Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units, phantom share units and convertible debt (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Numerator
Income from continuing operations	$54,969	$31,485	$110,068	$63,982
Loss from discontinued operations	(4,365)	—	(7,757)	—
Net income	$50,604	$31,485	$102,311	$63,982

Denominator
Basic weighted average common shares outstanding	110,033	105,908	109,762	106,976
Dilutive effect of Common Stock Equivalents	2,223	1,172	1,515	1,134
Diluted weighted average common shares outstanding	112,256	107,080	111,277	108,110

Basic net income per share
Continuing operations	$0.50	$0.30	$1.00	$0.60
Discontinued operations	(0.04)	—	(0.07)	—
Basic net income per share	$0.46	$0.30	$0.93	$0.60

Diluted net income per share
Continuing operations	$0.49	$0.29	$0.99	$0.59
Discontinued operations	(0.04)	—	(0.07)	—
Diluted net income per share	$0.45	$0.29	$0.92	$0.59

During the three months ended June 30, 2008 and 2009, approximately 8.0 million and 5.1 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the respective periods. During the six months ended June 30, 2008 and 2009, approximately 9.3 million and 5.9 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS. Approximately 28.4 million shares that underlie the Company’s convertible debt instruments were also excluded from the calculations of diluted EPS because the exercise price exceeded the Company’s average stock price during the periods. These securities could be dilutive in future periods.

4.  Facility Exit and Restructuring Costs

Facility exit and restructuring costs consisted of the following during the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)

2007 Restructuring Plan	$2,169	$4,927	$3,262	$5,415
Legacy Restructuring Plans	(108)	—	(171)	—
	$2,061	$4,927	$3,091	$5,415

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

2007 Restructuring Plan

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania; and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during the year ended December 31, 2008. However, since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new cost savings initiatives as well as changes in estimates to amounts previously recorded.

The Company recorded $5.4 million of facility exit and restructuring costs during the six months ended June 30, 2009 as a result of changes to sublease estimates and further consolidation in its Atlanta, GA facility. The following table summarizes facility exit and restructuring costs during the six months ended June 30, 2008 and 2009 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Six Months Ended June 30,		Incurred
	2008	2009	To Date
	(in thousands)

Severance and personnel-related costs	$474	$—	$30,764
Lease termination and facilities-related costs	2,005	5,369	22,393
Non-cash asset impairments	313	46	24,792
Other associated costs	470	—	1,131
	$3,262	$5,415	$79,080

The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the six months ended June 30, 2009, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	—	16,694	—	—	16,694
Accruals	—	5,369	46	—	5,415
Payments	—	(2,617)	—	—	(2,617)
Non-cash charges	—	392	(46)	—	346
Balance as of June 30, 2009	$—	$19,838	$—	$—	$19,838

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year of the balance sheet date

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2008 and June 30, 2009, approximately $5.9 million and $7.4 million, respectively, were classified as other accrued liabilities and approximately $10.8 million and $12.4 million, respectively, were classified as other long-term liabilities.

Legacy Restructuring Plans

During the years ended December 31, 2003, 2004 and 2005, the Company executed a series of plans to restructure and streamline the Company’s contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2008, EarthLink recorded a $0.1 million and $0.2 million reduction, respectively, to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. As of June 30, 2009, the Company had a $1.0 million liability remaining for real estate commitments related to the Legacy Plans, of which $0.7 million was classified as other accrued liabilities and $0.3 million was classified as other long-term liabilities in the Condensed Consolidated Balance Sheet. All other costs have been paid.

5.  Discontinued Operations

In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company’s strategic direction and the Company’s Board of Directors authorized management to pursue the divestiture of the Company’s municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband results of operations as discontinued operations. The results of operations for municipal wireless broadband were previously included in the Consumer Services segment.  As of December 31, 2008, the Company had completed the divestiture of its municipal wireless broadband assets. As a result, the Company did not record discontinued operations during the three and six months ended June 30, 2009.

The following table presents summarized results of operations related to the Company’s discontinued operations for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(in thousands)

Revenues	$551	$1,288
Operating costs and expenses	1,513	3,693
Impairment and restructuring costs	4,004	5,953
Loss from discontinued operations	(4,365)	(7,757)

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

6.  Investments

Marketable Securities

Marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments with original maturities greater than 90 days are classified as marketable securities. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. Long-term marketable securities as of December 31, 2008 also included investments in asset-backed, auction rate securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. These securities were classified as short-term marketable securities as of June 30, 2009, which is more fully described below.

As of June 30, 2009, the Company had $90.0 million of short-term marketable securities and $9.9 million of long-term marketable securities. As of June 30, 2009, $39.7 million of the Company’s short-term marketable securities and all of the Company’s long-term marketable securities consisted of government agency notes and were classified as available-for-sale. Gross unrealized gains on these securities as of June 30, 2009 were $0.1 million and there were no gross unrealized losses. As of June 30, 2009, $50.3 million of the Company’s short-term marketable securities consisted of auction rate securities and were classified as trading. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. Accordingly, the Company classified these securities as long-term marketable securities in the Condensed Consolidated Balance Sheet as of December 31, 2008 due to uncertainty surrounding the timing of a market recovery.

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). Accordingly, the Company classified its auction rate securities as short-term marketable securities in the Condensed Consolidated Balance Sheet as of June 30, 2009. The agreement also grants the broker the right to buy the Company’s auction rate securities at par plus accrued interest, until July 2, 2012. The Company records the auction rate securities at fair value, with changes in fair value included in earnings, as the Company no longer intends to hold the securities until a market recovery. The Company also elected a one-time transfer of its auction rate securities from the available-for-sale category to the trading category. The Company also records the value of the put right at fair value, with changes in fair value included in earnings, as the Company elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right is estimated using a discounted cash flow analysis. During the six months ended June 30, 2009, the Company recorded a $2.5 million gain on investments to record the auction rate securities at their fair value and recorded a $2.4 million loss on investments to record the put right at its fair value. The net gain of $0.1 million during the six months ended June 30, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. The change in fair value of the auction rate securities and the put right during the three months ended June 30, 2009 was nominal.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Investments

Long-term investments consisted of the following as of December 31, 2008 and June 30, 2009:

	As of	As of
	December 31,	June 30,
	2008	2009
	(in thousands)
Investments stated at fair value	$11,408	$7,880
Investments stated at cost	9,300	9,300
Total long-term investments	$20,708	$17,180

Long-term investments in the Condensed Consolidated Balance Sheets include investments in other companies. Investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale in accordance with SFAS No. 115 and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income. As of June 30, 2009, gross unrealized gains on available-for-sale investments were $6.3 million and there were no gross unrealized losses.  As of December 31, 2008, gross unrealized losses on available-for-sale investments were nominal and there were no gross unrealized gains.

Long-term investments in the Condensed Consolidated Balance Sheet as of December 31, 2008 also included the Company’s put right. The Company has a put right to sell its existing auction rate securities back to the broker beginning on June 30, 2010, which had a carrying value and fair value of $9.8 million and $7.4 million as of December 31, 2008 and June 30, 2009, respectively. The Company classified the put right as other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2009. The Company elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right and records the put right at fair value, with changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value of the put right is estimated using a discounted cash flow analysis.

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

During the six months ended June 30, 2008, the Company recognized a net gain on investments of $1.3 million. This consisted of a gain of $2.0 million from the sale of the Company’s 6.1 million shares of Covad Communications Group, LLC common stock to Platinum Equity, LLC, offset by an impairment loss of $0.7 million due to other-than-temporary declines of the value of certain long-term investments. During the six months ended June 30, 2009, the Company recognized a net gain on investments of $0.3 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to the Company’s auction rate securities and put right.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

7.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2009.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009:

	As of December 31, 2008			As of June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$94,039	$(77,758)	$16,281	$94,039	$(81,722)	$12,317
Software, technology and other	739	(649)	90	739	(718)	21
Trade names	1,521	(304)	1,217	1,521	(456)	1,065
	96,299	(78,711)	17,588	96,299	(82,896)	13,403
Intangible assets not subject to amortization:
Trade names	1,964	—	1,964	1,964	—	1,964
	$98,263	$(78,711)	$19,552	$98,263	$(82,896)	$15,367

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2009 represents the amortization of definite-lived intangible assets.  The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of June 30, 2009, the weighted average amortization periods were 4.2 years for subscriber base assets and customer relationships, 3.3 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $3.5 million during the remaining six months in the year ending December 31, 2009 and $4.1 million, $2.9 million, $1.5 million, $0.8 million and $0.6 million during the years ending December 31, 2010, 2011, 2012, 2013 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Convertible Senior Notes

General

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 109.6491 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $9.12 per share). Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

Adoption of FSP APB 14-1

On January 1, 2009, the Company adopted FSP APB 14-1, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The adoption of FSP APB 14-1 on January 1, 2009 affected the Company’s accounting for the Notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount.

As of December 31, 2008, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $39.0 million and $219.7 million, respectively. As of June 30, 2009, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $32.9 million and $225.8 million, respectively. As of December 31, 2008 and June 30, 2009, the fair value of the Notes was approximately $236.6 million and $261.3 million, respectively, based on the quoted market prices.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Classification

In July 2009, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.14 per share to be paid on September 28, 2009 to stockholders of record on September 14, 2009. The Company currently intends to pay regular quarterly dividends on its common stock.  Under the terms of the indenture governing the Notes, the Company’s payment of the cash dividend requires an adjustment to the conversion rate for the Notes, which adjustment will be effective September 10, 2009.  In addition, as a result of the adjustment, the Notes may be surrendered for conversion through September 9, 2009, for the consideration provided for in the indenture. As a result, the Company classified the Notes as a current liability in the Condensed Consolidated Balance Sheet as of June 30, 2009. The Notes were classified as long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2008.

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the three and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands)
Net income	$50,604	$31,485	$102,311	$63,982
Unrealized holding (losses) gains on certain investments	(767)	5,185	(1,024)	6,416
Reclassification adjustment for realized gains on certain investments	(1,779)	—	(1,779)	—
Total comprehensive income	$48,058	$36,670	$99,508	$70,398

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2009, the Company had $146.8 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 1.3 million shares of its common stock for $9.1 million during the six months ended June 30, 2008. The Company repurchased 3.6 million shares of its common stock for $22.3 million during the six months ended June 30, 2009.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

Stock-based compensation expense under SFAS No. 123(R) was $4.6 million and $3.0 million during the three months ended June 30, 2008 and 2009, respectively, and $9.7 million and $7.4 million during the six months ended June 30, 2008 and 2009, respectively.  In accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment,” the Company has classified stock-based compensation expense during the three and six months ended June 30, 2008 and 2009 within the same operating expense line items as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock on the date of grant, have a term of ten years or less, and vest over terms of four to six years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Options Outstanding

The following table summarizes information concerning stock option activity as of and for the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2008	7,159	$9.58
Granted	—	—
Exercised	(260)	6.63
Forfeited and expired	(834)	13.87
Outstanding as of June 30, 2009	6,065	9.11	5.6	$1,387

Vested and expected to vest as of June 30, 2009	5,803	$9.19	5.5	$1,323

Exercisable as of June 30, 2009	4,831	$9.45	5.1	$1,141

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2009 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2009. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2009 was $1.0 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $1.5 million and $0.3 million, respectively. The intrinsic value of stock options exercised represents the difference between the closing price of the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of June 30, 2009:

Stock Options Outstanding						Stock Options
				Weighted		Exercisable
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$ 5.10	to	$ 6.86	729	4.9	$6.07	588	$5.88
6.90	to	7.25	597	7.5	6.98	300	6.98
7.31	to	7.31	1,500	8.0	7.31	1,100	7.31
7.32	to	8.96	375	5.7	8.08	282	8.19
9.01	to	9.48	741	5.8	9.17	666	9.14
9.51	to	9.89	502	3.9	9.60	322	9.65
10.06	to	10.06	392	1.2	10.06	392	10.06
10.36	to	40.25	1,229	4.2	13.94	1,181	14.08
$ 5.10	to	$40.25	6,065	5.6	$9.11	4,831	$9.45

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the six months ended June 30, 2009:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2008	4,123	$7.20
Granted	190	6.74
Vested	(1,395)	7.17
Forfeited	(265)	7.22
Nonvested as of June 30, 2009	2,653	7.17

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2008 and 2009 was $7.19 and $6.74, respectively. As of June 30, 2009, there was $10.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2008 and 2009 was $4.9 million and $10.3 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

EarthLink recorded an income tax provision of $6.7 million and $17.9 million during the three months ended June 30, 2008 and 2009, respectively, and $16.0 million and $38.8 million during the six months ended June 30, 2008 and 2009, respectively. The income tax provision was based on management’s current expectations in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.”

The major components of the income tax provision for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands)

Federal alternative minumum tax	$1,158	$816	$2,362	$1,849
State income tax	472	1,941	1,258	3,295
Other	120	—	(400)	—
Current provision	1,750	2,757	3,220	5,144

Deferred provision	4,975	15,139	12,779	33,696

Total	$6,725	$17,896	$15,999	$38,840

During the year ended December 31, 2008, the Company released $65.6 million of its valuation allowance related to its deferred tax assets. These deferred tax assets primarily related to net operating loss carryforwards which the Company determined, in accordance with SFAS No. 109, it would more likely than not be able to utilize due to the generation of sufficient taxable income in 2009. For the three and six months ended June 30, 2009, the non-cash deferred tax provision recorded was primarily a result of the utilization of these federal and state net operating loss tax assets.  The current federal and state tax liabilities are payable as a result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies, and the put right.

The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of June 30, 2009:

				Fair Value Measurements as of June 30, 2009 Using
				Quoted Prices	Significant
				in Active	Other	Significant
		SFAS No. 107	Assets	Markets for	Observable	Unobservable
	Carrying	Fair Value	Measured	Identical Assets	Inputs	Inputs
Description	Value	Estimate	at Fair Value	(Level 1)	(Level 2)	(Level 3)
				(in thousands)
Cash equivalents	$494,128	$494,128	$494,128	$494,128	$—	$—
Marketable securities	49,602	49,602	49,602	49,602	—	—
Auction rate securities	50,250	50,250	50,250	—	—	50,250
Equity investments in other companies	7,880	7,880	7,880	667	7,213	—
Put right	7,408	7,408	7,408	—	—	7,408
Total	$609,268	$609,268	$609,268	$544,397	$7,213	$57,658

Cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company’s put right are measured at fair value.  Cash equivalents, marketable securities and equity investments in other companies that are valued using quoted market prices are classified within Level 1. The Company’s investment in Virgin Mobile is valued using quoted prices for similar assets and is classified within Level 2. Investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company’s put right is estimated using a discounted cash flow analysis and is classified within Level 3. The Company has consistently applied these valuation techniques in all periods presented.

The Company has invested in auction rate securities, which are more fully described in Note 6, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. The fair values of the Company’s auction rate securities as of June 30, 2009 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The Company elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right is estimated using a discounted cash flow analysis and is classified within Level 3. The put right was classified as long-term investments as of December 31, 2008 and other current assets as of June 30, 2009 in the Condensed Consolidated Balance Sheets.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of June 30, 2009:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2008	$47,809	$9,828	$57,637
Total realized gains	2,491	—	2,491
Total realized losses	—	(2,420)	(2,420)
Settlements	(50)	—	(50)
Balance as of June 30, 2009	$50,250	$7,408	$57,658

During the six months ended June 30, 2009, the Company recorded a realized gain of $2.5 million to record its auction rate securities at their fair value and recorded a realized loss of $2.4 million to record its put right at its fair value, which are included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  The entire amount of realized gains and losses relate to assets still held as of June 30, 2009.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2008 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Consumer Services
Revenues	$201,197	$147,606	$417,541	$307,168
Cost of revenues	67,331	47,345	138,503	99,679
Gross margin	133,866	100,261	279,038	207,489
Direct segment operating expenses	53,692	33,372	114,693	70,578
Segment operating income	$80,174	$66,889	$164,345	$136,911

Business Services
Revenues	$44,406	$37,991	$91,136	$77,492
Cost of revenues	25,157	21,925	51,536	45,156
Gross margin	19,249	16,066	39,600	32,336
Direct segment operating expenses	11,957	9,823	26,827	21,082
Segment operating income	$7,292	$6,243	$12,773	$11,254

Consolidated
Revenues	$245,603	$185,597	$508,677	$384,660
Cost of revenues	92,488	69,270	190,039	144,835
Gross margin	153,115	116,327	318,638	239,825
Direct segment operating expenses	65,649	43,195	141,520	91,660
Segment operating income	87,466	73,132	177,118	148,165
Stock-based compensation expense	4,569	3,026	9,722	7,416
Amortization of intangible assets	3,987	2,038	8,000	4,185
Facility exit and restructuring costs	2,061	4,927	3,091	5,415
Other operating expenses	12,998	8,671	27,040	19,206
Income from operations	$63,851	$54,470	$129,265	$111,943

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2008 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands)
Consumer Services
Access and service	$176,280	$129,479	$365,251	$269,269
Value-added services	24,917	18,127	52,290	37,899
Total revenues	201,197	147,606	417,541	307,168

Business Services
Access and service	43,761	37,439	89,639	76,347
Value-added services	645	552	1,497	1,145
Total revenues	44,406	37,991	91,136	77,492

Consolidated
Access and service	220,041	166,918	454,890	345,616
Value-added services	25,562	18,679	53,787	39,044
Total revenues	$245,603	$185,597	$508,677	$384,660

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

14.  Subsequent Event

In July 2009, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.14 per share to be paid on September 28, 2009 to stockholders of record on September 14, 2009.  The Company currently intends to pay regular quarterly dividends on its common stock.  The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit, the accrued dividend payment amounts to be paid at the time the restricted stock unit vests. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

The primary challenges we face in executing our business strategy are managing the rate of decline in our revenues, responding to competition, reducing churn, implementing cost reduction initiatives, purchasing cost-effective wholesale broadband access and adding customers that generate an acceptable rate of return. The factors we believe are instrumental to the achievement of our business strategy may be subject to events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

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

Narrowband access revenues consist of fees charged to customers for dial-up Internet access. Broadband access revenues consist of fees charged for high-speed access services; fees charged for managing private IP-based networks; fees charged for VoIP services; usage fees; activation fees; termination fees; fees for equipment; and regulatory surcharges billed to customers. Web hosting revenues consist of fees charged for leasing server space and providing web services to customers wishing to have a web or e-commerce presence. Value-added services revenues consist of fees charged for ancillary services; fees charged for paid placements for searches; delivering traffic to EarthLink’s partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners’ products and services in EarthLink’s various online properties and electronic publications; and referring EarthLink customers to partners’ products and services.

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

In light of this continued maturation of the market for narrowband access, we refocused our business strategy to significantly reduce our sales and marketing efforts and focus instead on retaining tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. However, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured. We experienced an improvement in consumer subscriber churn rates during the three and six months ended June 30, 2009 compared to the prior year periods. However, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn, and we may not be able to align our cost structure with a decline in our revenue.

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

Business services. The markets in which we operate our business services are characterized by industry consolidation, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers. Our business has become more focused on end users as a result of mergers in the telecommunications industry. In addition, our small and medium-sized business customers, including retail businesses, are particularly exposed to the current economic downturn. We are experiencing pressure on revenue and churn rates for our business services, given the current state of the economy. However, we seek to align our cost structure with trends in our revenue.

We recognized an impairment charge of $78.7 million during the fourth quarter of 2008 related to our Business Services segment in conjunction with our annual test of goodwill and intangible assets. The primary factor contributing to the impairment charge was the current significant economic downturn, which resulted in management updating its long-range financial outlook. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and other intangible assets are assessed, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment, could cause us to realize an additional impairment charge.

Second Quarter 2009 Highlights

Total revenues decreased $60.0 million, or 24%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, as our subscriber base decreased from approximately 3.3 million paying subscribers as of June 30, 2008 to approximately 2.4 million paying subscribers as of June 30, 2009. The decrease in subscribers was attributable to the reduced sales and marketing activities, as well as the continuing maturation of the narrowband Internet access market. Operating expenses decreased during the three months ended June 30, 2009 compared to the prior year period primarily due to reduced sales and marketing spending, reduced back-office support costs and reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We recognized net income of $31.5 million during the three months ended June 30, 2009 compared to $50.6 million during the three months ended June 30, 2008. The decrease in net income was primarily due to the decrease in revenues and an increase in our income tax provision, offset by the decrease in total operating costs and expenses.

Recent Development

In July 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.14 per share to be paid on September 28, 2009 to stockholders of record on September 14, 2009. We currently intend to continue to pay regular quarterly dividends on our common stock.  The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit, the accrued dividend payment amounts to be paid at the time the restricted stock unit vests. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	June 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	2,130,000	1,747,000	1,587,000	1,456,000
Broadband access subscribers (b)	988,000	896,000	856,000	845,000
Total consumer services	3,118,000	2,643,000	2,443,000	2,301,000
Business Services
Narrowband access subscribers	24,000	17,000	14,000	11,000
Broadband access subscribers	63,000	59,000	57,000	56,000
Web hosting accounts	94,000	87,000	84,000	81,000
Total business services	181,000	163,000	155,000	148,000
Total subscriber count at end of period	3,299,000	2,806,000	2,598,000	2,449,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Subscriber Activity
Subscribers at beginning of period	3,581,000	2,598,000	3,876,000	2,806,000
Gross organic subscriber additions	162,000	120,000	415,000	236,000
Adjustment (c)	—	—	—	(7,000)
Churn	(444,000)	(269,000)	(992,000)	(586,000)
Subscribers at end of period	3,299,000	2,449,000	3,299,000	2,449,000

Churn rate (d)	4.3%	3.6%	4.6%	3.8%

Consumer Services Data
Average subscribers (e)	3,250,000	2,371,000	3,394,000	2,457,000
ARPU (f)	$20.64	$20.75	$20.50	$20.84
Churn rate (d)	4.4%	3.6%	4.7%	3.8%

Business Services Data
Average subscribers (e)	184,000	152,000	187,000	156,000
ARPU (f)	$80.37	$83.32	$81.14	$82.80
Churn rate (d)	2.5%	2.7%	2.6%	2.9%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(c)  During the six months ended June 30, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

(d)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(e)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period. Average subscribers or accounts for the six month periods is calculated by averaging the ending monthly subscribers or accounts for the seven months preceding and including the end of the quarterly period.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended June 30, 2008 and 2009:

	Three Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$245,603	100%	$185,597	100%	$(60,006)	-24%

Operating costs and expenses:
Cost of revenues	92,488	38%	69,270	37%	(23,218)	-25%
Sales and marketing	25,806	11%	14,543	8%	(11,263)	-44%
Operations and customer support	33,642	14%	23,940	13%	(9,702)	-29%
General and administrative	23,768	10%	16,409	9%	(7,359)	-31%
Amortization of intangible assets	3,987	2%	2,038	1%	(1,949)	-49%
Facility exit and restructuring costs	2,061	1%	4,927	3%	2,866	139%
Total operating costs and expenses	181,752	74%	131,127	71%	(50,625)	-28%

Income from operations	63,851	26%	54,470	29%	(9,381)	-15%
Gain on investments, net	1,325	1%	11	0%	(1,314)	100%
Interest expense and other, net	(3,482)	-1%	(5,100)	-3%	(1,618)	46%
Income from continuing operations before income taxes	61,694	25%	49,381	27%	(12,313)	-20%
Income tax provision	(6,725)	-3%	(17,896)	-10%	(11,171)	166%
Income from continuing operations	54,969	22%	31,485	17%	(23,484)	-43%
Loss from discontinued operations	(4,365)	-2%	—	0%	4,365	-100%
Net income	$50,604	21%	$31,485	17%	$(19,119)	-38%

The following table sets forth statement of operations data for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$508,677	100%	$384,660	100%	$(124,017)	-24%

Operating costs and expenses:
Cost of revenues	190,039	37%	144,835	38%	(45,204)	-24%
Sales and marketing	56,722	11%	31,565	8%	(25,157)	-44%
Operations and customer support	72,866	14%	51,686	13%	(21,180)	-29%
General and administrative	48,694	10%	35,031	9%	(13,663)	-28%
Amortization of intangible assets	8,000	2%	4,185	1%	(3,815)	-48%
Facility exit and restructuring costs	3,091	1%	5,415	1%	2,324	75%
Total operating costs and expenses	379,412	75%	272,717	71%	(106,695)	-28%

Income from operations	129,265	25%	111,943	29%	(17,322)	-13%
Gain on investments, net	1,325	0%	270	0%	(1,055)	-80%
Interest expense and other, net	(4,523)	-1%	(9,391)	-2%	(4,868)	108%
Income from continuing operations before income taxes	126,067	25%	102,822	27%	(23,245)	-18%
Income tax provision	(15,999)	-3%	(38,840)	-10%	(22,841)	143%
Income from continuing operations	110,068	22%	63,982	17%	(46,086)	-42%
Loss from discontinued operations	(7,757)	-2%	—	0%	7,757	-100%
Net income	$102,311	20%	$63,982	17%	$(38,329)	-37%

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

The following table sets forth segment data for the three months ended June 30, 2008 and 2009:

	Three Months Ended June 30,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$201,197	$147,606	$(53,591)	-27%
Cost of revenues	67,331	47,345	(19,986)	-30%
Gross margin	133,866	100,261	(33,605)	-25%
Direct segment operating expenses	53,692	33,372	(20,320)	-38%
Segment operating income	$80,174	$66,889	$(13,285)	-17%

Business Services
Revenues	$44,406	$37,991	$(6,415)	-14%
Cost of revenues	25,157	21,925	(3,232)	-13%
Gross margin	19,249	16,066	(3,183)	-17%
Direct segment operating expenses	11,957	9,823	(2,134)	-18%
Segment operating income	$7,292	$6,243	$(1,049)	-14%

Consolidated
Revenues	$245,603	$185,597	$(60,006)	-24%
Cost of revenues	92,488	69,270	(23,218)	-25%
Gross margin	153,115	116,327	(36,788)	-24%
Direct segment operating expenses	65,649	43,195	(22,454)	-34%
Segment operating income	87,466	73,132	(14,334)	-16%
Stock-based compensation expense	4,569	3,026	(1,543)	-34%
Amortization of intangible assets	3,987	2,038	(1,949)	-49%
Facility exit and restructuring costs	2,061	4,927	2,866	139%
Other operating expenses	12,998	8,671	(4,327)	-33%
Income from operations	$63,851	$54,470	$(9,381)	-15%

The following table sets forth segment data for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$417,541	$307,168	$(110,373)	-26%
Cost of revenues	138,503	99,679	(38,824)	-28%
Gross margin	279,038	207,489	(71,549)	-26%
Direct segment operating expenses	114,693	70,578	(44,115)	-38%
Segment operating income	$164,345	$136,911	$(27,434)	-17%

Business Services
Revenues	$91,136	$77,492	$(13,644)	-15%
Cost of revenues	51,536	45,156	(6,380)	-12%
Gross margin	39,600	32,336	(7,264)	-18%
Direct segment operating expenses	26,827	21,082	(5,745)	-21%
Segment operating income	$12,773	$11,254	$(1,519)	-12%

Consolidated
Revenues	$508,677	$384,660	$(124,017)	-24%
Cost of revenues	190,039	144,835	(45,204)	-24%
Gross margin	318,638	239,825	(78,813)	-25%
Direct segment operating expenses	141,520	91,660	(49,860)	-35%
Segment operating income	177,118	148,165	(28,953)	-16%
Stock-based compensation expense	9,722	7,416	(2,306)	-24%
Amortization of intangible assets	8,000	4,185	(3,815)	-48%
Facility exit and restructuring costs	3,091	5,415	2,324	75%
Other operating expenses	27,040	19,206	(7,834)	-29%
Income from operations	$129,265	$111,943	$(17,322)	-13%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$176,280	$129,479	$(46,801)	-27%	$365,251	$269,269	$(95,982)	-26%
Value-added services	24,917	18,127	(6,790)	-27%	52,290	37,899	(14,391)	-28%
Total revenues	201,197	147,606	(53,591)	-27%	417,541	307,168	(110,373)	-26%

Business Services
Access and service	43,761	37,439	(6,322)	-14%	89,639	76,347	(13,292)	-15%
Value-added services	645	552	(93)	-14%	1,497	1,145	(352)	-24%
Total revenues	44,406	37,991	(6,415)	-14%	91,136	77,492	(13,644)	-15%

Consolidated
Access and service	220,041	166,918	(53,123)	-24%	454,890	345,616	(109,274)	-24%
Value-added services	25,562	18,679	(6,883)	-27%	53,787	39,044	(14,743)	-27%
Total revenues	$245,603	$185,597	$(60,006)	-24%	$508,677	$384,660	$(124,017)	-24%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services, search and advertising. Total revenues decreased from $245.6 million during the three months ended June 30, 2008 to $185.6 million during the three months ended June 30, 2009. This was comprised of a $53.6 million decrease in consumer services revenue and a $6.4 million decrease in business services revenue. Total revenues decreased from $508.7 million during the six months ended June 30, 2008 to $384.7 million during the six months ended June 30, 2009. This was comprised of a $110.4 million decrease in consumer services revenue and a $13.6 million decrease in business services revenue.

The decreases in consumer services revenue were primarily attributable to decreases in average consumer subscribers, which were approximately 3.3 million and 3.4 million during the three and six months ended June 30, 2008, respectively, and 2.4 million and 2.5 million during the three and six months ended June 30, 2009, respectively. The decreases were driven primarily by narrowband and broadband subscribers. Slightly offsetting the decrease in our average consumer subscribers were increases in consumer services ARPU, which increased due to the shift in mix of our consumer access subscriber base from narrowband to broadband subscribers. The decreases in business services revenue were primarily due to decreases in average business subscribers, which were approximately 184,000 and 187,000 during the three and six months ended June 30, 2008, respectively, and 152,000 and 156,000 during the three and six months ended June 30, 2009, respectively. Slightly offsetting the decreases in our average business subscribers were increases in business services ARPU, which increased due to the shift in mix of our business access subscriber base to New Edge subscribers.

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

Consumer access and service revenues decreased $46.8 million, or 27%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and decreased $96.0 million, or 26%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The decreases in consumer access and service revenues were primarily due to decreases in narrowband access and broadband access revenues.  Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers resulting from reduced sales and marketing activities and the continued maturation of and competition in the market for narrowband Internet access. In accordance with our business strategy, we are focusing our efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. Average consumer narrowband subscribers decreased from 2.2 million and 2.4 million during the three and six months ended June 30, 2008, respectively, to 1.5 million and 1.6 million during the three and six months ended June 30, 2009, respectively. Our value-priced PeoplePC narrowband services comprised a larger proportion of this decrease, as average PeoplePC access subscribers decreased from approximately 33% and 34% of our average consumer narrowband customer base during the three and six months ended June 30, 2008, respectively, to 25% and 26% during the three and six months ended June 30, 2009, respectively. Broadband access revenues decreased due to a decline in average broadband subscribers resulting from reduced sales and marketing efforts. Average consumer broadband subscribers decreased from 1.0 million during the three months ended June 30, 2008 to 0.9 million during the three months ended June 30, 2009. However, we experienced an improvement in consumer subscriber churn rates during the three and six months ended June 30, 2009 compared to the prior year period, as churn decreased from 4.4% and 4.7% during the three and six months ended June 30, 2008, respectively, to 3.6% and 3.8% during the three and six months ended June 30, 2009, respectively.

We expect our consumer access and service subscriber base to continue to decrease due to our decreased sales and marketing activities and due to the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

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

Value-added services revenues decreased $6.8 million, or 27%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and decreased $14.4 million, or 28%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The decreases were due primarily to decreases in sales of ancillary services, primarily security services, and in search advertising revenues. The decreases were the result of decreases in total average consumer subscribers from 3.2 million and 3.4 million during the three and six months ended June 30, 2008, respectively, to 2.4 million and 2.5 million during the three and six months ended June 30, 2009, respectively.  However, offsetting these decreases was an increase in subscription revenue per subscriber and search revenue per thousand searches. We expect our value-added services revenues to decrease during the remainder of 2009 as our subscriber base decreases.

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

Business access and service revenues decreased $6.3 million, or 14%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and decreased $13.3 million, or 15%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The decreases were primarily due to decreases in average business access and service subscribers, comprised of decreases in average web hosting accounts, average business narrowband customers and average New Edge customers. Our churn rates for business services customers increased during the three and six months ended June 30, 2009 compared to the prior year periods, which was primarily driven by a decrease in business narrowband customers resulting from maturation of and competition in the market for these Internet access services. Our wholesale business was also negatively impacted by consolidation in the telecommunications industry.

We expect continued pressure on revenue and churn rates for our business services, especially given the state of the economy. However, we will continue to seek opportunities to align our cost structure with trends in our revenue.

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

Total cost of revenues decreased $23.2 million, or 25%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and decreased as a percent of revenue from 38% to 37%.  This decrease was comprised of a $20.0 million decrease in consumer services cost of revenues and $3.2 million decrease in business services cost of revenue. Consumer services cost of revenues decreased due to the decline in average consumer services subscribers. Offsetting this decrease was an increase in average consumer cost per subscriber due to a greater proportion of our consumer subscriber base consisting of broadband subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers. The decrease in cost of revenues as a percent of revenues was primarily due to more favorable rates with service providers.

Total cost of revenues decreased $45.2 million, or 24%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, but increased as a percent of revenue from 37% to 38%.  This decrease was comprised of a $38.8 million decrease in consumer services cost of revenues and $6.4 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers. Offsetting this decrease was an increase in average consumer cost per subscriber due to a greater proportion of our consumer subscriber base consisting of broadband subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers.

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

Sales and marketing expenses decreased $11.3 million, or 44%, from the three months ended June 30, 2008 to the three months ended June 30, 2009. Sales and marketing expenses decreased $25.2 million, or 44%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. The decreases consisted primarily of a decrease in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs resulting from our refocused business strategy and continued benefits from our restructuring plan initiated in 2007 (“2007 Plan”). Sales and marketing expenses decreased as a percent of revenues from 11% of revenues to 8% of revenues during the three and six months ended June 30, 2009 compared to the prior year periods as we reduced sales and marketing efforts and focused our efforts primarily on the retention of tenured customers and on marketing channels that are more likely to produce an acceptable rate of return.

Although we expect sales and marketing expenses to continue to decrease in 2009 as a result of our refocused strategy, we believe that large-scale cost reduction opportunities will be limited.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $9.7 million, or 29%, from the three months ended June 30, 2008 to the three months ended June 30, 2009. Operations and customer support expenses decreased $21.2 million, or 29%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. The decreases in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor, professional fees and occupancy and related costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan, and a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and as our tenured customers require less customer service and technical support. These factors also resulted in operations and customer support expenses as a percent of revenues to decrease from 14% of revenues to 13% of revenues during the three and six months ended June 30, 2009 compared to the prior year periods.

Although we expect operations and customer support expenses to continue to decrease in 2009 as a result of our efforts to align costs with trends in our revenue, we believe that large-scale cost reduction opportunities will be limited.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $7.4 million, or 31%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and decreased as a percent of revenues from 10% of revenues to 9% of revenues. General and administrative expenses decreased $13.7 million, or 28%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, and decreased as a percent of revenues from 10% of revenues to 9% of revenues.  The decreases in general and administrative expenses consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs and professional and legal fees. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of more tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and professional and legal fees was attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan.

Although we expect general and administrative expenses to continue to decrease in 2009 as a result of our efforts to align costs with trends in our revenue, we believe that large-scale cost reduction opportunities will be limited.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years. Amortization of intangible assets decreased $1.9 million, or 49%, from the three months ended June 30, 2008 to the three months ended June 30, 2009 and decreased $3.8 million, or 48%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The decreases in amortization of intangible assets compared to the prior year periods were primarily due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Facility exit and restructuring costs

Facility exit and restructuring costs consisted of the following during the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)

2007 Restructuring Plan	$2,169	$4,927	$3,262	$5,415
Legacy Restructuring Plans	(108)	—	(171)	—
	$2,061	$4,927	$3,091	$5,415

2007 Restructuring Plan. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania; and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and during 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $2.2 million and $3.3 million during the three and six months ended June 30, 2008, respectively As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $4.9 million and $5.4 million during the three and six months ended June 30, 2009, respectively, which consisted primarily of facilities-related costs. Since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

Legacy Restructuring Plans. During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit and restructuring costs. During the three months ended June 30, 2008, we recorded a $0.1 million and $0.2 million reduction, respectively, to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans.

Gain on investments, net

During the six months ended June 30, 2008, we recognized a net gain on investments of $1.3 million. This consisted of a gain of $2.0 million from the sale of our 6.1 million shares of Covad common stock to Platinum Equity, LLC, offset by an impairment loss of $0.7 million due to other-than-temporary declines of the value of certain long-term investments. During the six months ended June 30, 2009, we recognized a net gain on investments of $0.3 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to our auction rate securities (as described below). These transactions were recorded as gain on investments, net, in the Condensed Consolidated Statements of Operations.

As of June 30, 2009, we held auction rate securities with a carrying value and fair value of $50.3 million. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). We record the auction rate securities at fair value, with changes in fair value included in earnings. We also record the put right at fair value, with changes in fair value included in earnings, as we elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right to offset the fair value changes of the auction rate securities. During the six months ended June 30, 2009, we recorded a $2.5 million gain on investments to reflect the auction rate securities at their fair value and recorded a $2.4 million loss on investments to reflect the put right at its fair value. The net gain of $0.1 million during the six months ended June 30, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $1.6 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. Interest expense and other, net, increased $4.9 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. The increases were primarily due to decreases in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields from deteriorating financial and credit markets. Also contributing to the increase for the six month period was the liquidation of our Covad debt investment, when Covad was acquired by Platinum Equity, LLC in April 2008.

Income tax provision

We recognized an income tax provision of $16.0 million during the six months ended June 30, 2008, which consisted of $3.2 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and other current provision items, and $12.8 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $38.8 million during the six months ended June 30, 2009, which consisted of $5.1 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $33.7 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

We continue to maintain a partial valuation allowance against our unrealized deferred tax assets, which include net operating loss carryforwards.  We may recognize additional deferred tax assets in future periods when they are determined to be more likely than not realizable. To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the three and six months ended June 30, 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the divestiture of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment. As of December 31, 2008, the divestiture of our municipal wireless broadband assets was complete. As a result, we did not record a loss from discontinued operations during the three and six months ended June 30, 2009.

The following table presents summarized results of operations related to our discontinued operations for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(in thousands)

Revenues	$551	$1,288
Operating costs and expenses	1,513	3,693
Impairment and restructuring costs	4,004	5,953
Loss from discontinued operations	(4,365)	(7,757)

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

Stock-based compensation expense under SFAS No. 123(R) was $4.6 million and $3.0 million during the three months ended June 30, 2008 and 2009, respectively, and $9.7 million and $7.4 million during the six months ended June 30, 2008 and 2009, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense in accordance with SFAS No. 123(R) was allocated as follows for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Sales and marketing	$1,290	$825	$2,824	$2,036
Operations and customer support	2,251	1,440	4,788	3,553
General and administrative	1,028	761	2,110	1,827
	$4,569	$3,026	$9,722	$7,416

Facility Exit and Restructuring Costs

2007 Plan.  We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the six months ended June 30, 2009, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	—	16,694	—	—	16,694
Accruals	—	5,369	46	—	5,415
Payments	—	(2,617)	—	—	(2,617)
Non-cash charges	—	392	(46)	—	346
Balance as of June 30, 2009	$—	$19,838	$—	$—	$19,838

Legacy Plans. As of June 30, 2009, we had $1.0 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(in thousands)

Net income	$102,311	$63,982
Non-cash items	50,142	60,283
Changes in working capital	(44,342)	(24,959)
Net cash provided by operating activities	$108,111	$99,306

Net cash provided by (used in) investing activities	$98,826	$(54,412)

Net cash used in financing activities	$(5,914)	$(20,961)

Operating activities

Net cash provided by operating activities decreased during the six months ended June 30, 2009 compared to the prior year period primarily due to a decrease in revenues as our overall subscriber base has decreased over the past year. However, this decrease was offset by an increase in cash resulting from reduced sales and marketing spending, reduced back-office support costs and reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, gain (loss) on investments in other companies, net, and accretion of debt discount and amortization of debt issuance costs. Non-cash items increased during the six months ended June 30, 2009 compared to the prior year period due to an increase in deferred income taxes, which was partially offset by decreases in depreciation expense and loss on disposals and impairments of fixed assets.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during the six months ended June 30, 2009 compared to the prior year period primarily due to reduced back office support and sales and marketing spending. Also contributing to the decrease were decreases in payments resulting from the 2007 Plan and from the discontinuation of our municipal wireless broadband operations.

Investing activities

Our investing activities provided cash of $98.8 million during the six months ended June 30, 2008. This consisted of $44.1 million of sales and maturities of investments in marketable securities, net of sales, and $57.1 million received for our Covad investment, offset by $2.3 million of capital expenditures. Our investing activities used cash of $54.4 million during the six months ended June 30, 2009. This consisted primarily of $49.6 million of purchases of investments in marketable securities, net of sales and maturities, and $5.1 million of capital expenditures, primarily associated with network and technology center related projects.

Financing activities

Our financing activities used cash of $5.9 million during the six months ended June 30, 2008. This consisted of $9.1 million used to repurchase 1.3 million shares of our common stock and $2.7 million for principal payments under capital lease obligations, offset by $5.9 million of proceeds from the exercise of stock options. Our financing activities used cash of $21.0 million during the six months ended June 30, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock, offset by $1.4 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2009, we had utilized approximately $603.2 million and had $146.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Income Taxes

We continue to maintain a partial valuation allowance of $240.0 million against our net deferred tax assets, consisting primarily of net operating loss carryforwards, and we may recognize deferred tax assets in future periods if they are determined to be realizable. To the extent we owe income taxes in future periods, we intend to use our net operating loss carryforwards to the extent available to reduce cash outflows for income taxes. However, our ability to use our net operating loss carryforwards to offset future taxable income and future taxes, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.

Future Uses of Cash and Funding Sources

Uses of cash. We expect to continue to use cash to retain existing and acquire new subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to use cash to pay dividends on our common stock and restricted stock units. In July 2009, our Board of Directors approved a cash dividend on our common stock. The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.  Finally, we may also use cash to invest in or acquire other companies, to repurchase common stock, to repurchase Notes or in connection with holders’ conversion of Notes.

Our cash requirements depend on numerous factors, including the pricing of our access services, our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage, and the level of resources used for our sales and marketing activities, among others.

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the six months ended June 30, 2009, we generated $99.3 million in cash from operations. As of June 30, 2009, we had $510.5 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $90.0 million and $9.9 million, respectively. Short-term marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. Short-term marketable securities also include $50.3 million of auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies and predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

We expect to generate positive cash flows from operations during the year ended December 31, 2009. Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements, dividend payments and investment and other obligations for the next 12 months. However, as a result of other investment activities and possible acquisition opportunities, we may seek additional financing in the future. We have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our prospects for long-term growth.

Recently Issued Accounting Pronouncement

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on our financial statements. However, the adoption of SFAS No. 168 will change our references to GAAP in our consolidated financial statements.

Adoption of Recent Accounting Pronouncement

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 on January 1, 2009 affected the accounting for our Notes, which were issued in November 2006. Upon adoption, we recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. We are accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. We recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of FSP APB 14-1, the Company reduced income from continuing operations and net income for the three months ended June 30, 2009 by $3.0 million and reduced basic and diluted earnings per share by $0.03 per share, and reduced income from continuing operations and net income for the six months ended June 30, 2009 by $5.9 million and reduced basic and diluted earnings per share by $0.05 per share and $0.06 per share, respectively. The Company also recorded a deferred tax liability for temporary differences resulting from the application of FASB Statement No. 109, “Accounting for Income Taxes.” However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

The following tables present the effect of the adoption of FSP APB 14-1 on our affected financial statement line items for the three and six months ended June 30, 2008 and as of December 31, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest income (expense) and other, net	$(760)	$(3,482)	$(2,722)	$856	$(4,523)	$(5,379)
Income from continuing operations	57,691	54,969	(2,722)	115,447	110,068	(5,379)
Net income	53,326	50,604	(2,722)	107,690	102,311	(5,379)

Basic net income per share
Continuing operations	$0.52	$0.50	$(0.02)	$1.05	$1.00	$(0.05)
Basic net income per share	0.48	0.46	(0.02)	0.98	0.93	(0.05)

Diluted net income per share
Continuing operations	$0.51	$0.49	$(0.02)	$1.04	$0.99	$(0.05)
Diluted net income per share	0.48	0.45	(0.02)	0.97	0.92	(0.05)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we face significant competition which could reduce our profitability; (3) that adverse economic conditions may harm our business; (4) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that our commercial and alliance arrangements may not be renewed, which could adversely affect our results of operations; (9) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could adversely affect our business or force us to change our business practices; (12) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (13) that we may not be able to protect our intellectual property; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (19) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (20) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (21) that our stock price has been volatile historically and may continue to be volatile; (22) that we may reduce, or cease payment of, quarterly dividends; (23) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (24) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

Set forth below is a material update to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no other material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2008.

We may reduce, or cease payment of, quarterly cash dividends.

The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements, investment opportunities and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

Item 4.  Submission of Matters to a Vote of Security Holders.

EarthLink held its 2009 annual meeting of stockholders on May 5, 2009. The following summarizes the voting results for the three proposals submitted for a vote of the stockholders at that meeting:

Proposal 1.  To elect Marce Fuller, Thomas E. Wheeler and M. Wayne Wisehart to EarthLink’s Board of Directors as Class I directors for a three-year term. This proposal was approved by the EarthLink stockholders at the annual meeting.

	Votes For	Votes Abstained
Marce Fuller	91,914,085	4,769,944
Thomas E. Wheeler	92,813,830	3,870,199
M. Wayne Wisehart	91,954,460	4,729,569

Proposal 2. To ratify the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors to serve as EarthLink’s independent registered public accounting firm for the fiscal year ending December 31, 2009. This proposal was approved by the EarthLink stockholders at the annual meeting.

Votes For—92,167,816

Votes Against—4,404,809

Votes Abstained—111,404

Proposal 3. To vote on a stockholder proposal regarding a report on our Internet network management practices, if properly presented at the meeting. This proposal was not approved by the EarthLink stockholders at the annual meeting.

Votes For—5,478,331

Votes Against—53,758,398

Votes Abstained—14,890,952

Broker non-votes—22,556,348

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

EARTHLINK, INC.

Date:	July 31, 2009	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief
Executive Officer (principal executive officer)

Date:	July 31, 2009	/s/ KEVIN M. DOTTS
Kevin M. Dotts, Chief Financial Officer
(principal financial officer)

Date:	July 31, 2009	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Vice President and
Controller (principal accounting officer)