Form 10-Q
period 2009-09-30
EARTHLINK INC
filed 2009-10-30
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 29, 2009, 107,018,656 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2009

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486,564	$562,274
Accounts receivable, net of allowance of $4,048 and $1,920 as of December 31, 2008 and September 30, 2009, respectively	30,569	21,610
Marketable securities	—	90,791
Prepaid expenses	6,445	6,170
Deferred income taxes, net	20,254	4,543
Other current assets	15,452	17,201
Total current assets	559,284	702,589
Long-term marketable securities	47,809	1,807
Long-term investments	20,708	19,089
Property and equipment, net	37,246	34,759
Deferred income taxes, net	43,757	9,815
Purchased intangible assets, net	19,552	13,328
Goodwill	112,812	112,812
Other long-term assets	4,698	3,772
Total assets	$845,866	$897,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,109	$8,061
Accrued payroll and related expenses	37,470	20,656
Other accrued liabilities	39,415	35,070
Deferred revenue	33,649	27,145
Convertible senior notes, net of discount of $29,743 as of September 30, 2009	—	229,007
Total current liabilities	123,643	319,939

Convertible senior notes, net of discount of $39,017 as of December 31, 2008	219,733	—
Other long-term liabilities	16,015	16,492
Total liabilities	359,391	336,431

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2008 and September 30, 2009	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 188,264 and 190,332 shares issued as of December 31, 2008 and September 30, 2009, respectively, and 108,516 and 106,992 shares outstanding as of December 31, 2008 and September 30, 2009, respectively	1,883	1,903
Additional paid-in capital	2,135,887	2,131,130
Accumulated deficit	(1,016,833)	(922,984)
Treasury stock, at cost, 79,748 and 83,340 shares as of December 31, 2008 and September 30, 2009, respectively	(634,420)	(656,760)
Unrealized (losses) gains on investments	(42)	8,251
Total stockholders’ equity	486,475	561,540
Total liabilities and stockholders’ equity	$845,866	$897,971

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
	(unaudited)

Revenues	$230,831	$174,521	$739,508	$559,181

Operating costs and expenses:
Cost of revenues	87,616	66,885	277,655	211,720
Sales and marketing	22,191	13,840	78,913	45,405
Operations and customer support	34,048	23,569	106,914	75,255
General and administrative	23,316	16,472	72,010	51,503
Amortization of intangible assets	3,153	2,039	11,153	6,224
Facility exit and restructuring costs	1,078	(97)	4,169	5,318
Total operating costs and expenses	171,402	122,708	550,814	395,425

Income from operations	59,429	51,813	188,694	163,756
Gain on investments, net	4,352	35	5,677	305
Interest expense and other, net	(3,281)	(5,067)	(7,804)	(14,458)
Income from continuing operations before income taxes	60,500	46,781	186,567	149,603
Income tax provision	(7,924)	(16,914)	(23,923)	(55,754)
Income from continuing operations	52,576	29,867	162,644	93,849
Loss from discontinued operations	(681)	—	(8,438)	—
Net income	$51,895	$29,867	$154,206	$93,849

Basic net income per share
Continuing operations	$0.48	$0.28	$1.48	$0.88
Discontinued operations	(0.01)	—	(0.08)	—
Basic net income per share	$0.47	$0.28	$1.40	$0.88
Basic weighted average common shares outstanding	110,153	106,615	109,895	106,853

Diluted net income per share
Continuing operations	$0.47	$0.28	$1.46	$0.87
Discontinued operations	(0.01)	—	(0.08)	—
Diluted net income per share	$0.46	$0.28	$1.38	$0.87
Diluted weighted average common shares outstanding	112,039	107,943	111,534	108,052

Dividends declared per share	$—	$0.14	$—	$0.14

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2009
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$154,206	$93,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,388	18,610
Loss on disposals and impairments of fixed assets	6,255	289
Stock-based compensation	14,319	10,552
Deferred income taxes	15,968	49,050
Accretion of debt discount and amortization of debt issuance costs	8,170	10,121
Gain on investments, net	(5,677)	(305)
Decrease in accounts receivable, net	13,269	8,959
(Increase) decrease in prepaid expenses and other assets	(6,466)	4,466
Decrease in accounts payable and accrued and other liabilities	(45,491)	(30,527)
Decrease in deferred revenue	(9,364)	(6,625)
Net cash provided by operating activities	174,577	158,439

Cash flows from investing activities:
Purchases of property and equipment	(3,877)	(10,648)
Purchases of subscriber bases	(880)	—
Purchases of marketable securities	(53,027)	(52,502)
Sales and maturities of marketable securities	109,929	12,473
Proceeds received from investments in other companies	57,070	200
Other investing activities	65	—
Net cash provided by (used in) investing activities	109,280	(50,477)

Cash flows from financing activities:
Principal payments under capital lease obligations	(2,698)	(25)
Proceeds from exercises of stock options	7,985	5,073
Repurchases of common stock	(31,857)	(22,340)
Payment of dividends	—	(14,960)
Other financing activities	1,425	—
Net cash used in financing activities	(25,145)	(32,252)

Net increase in cash and cash equivalents	258,712	75,710
Cash and cash equivalents, beginning of period	173,827	486,564
Cash and cash equivalents, end of period	$432,539	$562,274

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2008 and 2009 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2008 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.  In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 30, 2009, the date of issuance of the Company’s condensed consolidated financial statements.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2009.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Discontinued Operations

The Company reflected its municipal wireless broadband results of operations as discontinued operations for the three and nine months ended September 30, 2008. See Note 5, “Discontinued Operations,” for further discussion.

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

Recently Issued Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

Adoption of Recent Accounting Pronouncements

Codification. In the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”). The ASC became the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB, other than guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have a material impact on the Company’s financial statements. However, the adoption of the ASC changed the Company’s references to GAAP in its consolidated financial statements.

Convertible Debt. On January 1, 2009, the Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which was codified in ASC Subtopic 470-20, “Debt With Conversion and Other Options.” The new accounting guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required. The adoption of this new guidance on January 1, 2009 affected the accounting for the Company’s Convertible Senior Notes due November 15, 2026 (the “Notes”), which were issued in November 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of this new guidance, the Company reduced income from continuing operations and net income for the three months ended September 30, 2009 by $3.1 million and reduced basic and diluted earnings per share by $0.03 per share, and reduced income from continuing operations and net income for the nine months ended

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

September 30, 2009 by $9.0 million and reduced basic and diluted earnings per share by $0.08 per share. The Company also recorded a deferred tax liability for temporary tax differences. However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

The following tables present the effect of the adoption of this new guidance on the Company’s affected financial statement line items for the three and nine months ended September 30, 2008 and as of December 31, 2008:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest (expense) income and other, net	$(490)	$(3,281)	$(2,791)	$366	$(7,804)	$(8,170)
Income from continuing operations	55,367	52,576	(2,791)	170,814	162,644	(8,170)
Net income	54,686	51,895	(2,791)	162,376	154,206	(8,170)

Basic net income per share
Continuing operations	$0.50	$0.48	$(0.03)	$1.55	$1.48	$(0.07)
Basic net income per share	0.50	0.47	(0.03)	1.48	1.40	(0.07)

Diluted net income per share
Continuing operations	$0.49	$0.47	$(0.02)	$1.53	$1.46	$(0.07)
Diluted net income per share	0.49	0.46	(0.02)	1.46	1.38	(0.07)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units, phantom share units and convertible debt (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Numerator
Income from continuing operations	$52,576	$29,867	$162,644	$93,849
Loss from discontinued operations	(681)	—	(8,438)	—
Net income	$51,895	$29,867	$154,206	$93,849

Denominator
Basic weighted average common shares outstanding	110,153	106,615	109,895	106,853
Dilutive effect of Common Stock Equivalents	1,886	1,328	1,639	1,199
Diluted weighted average common shares outstanding	112,039	107,943	111,534	108,052

Basic net income per share
Continuing operations	$0.48	$0.28	$1.48	$0.88
Discontinued operations	(0.01)	—	(0.08)	—
Basic net income per share	$0.47	$0.28	$1.40	$0.88

Diluted net income per share
Continuing operations	$0.47	$0.28	$1.46	$0.87
Discontinued operations	(0.01)	—	(0.08)	—
Diluted net income per share	$0.46	$0.28	$1.38	$0.87

During the three months ended September 30, 2008 and 2009, approximately 8.0 million and 4.1 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS because the exercise prices plus the amount of unrecognized compensation cost attributed to future services exceeded the Company’s average stock price during the respective periods. During the nine months ended September 30, 2008 and 2009, approximately 8.7 million and 5.2 million, respectively, stock options and restricted stock units were excluded from the calculations of diluted EPS. Approximately 28.4 million and 28.9 million shares as of September 30, 2008 and 2009, respectively, that underlie the Company’s convertible debt instruments were also excluded from the calculations of diluted EPS because the exercise price exceeded the Company’s average stock price during the periods. These securities could be dilutive in future periods.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

4.  Facility Exit and Restructuring Costs

Facility exit and restructuring costs consisted of the following during the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)

2007 Restructuring Plan	$1,159	$31	$4,421	$5,446
Legacy Restructuring Plans	(81)	(128)	(252)	(128)
	$1,078	$(97)	$4,169	$5,318

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

The Company recorded $5.4 million of facility exit and restructuring costs during the nine months ended September 30, 2009 as a result of changes to sublease estimates in its Atlanta, Georgia and Pasadena, California facilities and further consolidation in its Atlanta, GA facility. The following table summarizes facility exit and restructuring costs during the nine months ended September 30, 2008 and 2009 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Nine Months Ended September 30,		Incurred
	2008	2009	To Date
	(in thousands)

Severance and personnel-related costs	$474	$—	$30,764
Lease termination and facilities-related costs	3,352	5,400	22,424
Non-cash asset impairments	514	46	24,792
Other associated costs	81	—	1,131
	$4,421	$5,446	$79,111

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the nine months ended September 30, 2009, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	—	16,694	—	—	16,694
Accruals	—	5,400	46	—	5,446
Payments	—	(3,732)	—	—	(3,732)
Non-cash charges	—	392	(46)	—	346
Balance as of September 30, 2009	$—	$18,754	$—	$—	$18,754

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year of the balance sheet date are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2008 and September 30, 2009, approximately $5.9 million and $5.8 million, respectively, were classified as other accrued liabilities and approximately $10.8 million and $13.0 million, respectively, were classified as other long-term liabilities.

Legacy Restructuring Plans

During the years ended December 31, 2003, 2004 and 2005, the Company executed a series of plans to restructure and streamline the Company’s contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2008, EarthLink recorded a $0.1 million and $0.3 million reduction, respectively, to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. During the three and nine months ended September 30, 2009, EarthLink recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. As of September 30, 2009, the Company had a $0.7 million liability remaining for real estate commitments related to the Legacy Plans which was classified as other accrued liabilities in the Condensed Consolidated Balance Sheet. All other costs have been paid.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

5.  Discontinued Operations

In November 2007, management concluded that its municipal wireless broadband operations were no longer consistent with the Company’s strategic direction and the Company’s Board of Directors authorized management to pursue the divestiture of the Company’s municipal wireless broadband assets. As a result of that decision, the Company classified the municipal wireless broadband assets as held for sale and presented the municipal wireless broadband results of operations as discontinued operations. The results of operations for municipal wireless broadband were previously included in the Consumer Services segment.  As of December 31, 2008, the Company had completed the divestiture of its municipal wireless broadband assets. As a result, the Company did not record discontinued operations during the three and nine months ended September 30, 2009.

The following table presents summarized results of operations related to the Company’s discontinued operations for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)

Revenues	$18	$1,306
Operating costs and expenses	(842)	(4,534)
Impairment and restructuring costs	(128)	(6,081)
Income tax benefit	271	871
Loss from discontinued operations	$(681)	$(8,438)

6.  Investments

Marketable Securities

All investments with original maturities greater than 90 days are classified as marketable securities. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. Long-term marketable securities as of December 31, 2008 also included investments in asset-backed, auction rate securities with interest rate reset periods of 90 days or less but whose underlying agreements have original maturities of more than 90 days. These securities were classified as short-term marketable securities as of September 30, 2009, which is more fully described below.

As of December 31, 2008, the Company’s long term marketable securities consisted of auction rate securities classified as trading with a carrying value and fair value of $47.8 million. As of September 30, 2009, the Company had $90.8 million of short-term marketable securities and $1.8 million of long-term marketable securities. As of September 30, 2009, $47.8 million of the Company’s short-term marketable securities and the $1.8 million of the Company’s long-term marketable securities consisted of government agency notes and were classified as available-for-sale. The amortized cost for these securities was $49.5 million and the aggregate fair value was $49.6 million. Gross unrealized gains on these securities as of September 30, 2009 were $0.1 million and there were no gross unrealized losses. As of September 30, 2009, $43.0 million of the Company’s short-term marketable securities consisted of auction rate securities which were classified as trading. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. Accordingly, the Company classified these securities as long-term marketable securities in the Condensed Consolidated Balance Sheet as of December 31, 2008 due to uncertainty surrounding the timing of a market recovery.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). Accordingly, the Company classified its auction rate securities as short-term marketable securities in the Condensed Consolidated Balance Sheet as of September 30, 2009. The agreement also grants the broker the right to buy the Company’s auction rate securities at par plus accrued interest, until July 2, 2012. The Company records the auction rate securities at fair value, with changes in fair value included in earnings, as the Company no longer intends to hold the securities until a market recovery. The Company also elected a one-time transfer of its auction rate securities from the available-for-sale category to the trading category. The Company also records the value of the put right at fair value, with changes in fair value included in earnings, as the Company elected the fair value option under ASC 825, “Financial Instruments,” for the put right to offset the fair value changes of the auction rate securities. During the nine months ended September 30, 2009, the Company redeemed $9.5 million of auction rate securities at par, plus accrued interest. During the nine months ended September 30, 2009, the Company recorded a $4.7 million gain on investments related to the auction rate securities and recorded a $4.6 million loss on investments related to the put right. The net gain of $0.1 million during the nine months ended September 30, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. The net gain during the three months ended September 30, 2009 was nominal. Refer to Note 12, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the auction rate securities.

Investments

Long-term investments consisted of the following as of December 31, 2008 and September 30, 2009:

	As of	As of
	December 31,	September 30,
	2008	2009
	(in thousands)
Investments stated at fair value	$11,408	$9,789
Investments stated at cost	9,300	9,300
Total long-term investments	$20,708	$19,089

Long-term investments in the Condensed Consolidated Balance Sheets include investments in other companies. Investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders’ equity and in total comprehensive income. As of September 30, 2009, gross unrealized gains on available-for-sale investments were $8.2 million and there were no gross unrealized losses.  As of December 31, 2008, gross unrealized losses on available-for-sale investments were nominal and there were no gross unrealized gains.

Long-term investments in the Condensed Consolidated Balance Sheet as of December 31, 2008 also included the Company’s put right. The Company has a put right to sell its existing auction rate securities back to the broker beginning on June 30, 2010, which had a carrying value and fair value of $9.8 million and $5.3 million as of December 31, 2008 and September 30, 2009, respectively. The Company classified the put right as other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2009. The Company elected the fair value option under ASC 825 for the put right and records the put right at fair value, with changes in fair value recognized as gain on investments, net in the Condensed Consolidated Statement of Operations. The fair value of the put right is estimated using a discounted cash flow analysis.

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

During the nine months ended September 30, 2008, the Company recognized a net gain on investments of $5.7 million. This consisted of a gain of $4.4 million from the sale of HELIO to Virgin Mobile USA, Inc. and a gain of $2.0 million from the sale of the Company’s 6.1 million shares of Covad Communications Group, LLC common stock to Platinum Equity, LLC, offset by an impairment loss of $0.7 million due to other-than-temporary declines of the value of certain long-term investments. During the nine months ended September 30, 2009, the Company recognized a net gain on investments of $0.3 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to the Company’s auction rate securities and put right.

7.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2009.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009:

	As of December 31, 2008			As of September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$94,039	$(77,758)	$16,281	$94,039	$(83,664)	$10,375
Software, technology and other	739	(649)	90	711	(711)	—
Trade names	1,521	(304)	1,217	1,521	(532)	989
	96,299	(78,711)	17,588	96,271	(84,907)	11,364
Intangible assets not subject to amortization:
Trade names	1,964	—	1,964	1,964	—	1,964
	$98,263	$(78,711)	$19,552	$98,235	$(84,907)	$13,328

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2009 represents the amortization of definite-lived intangible assets. The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of September 30, 2009, the weighted average amortization periods were 4.2 years for subscriber base assets and customer relationships, 3.0 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $1.5 million during the remaining three months in the year ending December 31, 2009 and $4.1 million, $2.9 million, $1.5 million, $0.8 million and $0.6 million during the years ending December 31, 2010, 2011, 2012, 2013 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payment in September 2009, the conversion rate was adjusted and is 111.5096 shares per $1,000 principal amount of Notes (which represents a conversion price of approximately $8.97 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

Adoption of New Accounting Guidance

On January 1, 2009, the Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The adoption of the new guidance on January 1, 2009 affected the

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Company’s accounting for the Notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. The Company is accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. The Company recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount.

As of December 31, 2008, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $39.0 million and $219.7 million, respectively. As of September 30, 2009, the principal amount of the Notes, the unamortized discount and the net carrying value was $258.8 million, $29.7 million and $229.0 million, respectively. As of December 31, 2008 and September 30, 2009, the fair value of the Notes was approximately $236.6 million and $284.9 million, respectively, based on the quoted market prices.

Classification

In July 2009 and October 2009, the Company’s Board of Directors declared quarterly cash dividends on its common stock. The Company currently intends to pay regular quarterly dividends on its common stock.  Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. As a result, the Company classified the Notes as a current liability in the Condensed Consolidated Balance Sheet as of September 30, 2009. The Notes were classified as long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2008.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three and nine months ended September 30, 2008 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)
Net income	$51,895	$29,867	$154,206	$93,849
Unrealized holding (losses) gains on certain investments	(1,190)	1,877	(2,214)	8,293
Reclassification adjustment for realized gains on certain investments	—	—	(1,779)	—
Total comprehensive income	$50,705	$31,744	$150,213	$102,142

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2009, the Company had $146.8 million available under the current authorization. The Company may repurchase its common stock from time to time in compliance with Securities and Exchange Commission regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 1.3 million shares of its common stock for $9.1 million during the nine months ended September 30, 2008. The Company repurchased 3.6 million shares of its common stock for $22.3 million during the nine months ended September 30, 2009.

Dividends

In July 2009, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.14 per share to stockholders of record on September 14, 2009.  The dividend was paid on September 28, 2009 and totaled $15.0 million. In October 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.14 per share to be paid on December 23, 2009 to stockholders of record on December 9, 2009. The Company currently intends to pay regular quarterly dividends on its common stock.  The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

10.  Stock-Based Compensation

The Company measures compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense was $4.6 million and $3.1 million during the three months ended September 30, 2008 and 2009, respectively, and $14.3 million and $10.6 million during the nine months ended September 30, 2008 and 2009, respectively.  The Company has classified stock-based compensation expense during the three and nine months ended September 30, 2008 and 2009 within the same operating expense line items as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock on the date of grant, have a term of ten years or less, and vest over terms of four to nine years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to nine years from the date of grant.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Options Outstanding

The following table summarizes information concerning stock option activity as of and for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2008	7,159	$9.58
Granted	—	—
Exercised	(1,917)	6.92
Forfeited and expired	(998)	13.61
Outstanding as of September 30, 2009	4,244	9.83	4.8	$1,950
Vested and expected to vest as of September 30, 2009	4,072	$9.94	4.7	$1,748
Exercisable as of September 30, 2009	3,269	$10.48	4.1	$991

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2009 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2009. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0.7 million and $2.2 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $2.2 million and $2.5 million, respectively. The intrinsic value of stock options exercised represents the difference between the closing price of the Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of September 30, 2009:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.86	384	5.5	$6.28	259	$6.01
6.90	to	7.25	383	7.4	7.00	156	7.01
7.31	to	7.31	400	7.7	7.31	50	7.31
7.32	to	8.96	330	5.4	8.10	254	8.22
9.01	to	9.01	440	4.8	9.01	440	9.01
9.23	to	9.51	429	6.2	9.44	244	9.41
9.64	to	10.06	694	1.6	9.88	694	9.88
10.36	to	35.25	1,184	4.0	13.65	1,172	13.67
$5.10	to	$35.25	4,244	4.8	$9.83	3,269	$10.48

Restricted Stock Units

The following table summarizes the Company’s restricted stock units as of and for the nine months ended September 30, 2009:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2008	4,123	$7.20
Granted	352	7.39
Vested	(1,781)	7.19
Forfeited	(285)	7.20
Nonvested as of September 30, 2009	2,409	$7.23

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2008 and 2009 was $7.20 and $7.39, respectively. As of September 30, 2009, there was $6.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the nine months ended September 30, 2008 and 2009 was $5.7 million and $13.5 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

EarthLink recorded an income tax provision of $7.9 million and $16.9 million during the three months ended September 30, 2008 and 2009, respectively, and $23.9 million and $55.8 million during the nine months ended September 30, 2008 and 2009, respectively. The income tax provision was based on management’s current expectations in accordance with the interim reporting requirements.

The major components of the income tax provision for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)

Federal alternative minumum tax	$1,030	$329	$3,392	$2,525
State income tax	2,967	884	4,225	4,179
Other	(100)	—	(500)	—
Current provision	3,897	1,213	7,117	6,704

Deferred provision	4,027	15,701	16,806	49,050

Total	$7,924	$16,914	$23,923	$55,754

During the year ended December 31, 2008, the Company released $65.6 million of its valuation allowance related to its deferred tax assets. These deferred tax assets primarily related to net operating loss carryforwards which the Company determined it would more likely than not be able to utilize due to the generation of sufficient taxable income in 2009. For the three and nine months ended September 30, 2009, the non-cash deferred tax provision recorded was primarily a result of the utilization of these federal and state net operating loss tax assets.  The current federal and state tax liabilities are payable as a result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws.

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

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.  No adjustments were made for uncertain tax positions during the quarter.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

12.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies, and the put right.

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2009:

			Fair Value Measurements as of September 30, 2009 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$544,904	$544,904	$544,904	$—	$—
Marketable securities	49,611	49,611	49,611	—	—
Auction rate securities	42,987	42,987	—	—	42,987
Equity investments in other companies	9,789	9,789	750	9,039	—
Put right	5,256	5,256	—	—	5,256
Total	$652,547	$652,547	$595,265	$9,039	$48,243

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

The Company has invested in auction rate securities, which are more fully described in Note 6, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. The fair values of the Company’s auction rate securities as of September 30, 2009 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The Company elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right is

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

estimated using a discounted cash flow analysis and is classified within Level 3. The put right was classified as long-term investments as of December 31, 2008 and as other current assets as of September 30, 2009 in the Condensed Consolidated Balance Sheets.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2009:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2008	$47,809	$9,828	$57,637
Total realized gains	4,678	—	4,678
Total realized losses	—	(4,572)	(4,572)
Settlements	(9,500)	—	(9,500)
Balance as of September 30, 2009	$42,987	$5,256	$48,243

During the nine months ended September 30, 2009, the Company redeemed $9.5 million of auction rate securities at par, plus accrued interest. During the nine months ended September 30, 2009, the Company recorded realized gains of $4.7 million related to its auction rate securities and recorded realized losses of $4.6 million related to its put right, which are included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

13.  Segment Information

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

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, facility exit and restructuring costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and nine months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)
Consumer Services
Revenues	$187,799	$138,176	$605,340	$445,344
Cost of revenues	62,550	45,211	201,053	144,890
Gross margin	125,249	92,965	404,287	300,454
Direct segment operating expenses	49,803	31,039	164,496	101,617
Segment operating income	$75,446	$61,926	$239,791	$198,837

Business Services
Revenues	$43,032	$36,345	$134,168	$113,837
Cost of revenues	25,066	21,674	76,602	66,830
Gross margin	17,966	14,671	57,566	47,007
Direct segment operating expenses	12,481	10,257	39,308	31,339
Segment operating income	$5,485	$4,414	$18,258	$15,668

Consolidated
Revenues	$230,831	$174,521	$739,508	$559,181
Cost of revenues	87,616	66,885	277,655	211,720
Gross margin	143,215	107,636	461,853	347,461
Direct segment operating expenses	62,284	41,296	203,804	132,956
Segment operating income	80,931	66,340	258,049	214,505
Stock-based compensation expense	4,597	3,136	14,319	10,552
Amortization of intangible assets	3,153	2,039	11,153	6,224
Facility exit and restructuring costs	1,078	(97)	4,169	5,318
Other operating expenses	12,674	9,449	39,714	28,655
Income from operations	$59,429	$51,813	$188,694	$163,756

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)
Consumer Services
Access and service	$164,306	$120,935	$529,557	$390,204
Value-added services	23,493	17,241	75,783	55,140
Total revenues	187,799	138,176	605,340	445,344

Business Services
Access and service	42,387	35,796	132,026	112,143
Value-added services	645	549	2,142	1,694
Total revenues	43,032	36,345	134,168	113,837

Consolidated
Access and service	206,693	156,731	661,583	502,347
Value-added services	24,138	17,790	77,925	56,834
Total revenues	$230,831	$174,521	$739,508	$559,181

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and, therefore, total segment assets have not been disclosed.

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

•                  Operational Efficiency. We are focused on improving the cost structure of our business and aligning our cost structure with trends in our revenue, without impacting the quality of services we provide. We are focused on delivering our services more cost effectively by reducing and more efficiently handling the number of calls to contact centers, managing cost-effective outsourcing opportunities, managing our network costs, implementing workforce reduction initiatives and streamlining our internal processes and operations.

•                  Opportunities for Growth.  In response to changes in our business, we have significantly reduced our sales and marketing spending. However, we continue to seek to add customers that generate an acceptable rate of return and increase the number of subscribers we add through alliances, partnerships and acquisitions from other ISPs.  We also continue to evaluate potential strategic transactions within the business segments in which we currently operate.

The primary challenges we face in executing our business strategy are managing the rate of decline in our revenues, responding to competition, reducing churn, implementing cost reduction initiatives, purchasing cost-effective wholesale broadband access and adding customers that generate an acceptable rate of return. In addition, there can be no assurance that we will be able to consummate any such potential strategic transaction. The factors we believe are instrumental to the achievement of our business strategy may be subject to events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based networks); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, email by phone, Internet call waiting, email storage and home networking; search revenues; and advertising revenues.

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

In light of this continued maturation of the market for narrowband access, we refocused our business strategy to significantly reduce our sales and marketing efforts and focus instead on retaining tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. However, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured. We experienced an improvement in consumer subscriber churn rates during the three and nine months ended September 30, 2009 compared to the prior year periods. However, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn, and we may not be able to align our cost structure with a decline in our revenue.

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

Business services. The markets in which we operate our business services are characterized by industry consolidation, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers. Our business has become more focused on end users as a result of mergers in the telecommunications industry. In addition, our small and medium-sized business customers, including retail businesses, are particularly exposed to the current economic downturn. We have experienced pressure on revenue for our business services, given the current state of the economy. However, we are seeking ways to grow our business services revenue while operating this segment more efficiently.

Third Quarter 2009 Highlights

Total revenues decreased $56.3 million, or 24%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, as our subscriber base decreased from approximately 3.0 million paying subscribers as of September 30, 2008 to approximately 2.3 million paying subscribers as of September 30, 2009. The decrease in subscribers was attributable to our reduced sales and marketing activities, as well as the continuing maturation of the narrowband Internet access market. Offsetting the decline in total revenues was a $48.7 million, or 28%, decline in total operating costs and expenses. Total operating costs and expenses decreased primarily due to reduced telecommunications costs, sales and marketing spending, back-office support costs and customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We recognized net income of $29.9 million during the three months ended September 30, 2009 compared to $51.9 million during the three months ended September 30, 2008. The decrease in net income was primarily due to the decrease in revenues and an increase in our income tax provision, offset by the decrease in total operating costs and expenses described above.

Looking Ahead

We expect total revenues to continue to decrease during the remainder of 2009 and into 2010 as we continue to reduce our sales and marketing efforts, and as the market for Internet access continues to mature. However, we expect the rate of revenue decline to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability. We also expect economic conditions to put continued pressure on revenue and churn rates for our business services, and may impact revenue and churn for our consumer services. We expect cost savings associated with our decreased sales and marketing activities during the remainder of 2009 and into 2010, and decreased support costs from a lower and longer tenured customer base and as a result of our efforts to reduce our cost structure. We are implementing certain cost cutting initiatives in the remainder of 2009 as part of our efforts to align costs with trends in our revenue. However, we believe that large-scale cost reduction opportunities will be more limited in the future.  In addition, although we seek to align our cost structure with trends in our revenue, we may not be able to reduce our cost structure to the same extent as our revenue declines.

Dividends

In July 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.14 per share to stockholders of record on September 14, 2009. The dividend was paid on September 28, 2009 and totaled $15.0 million. In October 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.14 per share to be paid on December 23, 2009 to stockholders of record on December 9, 2009. We currently intend to continue to pay regular quarterly dividends on our common stock.  The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30,	December 31,	June 30,	September 30,
	2008	2008	2009	2009
Subscriber Data (a)
Consumer Services
Narrowband access subscribers	1,920,000	1,747,000	1,456,000	1,329,000
Broadband access subscribers (b)	933,000	896,000	845,000	832,000
Total consumer services	2,853,000	2,643,000	2,301,000	2,161,000
Business Services
Narrowband access subscribers	19,000	17,000	11,000	9,000
Broadband access subscribers	61,000	59,000	56,000	55,000
Web hosting accounts	91,000	87,000	81,000	78,000
Total business services	171,000	163,000	148,000	142,000
Total subscriber count at end of period	3,024,000	2,806,000	2,449,000	2,303,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Subscriber Activity
Subscribers at beginning of period	3,299,000	2,449,000	3,876,000	2,806,000
Gross organic subscriber additions	137,000	108,000	552,000	344,000
Aquired subscribers	2,000	—	2,000	—
Adjustment (c)	(15,000)	—	(15,000)	(7,000)
Churn	(399,000)	(254,000)	(1,391,000)	(840,000)
Subscribers at end of period	3,024,000	2,303,000	3,024,000	2,303,000

Churn rate (d)	4.2%	3.6%	4.5%	3.7%

Consumer Services Data
Average subscribers (e)	2,980,000	2,207,000	3,256,000	2,382,000
ARPU (f)	$21.00	$20.87	$20.66	$20.77
Churn rate (d)	4.3%	3.7%	4.6%	3.8%

Business Services Data
Average subscribers (e)	176,000	144,000	183,000	152,000
ARPU (f)	$81.50	$84.08	$81.33	$82.98
Churn rate (d)	3.2%	2.5%	2.8%	2.8%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(c)  During the nine months ended September 30, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts. During the three and nine months ended September 30, 2008, we removed approximately 15,000 EarthLink supported Sprint customers from our broadband subscriber counts due to the termination of a wholesale arrangement by Sprint.

(d)  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(e)  Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period. Average subscribers or accounts for the nine month periods is calculated by averaging the ending monthly subscribers or accounts for the ten months preceding and including the end of the quarterly period.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$230,831	100%	$174,521	100%	$(56,310)	-24%

Operating costs and expenses:
Cost of revenues	87,616	38%	66,885	38%	(20,731)	-24%
Sales and marketing	22,191	10%	13,840	8%	(8,351)	-38%
Operations and customer support	34,048	15%	23,569	14%	(10,479)	-31%
General and administrative	23,316	10%	16,472	9%	(6,844)	-29%
Amortization of intangible assets	3,153	1%	2,039	1%	(1,114)	-35%
Facility exit and restructuring costs	1,078	0%	(97)	0%	(1,175)	-109%
Total operating costs and expenses	171,402	74%	122,708	70%	(48,694)	-28%

Income from operations	59,429	26%	51,813	30%	(7,616)	-13%
Gain on investments, net	4,352	2%	35	0%	(4,317)	-99%
Interest expense and other, net	(3,281)	-1%	(5,067)	-3%	(1,786)	54%
Income from continuing operations before income taxes	60,500	26%	46,781	27%	(13,719)	-23%
Income tax provision	(7,924)	-3%	(16,914)	-10%	(8,990)	113%
Income from continuing operations	52,576	23%	29,867	17%	(22,709)	-43%
Loss from discontinued operations	(681)	0%	—	0%	681	-100%
Net income	$51,895	22%	$29,867	17%	$(22,028)	-42%

The following table sets forth statement of operations data for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$739,508	100%	$559,181	100%	$(180,327)	-24%

Operating costs and expenses:
Cost of revenues	277,655	38%	211,720	38%	(65,935)	-24%
Sales and marketing	78,913	11%	45,405	8%	(33,508)	-42%
Operations and customer support	106,914	14%	75,255	13%	(31,659)	-30%
General and administrative	72,010	10%	51,503	9%	(20,507)	-28%
Amortization of intangible assets	11,153	2%	6,224	1%	(4,929)	-44%
Facility exit and restructuring costs	4,169	1%	5,318	1%	1,149	28%
Total operating costs and expenses	550,814	74%	395,425	71%	(155,389)	-28%

Income from operations	188,694	26%	163,756	29%	(24,938)	-13%
Gain on investments, net	5,677	1%	305	0%	(5,372)	-95%
Interest expense and other, net	(7,804)	-1%	(14,458)	-3%	(6,654)	85%
Income from continuing operations before income taxes	186,567	25%	149,603	27%	(36,964)	-20%
Income tax provision	(23,923)	-3%	(55,754)	-10%	(31,831)	133%
Income from continuing operations	162,644	22%	93,849	17%	(68,795)	-42%
Loss from discontinued operations	(8,438)	-1%	—	0%	8,438	-100%
Net income	$154,206	21%	$93,849	17%	$(60,357)	-39%

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

We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, facility exit and restructuring costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

The following table sets forth segment data for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$187,799	$138,176	$(49,623)	-26%
Cost of revenues	62,550	45,211	(17,339)	-28%
Gross margin	125,249	92,965	(32,284)	-26%
Direct segment operating expenses	49,803	31,039	(18,764)	-38%
Segment operating income	$75,446	$61,926	$(13,520)	-18%

Business Services
Revenues	$43,032	$36,345	$(6,687)	-16%
Cost of revenues	25,066	21,674	(3,392)	-14%
Gross margin	17,966	14,671	(3,295)	-18%
Direct segment operating expenses	12,481	10,257	(2,224)	-18%
Segment operating income	$5,485	$4,414	$(1,071)	-20%

Consolidated
Revenues	$230,831	$174,521	$(56,310)	-24%
Cost of revenues	87,616	66,885	(20,731)	-24%
Gross margin	143,215	107,636	(35,579)	-25%
Direct segment operating expenses	62,284	41,296	(20,988)	-34%
Segment operating income	80,931	66,340	(14,591)	-18%
Stock-based compensation expense	4,597	3,136	(1,461)	-32%
Amortization of intangible assets	3,153	2,039	(1,114)	-35%
Facility exit and restructuring costs	1,078	(97)	(1,175)	-109%
Other operating expenses	12,674	9,449	(3,225)	-25%
Income from operations	$59,429	$51,813	$(7,616)	-13%

The following table sets forth segment data for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$605,340	$445,344	$(159,996)	-26%
Cost of revenues	201,053	144,890	(56,163)	-28%
Gross margin	404,287	300,454	(103,833)	-26%
Direct segment operating expenses	164,496	101,617	(62,879)	-38%
Segment operating income	$239,791	$198,837	$(40,954)	-17%

Business Services
Revenues	$134,168	$113,837	$(20,331)	-15%
Cost of revenues	76,602	66,830	(9,772)	-13%
Gross margin	57,566	47,007	(10,559)	-18%
Direct segment operating expenses	39,308	31,339	(7,969)	-20%
Segment operating income	$18,258	$15,668	$(2,590)	-14%

Consolidated
Revenues	$739,508	$559,181	$(180,327)	-24%
Cost of revenues	277,655	211,720	(65,935)	-24%
Gross margin	461,853	347,461	(114,392)	-25%
Direct segment operating expenses	203,804	132,956	(70,848)	-35%
Segment operating income	258,049	214,505	(43,544)	-17%
Stock-based compensation expense	14,319	10,552	(3,767)	-26%
Amortization of intangible assets	11,153	6,224	(4,929)	-44%
Facility exit and restructuring costs	4,169	5,318	1,149	28%
Other operating expenses	39,714	28,655	(11,059)	-28%
Income from operations	$188,694	$163,756	$(24,938)	-13%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
				(dollars in thousands)
Consumer Services
Access and service	$164,306	$120,935	$(43,371)	-26%	$529,557	$390,204	$(139,353)	-26%
Value-added services	23,493	17,241	(6,252)	-27%	75,783	55,140	(20,643)	-27%
Total revenues	187,799	138,176	(49,623)	-26%	605,340	445,344	(159,996)	-26%

Business Services
Access and service	42,387	35,796	(6,591)	-16%	132,026	112,143	(19,883)	-15%
Value-added services	645	549	(96)	-15%	2,142	1,694	(448)	-21%
Total revenues	43,032	36,345	(6,687)	-16%	134,168	113,837	(20,331)	-15%

Consolidated
Access and service	206,693	156,731	(49,962)	-24%	661,583	502,347	(159,236)	-24%
Value-added services	24,138	17,790	(6,348)	-26%	77,925	56,834	(21,091)	-27%
Total revenues	$230,831	$174,521	$(56,310)	-24%	$739,508	$559,181	$(180,327)	-24%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed private IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include ancillary services sold as add-on features to our access services, search and advertising. Total revenues decreased from $230.8 million during the three months ended September 30, 2008 to $174.5 million during the three months ended September 30, 2009. This was comprised of a $49.6 million decrease in consumer services revenue and a $6.7 million decrease in business services revenue. Total revenues decreased from $739.5 million during the nine months ended September 30, 2008 to $559.2 million during the nine months ended September 30, 2009. This was comprised of a $160.0 million decrease in consumer services revenue and a $20.3 million decrease in business services revenue.

The decreases in consumer services revenue were primarily attributable to decreases in average consumer subscribers, which were approximately 3.0 million and 3.3 million during the three and nine months ended September 30, 2008, respectively, and 2.2 million and 2.4 million during the three and nine months ended September 30, 2009, respectively. These decreases were driven primarily by narrowband and broadband subscribers, as we reduced our sales and marketing efforts and as the market for Internet access continues to mature. Contributing to the decrease in consumer services revenue during the three months ended September 30, 2009 was a decrease in consumer services ARPU. Partially offsetting the decrease in consumer services revenue during the nine months ended September 30, 2009 was an increase in consumer services ARPU, which was primarily driven by the shift in mix of our consumer access subscriber base from narrowband to broadband subscribers.

The decreases in business services revenue were primarily due to decreases in average business subscribers, which were approximately 176,000 and 183,000 during the three and nine months ended September 30, 2008, respectively, and 144,000 and 152,000 during the three and nine months ended September 30, 2009, respectively. Slightly offsetting the decreases in our average business subscribers were increases in business services ARPU, which increased due to the shift in mix of our business access subscriber base to New Edge subscribers.

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

Consumer access and service revenues decreased $43.4 million, or 26%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, and decreased $139.4 million, or 26%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decreases in consumer access and service revenues were primarily due to decreases in narrowband access and broadband access revenues.  Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers resulting from reduced sales and marketing activities and the continued maturation of and competition in the market for narrowband Internet access. In accordance with our business strategy, we are focusing our efforts primarily on the retention of tenured customers and adding customers that have similar characteristics of our tenured customer base and are more likely to produce an acceptable rate of return. Average consumer narrowband subscribers decreased from 2.0 million and 2.3 million during the three and nine months ended September 30, 2008, respectively, to 1.4 million and 1.5 million during the three and nine months ended September 30, 2009, respectively. Our value-priced PeoplePC narrowband services comprised a larger proportion of this decrease, as average PeoplePC access subscribers decreased from approximately 46% and 48% of our average consumer narrowband customer base during the three and nine months ended September 30, 2008, respectively, to 37% and 40% of our average consumer narrowband customer base during the three and nine months ended September 30, 2009, respectively. Broadband access revenues decreased due to a decline in average broadband subscribers resulting from reduced sales and marketing efforts and competitive pressures. Average consumer broadband subscribers decreased from 1.0 million during the three and nine months ended September 30, 2008 to 0.8 million and 0.9 million during the three and nine months ended September 30, 2009, respectively. However, we experienced an improvement in consumer subscriber churn rates during the three and nine months ended September 30, 2009 compared to the prior year period, as churn decreased from 4.3% and 4.6% during the three and nine months ended September 30, 2008, respectively, to 3.7% and 3.8% during the three and nine months ended September 30, 2009, respectively.

Contributing to the decrease in consumer access and service revenue during the three months ended September 30, 2009 was a decrease in consumer access and service ARPU, which was driven by an increase in promotions and save offers for our narrowband services offset by the shift in mix of our consumer access subscriber base from narrowband to broadband subscribers. Partially offsetting the decrease in consumer services revenue during the nine months ended September 30, 2009 was an increase in consumer access and service ARPU, which was primarily driven by the shift in mix of our consumer access subscriber base from narrowband to broadband subscribers.

We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, email by phone, Internet call waiting, email storage and home networking; search revenues; and advertising revenues.  We derive these revenues from monthly fees charged for ancillary services; paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transactions; advertising our partners’ products and services in our various online properties and electronic publications; and referring our customers to our partners’ products and services.

Value-added services revenues decreased $6.3 million, or 27%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, and decreased $20.6 million, or 27%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decreases were due primarily to decreases in subscribers for ancillary services, primarily security services, and in search advertising revenues. The decreases were the result of decreases in total average consumer subscribers from 3.0 million and 3.3 million during the three and nine months ended September 30, 2008, respectively, to 2.2 million and 2.4 million during the three and nine months ended September 30, 2009, respectively.  However, offsetting these decreases was an increase in subscription revenue per subscriber and search revenue per thousand searches. We expect our value-added services revenues to decrease during the remainder of 2009 as our subscriber base decreases.

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

Business access and service revenues decreased $6.6 million, or 16%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and decreased $19.9 million, or 15%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decreases were primarily due to decreases in average business access and service subscribers, comprised of decreases in average web hosting accounts, average business narrowband customers and average New Edge customers. Our wholesale business during the nine month period was also negatively impacted by consolidation in the telecommunications industry.

Cost of revenues

Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband telecommunications services is Level 3 Communications, Inc. Our largest providers of broadband connectivity are Time Warner Cable, AT&T, Qwest Corporation, Verizon Communications, Inc., Covad Communications Group, Inc. (“Covad”) and Comcast Corporation. We also do lesser amounts of business with a wide variety of local, regional and other national providers. Cost of revenues also includes sales incentives. We offer sales incentives, such as free modems and Internet access on a trial basis, for certain products and promotions.

Total cost of revenues decreased $20.7 million, or 24%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, but remained constant as a percent of revenue from 38% to 38%.  This decrease was comprised of a $17.3 million decrease in consumer services cost of revenues and $3.4 million decrease in business services cost of revenue. Consumer services cost of revenues decreased due to the decline in average consumer services subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers.

Total cost of revenues decreased $65.9 million, or 24%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, but remained constant as a percent of revenue from 38% to 38%.  This decrease was comprised of a $56.2 million decrease in consumer services cost of revenues and $9.8 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers. Business services cost of revenues decreased due to a decrease in average business services subscribers.

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

Sales and marketing expenses decreased $8.4 million, or 38%, from the three months ended September 30, 2008 to the three months ended September 30, 2009. Sales and marketing expenses decreased $33.5 million, or 42%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decreases consisted primarily of decreases in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs resulting from our refocused business strategy and continued cost reduction initiatives. Sales and marketing expenses decreased as a percent of revenues from 10% and 11% of revenues during the three and nine months ended September 30, 2008, respectively, to 8% of revenues during the three and nine months ended September 30, 2009 as we reduced sales and marketing efforts and focused our efforts primarily on the retention of tenured customers and on marketing channels that are more likely to produce an acceptable rate of return.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $10.5 million, or 31%, from the three months ended September 30, 2008 to the three months ended September 30, 2009. Operations and customer support expenses decreased $31.7 million, or 30%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decreases in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor and occupancy and related costs. These decreases were primarily attributable to our cost reduction initiatives, including benefits realized as a result of the 2007 Plan and other workforce reductions, and a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and as our tenured customers require less customer service and technical support. These factors also resulted in operations and customer support expenses as a percent of revenues to decrease during the three and nine months ended September 30, 2009 compared to the prior year periods.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $6.8 million, or 29%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, and decreased as a percent of revenues from 10% of revenues to 9% of revenues. General and administrative expenses decreased $20.5 million, or 28%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, and decreased as a percent of revenues from 10% of revenues to 9% of revenues.  The decreases in general and administrative expenses consisted primarily of decreases in bad debt and payment processing fees, personnel-related costs and professional and legal fees. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of longer tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and professional and legal fees was attributable to our efforts to reduce our back-office cost structure, including benefits realized as a result of the 2007 Plan.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years. Amortization of intangible assets decreased $1.1 million, or 35%, from the three months ended September 30, 2008 to the three months ended September 30, 2009 and decreased $4.9 million, or 44%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decreases in amortization of intangible assets compared to the prior year periods were primarily due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year. In addition, we impaired certain identifiable definite-lived intangible assets during the fourth quarter of 2008, which also contributed to the decrease in amortization expense.

Facility exit and restructuring costs

Facility exit and restructuring costs consisted of the following during the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)

2007 Restructuring Plan	$1,159	$31	$4,421	$5,446
Legacy Restructuring Plans	(81)	(128)	(252)	(128)
	$1,078	$(97)	$4,169	$5,318

2007 Restructuring Plan. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations. The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania; and San Francisco, California. The Plan was primarily implemented during the latter half of 2007 and during 2008. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $1.2 million and $4.4 million during the three and nine months ended September 30, 2008, respectively, and $5.4 million during the nine months ended September 30, 2009, which consisted primarily of facilities-related costs. Since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded.

Legacy Restructuring Plans. During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information and record such adjustments as facility exit and restructuring costs. During the three and nine months ended September 30, 2008, we recorded a $0.1 million and $0.3 million reduction, respectively, to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. During the three and nine months ended September 30, 2009, we recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans.

Gain on investments, net

During the nine months ended September 30, 2008, we recognized a net gain on investments of $5.7 million. This consisted of a gain of $4.4 million related to the sale of HELIO to Virgin Mobile USA, Inc. and a gain of $2.0 million from the sale of our 6.1 million shares of Covad common stock to Platinum Equity, LLC, offset by an impairment loss of $0.7 million due to other-than-temporary declines of the value of certain long-term investments. During the nine months ended September 30, 2009, we recognized a net gain on investments of $0.1 million. This consisted of $0.2 million in cash distributions from eCompanies Venture Group, L.P. (“EVG”), a limited partnership that invested in domestic emerging Internet-related companies, and a net gain of $0.1 million related to our auction rate securities (as described below). These transactions were recorded as gain on investments, net, in the Condensed Consolidated Statements of Operations.

As of September 30, 2009, we held auction rate securities with a carrying value and fair value of $43.0 million. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). During the nine months ended September 30, 2009, the Company redeemed $9.5 million of auction rate securities at par, plus accrued interest. We record the auction rate securities at fair value, with changes in fair value included in earnings. We also record the put right at fair value, with changes in fair value included in earnings. The changes in fair value of the put right offset the fair value changes of the auction rate securities. During the nine months ended September 30, 2009, we recorded a $4.7 million gain on investments related to the auction rate securities and recorded a $4.6 million loss on investments related to the put right. The net gain of $0.1 million during the nine months ended September 30, 2009 is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $1.8 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. Interest expense and other, net, increased $6.7 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The increases were primarily due to decreases in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields from deteriorating financial and credit markets. Also contributing to the increase for the nine month period was the liquidation of our Covad debt investment, when Covad was acquired by Platinum Equity, LLC in April 2008.

Income tax provision

We recognized an income tax provision of $23.9 million during the nine months ended September 30, 2008, which consisted of $7.1 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and other current provision items, and $16.8 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $55.7 million during the nine months ended September 30, 2009, which consisted of $6.7 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $49.0 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

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

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the divestiture of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment. As of December 31, 2008, the divestiture of our municipal wireless broadband assets was complete. As a result, we did not record a loss from discontinued operations during the three and nine months ended September 30, 2009.

The following table presents summarized results of operations related to our discontinued operations for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)

Revenues	$18	$1,306
Operating costs and expenses	(842)	(4,534)
Impairment and other costs	(128)	(6,081)
Income tax benefit	271	871
Loss from discontinued operations, net of tax	$(681)	$(8,438)

Goodwill and Intangible Assets

We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite-lived intangible assets might be permanently impaired. We have identified three reporting units for evaluating goodwill, which are Consumer Services, New Edge and Web Hosting. During the fourth quarter of 2008, our annual impairment test concluded that goodwill and certain intangible assets recorded as a result of our April 2006 acquisition of New Edge were impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill, $3.1 million for the indefinite-lived trade name and $11.6 million for customer relationships. The primary factor contributing to the impairment charge was the significant economic downturn, which resulted in management updating its long-range financial outlook. As of the date of the last impairment test, the carrying value of the New Edge reporting unit exceeded its estimated fair value by approximately 55%. As of September 30, 2009, the amount of goodwill allocated to the New Edge reporting unit was $23.9 million. The fair values of our Consumer Services and Web Hosting reporting units have historically exceeded the carrying values.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of a reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any.

The key estimates and assumptions that drive the fair value of the reporting unit include the discount rate, terminal growth rates and expected future cash flows.  Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit which could trigger impairment or impact the amount of the impairment.  The fair value of the New Edge reporting unit could be negatively impacted if improvements are not realized in the recent actual operating trends that would include attracting and retaining more customers or if we experience continued softness in the small to medium sized business market due to the economy. As a result, we could recognize an additional non-cash impairment charge related to our New Edge reporting unit.

Stock-Based Compensation

We measure compensation cost for all stock awards at fair value on the date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Stock-based compensation expense was $4.6 million and $3.1 million during the three months ended September 30, 2008 and 2009, respectively, and $14.3 million and $10.6 million during the nine months ended September 30, 2008 and 2009, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)
Sales and marketing	$1,259	$849	$4,083	$2,885
Operations and customer support	2,197	1,626	6,985	5,179
General and administrative	1,141	661	3,251	2,488
	$4,597	$3,136	$14,319	$10,552

Facility Exit and Restructuring Costs

2007 Plan.  We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2007 and 2008 and for the nine months ended September 30, 2009, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance		Asset	Other
	and Benefits	Facilities	Impairments	Costs	Total
	(in thousands)
Balance as of December 31, 2006	$—	$—	$—	$—	$—
Accruals	30,303	12,216	20,621	1,131	64,271
Payments	(18,262)	(480)	—	(760)	(19,502)
Non-cash charges	—	4,388	(20,621)	(371)	(16,604)
Balance as of December 31, 2007	12,041	16,124	—	—	28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)
Balance as of December 31, 2008	—	16,694	—	—	16,694
Accruals	—	5,400	46	—	5,446
Payments	—	(3,732)	—	—	(3,732)
Non-cash charges	—	392	(46)	—	346
Balance as of September 30, 2009	$—	$18,754	$—	$—	$18,754

Legacy Plans. As of September 30, 2009, we had $1.0 million remaining for real estate commitments associated with the Legacy Plans. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through 2010 related to the Legacy Plans.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(in thousands)

Net income	$154,206	$93,849
Non-cash items	68,424	88,317
Changes in working capital	(48,053)	(23,727)
Net cash provided by operating activities	$174,577	$158,439

Net cash provided by (used in) investing activities	$109,280	$(50,477)

Net cash used in financing activities	$(25,145)	$(32,252)

Operating activities

Net cash provided by operating activities decreased during the nine months ended September 30, 2009 compared to the prior year period primarily due to a decrease in revenues as our overall subscriber base has decreased over the past year. However, this decrease was offset by an increase in cash resulting from reduced sales and marketing spending, reduced back-office support costs and reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, gain (loss) on investments in other companies, net, and accretion of debt discount and amortization of debt issuance costs. Non-cash items increased during the nine months ended September 30, 2009 compared to the prior year period due to an increase in deferred income taxes, which was partially offset by decreases in depreciation expense and loss on disposals and impairments of fixed assets.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during the nine months ended September 30, 2009 compared to the prior year period primarily due to reduced back office support and sales and marketing spending. Also contributing to the decrease were decreases in payments resulting from the 2007 Plan, from other workforce reductions and from the discontinuation of our municipal wireless broadband operations.

Investing activities

Our investing activities provided cash of $109.3 million during the nine months ended September 30, 2008. This consisted of $56.9 million of sales and maturities of investments in marketable securities, net of sales, and $57.1 million received for our Covad investment, offset by $3.9 million of capital expenditures. Our investing activities used cash of $50.5 million during the nine months ended September 30, 2009. This consisted primarily of $40.0 million of purchases of investments in marketable securities, net of sales and maturities, and $10.6 million of capital expenditures, primarily associated with network and technology center related projects.

Financing activities

Our financing activities used cash of $25.1 million during the nine months ended September 30, 2008. This consisted of $31.9 million used to repurchase 3.8 million shares of our common stock and $2.7 million for principal payments under capital lease obligations, offset by $8.0 million of proceeds from the exercise of stock options. Our financing activities used cash of $32.2 million during the nine months ended September 30, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock and $15.0 million for payment of dividends declared in July 2009, offset by $5.1 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2009, we had utilized approximately $603.2 million and had $146.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Future Uses of Cash and Funding Sources

Uses of cash. We expect to continue to use cash to retain existing and acquire new subscribers for our services, including purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans and for workforce reduction initiatives. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We also expect to use cash to pay dividends on our common stock and restricted stock units. In July 2009 and October 2009, our Board of Directors approved quarterly cash dividends on our common stock. The Board of Directors also approved the payment of cash dividend amounts on each outstanding restricted stock unit. We currently intend to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.  Finally, we may also use cash to invest in or acquire other companies, to repurchase common stock, to repurchase Notes or in connection with holders’ conversion of Notes. Although we continue to consider and evaluate potential investments or acquisitions that could create shareholder value, there can be no assurance that we will be able to consummate any such transaction. We also continue to evaluate potential capital return strategies.

Our cash requirements depend on numerous factors, including the pricing of our access services, our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage, and the level of resources used for our sales and marketing activities, among others.

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2009, we generated $158.4 million in cash from operations. As of September 30, 2009, we had $562.3 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $90.8 million and $1.8 million, respectively. Short-term marketable securities consist of investments that have maturity dates of up to one year from the balance sheet date, and long-term marketable securities consist of investments that have maturity dates of more than one year from the balance sheet date. Short-term marketable securities also include $43.0 million of auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies and predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

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

Recently Issued Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

Adoption of Recent Accounting Pronouncements

Codification. In the third quarter of 2009, we adopted the FASB Accounting Standards Codification (“ASC”). The ASC became the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB, other than guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have a material impact on our financial statements. However, the adoption of the ASC changed our references to GAAP in our consolidated financial statements.

Convertible Debt. On January 1, 2009, we adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which was codified in ASC Subtopic 470-20, “Debt With Conversion and Other Options.” The new accounting guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this new guidance on January 1, 2009 affected the accounting for our Notes, which were issued in November 2006. Upon adoption, we recorded an adjustment to increase additional paid-in capital as of the November 2006 issuance date by approximately $62.1 million. We are accreting the resulting debt discount to interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011. We recorded a pre-tax adjustment of approximately $22.3 million to retained earnings that represents the debt discount accretion during the years ended December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $12.2 million, $13.4 million and $12.4 million during the years ending December 31, 2009, 2010 and 2011, respectively, for accretion of the debt discount. As a result of the adoption of this new guidance, we reduced income from continuing operations and net income for the three months ended September 30, 2009 by $3.1 million and reduced basic and diluted earnings per share by $0.03 per share, and reduced income from continuing operations and net income for the nine months ended September 30, 2009 by $9.0 million and reduced basic and diluted earnings per share by $0.08 per share. We also recorded a deferred tax liability for temporary tax differences. However, this was offset by a corresponding decrease in the valuation allowance for deferred tax assets.

The following tables present the effect of the new guidance on our affected financial statement line items for the three and nine months ended September 30, 2008 and as of December 31, 2008:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
	(in thousands, except per share data)
Statement of Operations:
Interest income (expense) and other, net	$(490)	$(3,281)	$(2,791)	$366	$(7,804)	$(8,170)
Income from continuing operations	55,367	52,576	(2,791)	170,814	162,644	(8,170)
Net income	54,686	51,895	(2,791)	162,376	154,206	(8,170)

Basic net income per share
Continuing operations	$0.50	$0.48	$(0.03)	$1.55	$1.48	$(0.07)
Basic net income per share	0.50	0.47	(0.03)	1.48	1.40	(0.07)

Diluted net income per share
Continuing operations	$0.49	$0.47	$(0.02)	$1.53	$1.46	$(0.07)
Diluted net income per share	0.49	0.46	(0.02)	1.46	1.38	(0.07)

	As of December 31, 2008
	As Originally	As	Effect of
	Reported	Adjusted	Change
	(in thousands)
Balance Sheet:
Other long-term assets	$5,725	$4,698	$(1,027)
Long-term debt	258,750	219,733	(39,017)
Additional paid-in capital	2,075,571	2,135,887	60,316
Accumulated deficit	(994,507)	(1,016,833)	(22,326)

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations and we will have less ability in the future to implement offsetting cost reductions; (2) that we face significant competition which could reduce our profitability; (3) that adverse economic conditions may harm our business; (4) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unsuccessful in making and integrating acquisitions and investments into our business, which could result in operating difficulties, losses and other adverse consequences; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that our commercial and alliance arrangements may not be renewed, which could adversely affect our results of operations; (9) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (10) that service interruptions or impediments could harm our business; (11) that government regulations could adversely affect our business or force us to change our business practices; (12) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (13) that we may not be able to protect our intellectual property; (14) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (15) that we could face substantial liabilities if we are unable to successfully defend against legal actions; (16) that our business depends on effective business support systems, processes and personnel; (17) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (18) that our VoIP business exposes us to certain risks that could cause us to lose customers, expose us to significant liability or otherwise harm our business; (19) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (20) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (21) that our stock price has been volatile historically and may continue to be volatile; (22) that we may reduce, or cease payment of, quarterly dividends; (23) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (24) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2008 and in EarthLink’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

EARTHLINK, INC.

Date:	October 30, 2009	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	October 30, 2009	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)