Form 10-Q
period 2010-03-31
EARTHLINK INC
filed 2010-04-29
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 27, 2010, 107,918,177 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$610,995	$629,119
Accounts receivable, net of allowance of $1,736 and $1,359 as of December 31, 2009 and March 31, 2010, respectively	20,560	20,561
Marketable securities	84,966	78,658
Prepaid expenses	4,374	4,785
Deferred income taxes, net	46,063	38,329
Other current assets	16,423	15,837
Total current assets	783,381	787,289
Property and equipment, net	34,267	32,601
Deferred income taxes, net	153,132	145,552
Purchased intangible assets, net	11,550	10,286
Goodwill	88,920	88,920
Other long-term assets	3,368	3,270
Total assets	$1,074,618	$1,067,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,270	$7,137
Accrued payroll and related expenses	25,093	9,179
Other accrued liabilities	34,659	32,413
Deferred revenue	25,728	24,510
Convertible senior notes, net of discount of $26,502 and $22,948 as of December 31, 2009 and March 31, 2010, respectively	232,248	232,843
Total current liabilities	323,998	306,082

Other long-term liabilities	16,596	16,595
Total liabilities	340,594	322,677

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2009 and March 31, 2010	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 190,472 and 191,237 shares issued as of December 31, 2009 and March 31, 2010, respectively, and 107,132 and 107,897 shares outstanding as of December 31, 2009 and March 31, 2010, respectively	1,905	1,912
Additional paid-in capital	2,118,100	2,103,045
Accumulated deficit	(729,715)	(702,968)
Treasury stock, at cost, 83,340 shares as of December 31, 2009 and March 31, 2010	(656,760)	(656,760)
Accumulated other comprehensive income	494	12
Total stockholders’ equity	734,024	745,241
Total liabilities and stockholders’ equity	$1,074,618	$1,067,918

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010
	(in thousands, except per share data)
	(unaudited)

Revenues	$199,063	$157,258

Operating costs and expenses:
Cost of revenues	75,565	60,814
Sales and marketing	17,022	11,301
Operations and customer support	27,746	19,657
General and administrative	18,622	14,374
Amortization of intangible assets	2,147	1,264
Facility exit and restructuring costs	488	1,435
Total operating costs and expenses	141,590	108,845

Income from operations	57,473	48,413
Gain on investments, net	259	418
Interest expense and other, net	(4,291)	(5,292)
Income before income taxes	53,441	43,539
Income tax provision	(20,944)	(16,792)
Net income	$32,497	$26,747

Net income per share
Basic	$0.30	$0.25
Diluted	$0.30	$0.25

Weighted average common shares outstanding
Basic	108,071	107,623
Diluted	109,168	108,478

Dividends declared per share	$—	$0.14

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$32,497	$26,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,509	4,748
Loss on disposals and impairments of fixed assets	61	187
Stock-based compensation	4,390	2,667
Non-cash income taxes	18,512	15,604
Accretion of debt discount and amortization of debt issuance costs	3,301	3,553
Gain on investments, net	(259)	(418)
Gain on debt surrendered for conversion	—	(172)
Decrease (increase) in accounts receivable, net	5,617	(1)
Decrease (increase) in prepaid expenses and other assets	3,789	(718)
Decrease in accounts payable and accrued and other liabilities	(17,884)	(18,834)
Decrease in deferred revenue	(2,609)	(1,093)
Net cash provided by operating activities	53,924	32,270

Cash flows from investing activities:
Purchases of property and equipment	(3,133)	(3,072)
Purchases of marketable securities	(44,075)	(19,958)
Sales and maturities of marketable securities	—	26,167
Proceeds received from investments in other companies	—	541
Other investing activities	200	—
Net cash (used in) provided by investing activities	(47,008)	3,678

Cash flows from financing activities:
Principal payments under capital lease obligations	(8)	(8)
Proceeds from exercises of stock options	378	341
Repurchases of common stock	(22,340)	—
Payment of dividends	—	(15,389)
Payment for debt surrendered for conversion	—	(2,768)
Net cash used in financing activities	(21,970)	(17,824)

Net (decrease) increase in cash and cash equivalents	(15,054)	18,124
Cash and cash equivalents, beginning of period	486,564	610,995
Cash and cash equivalents, end of period	$471,510	$629,119

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”) is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. The Company’s primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as ancillary services sold as add-on features to the Company’s Internet access services, search and advertising. In addition, through the Company’s wholly-owned subsidiary, New Edge Networks (“New Edge”), the Company builds and manages IP-based wide area networks for businesses and communications carriers.

The Company operates two reportable segments, Consumer Services and Business Services. The Company’s Consumer Services segment provides Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access and voice-over-Internet protocol (“VoIP”) services, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed IP-based wide area networks, dedicated Internet access and web hosting, among others. For further information concerning the Company’s business segments, see Note 12, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2009 and 2010 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2009 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company’s short-term marketable securities consist of available-for-sale and trading securities that are carried at fair value. The Company’s equity investments in publicly-held companies are stated at fair value, which is based on quoted market prices, with unrealized gains and losses included in stockholders’ equity. The Company’s investments in privately-held companies are stated at cost, net of other-than-temporary impairments, because it is impracticable to estimate fair value.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Recently Issued Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units, phantom share units and convertible debt (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. Phantom share units are reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in thousands,
	except per share data)
Numerator
Net income	$32,497	$26,747

Denominator
Basic weighted average common shares outstanding	108,071	107,623
Dilutive effect of Common Stock Equivalents	1,097	855
Diluted weighted average common shares outstanding	109,168	108,478

Basic net income per share	$0.30	$0.25
Diluted net income per share	$0.30	$0.25

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the three months ended March 31, 2009 and 2010, approximately 6.7 million and 3.2 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because the exercise prices plus the amount of unrecognized compensation cost attributed to future services and the amount of excess tax benefits exceeded the Company’s average stock price during the respective periods. Approximately 28.4 million shares and 29.5 million shares that underlie the Company’s convertible debt instruments were also excluded from the calculation of diluted earnings per share during the three months ended March 31, 2009 and 2010, respectively, because the exercise price exceeded the Company’s average stock price during the periods. These securities could be dilutive in future periods.

4.  Facility Exit and Restructuring Costs

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during the year ended December 31, 2008. However, since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new cost savings initiatives as well as changes in estimates to amounts previously recorded. The Company recorded $0.5 million and $1.4 million of facility exit and restructuring costs during the three months ended March 31, 2009 and 2010, respectively, primarily as a result of changes to sublease estimates in its exited facilities and further consolidation in its Atlanta, Georgia facility.

The following table summarizes facility exit and restructuring costs during the three months ended March 31, 2009 and 2010 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Three Months Ended March 31,		Incurred
	2009	2010	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	488	1,326	24,047
Non-cash asset impairments	—	109	24,901
Other associated costs	—	—	1,131
	$488	$1,435	$80,843

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of March 31, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

		Asset
	Facilities	Impairments	Total

Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,326	109	1,435
Payments	(1,027)	—	(1,027)
Non-cash charges	368	(109)	259
Balance as of March 31, 2010	$18,105	$—	$18,105

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2009 and March 31, 2010, approximately $5.1 million and $5.5 million, respectively, was classified as other accrued liabilities and approximately $12.3 million and $12.6 million, respectively, was classified as other long-term liabilities.

5.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2009 and March 31, 2010:

	As of	As of
	December 31,	March 31,
	2009	2010
	(in thousands)
Auction rate securities	$42,906	$42,665
Government agency notes	42,060	35,993
Total marketable securities	$84,966	$78,658

The Company’s auction rate securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). The agreement also grants the broker the right to buy the Company’s auction rate securities at par plus accrued interest, until July 2, 2012. As a result of the put right, these securities were classified as short-term marketable securities in the Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010. The Company’s auction rate securities are classified as trading securities and are carried at fair value, with any unrealized gains and losses included in gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the auction rate securities.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company’s government agency notes consist of government-sponsored debt securities and are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are included in gain on investments, net, in the Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  The amortized cost and aggregate fair value of the government agency notes was $42.1 million as of December 31, 2009. The amortized cost and aggregate fair value of the government agency notes was $36.0 million as of March 31, 2010. Gross unrealized losses and gross unrealized gains as of December 31, 2009 and March 31, 2010 were nominal. These securities were classified as short-term marketable securities in the Condensed Consolidated Balance Sheet as of December 31, 2009 and March 31, 2010.

Investments

The Company’s investments as of December 31, 2009 and March 31, 2010 consisted of equity investments in other companies and the Company’s put right. The Company’s equity investments in other companies had a carrying value and fair value of $1.5 million and $0.9 million, respectively, as of December 31, 2009 and March 31, 2010 and were classified as other current assets in the Condensed Consolidated Balance Sheets. The Company’s put right had a carrying value and fair value of $5.2 million and $5.3 million, respectively, as of December 31, 2009 and March 31, 2010 and was classified as other current assets in the Condensed Consolidated Balance Sheets.

Equity investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies’ operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Upon sale or liquidation, realized gains and losses are included in the Condensed Consolidated Statement of Operations. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. As of December 31, 2009, gross unrealized losses were nominal and gross unrealized gains were $0.5 million. As of March 31, 2010, gross unrealized losses and gross unrealized gains were nominal.

The Company has a put right to sell its existing auction rate securities back to the broker beginning on June 30, 2010. The Company elected the fair value option for the put right to offset changes in fair value of its auction rate securities. The fair value of the put right is estimated using a discounted cash flow analysis.   Changes in fair value are recognized as gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the put right.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Gain on investments, net

The Company’s gain on investments, net, in the Condensed Consolidated Statement of Operations consisted of the following during the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)

Cash distributions from investments	$200	$—
Gain from sale of investments	—	416
Net change in fair value of auction rate securities and put right	59	2
	$259	$418

During the three months ended March 31, 2009, the Company received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of its auction rate securities and put right. During the three months ended March 31, 2010, the Company sold certain of its investments in other companies for proceeds of $0.5 million and recognized a realized gain on investments of $0.4 million.

6.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2010.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010:

	As of December 31, 2009			As of March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$79,413	$(70,487)	$8,926	$79,413	$(71,675)	$7,738
Software and technology	711	(711)	—	711	(711)	—
Trade names	1,521	(608)	913	1,521	(684)	837
	81,645	(71,806)	9,839	81,645	(73,070)	8,575
Intangible assets not subject to amortization:
Trade names	1,711	—	1,711	1,711	—	1,711
	$83,356	$(71,806)	$11,550	$83,356	$(73,070)	$10,286

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2010 represents the amortization of definite-lived intangible assets.  The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

relationships, acquired software and technology and trade names acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of March 31, 2010, the weighted average amortization periods were 4.4 years for subscriber base assets and customer relationships, 3.0 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $2.9 million during the remaining nine months in the year ending December 31, 2010 and $2.9 million, $1.5 million, $0.8 million and $0.5 million during the years ending December 31, 2011, 2012, 2013 and 2014, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

7.  Convertible Senior Notes

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 115.3313 shares per $1,000 principal amount of Notes as of March 31, 2010 (which represents a conversion price of approximately $8.67 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2009 and March 31, 2010, the fair value of the Notes was approximately $279.8 million and $281.7 million, respectively, based on quoted market prices.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the three months ended March 31, 2010, $3.0 million principal amount of Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The Company accounts for the liability and equity components of the Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011.  The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2009 and March 31, 2010 are presented below:

	As of	As of
	December 31,	March 31,
	2009	2010
	(in thousands)
Principal amount	$258,750	$255,791
Unamortized discount	(26,502)	(22,948)
Net carrying amount	$232,248	$232,843

Carrying amount of the equity component	$62,095	$61,847

As of March 31, 2010, the remaining amortization period for the discount was 19 months. As of March 31, 2010, the conversion price was approximately $8.67 per share, resulting in 29.5 million shares issuable upon conversion.

The following table presents the associated interest cost related to the Notes during the three months ended March 31, 2009 and 2010, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended March 31,
	2009	2010
	(in thousands)

Contractual interest recognized	$2,224	$2,226
Discount amortization	3,019	3,251

Effective interest rate	9.5%	9.5%

Classification

In 2009, the Company began paying quarterly cash dividends on its common stock. The Company currently intends to pay regular quarterly dividends on its common stock.  Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. As a result, the Company classified the Notes as a current liability in the Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three months ended March 31, 2009 and 2010 was as follows:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)
Net income	$32,497	$26,747
Unrealized holding gains on certain investments, net of tax	1,231	18
Total comprehensive income	$33,728	$26,765

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2010, the Company had $146.8 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 3.6 million shares of its common stock for $22.3 million during the three months ended March 31, 2009. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010.

Dividends

During the three months ended March 31, 2010, cash dividends declared were $0.14 per common share and total dividend payments were $15.4 million. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

9.  Stock-Based Compensation

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense was $4.4 million and $2.7 million during the three months ended March 31, 2009 and 2010, respectively.  The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and non-employee directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2009	3,916	$9.61
Granted	—	—
Exercised	(168)	7.08
Forfeited and expired	(239)	16.73
Outstanding as of March 31, 2010	3,509	9.25	4.4	$1,693

Vested and expected to vest as of March 31, 2010	3,433	$9.29	4.3	$1,597

Exercisable as of March 31, 2010	2,870	$9.58	3.8	$1,048

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2010 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2010 was $0.1 million and $0.2 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of March 31, 2010:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.86	307	4.9	$6.25	251	$6.12
6.90	to	7.25	316	6.9	7.00	187	7.00
7.31	to	7.31	283	7.2	7.31	33	7.31
7.32	to	8.96	284	4.9	8.10	236	8.19
9.01	to	9.01	347	4.3	9.01	347	9.01
9.23	to	9.51	423	5.7	9.44	267	9.42
9.64	to	10.06	662	1.1	9.89	662	9.89
10.36	to	18.88	887	4.1	11.59	887	11.59
$5.10	to	$18.88	3,509	4.4	$9.25	2,870	$9.58

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2010:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2009	2,166	$7.25
Granted	248	8.21
Vested	(974)	7.15
Forfeited	—	—
Nonvested as of March 31, 2010	1,440	$7.49

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2009 and 2010 was $6.74 and $8.21, respectively.  As of March 31, 2010, there was $5.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2009 and 2010 was $7.0 million and $8.1 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

10. Income Taxes

EarthLink recorded an income tax provision of $20.9 million and $16.8 million during the three months ended March 31, 2009 and 2010, respectively.  The major components of the income tax provision for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)

Federal alternative minumum tax	$1,033	$807
State income tax	1,354	381
Current provision	2,387	1,188

Deferred provision	18,557	15,604

Total	$20,944	$16,792

The income tax provision of $16.8 million for the three months ended March 31, 2010 represents an annual effective rate of 38.6%.

The current federal and state tax provisions recorded during the three months ended March 31, 2009 and 2010 were the result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws. The non-cash deferred tax provision recorded during the three months ended March 31, 2009 and 2010 was primarily a result of the utilization of net operating loss tax carryforwards.

The Company has a valuation allowance of $34.1 million against certain deferred tax assets. Of this amount, $31.7 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital. The remaining $2.4 million relates to net operating losses in certain jurisdictions where the Company believes it is not more likely than not to be realized in future periods.

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

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended March 31, 2010 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  No material changes were identified during the quarter.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11.  Fair Value Measurements

As of December 31, 2009 and March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company’s put right.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010:

			Fair Value Measurements as of December 31, 2009 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$588,666	$588,666	$588,666	$—	$—
Marketable securities	42,060	42,060	42,060	—	—
Auction rate securities	42,906	42,906	—	—	42,906
Equity investments in other companies	1,529	1,529	1,529	—	—
Put right	5,239	5,239	—	—	5,239
Total	$680,400	$680,400	$632,255	$—	$48,145

			Fair Value Measurements as of March 31, 2010 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$619,816	$619,816	$619,816	$—	$—
Marketable securities	35,993	35,993	35,993	—	—
Auction rate securities	42,665	42,665	—	—	42,665
Equity investments in other companies	938	938	938	—	—
Put right	5,332	5,332	—	—	5,332
Total	$704,744	$704,744	$656,747	$—	$47,997

Cash equivalents, marketable securities and equity investments in other companies are valued using quoted market prices and are classified within Level 1. Investments in auction rate securities and the Company’s put right are classified within Level 3 because they are valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. The Company has consistently applied these valuation techniques in all periods presented.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company has invested in auction rate securities, which are more fully described in Note 5, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gives the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. As a result, the Company classifies its auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  The Company elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair values of the Company’s auction rate securities and put right as of December 31, 2009 and March 31, 2010 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2009	$42,906	$5,239	$48,145
Total realized losses	(91)	—	(91)
Total realized gains	—	93	93
Settlements	(150)	—	(150)
Balance as of March 31, 2010	$42,665	$5,332	$47,997

The Company’s realized losses for its auction rate securities and put right are included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

12.  Segment Information

The Company reports segment information along the same lines that its chief operating decision maker reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Consumer Services and Business Services. The Company’s Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and VoIP services, among others. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed IP-based wide area networks, dedicated Internet access and web hosting, among others.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

intangible assets, facility exit and restructuring costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2009 and 2010 is as follows:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Consumer Services
Revenues	$159,562	$123,564
Cost of revenues	52,334	40,461
Gross margin	107,228	83,103
Direct segment operating expenses	37,206	23,965
Segment operating income	$70,022	$59,138

Business Services
Revenues	$39,501	$33,694
Cost of revenues	23,231	20,353
Gross margin	16,270	13,341
Direct segment operating expenses	11,259	9,941
Segment operating income	$5,011	$3,400

Consolidated
Revenues	$199,063	$157,258
Cost of revenues	75,565	60,814
Gross margin	123,498	96,444
Direct segment operating expenses	48,465	33,906
Segment operating income	75,033	62,538
Stock-based compensation expense	4,390	2,667
Amortization of intangible assets	2,147	1,264
Facility exit and restructuring costs	488	1,435
Other operating expenses	10,535	8,759
Income from operations	$57,473	$48,413

The primary component of the Company’s revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable, VoIP and managed IP-based wide area networks); and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company’s access services, search and advertising revenues.

Consumer access and service revenues consist of narrowband access and broadband access services. These revenues are derived from fees charged to customers for dial-up Internet access; fees charged for high-speed access services; fees charged for VoIP services; usage fees; shipping and handling fees; and termination fees. Consumer value-added services revenues consist of revenues from ancillary services sold as add-on features to the Company’s Internet services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

Business access and service revenues consist of fees charged for managed IP-based wide area networks; fees charged for Internet access services; installation fees; termination fees; fees for equipment; usage fees; cost

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

recovery fees billed to customers; and fees charged for leasing server space and providing web services  that enable customers to build and maintain an effective online presence.

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2009 and 2010 is as follows:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)
Consumer Services
Access and service	$139,790	$108,198
Value-added services	19,772	15,366
Total revenues	$159,562	$123,564

Business Services
Access and service	$38,908	$33,139
Value-added services	593	555
Total revenues	$39,501	$33,694

Consolidated
Access and service	$178,698	$141,337
Value-added services	20,365	15,921
Total revenues	$199,063	$157,258

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

EarthLink, Inc. is an Internet service provider (“ISP”), providing nationwide Internet access and related value-added services to individual and business customers. Our primary service offerings are dial-up and high-speed Internet access services and related value-added services, such as ancillary services sold as add-on features to our Internet access services, search and advertising. In addition, through our wholly-owned subsidiary, New Edge Networks (“New Edge”), we build and manage IP-based wide area networks for businesses and communications carriers.

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

Narrowband access revenues primarily consist of fees charged to customers for dial-up Internet access. Broadband access revenues primarily consist of fees charged for high-speed access services; fees charged for managing IP-based wide area networks; and fees charged for VoIP services. Web hosting revenues consist of fees charged for leasing server space and providing web services that enable customers to build and maintain an effective online presence. Value-added services revenues consist of fees charged for ancillary services; fees charged for paid placements for searches; delivering traffic to EarthLink’s partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners’ products and services in EarthLink’s various online properties and electronic publications; and referring EarthLink customers to partners’ products and services.

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

In light of the continued maturation of the market for narrowband access, we continue to reduce our sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured and churn rates decline. Our consumer subscriber churn rate improved from 4.0% during the three months ended March 31, 2009 to 3.1% during the three months ended March 31, 2010.

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

First Quarter 2010 Highlights

Total revenues decreased $41.8 million, or 21%, from the three months ended March 31, 2009 to the three months ended March 31, 2010, as our subscriber base decreased from approximately 2.6 million paying subscribers as of March 31, 2009 to approximately 2.0 million paying subscribers as of March 31, 2010. The decrease in subscribers was attributable to reduced sales and marketing activities, continued competitive pressures and continued maturation of the narrowband Internet access market. Offsetting the decline in total revenues was a $32.7 million, or 23%, decline in total operating costs and expenses. Total operating costs and expenses decreased as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We also experienced benefits from workforce reduction initiatives and other cost cutting initiatives. Net income decreased $5.8 million, or 18%, from $32.5 million during the three months ended March 31, 2009 to $26.7 million during the three months ended March 31, 2010. The decrease in net income was due to the decrease in revenues, offset by the decrease in total operating expenses and a $4.2 million decrease in our income tax provision.

Looking Ahead

We expect total revenues to continue to decrease during 2010 as we continue to reduce our sales and marketing efforts and as the market for Internet access continues to mature. However, we expect the rate of revenue decline to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability due to the higher costs associated with delivering broadband services. We also expect economic conditions and competitive pressures to put continued pressure on revenue and churn rates for our business services. We will continue to evaluate ways to grow revenues or create more scale for our business services. We expect cost savings in the remainder of 2010 from a lower and longer tenured customer base and reduced sales and marketing activities. We will continue to seek cost reduction initiatives. However, we believe that large-scale cost reduction opportunities will be more limited in the future. In addition, we do not expect to be able to reduce our cost structure to the same extent as our revenue declines.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	December 31,	March 31,
	2009	2009	2010
Subscriber Data (a)
Consumer Services
Narrowband access subscribers (b)	1,587,000	1,225,000	1,134,000
Broadband access subscribers (c)	856,000	804,000	781,000
Total consumer services	2,443,000	2,029,000	1,915,000
Business Services
Narrowband access subscribers	14,000	8,000	8,000
Broadband access subscribers	57,000	54,000	52,000
Web hosting accounts	84,000	75,000	73,000
Total business services	155,000	137,000	133,000
Total subscriber count at end of period	2,598,000	2,166,000	2,048,000

	March 31,	December 31,	March 31,
	2009	2009	2010
Employee Data
Consumer Services	417	339	309
Business Services	300	284	291
Total number of employees (d)	717	623	600

Operations and customer support	384	333	317
Sales and marketing	197	178	178
General and administrative	136	112	105
Total number of employees (d)	717	623	600

	Three Months Ended
	March 31,
	2009	2010
Subscriber Activity
Subscribers at beginning of period	2,806,000	2,166,000
Gross organic subscriber additions	116,000	77,000
Adjustment (e)	(7,000)	—
Churn	(317,000)	(195,000)
Subscribers at end of period	2,598,000	2,048,000

Churn rate (f)	3.9%	3.1%

Consumer Services Data
Average subscribers (g)	2,539,000	1,970,000
ARPU (h)	$20.95	$20.91
Churn rate (f)	4.0%	3.1%

Business Services Data
Average subscribers (g)	160,000	135,000
ARPU (h)	$82.37	$83.23
Churn rate (f)	3.1%	1.9%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Narrowband access subscribers include customers who subscribe to our premium and value priced dial-up Internet access services and customers who subscribe to our premium email only service.

(c) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(d) Represents full-time equivalents.

(e) During the three months ended March 31, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

(f) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

(g) Average subscribers or accounts for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the quarterly period.

(h) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the period. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,				Change Between
	2009		2010		2009 and 2010
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$199,063	100%	$157,258	100%	$(41,805)	-21%

Operating costs and expenses:
Cost of revenues	75,565	38%	60,814	39%	(14,751)	-20%
Sales and marketing	17,022	9%	11,301	7%	(5,721)	-34%
Operations and customer support	27,746	14%	19,657	12%	(8,089)	-29%
General and administrative	18,622	9%	14,374	9%	(4,248)	-23%
Amortization of intangible assets	2,147	1%	1,264	1%	(883)	-41%
Facility exit and restructuring costs	488	0%	1,435	1%	947	194%
Total operating costs and expenses	141,590	71%	108,845	69%	(32,745)	-23%

Income from operations	57,473	29%	48,413	31%	(9,060)	-16%
Gain on investments, net	259	0%	418	0%	159	61%
Interest expense and other, net	(4,291)	-2%	(5,292)	-3%	(1,001)	23%
Income before income taxes	53,441	27%	43,539	28%	(9,902)	-19%
Income tax provision	(20,944)	-11%	(16,792)	-11%	4,152	-20%
Net income	$32,497	16%	$26,747	17%	$(5,750)	-18%

Segment Results of Operations

We operate two reportable segments, Consumer Services and Business Services. We present our segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. Our Consumer Services segment provides Internet access services and related value-added services to individual customers. These services include dial-up and high-speed Internet access and VoIP services, among others. Our Business Services segment provides integrated communications services and related value-added services to businesses and communications carriers. These services include managed IP-based wide area networks, dedicated Internet access and web hosting, among others.

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

The following table sets forth segment data for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$159,562	$123,564	$(35,998)	-23%
Cost of revenues	52,334	40,461	(11,873)	-23%
Gross margin	107,228	83,103	(24,125)	-22%
Direct segment operating expenses	37,206	23,965	(13,241)	-36%
Segment operating income	$70,022	$59,138	$(10,884)	-16%

Business Services
Revenues	$39,501	$33,694	$(5,807)	-15%
Cost of revenues	23,231	20,353	(2,878)	-12%
Gross margin	16,270	13,341	(2,929)	-18%
Direct segment operating expenses	11,259	9,941	(1,318)	-12%
Segment operating income	$5,011	$3,400	$(1,611)	-32%

Consolidated
Revenues	$199,063	$157,258	$(41,805)	-21%
Cost of revenues	75,565	60,814	(14,751)	-20%
Gross margin	123,498	96,444	(27,054)	-22%
Direct segment operating expenses	48,465	33,906	(14,559)	-30%
Segment operating income	75,033	62,538	(12,495)	-17%
Stock-based compensation expense	4,390	2,667	(1,723)	-39%
Amortization of intangible assets	2,147	1,264	(883)	-41%
Facility exit and restructuring costs	488	1,435	947	194%
Other operating expenses	10,535	8,759	(1,776)	-17%
Income from operations	$57,473	$48,413	$(9,060)	-16%

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$139,790	$108,198	$(31,592)	-23%
Value-added services	19,772	15,366	(4,406)	-22%
Total revenues	$159,562	$123,564	$(35,998)	-23%

Business Services
Access and service	$38,908	$33,139	$(5,769)	-15%
Value-added services	593	555	(38)	-6%
Total revenues	$39,501	$33,694	$(5,807)	-15%

Consolidated
Access and service	$178,698	$141,337	$(37,361)	-21%
Value-added services	20,365	15,921	(4,444)	-22%
Total revenues	$199,063	$157,258	$(41,805)	-21%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, search and advertising. Total revenues were $199.1 million and $157.3 million during the three months ended March 31, 2009 and 2010, respectively. The decrease from the prior year period was due to a $36.0 million decrease in Consumer Services revenue and a $5.8 million decrease in Business Services revenue. The decrease in Consumer Services revenue was primarily due to a decrease in average consumer subscribers, which were approximately 2.5 million and 2.0 million during the three months ended March 31, 2009 and 2010, respectively. The decrease was driven by reduced sales and marketing efforts and continued maturation in the market for Internet access. The decrease in Business Services revenue was primarily due to a decrease in average business subscribers, which were approximately 160,000 and 135,000 during the three months ended March 31, 2009 and 2010, respectively. Slightly offsetting the decrease in our average business subscribers was an increase in business services ARPU, which increased due to the shift in mix of our business access subscriber base from business dial-up and high-speed services to IP-based network services.

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

Consumer access and service revenues decreased $31.6 million, or 23%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The decrease in consumer access and service revenues was due to decreases in narrowband access and broadband access revenues.  Narrowband access revenues decreased due to a decrease in average premium narrowband and value-priced narrowband subscribers resulting from reduced sales and marketing activities and the continued maturation of and competition in the market for narrowband Internet access. We continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Average consumer narrowband subscribers were 1.7 million and 1.2 million during the three months ended March 31, 2009 and 2010, respectively. Our value-priced narrowband services comprised a larger proportion of this decrease, as average PeoplePC access subscribers were approximately 42% and 34% of our average consumer narrowband customer base during the three months ended March 31, 2009 and 2010, respectively. Broadband access revenues decreased due to a decline in average broadband subscribers resulting from reduced sales and marketing efforts and competitive pressures. Average consumer broadband subscribers were 0.9 million and 0.8 million during the three months ended March 31, 2009 and 2010, respectively.

Offsetting the decline in average consumer subscribers was an improvement in consumer subscriber churn rates, which were 4.0% and 3.1% during the three months ended March 31, 2009 and 2010, respectively. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

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

Value-added services revenues decreased $4.4 million, or 22%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  This was due primarily to decreases in subscribers for ancillary services, primarily security services, and in search advertising revenues. The decreases resulted from the decline in total average consumer subscribers from 2.5 million during the three months ended March 31, 2009 to 2.0 million during the three months ended March 31, 2010.  However, partially offsetting these decreases was an increase in subscription revenue per subscriber.

Business services revenue

The primary component of business services revenues is access and service revenues, and includes New Edge access and service revenues. Business access and service revenues consist of fees charged for managed IP-based wide area networks; fees charged for Internet access services; installation fees; termination fees; fees for equipment; usage fees; and cost recovery fees billed to customers. Business access and service revenues also consist of web hosting revenues from leasing server space and providing web services to enable customers to build and maintain an effective online presence. We sell our services to end-user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers.

Business access and service revenues decreased $5.8 million, or 15%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The decrease was primarily due to a decrease in New Edge revenues resulting from a decrease in average subscribers and an increase in promotions and retention incentives necessary to attract and retain subscribers in a difficult economic and competitive environment. Although our churn rates improved during the three months ended March 31, 2010 compared to the prior year period, the number of new customers we were able to add was negatively impacted by economic and competitive pressures. Also contributing to the decrease in business access and service revenues were decreases in average web hosting accounts, average business broadband customers and average business narrowband customers. Business access and service ARPU increased during the three months ended March 31, 2010 compared to the prior year period due to a shift in mix of our business access subscriber base from business dial-up and high-speed services to IP-based network services.

Cost of revenues

Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband services is Level 3 Communications, Inc. During the three months ended March 31, 2010, we extended our agreement with Level 3 Communications, Inc. through December 2011. Our principal providers of broadband connectivity are AT&T Inc., Comcast Corporation, Covad Communications Group, Inc., Qwest Corporation, Time Warner Cable and Verizon Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Cost of revenues also includes sales incentives. We offer sales incentives, such as free modems and Internet access on a trial basis, for certain products and promotions.

Total cost of revenues decreased $14.8 million, or 20%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  This decrease was comprised of a $11.9 million decrease in consumer services cost of revenues and $2.9 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts. Business services cost of revenues decreased primarily due to a decrease in average business services subscribers. Total cost of revenues increased from 38% of revenues to 39% of revenues due to the effect of the change in mix of our subscriber base to broadband subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers and compensation and related costs (including stock-based compensation).

Sales and marketing expenses decreased $5.7 million, or 34%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. The decrease consisted primarily of decreases in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs resulting from reduced headcount and continued cost reduction initiatives. Sales and marketing expenses decreased from 9% of revenues during the three months ended March 31, 2009 to 7% of revenues during three months ended March 31, 2010, as we continued to reduce sales and marketing efforts and focused our efforts primarily on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $8.1 million, or 29%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. The decrease in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor and occupancy and related costs. These decreases were primarily attributable to our efforts to reduce our back-office cost structure, including reduced headcount and continued cost reduction initiatives, and a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and become longer tenured. In addition, during 2009 we consolidated to primarily one outsourced customer service and technical support provider for our consumer services, which resulted in cost benefits. Operations and customer support expenses decreased from 14% of revenues during the three months ended March 31, 2009 to 12% of revenues during three months ended March 31, 2010.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $4.2 million, or 23%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The decreases in general and administrative expenses consisted primarily of decreases in personnel-related costs, bad debt and payment processing fees, professional fees and occupancy and related costs. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of longer tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and occupancy and related costs was attributable to reduced headcount and continued cost reduction initiatives. General and administrative expenses remained constant as a percent of revenues at 9% during the three months ended March 31, 2009 and 2010.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years. Amortization of intangible assets decreased $0.9 million, or 41%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The decrease in amortization of intangible assets compared to the prior year period was due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Facility exit and restructuring costs

In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations (“the 2007 Plan”). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. Since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $0.5 million and $1.4 million during the three months ended March 31, 2009 and 2010, respectively, primarily as a result of changes to sublease estimates in our exited facilities and further consolidation in our Atlanta, Georgia facility.

Gain on investments, net

Gain on investments, net, consisted of the following during the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)

Cash distributions from investments	$200	$—
Gain from sale of investments	—	416
Net change in fair value of auction rate securities and put right	59	2
	$259	$418

During the three months ended March 31, 2009, we received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of our auction rate securities and put right. These amounts were included in gain on investments, net, in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2010, we sold certain of our investments in other companies for proceeds of $0.5 million and recognized a realized gain on investments of $0.4 million. This gain was included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

As of December 31, 2009 and March 31, 2010, we held auction rate securities with a carrying value and fair value of $42.9 million and $42.7 million, respectively. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as “put right”). As a result, we classify our auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  We elected the fair value option for the put right to offset the fair value changes of the auction rate securities.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $1.0 million, from $4.3 million during the three months ended March 31, 2009 to $5.3 million during the three months ended March 31, 2010. The increase was primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields.  Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to our Notes.

Income tax provision

We recognized an income tax provision of $20.9 million during three months ended March 31, 2009. This consisted of $2.4 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $18.5 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $16.8 million during three months ended March 31, 2010. This consisted of $1.2 million state income and federal and state AMT amounts payable and $15.6 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

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

Stock-based compensation expense was $4.4 million and $2.7 million during the three months ended March 31, 2009 and 2010, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was allocated as follows for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Sales and marketing	$1,211	$715
Operations and customer support	2,113	1,378
General and administrative	1,066	574
	$4,390	$2,667

Facility Exit and Restructuring Costs

2007 Plan.  We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of March 31, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

		Asset
	Facilities	Impairments	Total

Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,326	109	1,435
Payments	(1,027)	—	(1,027)
Non-cash charges	368	(109)	259
Balance as of March 31, 2010	$18,105	$—	$18,105

Legacy Plan.  During the year ended December 31, 2003, we executed a plan to restructure and streamline our contact center operations and outsource certain internal functions (“Legacy Plan”). As of March 31, 2010, we had $0.3 million remaining for real estate commitments associated with the Legacy Plan. All other costs have been paid or otherwise settled. We expect to incur future cash outflows for real estate obligations through September 2010 related to the Legacy Plan.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(in thousands)

Net income	$32,497	$26,747
Non-cash items	32,514	26,169
Changes in working capital	(11,087)	(20,646)
Net cash provided by operating activities	$53,924	$32,270

Net cash (used in) provided by investing activities	$(47,008)	$3,678

Net cash used in financing activities	$(21,970)	$(17,824)

Operating activities

Net cash provided by operating activities decreased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decrease in revenues as our overall subscriber base has decreased over the past year. However, this decrease was partially offset by reduced sales and marketing spending, reduced telecommunication costs, reduced back-office support costs and reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, impairments of goodwill and intangible assets, gain on investments, net, accretion of debt discount and amortization of debt issuance costs. Non-cash items decreased during the three months ended March 31, 2010 compared to the prior year period primarily due to decreases in depreciation and amortization expense and stock-based compensation expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the three months ended March 31, 2010 compared to the prior year period primarily due to payments for certain legal settlements and certain state and local tax audits, an increase in payments for workforce reduction initiatives and changes in accounts receivable.

Investing activities

Our investing activities used cash of $47.0 million during the three months ended March 31, 2009. This consisted primarily of $44.1 million of purchases of investments in marketable securities and $3.1 million of capital expenditures, primarily associated with network and technology center related projects. Our investing activities provided cash of $3.7 million during the three months ended March 31, 2010. This consisted primarily of $6.2 million of sales and maturities of investments in marketable securities, net of purchases, and $0.5 million of proceeds received from the sale of certain investments. Partially offsetting these amounts was $3.1 million of capital expenditures, primarily associated with network and technology center related projects.

Financing activities

Our financing activities used cash of $22.0 million during the three months ended March 31, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock, offset by $0.4 million of proceeds from the exercise of stock options. Our financing activities used cash of $17.8 million during the three months ended March 31, 2010. This consisted primarily of $15.4 million of dividend payments. We also used $2.8 million to pay for early conversion of a portion of our Notes. Under the terms of the indenture governing the Notes, our payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. These uses of cash were partially offset by $0.3 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2010, we had utilized approximately $603.2 million pursuant to the authorizations and had $146.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Future Uses of Cash and Funding Sources

Uses of cash. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. In April 2010, we increased the amount of our quarterly cash dividend from $0.14 per share to $0.16 per share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.  We expect to continue to use cash to retain existing and acquire new subscribers for our services, which may include purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans and for workforce reduction initiatives or other cost reduction initiatives. Finally, we may also use cash to invest in or acquire other companies, to pay additional dividends, to repurchase common stock, to repurchase Notes or in connection with holders’ conversion of Notes. Although we continue to consider and evaluate potential investments or acquisitions, there can be no assurance that we will be able to consummate any such transaction.

Our cash requirements depend on numerous factors, including our ability to maintain our customer base, the costs required to maintain our network infrastructure, the size and types of acquisitions in which we may engage, the pricing of our access services, and the level of resources used for our sales and marketing activities, among others.

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the three months ended March 31, 2009 and 2010, we generated $53.9 million and $32.3 million in cash from operations, respectively. As of March 31, 2010, we had $629.1 million in cash and cash equivalents. In addition, we held short-term marketable securities valued at $78.7 million. Short-term marketable securities consist of investments that have effective maturity dates of up to one year from the balance sheet date. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

Our short-term marketable securities as of March 31, 2010 included $42.7 million of auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years. The securities are issued by various state related higher education agencies and predominantly secured by student loans guaranteed by the agencies and reinsured by the United States Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Beginning in February 2008, all of our auction rate securities failed to attract sufficient buyers, resulting in our continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. The agreement also grants the broker the right to buy our auction rate securities at par plus accrued interest, until July 2, 2012. Based on our remaining cash and marketable securities and operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

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

Recently Issued Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we will have less ability in the future to implement cost reduction initiatives to offset our revenue declines, which will adversely affect our results of operations; (3) that we face significant competition which could reduce our profitability; (4) that adverse economic conditions may harm our business; (5) that we may not be able to execute our business strategy for our Business Services segment, which could adversely impact our results of operations and cash flows; (6) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that we may be unable to retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (9) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (12) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (13) that government regulations could adversely affect our business or force us to change our business practices; (14) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (15) that we may not be able to protect our intellectual property; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that if we are unable to successfully defend against legal actions we could face substantial liabilities; (18) that our business depends on effective business support systems, processes and personnel; (19) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (20) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (22) that we may change our cash return strategy; (23) that our stock price may be volatile; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (25) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

EARTHLINK, INC.

Date:	April 29, 2010	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	April 29, 2010	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)