Form 10-Q
period 2010-06-30
EARTHLINK INC
filed 2010-07-30
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, 108,143,752 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2009	2010
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$610,995	$498,549
Marketable securities	84,966	62,986
Accounts receivable, net of allowance of $1,736 and $988 as of December 31, 2009 and June 30, 2010, respectively	20,560	26,137
Prepaid expenses	4,374	4,559
Deferred income taxes, net	46,063	27,218
Other current assets	16,423	11,272
Total current assets	783,381	630,721
Long-term marketable securities	—	178,565
Property and equipment, net	34,267	31,743
Deferred income taxes, net	153,132	140,283
Purchased intangible assets, net	11,550	9,059
Goodwill	88,920	88,920
Other long-term assets	3,368	2,806
Total assets	$1,074,618	$1,082,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,270	$6,971
Accrued payroll and related expenses	25,093	14,050
Other accrued liabilities	34,659	28,185
Deferred revenue	25,728	24,411
Convertible senior notes, net of discount of $26,502 and $19,620 as of December 31, 2009 and June 30, 2010, respectively	232,248	236,171
Total current liabilities	323,998	309,788

Other long-term liabilities	16,596	14,410
Total liabilities	340,594	324,198

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2009 and June 30, 2010	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 190,472 and 191,508 shares issued as of December 31, 2009 and June 30, 2010, respectively, and 107,132 and 108,065 shares outstanding as of December 31, 2009 and June 30, 2010, respectively	1,905	1,915
Additional paid-in capital	2,118,100	2,088,470
Accumulated deficit	(729,715)	(674,928)
Treasury stock, at cost, 83,340 shares and 83,443 shares as of December 31, 2009 and June 30, 2010, respectively	(656,760)	(657,611)
Accumulated other comprehensive income	494	53
Total stockholders’ equity	734,024	757,899
Total liabilities and stockholders’ equity	$1,074,618	$1,082,097

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
	(unaudited)

Revenues	$185,597	$153,007	$384,660	$310,265

Operating costs and expenses:
Cost of revenues	69,270	58,018	144,835	118,832
Sales and marketing	14,543	11,623	31,565	22,924
Operations and customer support	23,940	18,930	51,686	38,587
General and administrative	16,409	12,742	35,031	27,116
Amortization of intangible assets	2,038	1,232	4,185	2,496
Facility exit and restructuring costs	4,927	(89)	5,415	1,346
Total operating costs and expenses	131,127	102,456	272,717	211,301

Income from operations	54,470	50,551	111,943	98,964
Gain on investments, net	11	154	270	572
Interest expense and other, net	(5,100)	(5,483)	(9,391)	(10,775)
Income before income taxes	49,381	45,222	102,822	88,761
Income tax provision	(17,896)	(17,182)	(38,840)	(33,974)
Net income	$31,485	$28,040	$63,982	$54,787

Net income per share
Basic	$0.30	$0.26	$0.60	$0.51
Diluted	$0.29	$0.26	$0.59	$0.50

Weighted average common shares outstanding
Basic	105,908	108,053	106,976	107,840
Diluted	107,080	108,888	108,110	108,685

Dividends declared per share	$—	$0.16	$—	$0.30

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2010
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$63,982	$54,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,578	9,325
Stock-based compensation	7,416	4,374
Non-cash income taxes	33,696	31,375
Accretion of debt discount and amortization of debt issuance costs	6,674	7,160
Loss on disposals and impairments of fixed assets	190	362
Gain on investments, net	(270)	(572)
Gain on debt surrendered for conversion	—	(172)
Decrease (increase) in accounts receivable, net	1,871	(5,577)
Decrease (increase) in prepaid expenses and other assets	5,072	(1,401)
Decrease in accounts payable and accrued and other liabilities	(27,421)	(20,934)
Decrease in deferred revenue	(4,482)	(1,295)
Net cash provided by operating activities	99,306	77,432

Cash flows from investing activities:
Purchases of property and equipment	(5,060)	(5,783)
Purchases of marketable securities	(52,502)	(214,179)
Sales and maturities of marketable securities	2,950	62,915
Proceeds received from investments in other companies	200	1,618
Net cash used in investing activities	(54,412)	(155,429)

Cash flows from financing activities:
Principal payments under capital lease obligations	(17)	(17)
Proceeds from exercises of stock options	1,396	1,901
Repurchases of common stock	(22,340)	(851)
Payment of dividends	—	(32,714)
Payment for debt surrendered for conversion	—	(2,768)
Net cash used in financing activities	(20,961)	(34,449)

Net increase (decrease) in cash and cash equivalents	23,933	(112,446)
Cash and cash equivalents, beginning of period	486,564	610,995
Cash and cash equivalents, end of period	$510,497	$498,549

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2009 and 2010 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2009 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010.

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

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator
Net income	$31,485	$28,040	$63,982	$54,787

Denominator
Basic weighted average common shares outstanding	105,908	108,053	106,976	107,840
Dilutive effect of Common Stock Equivalents	1,172	835	1,134	845
Diluted weighted average common shares outstanding	107,080	108,888	108,110	108,685

Basic net income per share	$0.30	$0.26	$0.60	$0.51
Diluted net income per share	$0.29	$0.26	$0.59	$0.50

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the three months ended June 30, 2009 and 2010, approximately 5.1 million and 2.7 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because the exercise prices plus the amount of unrecognized compensation cost attributed to future services and the amount of excess tax benefits exceeded the Company’s average stock price during the respective periods. During the six months ended June 30, 2009 and 2010, approximately 5.9 million and 3.0 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS. Approximately 28.4 million shares that underlie the Company’s convertible debt instruments were also excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2009 because the conversion price exceeded the Company’s average stock price during the periods.

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

The following table summarizes facility exit and restructuring costs during the six months ended June 30, 2009 and 2010 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the six months ended June 30, 2009 and 2010 were primarily the result of changes to sublease estimates in the Company’s exited facilities and further consolidation in its Atlanta, Georgia facility. Such costs have been classified as facility exit and restructuring costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Six Months Ended June 30,		Incurred
	2009	2010	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	5,369	1,237	23,958
Non-cash asset impairments	46	109	24,901
Other associated costs	—	—	1,131
	$5,415	$1,346	$80,754

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of June 30, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

		Asset
	Facilities	Impairments	Total
	(in thousands)
Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,237	109	1,346
Payments	(2,265)	—	(2,265)
Non-cash charges	368	(109)	259
Balance as of June 30, 2010	$16,778	$—	$16,778

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2009 and June 30, 2010, approximately $5.1 million and $5.6 million, respectively, was classified as other accrued liabilities and approximately $12.3 million and $11.2 million, respectively, was classified as other long-term liabilities.

5.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2009 and June 30, 2010:

	As of	As of
	December 31,	June 30,
	2009	2010
	(in thousands)
Auction rate securities	$42,906	$16,850
Government and agency securities	42,060	224,701
Total marketable securities	84,966	241,551
Less: classified as current	(84,966)	(62,986)
Total long-term marketable securities	$—	$178,565

The Company’s auction rate securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as the “put right”). As a result of the put right, these securities were classified as short-term marketable securities in the Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010. The Company’s auction rate securities are classified as trading securities and are carried at fair value, with any unrealized gains and losses included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2010, the Company sold $31.3 million of its auction rate securities to the selling broker at par, plus accrued interest. The Company’s remaining $16.9 million of auction rate securities were redeemed at par on June 30, 2010, pursuant to the put right, with a trade settlement date of July 1, 2010. Accordingly, the auction rate securities were recorded at par and classified as short-term marketable securities as of June 30, 2010. The Company recognized a $5.3 million gain as a result of the increase in fair value of the auction rate securities and recognized a $5.3 million loss as a result of the decrease in fair value of the put right, which is discussed in more detail below. The nominal net impact is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the auction rate securities.

As of December 31, 2009, the Company’s government and agency notes consisted of government-sponsored debt securities. As of June 30, 2010, the Company’s government and agency notes consisted of U.S. treasury securities and government-sponsored debt securities. The Company classifies its government and agency notes as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

on marketable securities are included in gain on investments, net, in the Condensed Consolidated Statements of Operations and are determined on a specific identification basis.  As of December 31, 2009, the amortized cost and aggregate fair value of the government and agency notes was $42.1 million. Gross unrealized gains and gross unrealized losses as of December 31, 2009 were nominal.  As of June 30, 2010, the amortized cost of the government and agency notes was $224.6 million and the aggregate fair value was $224.7 million. Gross unrealized gains as of June 30, 2010 were $0.1 million and gross unrealized losses were nominal.  In the Condensed Consolidated Balance Sheet as of June 30, 2010, $46.1 million of the government and agency notes were classified as short-term marketable securities and $178.6 million were classified as long-term marketable securities.  All of the Company’s government and agency notes were classified as short-term marketable securities in the Condensed Consolidated Balance Sheet as of December 31, 2009.

The following table summarizes the estimated fair value of the Company’s marketable securities designated as available-for-sale classified by the maturity of the security:

As of
June 30, 2010
(in thousands)
Due within one year	$46,136
Due after one year through two years	178,565
$224,701

Investments

The Company’s investments as of December 31, 2009 consisted of equity investments in other companies and the Company’s put right. The Company’s equity investments in other companies had a carrying value and fair value of $1.5 million as of December 31, 2009 and were classified as other current assets in the Condensed Consolidated Balance Sheet. The Company’s put right had a carrying value and fair value of $5.2 million as of December 31, 2009 and was classified as other current assets in the Condensed Consolidated Balance Sheet.

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

The Company had a put right to sell its existing auction rate securities back to the broker beginning on June 30, 2010. The Company elected the fair value option for the put right to offset changes in fair value of its auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis.   Changes in fair value were recognized in gain on investments, net, in the Condensed Consolidated Statement of Operations. During the six months ended June 30, 2010, the Company exercised its put right and sold its auction rate securities back to the selling broker at par.  The Company recognized a $5.3 million loss as a result of the decrease in fair value of the put right, which is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the put right.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Gain on investments, net

The Company’s gain on investments, net, in the Condensed Consolidated Statement of Operations consisted of the following during the three and six months ended June 30, 2009 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)

Cash distributions from investments	$—	$—	$200	$—
Gain from sale of investments	—	152	—	568
Net change in fair value of auction rate securities and put right	11	2	70	4
	$11	$154	$270	$572

During the six months ended June 30, 2009, the Company received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of its auction rate securities and put right. During the six months ended June 30, 2010, the Company sold certain of its investments in other companies that were classified as available for sale for proceeds of $1.6 million and recognized a realized gain on investments of $0.6 million.

6.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2010.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010:

	As of December 31, 2009			As of June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$79,413	$(70,487)	$8,926	$79,413	$(72,826)	$6,587
Software and technology	711	(711)	—	711	(711)	—
Trade names	1,521	(608)	913	1,521	(760)	761
	81,645	(71,806)	9,839	81,645	(74,297)	7,348
Intangible assets not subject to amortization:
Trade names	1,711	—	1,711	1,711	—	1,711
	$83,356	$(71,806)	$11,550	$83,356	$(74,297)	$9,059

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2010 represents the amortization of definite-lived intangible assets.  The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and trade names acquired in conjunction with the purchases of businesses and

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships and three years for acquired software and technology.  As of June 30, 2010, the weighted average amortization periods were 4.4 years for subscriber base assets and customer relationships, 3.0 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $1.6 million during the remaining six months in the year ending December 31, 2010 and $2.9 million, $1.5 million, $0.8 million and $0.5 million during the years ending December 31, 2011, 2012, 2013 and 2014, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 117.5691 shares per $1,000 principal amount of Notes as of June 30, 2010 (which represents a conversion price of approximately $8.51 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2009 and June 30, 2010, the fair value of the Notes was approximately $279.8 million and $276.5 million, respectively, based on quoted market prices.

Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the six months ended June

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

30, 2010, $3.0 million principal amount of Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The Company accounts for the liability and equity components of the Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011.  The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2009 and June 30, 2010 are presented below:

	As of	As of
	December 31,	June 30,
	2009	2010
	(in thousands)
Principal amount	$258,750	$255,791
Unamortized discount	(26,502)	(19,620)
Net carrying amount	$232,248	$236,171

Carrying amount of the equity component	$62,095	$61,847

As of June 30, 2010, the remaining amortization period for the discount was 16 months. As of June 30, 2010, the conversion price was approximately $8.51 per share, resulting in 30.1 million shares issuable upon conversion.

The following table presents the associated interest cost related to the Notes during the three and six months ended June 30, 2009 and 2010, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)

Contractual interest recognized	$2,223	$2,200	$4,447	$4,426
Discount amortization	3,091	3,328	6,110	6,579

Effective interest rate	9.5%	9.5%	9.5%	9.5%

Classification

In 2009, the Company began paying quarterly cash dividends on its common stock. The Company currently intends to pay regular quarterly dividends on its common stock.  Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. As a result, the Company classified the Notes as a current liability in the Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)
Net income	$31,485	$28,040	$63,982	$54,787
Unrealized holding gains on certain investments, net of tax	5,185	54	6,416	72
Total comprehensive income	$36,670	$28,094	$70,398	$54,859

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2010, the Company had $145.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 3.6 million shares of its common stock for $22.3 million during the six months ended June 30, 2009. The Company repurchased 0.1 million shares of its common stock for $0.9 million during the six months ended June 30, 2010.

Dividends

During the three months ended June 30, 2010, cash dividends declared were $0.16 per common share and total dividend payments were $17.3 million. During the six months ended June 30, 2010, cash dividends declared were $0.30 per common share and total dividend payments were $32.7 million. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense was $3.0 million and $1.7 million during the three months ended June 30, 2009 and 2010, respectively, and $7.4 million and $4.4 million during the six months ended June 30, 2009 and 2010, respectively.  The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2009	3,916	$9.61
Granted	—	—
Exercised	(428)	7.05
Forfeited and expired	(391)	14.25
Outstanding as of June 30, 2010	3,097	9.38	4.0	$801

Vested and expected to vest as of June 30, 2010	3,050	$9.41	3.9	$767

Exercisable as of June 30, 2010	2,582	$9.69	3.5	$516

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2010 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2010. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $0.3 million and $0.7 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. As of June 30, 2010, there was $1.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.0 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of June 30, 2010:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.86	179	3.8	$6.00	132	$5.70
6.90	to	7.25	256	6.7	7.00	161	6.99
7.31	to	7.31	250	7.0	7.31	50	7.31
7.32	to	8.96	237	4.6	8.14	203	8.23
9.01	to	9.01	314	4.1	9.01	314	9.01
9.23	to	9.51	375	5.5	9.47	236	9.45
9.64	to	10.06	652	0.8	9.89	652	9.89
10.36	to	16.82	834	3.8	11.51	834	11.51
$5.10	to	$16.82	3,097	4.0	$9.38	2,582	$9.69

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2010:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2009	2,166	$7.25
Granted	248	8.21
Vested	(1,059)	7.20
Forfeited	(39)	7.14
Nonvested as of June 30, 2010	1,316	$7.47

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2009 and 2010 was $6.74 and $8.21, respectively.  As of June 30, 2010, there was $4.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2010 was $10.3 million and $8.8 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

10. Income Taxes

The Company recorded an income tax provision of $17.9 million and $17.2 million during the three months ended June 30, 2009 and 2010, respectively, and $38.8 million and $34.0 million during the six months ended June 30, 2009 and 2010, respectively.  The major components of the income tax provision for the three and six months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)

Federal alternative minumum tax	$816	$796	$1,849	$1,603
State income tax	1,941	615	3,295	996
Current provision	2,757	1,411	5,144	2,599

Deferred provision	15,139	15,771	33,696	31,375

Total	$17,896	$17,182	$38,840	$33,974

The income tax provision of $34.0 million for the six months ended June 30, 2010 represents an annual effective rate of 38.3%, including a benefit of discrete items of 0.1% to the annual effective rate.

The current federal and state tax provisions recorded during the three and six months ended June 30, 2009 and 2010 were the result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws. The non-cash deferred tax provision recorded during the three and six months ended June 30, 2009 and 2010 was primarily a result of the utilization of net operating loss tax carryforwards.

The Company has a remaining valuation allowance of $34.1 million against certain deferred tax assets. Of this amount, $31.7 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company through an adjustment to additional paid-in-capital. The remaining $2.4 million relates to net operating losses in certain jurisdictions where the Company believes it is not more likely than not to be realized in future periods.

To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  The Company’s ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended June 30, 2010 will not result in a material adverse effect on the Company’s financial position, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the six months ended June 30, 2010 is as follows:

Six Months
Ended
June 30, 2010
(in thousands)
Balance as of December 31, 2009	$1,315
Increases for tax positions of prior years	158
Increases for tax positions of current years	27
Decreases for tax positions of prior years	(583)
Balance as of June 30, 2010	$917

11.  Fair Value Measurements

As of December 31, 2009 and June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company’s put right.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010:

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

			Fair Value Measurements as of June 30, 2010 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$480,728	$480,728	$480,728	$—	$—
Marketable securities	224,701	224,701	224,701	—	—
Auction rate securities	16,850	16,850	—	16,850	—
Total	$722,279	$722,279	$705,429	$16,850	$—

Cash equivalents, marketable securities and equity investments in other companies were valued using quoted market prices and are classified within Level 1. Investments in auction rate securities and the Company’s put right were classified within Level 3 as of December 31, 2009 because they were valued using a discounted cash flow model. Some of the inputs to this model are unobservable in the market and are significant. During the six months ended June 30, 2010, the Company sold $31.3 million of its auction rate securities to the selling broker at par, plus accrued interest. The Company’s remaining $16.9 million of auction rate securities were redeemed at par on June 30, 2010, pursuant to the put right, with a trade settlement date of July 1, 2010. As a result, the remaining auction rate securities were transferred from Level 3 to Level 2 as of June 30, 2010 and the put right was reduced to zero.

The Company has invested in auction rate securities, which are more fully described in Note 5, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities do not have a readily determinable market value and are not liquid. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. As a result, the Company classified its auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  The Company elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair values of the Company’s auction rate securities and put right as of December 31, 2009 were estimated utilizing a discounted cash flow analysis.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2009	$42,906	$5,239	$48,145
Total realized losses	(91)	—	(91)
Total realized gains	5,335	93	5,428
Settlements	(31,300)	(5,332)	(36,632)
Transfers into Level 2	(16,850)	—	(16,850)
Balance as of June 30, 2010	$—	$—	$—

The Company’s realized gains and losses for its auction rate securities and put right are included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

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

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2009 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Consumer Services
Revenues	$147,606	$120,305	$307,168	$243,869
Cost of revenues	47,345	37,507	99,679	77,968
Gross margin	100,261	82,798	207,489	165,901
Direct segment operating expenses	33,372	23,248	70,578	47,213
Segment operating income	$66,889	$59,550	$136,911	$118,688

Business Services
Revenues	$37,991	$32,702	$77,492	$66,396
Cost of revenues	21,925	20,511	45,156	40,864
Gross margin	16,066	12,191	32,336	25,532
Direct segment operating expenses	9,823	10,449	21,082	20,390
Segment operating income	$6,243	$1,742	$11,254	$5,142

Consolidated
Revenues	$185,597	$153,007	$384,660	$310,265
Cost of revenues	69,270	58,018	144,835	118,832
Gross margin	116,327	94,989	239,825	191,433
Direct segment operating expenses	43,195	33,697	91,660	67,603
Segment operating income	73,132	61,292	148,165	123,830
Stock-based compensation expense	3,026	1,707	7,416	4,374
Amortization of intangible assets	2,038	1,232	4,185	2,496
Facility exit and restructuring costs	4,927	(89)	5,415	1,346
Other operating expenses	8,671	7,891	19,206	16,650
Income from operations	$54,470	$50,551	$111,943	$98,964

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

Consumer access and service revenues consist of narrowband access and broadband access services. These revenues are derived from fees charged to customers for dial-up Internet access; fees charged for high-speed access services; fees charged for VoIP services; usage fees; shipping and handling fees; and termination fees. Consumer value-added services revenues consist of revenues from ancillary services sold as add-on features to the Company’s Internet services, such as security products, premium email, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

Business access and service revenues consist of fees charged for managed IP-based wide area networks; fees charged for Internet access services; installation fees; termination fees; fees for equipment; usage fees; cost recovery fees billed to customers; and fees charged for leasing server space and providing web services  that enable customers to build and maintain an effective online presence.

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2009 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)
Consumer Services
Access and service	$129,479	$105,552	$269,269	$213,750
Value-added services	18,127	14,753	37,899	30,119
Total revenues	147,606	120,305	307,168	243,869

Business Services
Access and service	37,439	32,196	76,347	65,335
Value-added services	552	506	1,145	1,061
Total revenues	37,991	32,702	77,492	66,396

Consolidated
Access and service	166,918	137,748	345,616	279,085
Value-added services	18,679	15,259	39,044	31,180
Total revenues	$185,597	$153,007	$384,660	$310,265

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

•                  Customer Retention. We are focused on retaining our customers. We believe focusing on the customer relationship increases loyalty and reduces churn.  We also believe that satisfied customers provide cost benefits, including reduced call center support costs, reduced bad debt expense and fewer refunds and credits. We continue to focus on offering our access services with high-quality customer service and technical support.

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

Revenue Sources

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; managed IP-based wide area networks; and VoIP); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

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

In light of the continued maturation of the market for narrowband access, we continue to reduce our sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured and churn rates decline. Our consumer subscriber churn rate improved from 3.6% and 3.8% during the three and six months ended June 30, 2009, respectively, to 3.0% and 3.1% during the three and six months ended June 30, 2010, respectively.

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

Business services. The markets in which we operate our business services are characterized by industry consolidation, an evolving regulatory environment, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. In addition, our business customers, including retail businesses, are particularly exposed to a weak economy. We have experienced pressure on revenue and operating expenses for our business services, given recent economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers. However, we are seeking ways to grow our business services revenue while operating this segment more efficiently.

Second Quarter 2010 Highlights

Total revenues decreased $32.6 million, or 18%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, as our subscriber base decreased from approximately 2.4 million paying subscribers as of June 30, 2009 to approximately 1.9 million paying subscribers as of June 30, 2010. The decrease in subscribers was attributable to reduced sales and marketing activities, continued competitive pressures and continued maturation of the narrowband Internet access market. Partially offsetting the decline in total revenues was a $28.7 million, or 22%, decline in total operating costs and expenses. Total operating costs and expenses decreased as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We also experienced benefits from workforce reduction initiatives and other cost cutting initiatives. Net income decreased $3.4 million, or 11%, from $31.5 million during the three months ended June 30, 2009 to $28.0 million during the three months ended June 30, 2010. The decrease in net income was primarily due to the decrease in revenues, offset by the decrease in total operating expenses and a decrease in our income tax provision.

Looking Ahead

We expect total revenues to continue to decrease during 2010 as a result of our reduced sales and marketing efforts and as the market for Internet access continues to mature. However, over time we expect the rate of revenue decline to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability due to the higher costs associated with delivering broadband services. We also expect economic conditions and competitive pressures to put continued pressure on revenue and churn rates for our business services, and increase promotion and retention incentives necessary to attract and retain subscribers. We will continue to evaluate ways to grow revenues or create more scale for our business services. We expect cost savings in the remainder of 2010 from a lower and longer tenured customer base. We will continue to seek cost reduction initiatives, such as consolidating data centers and proprietary platforms. However, we believe that large-scale cost reduction opportunities will be more limited in the future and these initiatives may be costly to implement. In addition, we do not expect to be able to reduce our cost structure to the same extent as our revenue declines.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	June 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
Subscriber Data (a)
Consumer Services
Narrowband access subscribers (b)	1,456,000	1,225,000	1,134,000	1,060,000
Broadband access subscribers (c)	845,000	804,000	781,000	748,000
Total consumer services	2,301,000	2,029,000	1,915,000	1,808,000
Business Services
Narrowband access subscribers	11,000	8,000	8,000	8,000
Broadband access subscribers	56,000	54,000	52,000	53,000
Web hosting accounts	81,000	75,000	73,000	70,000
Total business services	148,000	137,000	133,000	131,000
Total subscriber count at end of period	2,449,000	2,166,000	2,048,000	1,939,000

	June 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
Employee Data
Consumer Services	395	339	309	284
Business Services	298	284	291	292
Total number of employees (d)	693	623	600	576

Operations and customer support	373	333	317	294
Sales and marketing	190	178	178	182
General and administrative	130	112	105	100
Total number of employees (d)	693	623	600	576

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Subscriber Activity
Subscribers at beginning of period	2,598,000	2,048,000	2,806,000	2,166,000
Gross organic subscriber additions	120,000	66,000	236,000	143,000
Adjustment (e)	—	—	(7,000)	—
Churn	(269,000)	(175,000)	(586,000)	(370,000)
Subscribers at end of period	2,449,000	1,939,000	2,449,000	1,939,000

Churn rate (f)	3.6%	2.9%	3.8%	3.0%

Consumer Services Data
Average subscribers (g)	2,371,000	1,859,000	2,457,000	1,915,000
ARPU (h)	$20.75	$21.57	$20.84	$21.23
Churn rate (f)	3.6%	3.0%	3.8%	3.1%

Business Services Data
Average subscribers (g)	152,000	132,000	156,000	133,000
ARPU (h)	$83.32	$82.71	$82.80	$82.95
Churn rate (f)	2.7%	1.9%	2.9%	1.9%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Narrowband access subscribers include customers who subscribe to our premium and value priced dial-up Internet access services and customers who subscribe to our premium email service.

(c) Customers who subscribe to our EarthLink DSL and Home Phone service are counted as both a broadband subscriber and a voice subscriber.

(d) Represents full-time equivalents.

(e)  During the six months ended June 30, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,				Change Between
	2009		2010		2009 and 2010
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$185,597	100%	$153,007	100%	$(32,590)	-18%

Operating costs and expenses:
Cost of revenues	69,270	37%	58,018	38%	(11,252)	-16%
Sales and marketing	14,543	8%	11,623	8%	(2,920)	-20%
Operations and customer support	23,940	13%	18,930	12%	(5,010)	-21%
General and administrative	16,409	9%	12,742	8%	(3,667)	-22%
Amortization of intangible assets	2,038	1%	1,232	1%	(806)	-40%
Facility exit and restructuring costs	4,927	3%	(89)	0%	(5,016)	-102%
Total operating costs and expenses	131,127	71%	102,456	67%	(28,671)	-22%

Income from operations	54,470	29%	50,551	33%	(3,919)	-7%
Gain on investments, net	11	0%	154	0%	143	1300%
Interest expense and other, net	(5,100)	-3%	(5,483)	-4%	(383)	8%
Income before income taxes	49,381	27%	45,222	30%	(4,159)	-8%
Income tax provision	(17,896)	-10%	(17,182)	-11%	714	-4%
Net income	$31,485	17%	$28,040	18%	$(3,445)	-11%

The following table sets forth statement of operations data for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,				Change Between
	2009		2010		2009 and 2010
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$384,660	100%	$310,265	100%	$(74,395)	-19%

Operating costs and expenses:
Cost of revenues	144,835	38%	118,832	38%	(26,003)	-18%
Sales and marketing	31,565	8%	22,924	7%	(8,641)	-27%
Operations and customer support	51,686	13%	38,587	12%	(13,099)	-25%
General and administrative	35,031	9%	27,116	9%	(7,915)	-23%
Amortization of intangible assets	4,185	1%	2,496	1%	(1,689)	-40%
Facility exit and restructuring costs	5,415	1%	1,346	0%	(4,069)	-75%
Total operating costs and expenses	272,717	71%	211,301	68%	(61,416)	-23%

Income from operations	111,943	29%	98,964	32%	(12,979)	-12%
Gain on investments, net	270	0%	572	0%	302	112%
Interest expense and other, net	(9,391)	-2%	(10,775)	-3%	(1,384)	15%
Income before income taxes	102,822	27%	88,761	29%	(14,061)	-14%
Income tax provision	(38,840)	-10%	(33,974)	-11%	4,866	-13%
Net income	$63,982	17%	$54,787	18%	$(9,195)	-14%

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

The following table sets forth segment data for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$147,606	$120,305	$(27,301)	-18%
Cost of revenues	47,345	37,507	(9,838)	-21%
Gross margin	100,261	82,798	(17,463)	-17%
Direct segment operating expenses	33,372	23,248	(10,124)	-30%
Segment operating income	$66,889	$59,550	$(7,339)	-11%

Business Services
Revenues	$37,991	$32,702	$(5,289)	-14%
Cost of revenues	21,925	20,511	(1,414)	-6%
Gross margin	16,066	12,191	(3,875)	-24%
Direct segment operating expenses	9,823	10,449	626	6%
Segment operating income	$6,243	$1,742	$(4,501)	-72%

Consolidated
Revenues	$185,597	$153,007	$(32,590)	-18%
Cost of revenues	69,270	58,018	(11,252)	-16%
Gross margin	116,327	94,989	(21,338)	-18%
Direct segment operating expenses	43,195	33,697	(9,498)	-22%
Segment operating income	73,132	61,292	(11,840)	-16%
Stock-based compensation expense	3,026	1,707	(1,319)	-44%
Amortization of intangible assets	2,038	1,232	(806)	-40%
Facility exit and restructuring costs	4,927	(89)	(5,016)	-102%
Other operating expenses	8,671	7,891	(780)	-9%
Income from operations	$54,470	$50,551	$(3,919)	-7%

The following table sets forth segment data for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$307,168	$243,869	$(63,299)	-21%
Cost of revenues	99,679	77,968	(21,711)	-22%
Gross margin	207,489	165,901	(41,588)	-20%
Direct segment operating expenses	70,578	47,213	(23,365)	-33%
Segment operating income	$136,911	$118,688	$(18,223)	-13%

Business Services
Revenues	$77,492	$66,396	$(11,096)	-14%
Cost of revenues	45,156	40,864	(4,292)	-10%
Gross margin	32,336	25,532	(6,804)	-21%
Direct segment operating expenses	21,082	20,390	(692)	-3%
Segment operating income	$11,254	$5,142	$(6,112)	-54%

Consolidated
Revenues	$384,660	$310,265	$(74,395)	-19%
Cost of revenues	144,835	118,832	(26,003)	-18%
Gross margin	239,825	191,433	(48,392)	-20%
Direct segment operating expenses	91,660	67,603	(24,057)	-26%
Segment operating income	148,165	123,830	(24,335)	-16%
Stock-based compensation expense	7,416	4,374	(3,042)	-41%
Amortization of intangible assets	4,185	2,496	(2,689)	-64%
Facility exit and restructuring costs	5,415	1,346	(4,069)	-75%
Other operating expenses	19,206	16,650	(2,556)	-13%
Income from operations	$111,943	$98,964	$(11,979)	-11%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$129,479	$105,552	$(23,927)	-18%	$269,269	$213,750	$(55,519)	-21%
Value-added services	18,127	14,753	(3,374)	-19%	37,899	30,119	(7,780)	-21%
Total revenues	147,606	120,305	(27,301)	-18%	307,168	243,869	(63,299)	-21%

Business Services
Access and service	37,439	32,196	(5,243)	-14%	76,347	65,335	(11,012)	-14%
Value-added services	552	506	(46)	-8%	1,145	1,061	(84)	-7%
Total revenues	37,991	32,702	(5,289)	-14%	77,492	66,396	(11,096)	-14%

Consolidated
Access and service	166,918	137,748	(29,170)	-17%	345,616	279,085	(66,531)	-19%
Value-added services	18,679	15,259	(3,420)	-18%	39,044	31,180	(7,864)	-20%
Total revenues	$185,597	$153,007	$(32,590)	-18%	$384,660	$310,265	$(74,395)	-19%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, search and advertising. Total revenues decreased $32.6 million, or 18%, from the three months ended June 30, 2009 to the three months ended June 30, 2010. This was comprised of a $27.3 million decrease in Consumer Services revenue and a $5.3 million decrease in Business Services revenue. Total revenues decreased $74.4 million, or 19%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. This was comprised of a $63.3 million decrease in Consumer Services revenue and an $11.1 million decrease in Business Services revenue.

The decreases in Consumer Services revenue were primarily due to decreases in average consumer subscribers, which decreased from approximately 2.4 million and 2.5 million during the three and six months ended June 30, 2009, respectively, to approximately 1.9 million during the three and six months ended June 30, 2010. The decreases were driven by reduced sales and marketing efforts, continued maturation in the market for Internet access and competitive pressures in the industry. The decreases in Business Services revenue were primarily due to decreases in average business subscribers, which decreased from approximately 152,000 and 156,000 during the three and six months ended June 30, 2009, respectively, to approximately 132,000 and 133,000 during the three and six months ended June 30, 2010, respectively. The decreases were driven primarily by economic and competitive pressures.

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

Consumer access and service revenues decreased $23.9 million, or 18%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $55.5 million, or 21%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decreases in consumer access and service revenues were due to decreases in narrowband access and broadband access revenues. Average consumer narrowband subscribers decreased from 1.5 million and 1.6 million during the three and six months ended June 30, 2009, respectively, to 1.1 million during the three and six months ended June 30, 2010. Average consumer broadband subscribers decreased from 0.9 million during the three and six months ended June 30, 2009 to 0.8 million during the three and six months ended June 30, 2010. Narrowband access comprised a larger portion of the average consumer access subscriber decrease, as average narrowband subscribers decreased from 64% and 65% of average consumer access subscribers during the three and six months ended June 30, 2009, respectively, to 59% of average consumer access subscribers during the three and six months ended June 30, 2010.  Within narrowband access, our value-priced narrowband services comprised a larger proportion of the total narrowband decrease, as average PeoplePC access subscribers were approximately 40% and 41% of our average consumer narrowband customer base during the three and six months ended June 30, 2009, respectively, compared to approximately 33% and 34% of our average consumer narrowband customer base during the three and six months ended June 30, 2010, respectively. The decreases in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. We continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Offsetting the declines in average consumer subscribers was an improvement in consumer subscriber churn rates, which improved from 3.6% and 3.8% during the three and six months ended June 30, 2009, respectively, to 3.0% and 3.1% during the three and six months ended June 30, 2010, respectively. Churn rates decreased due to the increased tenure of our subscriber base and due to improved network performance and improved customer support processes, which improve customer satisfaction. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.  We derive these revenues from fees charged for ancillary services; paid placements for searches; delivering traffic to our partners in the form of subscribers, page views or e-commerce transactions; advertising our partners’ products and services in our various online properties and electronic publications; and referring our customers to our partners’ products and services.

Value-added services revenues decreased $3.4 million, or 19%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $7.8 million, or 21%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This was due primarily to decreases in subscribers for ancillary services, primarily security services, and in search advertising revenues. The decreases resulted from the decline in total average consumer subscribers from 2.4 million and 2.5 million during the three and six months ended June 30, 2009, respectively, to 1.9 million during the three and six months ended June 30, 2010.  However, partially offsetting these decreases was an increase in subscription revenue per subscriber.

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

Business access and service revenues decreased $5.2 million, or 14%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $11.0 million, or 14%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decreases were primarily due to decreases in New Edge revenues resulting from decreases in average subscribers and increases in promotions and retention incentives necessary to attract and retain subscribers in a difficult economic and competitive environment. Although our churn rates improved during the three and six months ended June 30, 2010 compared to the prior year period, the number of new customers we were able to add was negatively impacted by economic and competitive pressures. Also contributing to the decrease in business access and service revenues were decreases in average web hosting accounts, average business broadband customers and average business narrowband customers. Business access and service ARPU decreased during the three months ended June 30, 2010 compared to the prior year period primarily due to an increase in retention and other incentives necessary to attract and retain subscribers. Business access and service ARPU increased slightly during the six months ended June 30, 2010 compared to the prior year period due to a shift in mix of our business access subscriber base from business dial-up and high-speed services to IP-based network services.

Cost of revenues

Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband services is Level 3 Communications, Inc. During the three months ended June 30, 2010, we extended our agreement with Level 3 Communications, Inc. through December 2011. We also purchase lesser amounts of narrowband services from certain regional and local providers. Cost of revenues also includes sales incentives. Our principal providers of broadband connectivity are AT&T Inc., Comcast Corporation, Covad Communications Group, Inc., Qwest Corporation, Time Warner Cable and Verizon Communications, Inc. We offer sales incentives, such as free modems and Internet access on a trial basis, for certain products and promotions.

Total cost of revenues decreased $11.3 million, or 16%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $26.0 million, or 18%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The decrease during the three month period was comprised of a $9.8 million decrease in consumer services cost of revenues and $1.4 million decrease in business services cost of revenue. The decrease during the six month period was comprised of a $21.7 million decrease in consumer services cost of revenues and $4.3 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts. Business services cost of revenues decreased primarily due to the decline in average business services subscribers. Total cost of revenues increased from 37% of revenues during the three months ended June 30, 2009 to 38% of revenues during the three months ended June 30, 2010 due to the effect of the change in mix of our subscriber base to broadband subscribers. Total cost of revenues remained constant at 38% of revenues during the six months ended June 30, 2009 and 2010.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers and compensation and related costs (including stock-based compensation).

Sales and marketing expenses decreased $2.9 million, or 20%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $8.6 million, or 27%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The decreases consisted primarily of decreases in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs resulting from reduced headcount and continued cost reduction initiatives. Sales and marketing expenses remained constant at 8% of revenues during the three months ended June 30, 2009 and 2010. Sales and marketing expenses decreased from 8% of revenues during the six months ended June 30, 2009 to 7% of revenues during six months ended June 30, 2010, as we continued to reduce sales and marketing efforts and focused our efforts primarily on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $5.0 million, or 21%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $13.1 million, or 25%, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The decreases in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor and occupancy and related costs. These decreases were primarily attributable to a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and become longer tenured and our efforts to reduce our back-office cost structure, including reduced headcount and continued cost reduction initiatives. In addition, during 2009 we consolidated to primarily one outsourced customer service and technical support provider for our consumer services, which resulted in cost benefits. Operations and customer support expenses decreased from 13% of revenues during the three and six months ended June 30, 2009 to 12% of revenues during three and six months ended June 30, 2010.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $3.7 million, or 22%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $7.9 million, or 23%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decreases in general and administrative expenses consisted primarily of decreases in personnel-related costs, bad debt and payment processing fees, professional fees and occupancy and related costs. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of longer tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and occupancy and related costs was attributable to reduced headcount and continued cost reduction initiatives. General and administrative expenses decreased from 9% of revenues during the three months ended June 30, 2009 to 8% of revenues during three months ended June 30, 2010, but remained constant as a percent of revenues at 9% during the six months ended June 30, 2009 and 2010.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years. Amortization of intangible assets decreased $0.8 million, or 40%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and decreased $1.7 million, or 40%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decrease in amortization of intangible assets compared to the prior year period was due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Facility exit and restructuring costs

In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations (“the 2007 Plan”). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. Since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $5.4 million and $1.3 million during the six months ended June 30, 2009 and 2010, respectively, primarily as a result of changes to sublease estimates in our exited facilities and further consolidation in our Atlanta, Georgia facility.

Gain on investments, net

Gain on investments, net, consisted of the following during the three and six months ended June 30, 2009 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)

Cash distributions from investments	$—	$—	$200	$—
Gain from sale of investments	—	152	—	568
Net change in fair value of auction rate securities and put right	11	2	70	4
	$11	$154	$270	$572

During the six months ended June 30, 2009, we received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of our auction rate securities and put right. These amounts were included in gain on investments, net, in the Condensed Consolidated Statement of Operations. During the six months ended June 30, 2010, we sold certain of our investments in other companies for proceeds of $1.6 million and recognized a realized gain on investments of $0.6 million. This gain was included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

As of December 31, 2009 and June 30, 2010, we held auction rate securities with a carrying value and fair value of $42.9 million and $16.9 million, respectively. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 40 years, but have interest rate reset periods at pre-determined intervals, usually every 28 days. These securities are predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as the “put right”). As a result, we classify our auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  We elected the fair value option for the put right to offset the fair value changes of the auction rate securities.

During the six months ended June 30, 2010, we sold $31.3 million of our auction rate securities to the selling broker at par, plus accrued interest. Our remaining $16.9 million of auction rate securities were redeemed at par on June 30, 2010, pursuant to the put right, with a trade settlement date of July 1, 2010.

Accordingly, the auction rate securities were recorded at par and classified as short-term marketable securities as of June 30, 2010. We recognized a $5.3 million gain as a result of the increase in fair value of the auction rate securities and recognized a $5.3 million loss as a result of the decrease in fair value of the put right. The nominal net impact is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $0.4 million, from $5.1 million during the three months ended June 30, 2009 to $5.5 million during the three months ended June 30, 2010, and increased $1.4 million, from $9.4 million during the six months ended June 30, 2009 to $10.8 million during six three months ended June 30, 2010. The increases were primarily due to decreases in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields.  Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to our Notes.

Income tax provision

We recognized an income tax provision of $38.8 million during six months ended June 30, 2009. This consisted of $5.1 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $33.7 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $34.0 million during six months ended June 30, 2010. This consisted of $2.6 million state income and federal and state AMT amounts payable and $31.4 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

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

Stock-based compensation expense was $3.0 million and $1.7 million during the three months ended June 30, 2009 and 2010, respectively, and $7.4 million and $4.4 million during the six months ended June 30, 2009 and 2010, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Sales and marketing	$825	$495	$2,036	$1,210
Operations and customer support	1,440	835	3,553	2,213
General and administrative	761	377	1,827	951
	$3,026	$1,707	$7,416	$4,374

Facility Exit and Restructuring Costs

We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of June 30, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

		Asset
	Facilities	Impairments	Total

Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,237	109	1,346
Payments	(2,265)	—	(2,265)
Non-cash charges	368	(109)	259
Balance as of June 30, 2010	$16,778	$—	$16,778

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010
	(in thousands)

Net income	$63,982	$54,787
Non-cash items	60,283	51,852
Changes in working capital	(24,959)	(29,207)
Net cash provided by operating activities	$99,306	$77,432

Net cash used in investing activities	$(54,412)	$(155,429)

Net cash used in financing activities	$(20,961)	$(34,449)

Operating activities

Net cash provided by operating activities decreased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in revenues as our overall subscriber base has decreased over the past year. However, this decrease was partially offset by reduced sales and marketing spending, reduced telecommunication costs, reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured and reduced back-office support costs.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, impairments of goodwill and intangible assets, gain on investments, net, accretion of debt discount and amortization of debt issuance costs. Non-cash items decreased during the six months ended June 30, 2010 compared to the prior year period primarily due to decreases in depreciation and amortization expense, stock-based compensation expense and deferred income taxes.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the six months ended June 30, 2010 compared to the prior year period primarily due to payments for certain legal settlements and certain state and local tax audits, an increase in payments for workforce reduction initiatives and changes in accounts receivable.

Investing activities

Our investing activities used cash of $54.4 million during the six months ended June 30, 2009. This consisted primarily of $49.6 million of purchases of investments in marketable securities, net of sales and maturities, and $5.1 million of capital expenditures, primarily associated with network and technology center related projects. Our investing activities used cash of $155.4 million during the six months ended June 30, 2010. This consisted primarily of $151.3 million of purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer term marketable securities. Included in the net purchase amount was $31.3 million of proceeds received for the sale of auction rate securities. We also used cash of $5.8 million for capital expenditures, primarily associated with network and technology center related projects. Partially offsetting these amounts was $1.6 million of proceeds received from the sale of certain investments.

Financing activities

Our financing activities used cash of $21.0 million during the six months ended June 30, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock, offset by $1.4 million of proceeds from the exercise of stock options. Our financing activities used cash of $34.4 million during the six months ended June 30, 2010. This consisted primarily of $32.7 million of dividend payments, $2.8 million to pay for early conversion of a portion of our Notes and $0.9 million used to repurchase 0.1 million shares of our common stock. Under the terms of the indenture governing the Notes, our payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. These uses of cash were partially offset by $1.9 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2010, we had utilized approximately $604.1 million pursuant to the authorizations and had $145.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the six months ended June 30, 2009 and 2010, we generated $99.3 million and $77.4 million in cash from operations, respectively. As of June 30, 2010, we had $498.5 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $63.0 million and $178.6 million, respectively. Short-term marketable securities consist of investments that have effective maturity dates of up to one year from the balance sheet date. Long-term marketable securities consist of investments that have effective maturity dates greater than one year from the balance sheet date. During the six months ended June 30, 2010, we sold $31.3 million of our auction rate securities to the selling broker at par, plus accrued interest. Our remaining $16.9 million of auction rate securities were redeemed at par on June 30, 2010, pursuant to the put right, with a trade settlement date of July 1, 2010. Accordingly, the auction rate securities were recorded at par and classified as short-term marketable securities as of June 30, 2010.  As such, we have no remaining liquidity risk regarding our auction rate securities. However, our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

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

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we will have less ability in the future to implement cost reduction initiatives to offset our revenue declines, which will adversely affect our results of operations; (3) that we face significant competition which could reduce our profitability; (4) that adverse economic conditions may harm our business; (5) that we may not be able to execute our business strategy for our Business Services segment, which could adversely impact our results of operations and cash flows; (6) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that we may be unable to retain sufficient qualified personnel, particularly in light of recent workforce and cost reduction initiatives and in a recovering economy, and the loss of any of our key executive officers could adversely affect us; (9) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (12) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (13) that government regulations could adversely affect our business or force us to change our business practices; (14) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (15) that we may not be able to protect our intellectual property; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that if we are unable to successfully defend against legal actions we could face substantial liabilities; (18) that our business depends on effective business support systems, processes and personnel; (19) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (20) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (22) that we may change our cash return strategy; (23) that our stock price may be volatile; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (25) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2010 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2010	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	—	$—	—	$146,768
May 1 through May 31	—	—	—	146,768
June 1 through June 30	103	8.24	103	145,917
Total	103		103

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)        Exhibits.   The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	July 30, 2010	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	July 30, 2010	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)