Form 10-Q
period 2010-09-30
EARTHLINK INC
filed 2010-11-03
CIK 1102541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 108,306,270 shares of common stock, $.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2009	2010
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$610,995	$427,402
Marketable securities	84,966	205,178
Accounts receivable, net of allowance of $1,736 and $922 as of December 31, 2009 and September 30, 2010, respectively	20,560	21,603
Prepaid expenses	4,374	4,532
Deferred income taxes, net	46,063	15,831
Other current assets	16,423	12,476
Total current assets	783,381	687,022
Long-term marketable securities	—	137,975
Property and equipment, net	34,267	31,065
Deferred income taxes, net	153,132	137,359
Purchased intangible assets, net	11,550	8,177
Goodwill	88,920	88,920
Other long-term assets	3,368	2,560
Total assets	$1,074,618	$1,093,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,270	$6,541
Accrued payroll and related expenses	25,093	13,476
Other accrued liabilities	34,659	32,965
Deferred revenue	25,728	22,722
Convertible senior notes, net of discount of $26,502 and $16,212 as of December 31, 2009 and September 30, 2010, respectively	232,248	239,579
Total current liabilities	323,998	315,283

Other long-term liabilities	16,596	12,873
Total liabilities	340,594	328,156

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2009 and September 30, 2010	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 190,472 and 191,726 shares issued as of December 31, 2009 and September 30, 2010, respectively, and 107,132 and 108,283 shares outstanding as of December 31, 2009 and September 30, 2010, respectively	1,905	1,917
Additional paid-in capital	2,118,100	2,073,856
Accumulated deficit	(729,715)	(653,543)
Treasury stock, at cost, 83,340 shares and 83,443 shares as of December 31, 2009 and September 30, 2010, respectively	(656,760)	(657,611)
Accumulated other comprehensive income	494	303
Total stockholders’ equity	734,024	764,922
Total liabilities and stockholders’ equity	$1,074,618	$1,093,078

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
	(unaudited)

Revenues	$174,521	$145,158	$559,181	$455,423

Operating costs and expenses:
Cost of revenues	66,885	56,985	211,720	175,817
Sales and marketing	13,840	11,667	45,405	34,591
Operations and customer support	23,569	18,603	75,255	57,190
General and administrative	16,472	13,102	51,503	40,218
Amortization of intangible assets	2,039	890	6,224	3,386
Restructuring and acquisition-related costs	(97)	1,921	5,318	3,267
Total operating costs and expenses	122,708	103,168	395,425	314,469

Income from operations	51,813	41,990	163,756	140,954
Gain on investments, net	35	—	305	572
Interest expense and other, net	(5,067)	(5,466)	(14,458)	(16,241)
Income before income taxes	46,781	36,524	149,603	125,285
Income tax provision	(16,914)	(15,139)	(55,754)	(49,113)
Net income	$29,867	$21,385	$93,849	$76,172

Net income per share
Basic	$0.28	$0.20	$0.88	$0.71
Diluted	$0.28	$0.20	$0.87	$0.70

Weighted average common shares outstanding
Basic	106,615	108,220	106,853	107,968
Diluted	107,943	109,473	108,052	108,851

Dividends declared per share	$0.14	$0.16	$0.14	$0.46

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2010
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$93,849	$76,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,610	13,652
Stock-based compensation	10,552	7,078
Non-cash income taxes	49,050	45,530
Accretion of debt discount and amortization of debt issuance costs	10,121	10,847
Loss on disposals and impairments of fixed assets	289	561
Gain on investments, net	(305)	(572)
Gain on debt surrendered for conversion	—	(172)
Decrease (increase) in accounts receivable, net	8,959	(1,043)
Decrease (increase) in prepaid expenses and other assets	4,466	(2,447)
Decrease in accounts payable and accrued and other liabilities	(30,527)	(19,498)
Decrease in deferred revenue	(6,625)	(2,903)
Net cash provided by operating activities	158,439	127,205

Cash flows from investing activities:
Purchases of property and equipment	(10,648)	(8,748)
Purchases of marketable securities	(52,502)	(345,193)
Sales and maturities of marketable securities	12,473	92,723
Proceeds received from investments in other companies	200	1,618
Net cash used in investing activities	(50,477)	(259,600)

Cash flows from financing activities:
Principal payments under capital lease obligations	(25)	(26)
Proceeds from exercises of stock options	5,073	2,565
Repurchases of common stock	(22,340)	(851)
Payment of dividends	(14,960)	(50,118)
Payment for debt surrendered for conversion	—	(2,768)
Net cash used in financing activities	(32,252)	(51,198)

Net increase (decrease) in cash and cash equivalents	75,710	(183,593)
Cash and cash equivalents, beginning of period	486,564	610,995
Cash and cash equivalents, end of period	$562,274	$427,402

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended September 30, 2009 and 2010 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2009 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2010.

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

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator
Net income	$29,867	$21,385	$93,849	$76,172

Denominator
Basic weighted average common shares outstanding	106,615	108,220	106,853	107,968
Dilutive effect of Common Stock Equivalents	1,328	1,253	1,199	883
Diluted weighted average common shares outstanding	107,943	109,473	108,052	108,851

Basic net income per share	$0.28	$0.20	$0.88	$0.71
Diluted net income per share	$0.28	$0.20	$0.87	$0.70

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the three months ended September 30, 2009 and 2010, approximately 4.1 million and 2.2 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because the assumed proceeds from exercises plus the amount of unrecognized compensation cost attributed to future services and the amount of excess tax benefits exceeded the Company’s average stock price during the respective periods. During the nine months ended September 30, 2009 and 2010, approximately 5.2 million and 2.8 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted EPS. The shares that underlie the Company’s convertible debt instruments were also excluded from the calculation of diluted earnings per share during the three and nine months ended September 30, 2009 because the conversion price exceeded the Company’s average stock price during the periods.

4.  Restructuring and Acquisition-Related Costs

Restructuring and acquisition-related costs consisted of the following during the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)

2007 Restructuring Plan	$31	$(210)	$5,446	$1,136
Legacy Restructuring Plans	(128)	131	(128)	131
Total facility exit and restructuring costs	(97)	(79)	5,318	1,267
Acquisition-related costs	—	2,000	—	2,000
Restructuring and acquisition-related costs	$(97)	$1,921	$5,318	$3,267

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes facility exit and restructuring costs during the nine months ended September 30, 2009 and 2010 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the nine months ended September 30, 2009 and 2010 were primarily the result of changes to sublease estimates in the Company’s exited facilities and further consolidation in its Atlanta, Georgia facility. Such costs have been classified as restructuring and acquisition-related costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Nine Months Ended September 30,		Incurred
	2009	2010	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	5,400	1,027	23,748
Non-cash asset impairments	46	109	24,901
Other associated costs	—	—	1,131
	$5,446	$1,136	$80,544

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of September 30, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

		Asset
	Facilities	Impairments	Total
	(in thousands)
Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,027	109	1,136
Payments	(3,659)	—	(3,659)
Non-cash charges	368	(109)	259
Balance as of September 30, 2010	$15,174	$—	$15,174

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2009 and September 30, 2010, approximately $5.1 million and $5.3 million, respectively, was classified as other accrued liabilities and approximately $12.3 million and $9.9 million, respectively, was classified as other long-term liabilities.

Legacy Restructuring Plans

During the years ended December 31, 2003, 2004 and 2005, the Company executed a series of plans to restructure and streamline the Company’s contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as restructuring and acquisition-related costs in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, EarthLink recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. During the three and nine months ended September 30, 2010, EarthLink recorded $0.1 million of facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. As of September 30, 2010, all costs related to the Legacy Plans had been paid.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Acquisition-Related Costs

Acquisition-related costs for the three and nine months ended September 30, 2010 consist of investment banker fees incurred in connection with EarthLink’s pending acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”). As further discussed in Note 13, “Subsequent Events,” in October 2010, EarthLink entered into an agreement to acquire ITC^DeltaCom.

5.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2009 and September 30, 2010:

	As of	As of
	December 31,	September 30,
	2009	2010
	(in thousands)
Auction rate securities	$42,906	$—
Government and agency securities	42,060	297,755
Commercial paper	—	30,548
Corporate debt securities	—	14,850
Total marketable securities	84,966	343,153
Less: classified as current	(84,966)	(205,178)
Total long-term marketable securities	$—	$137,975

The Company’s auction rate securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as the “put right”). As a result of the put right, these securities were classified as short-term marketable securities in the Condensed Consolidated Balance Sheet as of December 31, 2009. The Company’s auction rate securities were classified as trading securities and were carried at fair value, with any unrealized gains and losses included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2010, the Company sold $48.2 million of its auction rate securities to the selling broker at par, plus accrued interest. As a result, the Company no longer holds investments in auction rate securities as of September 30, 2010. The Company recognized a $5.3 million gain as a result of the increase in fair value of the auction rate securities and recognized a $5.3 million loss as a result of the decrease in fair value of the put right, which is discussed in more detail below. The nominal net impact is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the auction rate securities.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes gross unrealized gains and losses as of September 30, 2010 on the Company’s marketable securities designated as available-for-sale:

	As of September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
	(in thousands)
Government and agency notes	$297,307	$—	$448	$297,755
Commercial paper	30,532	—	16	30,548
Corporate debt securities	14,825	—	25	14,850
	$342,664	$—	$489	$343,153

As of December 31, 2009, the amortized cost and aggregate fair value of the Company’s marketable securities designated as available-for-sale was $42.1 million. Gross unrealized gains and gross unrealized losses as of December 31, 2009 were nominal.  The Company’s available-for-sale marketable securities consist of government and agency notes, which include U.S. treasury securities and government-sponsored debt securities, commercial paper and corporate debt securities. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are included in gain on investments, net, in the Condensed Consolidated Statements of Operations and are determined on a specific identification basis.

The following table summarizes the estimated fair value of the Company’s marketable securities designated as available-for-sale classified by the maturity of the security:

As of
September 30, 2010
(in thousands)
Due within one year	$205,178
Due after one year through two years	137,975
$343,153

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

The Company had a put right to sell its existing auction rate securities back to the broker beginning on June 30, 2010. The Company elected the fair value option for the put right to offset changes in fair value of its auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis.   Changes in fair value were recognized in gain on investments, net, in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2010, the Company exercised its put right and sold its auction rate securities back to the selling broker at par.  The Company recognized a $5.3 million loss as a result of the decrease in fair value of the put right, which is included in gain on investments, net, in the Condensed Consolidated Statement of Operations. See Note 11, “Fair Value Measurements,” for a table that reconciles the beginning and ending balances of the put right.

Gain on investments, net

During the nine months ended September 30, 2009, the Company received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of its auction rate securities and put right. During the nine months ended September 30, 2010, the Company sold certain of its investments in other companies that were classified as available for sale for proceeds of $1.6 million and recognized a realized gain on investments of $0.6 million.

6.  Purchased Intangible Assets and Goodwill

Goodwill

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2010.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010:

	As of December 31, 2009			As of September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$79,413	$(70,487)	$8,926	$79,426	$(73,644)	$5,782
Software and technology	711	(711)	—	711	(711)	—
Trade names	1,521	(608)	913	1,521	(837)	684
	81,645	(71,806)	9,839	81,658	(75,192)	6,466
Intangible assets not subject to amortization:
Trade names	1,711	—	1,711	1,711	—	1,711
	$83,356	$(71,806)	$11,550	$83,369	$(75,192)	$8,177

Amortization of intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2010 represents the amortization of definite-lived intangible assets.  The Company’s definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology and trade names acquired in conjunction with the purchases of

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company’s identifiable indefinite-lived intangible assets consist of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to six years for subscriber bases and customer relationships, three years for acquired software and technology and five years for trade names.  As of September 30, 2010, the weighted average amortization periods were 4.4 years for subscriber base assets and customer relationships, 3.0 years for software and technology and 5.0 years for trade names. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $0.8 million during the remaining three months in the year ending December 31, 2010 and $2.9 million, $1.5 million, $0.8 million and $0.5 million during the years ending December 31, 2011, 2012, 2013 and 2014, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

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

The Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 119.8005 shares per $1,000 principal amount of Notes as of September 30, 2010 (which represents a conversion price of approximately $8.35 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are surrendered for conversion. The Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2009 and September 30, 2010, the fair value of the Notes was approximately $279.8 million and $299.3 million, respectively, based on quoted market prices.

Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

defined in the indenture, for the consideration provided for in the indenture. During the nine months ended September 30, 2010, $3.0 million principal amount of Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The Company accounts for the liability and equity components of the Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Notes, which represents the first redemption date of November 2011.  The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2009 and September 30, 2010 are presented below:

	As of	As of
	December 31,	September 30,
	2009	2010
	(in thousands)
Principal amount	$258,750	$255,791
Unamortized discount	(26,502)	(16,212)
Net carrying amount	$232,248	$239,579

Carrying amount of the equity component	$62,095	$61,847

As of September 30, 2010, the remaining amortization period for the discount was 13 months. As of September 30, 2010, the conversion price was approximately $8.35 per share.

The following table presents the associated interest cost related to the Notes during the three and nine months ended September 30, 2009 and 2010, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)

Contractual interest recognized	$2,224	$2,221	$6,671	$6,647
Discount amortization	3,165	3,408	9,275	9,987

Effective interest rate	9.5%	9.5%	9.5%	9.5%

Classification

In 2009, the Company began paying quarterly cash dividends on its common stock. The Company currently intends to pay regular quarterly dividends on its common stock.  Under the terms of the indenture governing the Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. As a result, the Company classified the Notes as a current liability in the Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)
Net income	$29,867	$21,385	$93,849	$76,172
Unrealized holding gains on certain investments, net of tax	1,877	250	8,293	322
Total comprehensive income	$31,744	$21,635	$102,142	$76,494

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2010, the Company had $145.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 3.6 million shares of its common stock for $22.3 million during the nine months ended September 30, 2009. The Company repurchased 0.1 million shares of its common stock for $0.9 million during the nine months ended September 30, 2010.

Dividends

During the three months ended September 30, 2010, cash dividends declared were $0.16 per common share and total dividend payments were $17.4 million. During the nine months ended September 30, 2010, cash dividends declared were $0.46 per common share and total dividend payments were $50.1 million. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Stock-based compensation expense was $3.1 million and $2.7 million during the three months ended September 30, 2009 and 2010, respectively, and $10.6 million and $7.1 million during the nine months ended September 30, 2009 and 2010, respectively.  The Company classifies stock-based compensation expense within the same operating expense line items as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and non-employee directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to four years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2009	3,916	$9.61
Granted	—	—
Exercised	(529)	6.96
Forfeited and expired	(863)	11.98
Outstanding as of September 30, 2010	2,524	9.36	4.3	$1,518
Vested and expected to vest as of September 30, 2010	2,498	$9.38	4.3	$1,470
Exercisable as of September 30, 2010	2,106	$9.64	4.0	$989

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2010 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2010. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $2.5 million and $0.9 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. As of September 30, 2010, there was $0.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.0 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of September 30, 2010:

Stock Options Outstanding					Stock Options Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		Outstanding	Life	Price	Exercisable	Price
		(in thousands)			(in thousands)
$5.10	$6.86	144	4.0	$6.12	107	$5.86
6.90	7.25	199	6.5	7.01	132	7.01
7.31	7.31	250	6.7	7.31	100	7.31
7.32	8.96	223	4.3	8.16	197	8.23
9.01	9.01	305	3.8	9.01	305	9.01
9.23	9.51	365	5.2	9.47	227	9.45
9.64	9.89	279	1.5	9.66	279	9.66
10.36	16.82	759	3.8	11.59	759	11.59
$5.10	$16.82	2,524	4.3	$9.36	2,106	$9.64

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2010:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2009	2,166	$7.25
Granted	922	8.36
Vested	(1,216)	7.30
Forfeited	(41)	7.12
Nonvested as of September 30, 2010	1,831	$7.77

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2009 and 2010 was $7.39 and $8.36, respectively.  As of September 30, 2010, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the nine months ended September 30, 2009 and 2010 was $13.5 million and $10.1 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

10. Income Taxes

The major components of the income tax provision for the three and nine months ended September 30, 2009 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)

Federal alternative minumum tax	$329	$644	$2,525	$2,247
State income tax	884	340	4,179	1,336
Current provision	1,213	984	6,704	3,583

Deferred provision	15,701	14,155	49,050	45,530

Total	$16,914	$15,139	$55,754	$49,113

The income tax provision of $49.1 million for the nine months ended September 30, 2010 represents an annual effective rate of 39.15%, including a benefit of discrete items of 0.22% to the annual effective rate.

The current federal and state tax provisions recorded during the three and nine months ended September 30, 2009 and 2010 were the result of limitations on net operating loss utilization associated with the alternative minimum tax calculation and state laws. The non-cash deferred tax provision recorded during the three and nine months ended September 30, 2009 and 2010 was primarily a result of the utilization of net operating loss tax carryforwards.

The Company has a valuation allowance of $34.6 million against certain deferred tax assets. Of this amount, $31.7 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company through an adjustment to additional paid-in-capital. A valuation allowance of $2.4 million relates to net operating losses in certain jurisdictions where the Company believes it is not more likely than not to be realized in future periods. In addition, a valuation allowance of $0.5 million was established during the three months ended September 30, 2010 relating to stock compensation deferred tax assets. As the amount relates to a change in judgment regarding future income, this change has been reflected discretely in the period.

To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  The Company’s ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards is subject to temporary restrictions imposed by certain states and may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended September 30, 2010 will not result in a material adverse effect on the Company’s financial position, results of operations or cash flow.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
(in thousands)
Balance as of December 31, 2009	$1,315
Increases for tax positions of prior years	158
Increases for tax positions of current years	27
Decreases for tax positions of prior years	(737)
Balance as of September 30, 2010	$763

11.  Fair Value Measurements

As of December 31, 2009 and September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company’s put right.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010:

			Fair Value Measurements as of December 31, 2009 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$588,666	$588,666	$588,666	$—	$—
Government and agency securities	42,060	42,060	42,060	—	—
Auction rate securities	42,906	42,906	—	—	42,906
Equity investments in other companies	1,529	1,529	1,529	—	—
Put right	5,239	5,239	—	—	5,239
Total	$680,400	$680,400	$632,255	$—	$48,145

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

			Fair Value Measurements as of September 30, 2010 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$410,112	$410,112	$410,112	$—	$—
Government and agency securities	297,755	297,755	297,755	—	—
Commercial paper	30,548	30,458	30,458	—	—
Corporate debt securities	14,850	14,850	14,850	—	—
Total	$753,265	$753,265	$753,265	$—	$—

Cash equivalents, marketable securities and equity investments in other companies were valued using quoted market prices and are classified within Level 1. Investments in auction rate securities and the Company’s put right were classified within Level 3 as of December 31, 2009 because they were valued using a discounted cash flow model. Some of the inputs to this model were unobservable in the market and were significant. During the nine months ended September 30, 2010, the Company sold $48.2 million of its auction rate securities to the selling broker at par, plus accrued interest. As a result, the Company no longer holds investments in auction rate securities and the put right was reduced to zero as of September 30, 2010.

The Company had invested in auction rate securities, which are more fully described in Note 5, “Investments.”  Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers.  As a result, these securities did not have a readily determinable market value and were not liquid. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. As a result, the Company classified its auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  The Company elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair values of the Company’s auction rate securities and put right as of December 31, 2009 were estimated utilizing a discounted cash flow analysis.  These analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010:

	Auction
	Rate	Put
	Securities	Right	Total
	(in thousands)
Balance as of December 31, 2009	$42,906	$5,239	$48,145
Total realized losses	(91)	(5,332)	(91)
Total realized gains	5,335	93	5,428
Settlements	(48,150)	—	(53,482)
Balance as of September 30, 2010	$—	$—	$—

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

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, restructuring and acquisition-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and nine months ended September 30, 2009 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Consumer Services
Revenues	$138,176	$111,527	$445,344	$355,396
Cost of revenues	45,211	35,434	144,890	113,402
Gross margin	92,965	76,093	300,454	241,994
Direct segment operating expenses	31,039	22,376	101,617	69,589
Segment operating income	$61,926	$53,717	$198,837	$172,405

Business Services
Revenues	$36,345	$33,631	$113,837	$100,027
Cost of revenues	21,674	21,551	66,830	62,415
Gross margin	14,671	12,080	47,007	37,612
Direct segment operating expenses	10,257	10,506	31,339	30,896
Segment operating income	$4,414	$1,574	$15,668	$6,716

Consolidated
Revenues	$174,521	$145,158	$559,181	$455,423
Cost of revenues	66,885	56,985	211,720	175,817
Gross margin	107,636	88,173	347,461	279,606
Direct segment operating expenses	41,296	32,882	132,956	100,485
Segment operating income	66,340	55,291	214,505	179,121
Stock-based compensation expense	3,136	2,704	10,552	7,078
Amortization of intangible assets	2,039	890	6,224	3,386
Restructuring and acquisition-related costs	(97)	1,921	5,318	3,267
Other operating expenses	9,449	7,786	28,655	24,436
Income from operations	$51,813	$41,990	$163,756	$140,954

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2009 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)
Consumer Services
Access and service	$120,935	$97,399	$390,204	$311,149
Value-added services	17,241	14,128	55,140	44,247
Total revenues	138,176	111,527	445,344	355,396

Business Services
Access and service	35,796	33,123	112,143	98,458
Value-added services	549	508	1,694	1,569
Total revenues	36,345	33,631	113,837	100,027

Consolidated
Access and service	156,731	130,522	502,347	409,607
Value-added services	17,790	14,636	56,834	45,816
Total revenues	$174,521	$145,158	$559,181	$455,423

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

13.  Subsequent Event

In October 2010, EarthLink entered into an agreement to acquire ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S., in an all-cash transaction for $3.00 per share. The acquisition will enable EarthLink to become an IP infrastructure and managed services provider by combining its existing ISP and IP-focused businesses with ITC^Deltacom’s integrated communications business. Under the terms of the merger agreement, EarthLink will acquire 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. The transaction is valued at approximately $516.0 million, including the assumption of $325.0 million of debt. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2010 or first quarter of 2011.

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

Recent Development

In October 2010, we entered into an agreement to acquire ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S., in an all-cash transaction for $3.00 per share. Under the terms of the merger agreement, we will acquire 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary. The transaction is valued at approximately $516.0 million, including the assumption of $325.0 million of debt. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2010 or first quarter of 2011.

Business Strategy

Our business strategy is to maximize the cash flows generated by our business by focusing on customer retention, operational efficiency, adding customers that provide a sufficient return and transitioning to an IP infrastructure and managed services provider.

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

•      Adding Customers That Provide Sufficient Return.  In response to changes in our business, we have significantly reduced our consumer sales and marketing spending. However, we continue to seek to add customers that generate an acceptable rate of return and increase the number of subscribers we add through alliances, partnerships and acquisitions from other ISPs.

•      Transitioning to an IP Infrastructure and Managed Services Provider. As discussed above, in October 2010, we entered into an agreement to acquire ITC^DeltaCom. The acquisition will enable us to become a leading IP infrastructure and managed services provider by combining our existing ISP and IP-focused businesses with ITC^Deltacom’s integrated communications business, and to create more scale within our New Edge business. We will continue to evaluate and consider additional potential strategic transactions.

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

In light of the continued maturation of the market for narrowband access, we continue to reduce our sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured and churn rates decline. Our consumer subscriber churn rate improved from 3.7% and 3.8% during the three and nine months ended September 30, 2009, respectively, to 3.1% during the three and nine months ended September 30, 2010.

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

Business services. The markets in which we operate our business services are characterized by industry consolidation, an evolving regulatory environment, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site, often a home-based location. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. In addition, our business customers, including retail businesses, are particularly exposed to a weak economy. We have experienced pressure on revenue and operating expenses for our business services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers. However, we are seeking ways to grow our business services revenue while operating this segment more efficiently. In October 2010, we entered into an agreement to acquire ITC^DeltaCom, which will combine our existing ISP and IP-focused businesses with ITC^DeltaCom’s integrated communications business to create more scale.

Third Quarter 2010 Highlights

Total revenues decreased $29.4 million, or 17%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, as our subscriber base decreased from approximately 2.3 million paying subscribers as of September 30, 2009 to approximately 1.8 million paying subscribers as of September 30, 2010. The decrease in subscribers was attributable to reduced sales and marketing activities, continued competitive pressures and continued maturation of the narrowband Internet access market. Partially offsetting the decline in total revenues was a $19.5 million, or 16%, decline in total operating costs and expenses. Total operating costs and expenses decreased as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We also experienced benefits from workforce reduction initiatives and other cost cutting initiatives. Net income decreased $8.5 million, or 28%, from $29.9 million during the three months ended September 30, 2009 to $21.4 million during the three months ended September 30, 2010. The decrease in net income was primarily due to the decrease in revenues, offset by the decrease in total operating expenses and a decrease in our income tax provision.

Looking Ahead

We expect total revenues to continue to decrease as a result of our reduced sales and marketing efforts and as the market for Internet access continues to mature. However, over time we expect the rate of revenue decline to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability due to the higher costs associated with delivering broadband services. We also expect economic conditions and competitive pressures to put continued pressure on revenue and churn rates for our business services, and increase promotion and retention incentives necessary to attract and retain subscribers. We will continue to evaluate ways to grow revenues or create more scale for our business services, including our pending acquisition of ITC^DeltaCom. We expect cost savings in the remainder of 2010 from a lower and longer tenured customer base. We will continue to seek cost reduction initiatives, such as consolidating data centers and proprietary platforms. However, we believe that large-scale cost reduction opportunities will be more limited in the future and these initiatives may be costly to implement. In addition, we do not expect to be able to reduce our cost structure to the same extent as our revenue declines. We expect the ITC^DeltaCom transaction to close in the fourth quarter of 2010 or the first quarter of 2011. As a result, we expect to incur closing and transaction costs, as well as integration costs. Once the businesses are integrated, we expect to realize cost synergies from the combined business.

Key Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	September 30,	December 31,	June 30,	September 30,
	2009	2009	2010	2010
Subscriber Data (a)
Consumer Services
Narrowband access subscribers (b)	1,329,000	1,225,000	1,060,000	988,000
Broadband access subscribers (c)	832,000	804,000	748,000	727,000
Total consumer services	2,161,000	2,029,000	1,808,000	1,715,000
Business Services
Narrowband access subscribers	9,000	8,000	8,000	8,000
Broadband access subscribers	55,000	54,000	53,000	53,000
Web hosting accounts	78,000	75,000	70,000	68,000
Total business services	142,000	137,000	131,000	129,000
Total subscriber count at end of period	2,303,000	2,166,000	1,939,000	1,844,000

	September 30,	December 31,	June 30,	September 30,
	2009	2009	2010	2010
Employee Data
Consumer Services	367	339	284	276
Business Services	293	284	292	284
Total number of employees (d)	660	623	576	560

Operations and customer support	350	333	294	282
Sales and marketing	190	178	182	180
General and administrative	120	112	100	98
Total number of employees (d)	660	623	576	560

	Three Months Ended September 30,		NineMonths Ended September 30,
	2009	2010	2009	2010
Subscriber Activity
Subscribers at beginning of period	2,449,000	1,939,000	2,806,000	2,166,000
Gross organic subscriber additions	108,000	77,000	344,000	220,000
Adjustment (e)	—	—	(7,000)	—
Churn	(254,000)	(172,000)	(840,000)	(542,000)
Subscribers at end of period	2,303,000	1,844,000	2,303,000	1,844,000

Churn rate (f)	3.6%	3.0%	3.7%	3.0%

Consumer Services Data
Average subscribers (g)	2,207,000	1,761,405	2,382,000	1,864,000
ARPU (h)	$20.87	$21.11	$20.77	$21.19
Churn rate (f)	3.7%	3.1%	3.8%	3.1%

Business Services Data
Average subscribers (g)	144,000	130,000	152,000	132,000
ARPU (h)	$84.08	$86.40	$82.98	$84.05
Churn rate (f)	2.5%	1.7%	2.8%	1.8%

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

(d) Represents full-time equivalents.

(e)  During the nine months ended September 30, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

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

Results of Operations

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30,
	2009		2010		Change Between
		% of		% of	2009 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$174,521	100%	$145,158	100%	$(29,363)	-17%

Operating costs and expenses:
Cost of revenues	66,885	38%	56,985	39%	(9,900)	-15%
Sales and marketing	13,840	8%	11,667	8%	(2,173)	-16%
Operations and customer support	23,569	14%	18,603	13%	(4,966)	-21%
General and administrative	16,472	9%	13,102	9%	(3,370)	-20%
Amortization of intangible assets	2,039	1%	890	1%	(1,149)	-56%
Restructuring and acquisition-related costs	(97)	0%	1,921	1%	2,018	*
Total operating costs and expenses	122,708	70%	103,168	71%	(19,540)	-16%

Income from operations	51,813	30%	41,990	29%	(9,823)	-19%
Gain on investments, net	35	0%	—	0%	(35)	-100%
Interest expense and other, net	(5,067)	-3%	(5,466)	-4%	(399)	8%
Income before income taxes	46,781	27%	36,524	25%	(10,257)	-22%
Income tax provision	(16,914)	-10%	(15,139)	-10%	1,775	-10%
Net income	$29,867	17%	$21,385	15%	$(8,482)	-28%

* Denotes percentage is not meaningful.

The following table sets forth statement of operations data for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009		2010		Change Between
		% of		% of	2009 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$559,181	100%	$455,423	100%	$(103,758)	-19%

Operating costs and expenses:
Cost of revenues	211,720	38%	175,817	39%	(35,903)	-17%
Sales and marketing	45,405	8%	34,591	8%	(10,814)	-24%
Operations and customer support	75,255	13%	57,190	13%	(18,065)	-24%
General and administrative	51,503	9%	40,218	9%	(11,285)	-22%
Amortization of intangible assets	6,224	1%	3,386	1%	(2,838)	-46%
Restructuring and acquisition-related costs	5,318	1%	3,267	1%	(2,051)	-39%
Total operating costs and expenses	395,425	71%	314,469	69%	(80,956)	-20%

Income from operations	163,756	29%	140,954	31%	(22,802)	-14%
Gain on investments, net	305	0%	572	0%	267	88%
Interest expense and other, net	(14,458)	-3%	(16,241)	-4%	(1,783)	12%
Income before income taxes	149,603	27%	125,285	28%	(24,318)	-16%
Income tax provision	(55,754)	-10%	(49,113)	-11%	6,641	-12%
Net income	$93,849	17%	$76,172	17%	$(17,677)	-19%

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

We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), amortization of intangible assets, impairment of goodwill and intangible assets, restructuring and acquisition-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

The following table sets forth segment data for the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$138,176	$111,527	$(26,649)	-19%
Cost of revenues	45,211	35,434	(9,777)	-22%
Gross margin	92,965	76,093	(16,872)	-18%
Direct segment operating expenses	31,039	22,376	(8,663)	-28%
Segment operating income	$61,926	$53,717	$(8,209)	-13%

Business Services
Revenues	$36,345	$33,631	$(2,714)	-7%
Cost of revenues	21,674	21,551	(123)	-1%
Gross margin	14,671	12,080	(2,591)	-18%
Direct segment operating expenses	10,257	10,506	249	2%
Segment operating income	$4,414	$1,574	$(2,840)	-64%

Consolidated
Revenues	$174,521	$145,158	$(29,363)	-17%
Cost of revenues	66,885	56,985	(9,900)	-15%
Gross margin	107,636	88,173	(19,463)	-18%
Direct segment operating expenses	41,296	32,882	(8,414)	-20%
Segment operating income	66,340	55,291	(11,049)	-17%
Stock-based compensation expense	3,136	2,704	(432)	-14%
Amortization of intangible assets	2,039	890	(1,149)	-56%
Restructuring and acquisition-related costs	(97)	1,921	2,018	-2080%
Other operating expenses	9,449	7,786	(1,663)	-18%
Income from operations	$51,813	$41,990	$(9,823)	-19%

The following table sets forth segment data for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$445,344	$355,396	$(89,948)	-20%
Cost of revenues	144,890	113,402	(31,488)	-22%
Gross margin	300,454	241,994	(58,460)	-19%
Direct segment operating expenses	101,617	69,589	(32,028)	-32%
Segment operating income	$198,837	$172,405	$(26,432)	-13%

Business Services
Revenues	$113,837	$100,027	$(13,810)	-12%
Cost of revenues	66,830	62,415	(4,415)	-7%
Gross margin	47,007	37,612	(9,395)	-20%
Direct segment operating expenses	31,339	30,896	(443)	-1%
Segment operating income	$15,668	$6,716	$(8,952)	-57%

Consolidated
Revenues	$559,181	$455,423	$(103,758)	-19%
Cost of revenues	211,720	175,817	(35,903)	-17%
Gross margin	347,461	279,606	(67,855)	-20%
Direct segment operating expenses	132,956	100,485	(32,471)	-24%
Segment operating income	214,505	179,121	(35,384)	-16%
Stock-based compensation expense	10,552	7,078	(3,474)	-33%
Amortization of intangible assets	6,224	3,386	(2,838)	-46%
Restructuring and acquisition-related costs	5,318	3,267	(2,051)	-39%
Other operating expenses	28,655	24,436	(4,219)	-15%
Income from operations	$163,756	$140,954	$(22,802)	-14%

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$120,935	$97,399	$(23,536)	-19%	$390,204	$311,149	$(79,055)	-20%
Value-added services	17,241	14,128	(3,113)	-18%	55,140	44,247	(10,893)	-20%
Total revenues	138,176	111,527	(26,649)	-19%	445,344	355,396	(89,948)	-20%

Business Services
Access and service	35,796	33,123	(2,673)	-7%	112,143	98,458	(13,685)	-12%
Value-added services	549	508	(41)	-7%	1,694	1,569	(125)	-7%
Total revenues	36,345	33,631	(2,714)	-7%	113,837	100,027	(13,810)	-12%

Consolidated
Access and service	156,731	130,522	(26,209)	-17%	502,347	409,607	(92,740)	-18%
Value-added services	17,790	14,636	(3,154)	-18%	56,834	45,816	(11,018)	-19%
Total revenues	$174,521	$145,158	$(29,363)	-17%	$559,181	$455,423	$(103,758)	-19%

Consolidated revenues

The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable; VoIP; and managed IP-based wide area networks); and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, search and advertising. Total revenues decreased $29.4 million, or 17%, from the three months ended September 30, 2009 to the three months ended September 30, 2010. This was comprised of a $26.6 million decrease in Consumer Services revenue and a $2.7 million decrease in Business Services revenue. Total revenues decreased $103.8 million, or 19%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This was comprised of an $89.9 million decrease in Consumer Services revenue and a $13.8 million decrease in Business Services revenue.

The decreases in Consumer Services revenue were primarily due to decreases in average consumer subscribers, which decreased from approximately 2.2 million and 2.4 million during the three and nine months ended September 30, 2009, respectively, to approximately 1.8 million and 1.9 million during the three and nine months ended September 30, 2010, respectively. The decreases were driven by reduced sales and marketing efforts, continued maturation in the market for Internet access and competitive pressures in the industry. The decreases in Business Services revenue were primarily due to decreases in average business subscribers, which decreased from approximately 144,000 and 152,000 during the three and nine months ended September 30, 2009, respectively, to approximately 130,000 and 132,000 during the three and nine months ended September 30, 2010, respectively. The decreases were driven primarily by economic and competitive pressures.

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

Consumer access and service revenues decreased $23.5 million, or 19%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $79.1 million, or 20%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decreases in consumer access and service revenues were due to decreases in narrowband access and broadband access revenues. Average consumer narrowband subscribers decreased from 1.4 million and 1.5 million during the three and nine months ended September 30, 2009, respectively, to 1.0 million and 1.1 million during the three and nine months ended September 30, 2010, respectively. Average consumer broadband subscribers decreased from 0.8 million during the three months ended September 30, 2009 to 0.7 million during the three months ended September 30, 2010, and decreased from 0.9 million during the nine months ended September 30, 2009 to 0.8 million during the nine months ended September 30, 2010. Narrowband access comprised a larger portion of the average consumer access subscriber decreases, as average narrowband subscribers decreased from 62% and 64% of average consumer access subscribers during the three and nine months ended September 30, 2009, respectively, to 58% and 59% of average consumer access subscribers during the three and nine months ended September 30, 2010, respectively.  Within narrowband access, our value-priced narrowband services comprised a larger proportion of the total narrowband decrease, as average PeoplePC access subscribers were approximately 38% and 40% of our average consumer narrowband customer base during the three and nine months ended September 30, 2009, respectively, compared to approximately 31% and 33% of our average consumer narrowband customer base during the three and nine months ended September 30, 2010, respectively. The decreases in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Offsetting the declines in average consumer subscribers was an improvement in consumer subscriber churn rates, which improved from 3.7% and 3.8% during the three and nine months ended September 30, 2009, respectively, to 3.1% the three and nine months ended September 30, 2010. Churn rates decreased due to the increased tenure of our subscriber base and due to improved customer support processes, which improve customer satisfaction. In addition, the shift in mix of our subscribers from narrowband access to broadband access has also favorably impacted churn, as our broadband access customers have lower churn rates than our narrowband access customers. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

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

Value-added services revenues decreased $3.1 million, or 18%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $10.9 million, or 20%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  This was due primarily to decreases in subscribers for ancillary services, primarily security services, and in search advertising revenues. The decreases resulted from the decline in total average consumer subscribers from 2.2 million and 2.4 million during the three and nine months ended September 30, 2009, respectively, to 1.8 million and 1.9 million during the three and nine months ended September 30, 2010, respectively.  However, partially offsetting these decreases was an increase in subscription revenue per subscriber.

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

Business access and service revenues decreased $2.7 million, or 7%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $13.7 million, or 12%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decreases were primarily due to decreases in New Edge revenues resulting from decreases in average subscribers and increases in promotions and retention incentives necessary to attract and retain subscribers in a difficult economic and competitive environment. Although our churn rates improved during the three and nine months ended September 30, 2010 compared to the prior year period, the number of new customers we were able to add was negatively impacted by economic and competitive pressures. Also contributing to the decrease in business access and service revenues were decreases in average web hosting accounts, average business broadband customers and average business narrowband customers. Business access and service ARPU increased during the three and nine months ended September 30, 2010 compared to the prior year period due to a shift in mix of our business access subscriber base from business dial-up and high-speed services to IP-based network services. Additionally, within our New Edge IP-based network services, there has been a shift in mix away from lower revenue wholesale services to higher revenue retail services.

Cost of revenues

Cost of revenues consist of telecommunications fees, set-up fees, the costs of equipment sold to customers for use with our services, depreciation of our network equipment and surcharges due to regulatory agencies. Our principal provider for narrowband services is Level 3 Communications, Inc. During the nine months ended September 30, 2010, we extended our agreement with Level 3 Communications, Inc. through December 2011. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Comcast Corporation, Covad Communications Group, Inc., Qwest Corporation, Time Warner Cable and Verizon Communications, Inc. Cost of revenues also includes sales incentives. We offer sales incentives, such as free modems and Internet access on a trial basis, for certain products and promotions.

Total cost of revenues decreased $9.9 million, or 15%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $35.9 million, or 17%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decrease during the three month period was comprised of a $9.8 million decrease in consumer services cost of revenues and $0.1 million decrease in business services cost of revenue. The decrease during the nine month period was comprised of a $31.5 million decrease in consumer services cost of revenues and $4.4 million decrease in business services cost of revenue. Consumer services cost of revenues decreased primarily due to the decline in average consumer services subscribers. Also contributing to the decrease was reduced costs resulting from contract renegotiations with network service providers and internal network cost management efforts. Business services cost of revenues decreased primarily due to the decline in average business services subscribers. Partially offsetting this decline was an increase in cost of revenues as the product mix of our New Edge business has shifted from legacy wholesale products to IP-based network services. Total cost of revenues increased from 38% of revenues during the three and nine months ended September 30, 2009 to 39% of revenues during the three and nine months ended September 30, 2010 due to the effect of the change in mix of our subscriber base to broadband subscribers.

Sales and marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new paying subscribers and compensation and related costs (including stock-based compensation).

Sales and marketing expenses decreased $2.2 million, or 16%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $10.8 million, or 24%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decreases consisted primarily of decreases in advertising and promotions expense, personnel-related costs, outsourced labor and occupancy and related costs. The decrease resulted from reduced headcount, continued cost reduction initiatives and reduced discretionary sales and marketing spend. Sales and marketing expenses remained constant at 8% of revenues during the three and nine months ended September 30, 2009 and 2010, as we continued to reduce sales and marketing efforts and focused our efforts primarily on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Operations and customer support

Operations and customer support expenses consist of costs associated with technical support and customer service, maintenance of customer information systems, software development, network operations and compensation and related costs (including stock-based compensation).

Operations and customer support expenses decreased $5.0 million, or 21%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $18.1 million, or 24%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decreases in operations and customer support expenses consisted of decreases in personnel-related costs, outsourced labor and occupancy and related costs. These decreases were primarily attributable to a decrease in call volumes for customer service and technical support as our overall subscriber base has decreased and become longer tenured and our efforts to reduce our back-office cost structure, including reduced headcount and continued cost reduction initiatives. In addition, during 2009 we consolidated to primarily one outsourced customer service and technical support provider for our consumer services, which resulted in cost benefits. Operations and customer support expenses decreased from 14% of revenues during the three months ended September 30, 2009 to 13% of revenues during three months ended September 30, 2010. Operations and customer support remained constant at 13% of revenues during the three and nine months ended September 30, 2009 and 2010.

General and administrative

General and administrative expenses consist of compensation and related costs (including stock-based compensation) associated with our finance, legal, facilities and human resources organizations; fees for professional services; payment processing; credit card fees; collections and bad debt.

General and administrative expenses decreased $3.4 million, or 20%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $11.3 million, or 22%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decreases in general and administrative expenses consisted primarily of decreases in personnel-related costs, bad debt and payment processing fees, professional fees and occupancy and related costs. Bad debt and payment processing fees decreased due to the decrease in our overall subscriber base and due to our subscriber base consisting of longer tenured customers, who have a lower frequency of non-payment. The decrease in personnel-related costs and occupancy and related costs was attributable to reduced headcount and continued cost reduction initiatives. General and administrative expenses remained constant at 9% of revenues during the three and nine months ended September 30, 2009 and 2010.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to nine years. Amortization of intangible assets decreased $1.1 million, or 56%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, and decreased $2.8 million, or 46%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease in amortization of intangible assets compared to the prior year period was due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year.

Restructuring and acquisition-related costs

Restructuring and acquisition-related costs consisted of the following during the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)

2007 Restructuring Plan	$31	$(210)	$5,446	$1,136
Legacy Restructuring Plans	(128)	131	(128)	131
Total facility exit and restructuring costs	(97)	(79)	5,318	1,267
Acquisition-related costs	—	2,000	—	2,000
Restructuring and acquisition-related costs	$(97)	$1,921	$5,318	$3,267

2007 Restructuring Plan. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations (“the 2007 Plan”). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. Since management continues to evaluate EarthLink’s businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $5.4 million and $1.1 million during the nine months ended September 30, 2009 and 2010, respectively, primarily as a result of changes to sublease estimates in our exited facilities and further consolidation in our Atlanta, Georgia facility.

Legacy Restructuring Plans. During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline the Company’s contact center operations and outsource certain internal functions (collectively referred to as “Legacy Plans”). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. During the three and nine months ended September 30, 2009, we recorded a $0.1 million reduction to facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans. During the three and nine months ended September 30, 2010, we recorded $0.1 million of facility exit and restructuring costs as a result of changes in estimates for the Legacy Plans.

Acquisition-Related Costs. Acquisition-related costs during the three and nine months ended September 30, 2010 consist of investment banker fees incurred in connection with our pending acquisition of ITC^DeltaCom. In October 2010, we entered into an agreement to acquire ITC^DeltaCom. We expect to incur additional acquisition-related costs in connection with the closing of the acquisition, which is expected to close in the fourth quarter of 2010 or the first quarter of 2011.

Gain on investments, net

During the nine months ended September 30, 2009, we received $0.2 million in cash distributions from eCompanies Venture Group, L.P., a limited partnership that invested in domestic emerging Internet-related companies, and recorded a net gain of $0.1 million related to changes in fair value of our auction rate securities and put right. These amounts were included in gain on investments, net, in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2010, we sold certain of our investments in other companies for proceeds of $1.6 million and recognized a realized gain on investments of $0.6 million. This gain was included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

As of December 31, 2009, we held auction rate securities with a carrying value and fair value of $42.9 million. These securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gives us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as the “put right”). As a result, we classified our auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations.  We elected the fair value option for the put right to offset the fair value changes of the auction rate securities.  During the nine months ended September 30, 2010, we sold $48.2 million of our auction rate securities to the selling broker at par, plus accrued interest. We recognized a $5.3 million gain as a result of the increase in fair value of the auction rate securities and recognized a $5.3 million loss as a result of the decrease in fair value of the put right. The nominal net impact is included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (“Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. Interest expense and other, net, increased $0.4 million, from $5.1 million during the three months ended September 30, 2009 to $5.5 million during the three months ended September 30, 2010, and increased $1.8 million, from $14.5 million during the nine months ended September 30, 2009 to $16.2 million during nine three months ended September 30, 2010. The increases were primarily due to an increase in interest expense resulting from an increase in accretion of the debt discount relating to our Notes. Also contributing to the increase during the nine month period was a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields.

Income tax provision

We recognized an income tax provision of $55.8 million during nine months ended September 30, 2009. This consisted of $6.7 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $49.1 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $49.1 million during nine months ended September 30, 2010. This consisted of $3.6 million state income and federal and state AMT amounts payable and $45.5 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

We have a valuation allowance of $34.6 million against certain deferred tax assets, which include net operating loss carryforwards.  Of this amount, $31.7 million relates to net operating losses generated by the tax benefits of certain stock compensation arrangements. The valuation allowance will be removed upon utilization of these net operating losses as an adjustment to additional paid-in-capital. A valuation allowance of $2.4 million is also retained for net operating losses in certain jurisdictions where there is uncertainty regarding realization. In addition, a valuation allowance of $0.5 million was established during the three months ended

September 30, 2010 relating to stock compensation deferred tax assets.  As the amount relates to a change in judgment regarding future income, this change has been reflected discretely in the period.

To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards is subject to temporary restrictions imposed by certain states and may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

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

Stock-based compensation expense was $3.1 million and $2.7 million during the three months ended September 30, 2009 and 2010, respectively, and $10.6 million and $7.1 million during the nine months ended September 30, 2009 and 2010, respectively. Stock-based compensation expense is classified within the same operating expense line items as cash compensation paid to employees. Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Sales and marketing	$849	$836	$2,885	$2,046
Operations and customer support	1,626	1,335	5,179	3,549
General and administrative	661	533	2,488	1,483
	$3,136	$2,704	$10,552	$7,078

Facility Exit and Restructuring Costs

We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of September 30, 2010, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled. All costs associated with Legacy Plans have been paid.

	Facilities	Asset Impairments	Total

Balance as of December 31, 2009	$17,438	$—	$17,438
Accruals	1,027	109	1,136
Payments	(3,659)	—	(3,659)
Non-cash charges	368	(109)	259
Balance as of September 30, 2010	$15,174	$—	$15,174

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010
	(in thousands)

Net income	$93,849	$76,172
Non-cash items	88,317	76,924
Changes in working capital	(23,727)	(25,891)
Net cash provided by operating activities	$158,439	$127,205

Net cash used in investing activities	$(50,477)	$(259,600)

Net cash used in financing activities	$(32,252)	$(51,198)

Operating activities

Net cash provided by operating activities decreased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in revenues as our overall subscriber base has decreased over the past year. However, this decrease was partially offset by reduced sales and marketing spending, reduced telecommunication costs, reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured and reduced back-office support costs.

Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, impairments of goodwill and intangible assets, gain on investments, net, accretion of debt discount and amortization of debt issuance costs. Non-cash items decreased during the nine months ended September 30, 2010 compared to the prior year period primarily due to decreases in depreciation and amortization expense, deferred income taxes and stock-based compensation expense.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements increased during the nine months ended September 30, 2010 compared to the prior year period primarily due to certain legal settlements and certain state and local tax audits, an increase in payments for workforce reduction initiatives and changes in accounts receivable, partially offset by decreases in accounts payable, accrued and other liabilities as our overall operating expenses have decreased over the past year.

Investing activities

Our investing activities used cash of $50.5 million during the nine months ended September 30, 2009. This consisted primarily of $40.0 million of purchases of investments in marketable securities, net of sales and maturities, and $10.6 million of capital expenditures, primarily associated with network and technology center related projects. Our investing activities used cash of $259.6 million during the nine months ended September 30, 2010. This consisted primarily of $252.5 million of purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer term marketable securities. Included in the net purchase amount was $48.2 million of proceeds received from the sale of auction rate securities. We also used cash of $8.7 million for capital expenditures, primarily associated with network and technology center related projects. Partially offsetting these amounts was $1.6 million of proceeds received from the sale of certain investments.

Financing activities

Our financing activities used cash of $32.3 million during the nine months ended September 30, 2009. This consisted primarily of $22.3 million used to repurchase 3.6 million shares of our common stock and $15.0 million of dividend payments, offset by $5.1 million of proceeds from the exercise of stock options. Our financing activities used cash of $51.2 million during the nine months ended September 30, 2010. This consisted primarily of $50.1 million of dividend payments, $2.8 million to pay for early conversion of a portion of our Notes and $0.9 million used to repurchase 0.1 million shares of our common stock. Under the terms of the indenture governing the Notes, our payment of cash dividends requires an adjustment to the conversion rate for the Notes. In addition, as a result of the adjustment, the Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. These uses of cash were partially offset by $2.6 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2010, we had utilized approximately $604.1 million pursuant to the authorizations and had $145.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Future Uses of Cash and Funding Sources

Uses of cash. In October 2010, we entered into an agreement to acquire ITC^DeltaCom in an all-cash transaction for $3.00 per share. The transaction is valued at approximately $516.0 million, including the assumption of $325.0 million of debt. We estimate the net cash required at closing to be approximately $191.0 million. We expect to finance the purchase price utilizing existing cash and cash equivalents. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in the fourth quarter of 2010 or first quarter of 2011.

We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. During the nine months ended September 30, 2010, we declared and paid quarterly cash dividends of $0.46 per share, including $0.14 per share in March 2010, $0.16 per share in June 2010 and $0.16 per share in September 2010. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.  We expect to continue to use cash to retain existing and acquire new subscribers for our services, which may include purchases of subscriber bases from other ISPs. We will also use cash to pay real estate obligations associated with facilities exited in our restructuring plans and for workforce reduction initiatives or other cost reduction initiatives. We also expect to incur one-time costs related to our pending acquisition of ITC^DeltaCom, including transaction and closing costs, as well as integration costs. Finally, we may also use cash to invest in or acquire other companies, to repurchase common stock, to repurchase Notes or in connection with holders’ conversion of Notes. The holders of our Notes may require us to purchase all or a portion of their Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021. Although we continue to consider and evaluate potential investments or additional acquisitions, there can be no assurance that we will be able to consummate any such transaction.

Our cash requirements depend on numerous factors, including the size and types of acquisitions in which we may engage, the costs required to maintain our network infrastructure, the pricing of our access services, and the level of resources used for our sales and marketing activities, among others.

Sources of cash. Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2009 and 2010, we generated $158.4 million and $127.2 million in cash from operations, respectively. As of September 30, 2010, we had $427.4 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $205.2 million and $138.0 million, respectively. Short-term marketable securities consist of investments that have effective maturity dates of up to one year from the balance sheet date. Long-term marketable securities consist of investments that have effective maturity dates greater than one year from the balance sheet date. During the nine months ended September 30, 2010, we sold $48.2 million of our auction rate securities to the selling broker at par, plus accrued interest. As such, we have no remaining liquidity risk regarding our auction rate securities. However, our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

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

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include (1) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access subscriber base from narrowband to broadband, will adversely affect our results of operations; (2) that we will have less ability in the future to implement cost reductions to offset our revenue declines, which will adversely affect our results of operations; (3) that we face significant competition which could reduce our profitability; (4) that adverse economic conditions may harm our business; (5) that we may not be able to execute our business strategy for our Business Services segment, which could adversely impact our results of operations and cash flows; (6) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (7) that our business is dependent on the availability of third-party telecommunications service providers; (8) that we may be unable to retain sufficient qualified personnel, particularly in light of recent workforce and cost reduction initiatives and in a recovering economy, and the loss of any of our key executive officers could adversely affect us; (9) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (10) that if we do not continue to innovate and provide products and services that are useful to subscribers, we may not remain competitive, and our revenues and operating results could suffer; (11) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (12) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (13) that government regulations could adversely affect our business or force us to change our business practices; (14) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services;  (15) that we may not be able to protect our intellectual property; (16) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (17) that if we are unable to successfully defend against legal actions we could face substantial liabilities; (18) that our business depends on effective business support systems, processes and personnel; (19) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (20) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (22) that we may reduce, or cease payment of, quarterly dividends; (23) that our stock price may be volatile; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (25) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management; (26) that we may be unsuccessful completing or integrating our pending acquisition of ITC^DeltaCom, which could result in operating difficulties, losses and other adverse consequences; and (27) that we will be exposed to additional risks specific to ITC^DeltaCom’s business and industry following the completion of the merger, which could adversely affect our financial condition, results of operations and cash flows. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Form 10-Q for the period ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

Set forth below are material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no other material changes from the risk factors disclosed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2009.

We may be unsuccessful completing or integrating our pending acquisition of ITC^DeltaCom, which could result in operating difficulties, losses and other adverse consequences.

In October 2010, we entered into an agreement to acquire ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. Completion of the merger is conditioned upon, among other things, the receipt of approvals, including from the Federal Communications Commission and certain state public utilities commissions. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the merger. Failure to complete the pending merger would prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal and accounting fees, whether or not the merger is completed. In addition, the current market price of our common stock may reflect a market assumption as to whether the merger will occur. Consequently, the completion of, or a failure to complete, the merger could result in a significant change in the market price of our common stock.

The merger involves the integration of two companies that have previously operated independently. The integration may require significant management attention and resources that would otherwise be available for current operation of our business. Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, we may not realize anticipated synergies, cost savings, growth opportunities and operational efficiencies, or the anticipated benefits may take longer or present greater cost to realize than expected. In addition, we may not be able to retain key ITC^DeltaCom personnel who have specialized knowledge about their business.

We will be exposed to additional risks specific to ITC^DeltaCom’s business and industry following the completion of the merger, which could adversely affect our financial condition, results of operations and cash flows.

ITC^DeltaCom is a provider of integrated communications services to customers in the southeastern U.S. As such, we will be exposed to additional risks following the completion of the merger. These risks and uncertainties include our potential future exposure to regulatory, general economic and other conditions that could adversely impact the operations of ITC^DeltaCom as our subsidiary, including ITC^DeltaCom’s dependence on new product development, rapid technological and market changes, ITC^DeltaCom’s dependence upon rights-of-way and other third party agreements, risks related to future growth and rapid expansion, customer attrition, delays or difficulties in deployment and implementation of collocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules and adverse changes in the regulatory or legislative environment; operating and financial restrictions imposed by covenants in ITC^DeltaCom’s outstanding senior secured notes; and other unforeseen difficulties that may occur.

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

EARTHLINK, INC.

Date:	November 3, 2010	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	November 3, 2010	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)