Form 10-K
period 2010-12-31
EARTHLINK INC
filed 2011-03-01
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2010 was $854.2 million. As of January 31, 2011, 108,421,272 shares of common stock were outstanding.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on May 3, 2011 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

PART I

Item 1.    Business.

Overview

        EarthLink, Inc., together with its consolidated subsidiaries, provides a comprehensive suite of communications services to individual and business customers. We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. Our Business Services segment provides integrated communications and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We provide our consumer services primarily through third-party telecommunications service providers, and we provide our business services primarily through a nationwide fiber optic-based network utilizing Multi-Protocol Label Switching ("MPLS") and other technologies and a 14-state fiber optic network. We also sell transmission capacity to other communications providers on a wholesale basis. For further information concerning our business segments, see Note 18, "Segment Information," of the Notes to Consolidated Financial Statements in Item 8 of Part II.

        During 2010, we entered into two transactions that we believe will transform our business from being primarily an Internet services provider ("ISP") to a leading IP infrastructure and managed services provider. The transactions will allow us to offer a more robust suite of business services, including data, voice and video, and to create more scale in the markets we serve. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"), a provider of integrated communications services to customers in the southeastern U.S. We acquired 100% of ITC^DeltaCom in a merger transaction valued at approximately $524 million, with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink, Inc. ITC^DeltaCom is included in our Business Services segment. Also in December 2010, we entered into an agreement to acquire One Communications Corp. ("One Communications"), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. Under the terms of the merger agreement, we will acquire 100% of One Communications in a merger transaction valued at approximately $370 million with One Communications surviving as a wholly-owned subsidiary of EarthLink, Inc. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2011.

        We were incorporated in 1999 as a Delaware corporation and EarthLink, Inc. was formed in February 2000 as a result of the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc. Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770.

Business Strategy

        Our primary business strategy is to transition our business to a leading IP infrastructure and managed services provider. We also continue to focus on optimizing our Consumer Services segment operations, maintaining our operational efficiency and pursuing potential strategic acquisitions.

        Transitioning to a Leading IP Infrastructure and Managed Services Provider.    We are focused on transitioning our company to a leading IP infrastructure and managed services provider. We plan to combine our existing business services with the integrated communications businesses of our recent acquisition, ITC^DeltaCom, and our pending acquisition, One Communications, and offer a comprehensive suite of business services under a new brand, EarthLink BusinessTM. We are focused on combining our service offerings and sales forces, expanding service offerings that will be attractive to multi-location business customers, promoting awareness of our new brand and integrating our acquisitions to achieve operating synergies, cost savings and revenue enhancements. These recent acquisitions will allow us to continue to offer a bundled package of value-added communications services to our business customers, which we believe is an attractive means of delivering communications solutions, thereby increasing retention rates and limiting customer churn. We believe this transition supports our long-term strategic direction and will further our objectives of strengthening our competitive position, expanding our customer base, providing greater scale to accelerate innovation, providing our employees with an attractive career path and increasing stockholder value.

        Optimizing our Consumer Services Segment Operations.    In our Consumer Services segment, we remain focused on retaining our customers and building long-term customer relationships based on customized service offerings and superior customer service. We believe focusing on the customer relationship increases loyalty and reduces churn. Satisfied customers provide cost benefits, including reduced contact center support costs and reduced bad debt expense. We continue to focus on offering our services with high-quality customer service and technical support. We also continue to seek to add customers that generate an acceptable rate of return, including through alliances, partnerships and acquisitions from other ISPs. We also intend to continue to use cash generated from our Consumer Services operations to fund growth under our acquisition strategy in our Business Services segment.

        Maintaining our Operational Efficiency.    Our operating framework includes a disciplined focus on operational efficiency. In our Consumer Services segment, we intend to continue to improve the cost structure of our business, without impacting the quality of services we provide. In our Business Services segment, we intend to use this disciplined focus on operational efficiency to create synergies from our recent and potential future acquisitions. We also plan to continue to implement cost reduction initiatives and to manage our business more efficiently, including outsourcing certain functions, managing our network costs, consolidating or closing certain facilities, implementing workforce reduction initiatives, reducing and more efficiently handling the number of calls to contact centers and streamlining our internal processes and operations.

        Pursuing Potential Strategic Acquisitions.    In addition to the acquisition of ITC^DeltaCom and the pending acquisition of One Communications, we will continue to evaluate and consider other potential strategic transactions that we believe will complement our business. We have recently entered into an agreement to acquire Saturn Telecommunication Services Inc. ("STS Telecom"), a privately-held company that operates a sophisticated VoIP platform that we plan to leverage on a nationwide basis as part of our Business Service offerings. Our acquisition strategy may also include investment in additional network depth in geographic areas that complement our recently acquired fiber network or acquiring customers within our network to create more scale.

        The primary challenges we face in executing our business strategy for our Business Services segment are continuing to develop new profitable managed services offerings that will be attractive to multi-location customers, successfully integrating our acquisitions to achieve expected synergies and cost savings, responding to competitive and economic pressures in the communications industry and adapting to regulatory changes and initiatives. The primary challenges we face in executing our business strategy for our Consumer Service segment are managing the rate of decline in our consumer revenues, implementing outsourcing and other cost-saving initiatives, and operating our network cost-effectively, including network services purchased from third-party telecommunications service providers. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Consumer Services Segment

        Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. We derived approximately 74% of our revenues during the year ended December 31, 2010 from our Consumer Services segment. We expect this percentage to decrease as our Business Services segment comprises a larger portion of our overall business and as the market for consumer Internet access continues to mature.

Services

        Narrowband Access.    We offer premium dial-up, or narrowband, access that provides customers with access to the Internet and a wide variety of content, features, services, applications, tools and technical and customer support. Such features and services include email, a customizable start page, antivirus protection and acceleration tools. We also offer value-priced dial-up access through our PeoplePCTM Online offering that provides customers with access to the Internet at comparatively lower prices. Narrowband access revenues primarily consist of fees charged to customers for dial-up Internet access.

        Broadband Access.    High-speed, or broadband, access offers a high speed, always on Internet connection that uses a modem to supply an Internet connection across an existing home phone line or cable connection. The Internet service does not interfere with a customer's voice service, so there is no need for a second phone line. We provide high-speed access services primarily via cable, and to a lesser extent via DSL, and offer different speeds of service. Availability for these services depends on the cable or telephone service provider. Our high-speed access service includes many of the same features and benefits included with our premium dial-up access service, including email, a customizable start page, antivirus and firewall protection, and technical and customer support. Broadband access revenues primarily consist of fees charged for high-speed access services.

        Consumer VoIP.    We provide two voice-over-Internet-Protocol ("VoIP") services. We offer a bundle of services that includes high-speed Internet access and home phone service. It combines the last mile of traditional telephone copper wiring with the advanced features of VoIP by taking advantage of Digital Subscriber Line Access Multiplexer, or DSLAM, technology. We currently offer this service in 12 markets in the U.S. We also provide Internet-based phone service that enables our customers to make and receive phone calls with a telephone in any location where our broadband Internet access is available. We transmit these calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet. We offer subscription-based service under various plans that include features such as voicemail, call waiting, caller ID, call forwarding and E911 service. Revenues primarily consist of fees charged to customers for VoIP service plans.

        Value-Added Services.    We also offer other services which are incremental to our Internet access services described above. Our value-added services portfolio includes products for protection, communication and performance, such as security products, premium email only, home networking, email storage and Internet call waiting, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers. We also generate advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; from fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; from commissions received from partners for the sale of partners' services to our subscribers; and from sales of advertising on our various web properties.

Sales and Distribution

        In response to changes in our business and industry, we have significantly reduced our Consumer Services segment sales and marketing spending over the past three years. Our marketing efforts are currently focused on retaining customers and adding customers through alliances and partnerships that generate an acceptable rate of return. We offer our products and services primarily through direct customer contact through our call centers, search engine marketing, affinity marketing partners, resellers and marketing alliances such as our relationship with Time Warner Cable.

Customer Service and Retention

        We believe that quality customer service and technical support increase customer satisfaction, which reduces churn. We also believe that satisfied customers provide cost benefits, including reduced contact center support costs and reduced bad debt expense. We provide high-quality customer service, invest in loyalty and retention efforts and continually monitor customer satisfaction for our services. Our customer support is available by chat and phone as well as through help sites and Internet guide files on our web sites. We have been recognized historically by customer service and marketing organizations for ranking high in customer satisfaction for our dial-up and high-speed Internet services.

        In addition to our customer support, our tools offer protection against viruses, spyware, spam and pop-ups, as well as dial-up Web acceleration. We believe that providing these tools also increases customer satisfaction and reduces churn.

Network Infrastructure

        We provide subscribers with Internet access primarily through third-party network service providers. Our principal provider for narrowband services is Level 3 Communications, Inc. ("Level 3"). Our agreement with Level 3 expires in December 2011. We also have agreements with certain regional and local narrowband providers.

        We have agreements with Time Warner Cable that allow us to provide broadband services over Time Warner Cable's and Bright House Networks' cable network in substantially all their markets and with Comcast Corporation ("Comcast") that allow us to provide broadband services over Comcast's cable network in certain Comcast markets. We have agreements with AT&T Corp. ("AT&T"), Covad Communications Company ("Covad"), Qwest Communications Corporation ("Qwest") and Verizon Internet Services, Inc. that allow us to provide DSL services. We rely on Covad's line-powered voice access to provide our VoIP bundle home phone service. The following summarizes the contract expiration dates for our largest providers of broadband access:

Broadband Network Provider	Contract Expiration
Verizon Internet Services, Inc.	March 2011
Qwest Communications	November 2012
Corporation Comcast Corporation	December 2012
Covad Communications Company	December 2012
AT&T Corp.	February 2013
Time Warner Cable	November 2013

        We maintain a leased backbone consisting of a networked loop of connections between multiple cities and our technology centers. We maintain data centers in two locations to provide service availability and connectivity. However, we are currently evaluating consolidating our data centers.

Competition

        We operate in the Internet access services market, which is extremely competitive. We compete directly or indirectly with established online services companies, such as AOL and Microsoft; national communications companies and local exchange carriers, such as AT&T, Qwest and Verizon Communication, Inc. ("Verizon"); cable companies providing broadband access, including Charter Communications, Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; free or value-priced ISPs, such as United Online, Inc., which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email service providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our consumer VoIP services include established telecommunications and cable companies; ISPs; leading Internet companies; and companies that offer VoIP services as their primary business, such as Vonage. Competitors for our advertising services include major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites and various other companies that facilitate Internet advertising. Competition in the market for Internet access services is likely to continue increasing, and competition could cause us to decrease the pricing of our services, increase churn of our existing customers, increase operating costs or decrease the number of subscribers we are able to add.

        We believe the primary competitive factors in the Internet access service industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Current and potential competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner Cable.

        We experience pricing pressures for certain of our consumer Internet access services, particularly our consumer broadband services, due to competition, volume-based pricing and other factors. Some providers, including AT&T, have reduced and may continue to reduce the retail price of their Internet access services to maintain or increase their market share, which could cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offerings; restructure service offerings to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings.

Business Services Segment

        Our Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. Prior to our acquisition of ITC^DeltaCom, our Business Services segment primarily consisted of our New Edge Networks subsidiary, which provides managed IP-based network solutions to businesses nationwide. We also provide Internet access and web hosting services to small to mid-sized businesses. With the acquisition of ITC^DeltaCom, we have expanded our service offerings to include voice services and are able to offer our existing service offerings over a broader geographical area. In addition, we now own a fiber network that we can use to offer new services. We derived approximately 26% of our revenues during the year ended December 31, 2010 from our Business Services segment. This percentage will increase as our integrated communications services business grows through the acquisition of ITC^DeltaCom, our pending acquisition of One Communications and other potential future acquisitions.

Services

        Our business services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We provide our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers.

Bundled Services Approach

        When financially advantageous for us to do so, we seek to bundle the integrated communications services we provide in our 14-state fiber optic network together with communications devices, related installation and maintenance service, and managed network services. Our targeted customers often will have multiple vendors for voice and data communications services, as well as additional vendors for communication devices, each of which may bill the customer separately. We offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We are able to leverage our experience in providing and maintaining customer premises equipment as well as relationships with leading manufacturers to provide our customers with access to a range of remotely managed office communication devices. We believe that our bundle of services provides an attractive means of delivering communications solutions.

Integrated Communications Services

        Secure IP-based networks.    We provide IP-based networks for business customers. Customers can choose a blend of access technologies including DSL, T-1 and DS3 lines, Ethernet and wireless broadband. We offer MPLS-based services, which enables businesses to combine a variety of applications of their choice on a single network to optimize bandwidth and provide reliable network performance. Customers can also use class of service ("CoS") tagging of MPLS network traffic, to prioritize which of their applications should move across the network ahead of others. Customer applications run on our mix of internal and public Internet links. Revenues consist of fees charged for managed IP-based networks, installation fees, termination fees, fees for equipment and cost recovery fees billed to customers.

        Virtual private networks ("VPN").    VPNs are secure networks that link multiple customer locations by using computer software to dedicated circuits solely for the customer's use, instead of building a physical circuit to each customer location. We offer VPN solutions that provide businesses with a cost-effective means of creating their own secure networks for their traveling workforce, telecommuters and remote offices. Revenues consist of fees charged for access technologies, installation fees, termination fees, fees for equipment and cost recovery fees billed to customers.

        Internet Access.    We provide dial-up, high-speed and dedicated Internet access for business customers. We offer various speeds, reliable connectivity, business-class features like static IP addresses, multiple email accounts and customer service that is available 24/7. Revenues primarily consist of monthly recurring fees, installation fees and usage fees.

        Local Telephone Services.    We offer basic local dial tone service, as well as a wide range of local services, including premium local voice services, such as voicemail, universal messaging and directory assistance. We also offer all local CLASS (Custom Local Area Signaling Services) features, such as call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have 24 available channels. We also provide various protocol options, including primary rate interface, or PRI, lines, which have 24 channels, of which 23 are voice channels. Revenues primarily consist of monthly recurring fees and usage fees.

        Long Distance Services.    We offer both domestic and international switched and dedicated long distance services, including "1+" outbound dialing, inbound toll-free and calling card services. We generally sell our long distance services as part of a bundle that includes one or more of our local services offerings, our other network service offerings and/or our integrated solutions offerings. Revenues primarily consist of monthly recurring fees and usage fees.

        Enhanced Services.    We offer conference calling services, including toll-free and operator-assisted access, sub-conferencing and transcription service, and enhanced calling card services, which provide features such as voicemail and faxmail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized solutions tailored to the customer's needs through a network system, referred to as an "intelligent peripheral," that facilitates flexible interactions between the user and a network. Revenues primarily consist of monthly recurring fees.

        Access Trunks.    We offer access trunks to customers that own and operate switching equipment on their own premises. The trunks enable the switching equipment of our customers to be connected to our network over a digital T-1 transmission line. These connections provide customers with local and long distance calling capacity on any of the T-1's 24 available channels. Revenues primarily consist of monthly recurring fees and usage fees.

        Private Line Services.    We offer private line services that provide dedicated communications connections between two of our end-user customer's locations to transmit voice, video or data in a variety of bandwidths. Revenues primarily consist of monthly recurring fees.

        ATM/Frame Relay Services.    We provide high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer, which are known as asynchronous transfer mode, or ATM, services to some of our customers. ATM allows for the efficient, simultaneous high-speed transfer of voice, data and video, meeting a variety of "Quality of Service" objectives. We provide frame relay services to some of our customers on various network elements and switching platforms. These services provide an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Revenues primarily consist of monthly recurring fees.

        Mobile Data and Voice.    We provide mobile data and voice services as a mobile virtual network operator, or MVNO, using the network of a nationwide wireless services provider that employs code division multiple-access, or CDMA, technology. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or PDAs, from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices. We offer the service only to customers who also purchase one of our other integrated communications services, providing a convenient single point of contact for our customer's communications needs with a single monthly statement. Revenues primarily consist of monthly recurring fees and usage fees.

        Other Services.    We offer a variety of other services that eliminate the inconvenience and complexity of managing multiple carrier relationships, technologies and geographic locations. These services enable our business customers to focus on their core business while we manage the network infrastructure. We believe our customers benefit from one seamless network, one provider and one point of contact for their total connection needs. These services include installation programs, managed network services, remote access and disaster recovery, among others. We also sell, install and perform on-site maintenance of equipment, such as telephones and private branch exchanges, or PBX. We offer these services in all of the markets in which we offer integrated communications services. Revenues consist of monthly recurring fees, installation fees, termination fees and fees for equipment.

Wholesale Services

        Through our ITC^DeltaCom subsidiary, Interstate FiberNet, we provide voice and data services to other communications carriers and to larger-scale providers of network capacity. Revenues from these services are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless service providers, cable companies, ISPs and other carriers. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees.

        We offer the following services to some or all of our wholesale customers:

  •
  Broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network;

  •
  Local communications services to ISPsand local dial tone communications services to other competitive exchange carriers;

  •
  Nationwide live and automated operator and directory assistance services; and

  •
  Dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other ISPs.

Web Hosting

        We lease server space and provide web hosting services that enable customers to build and maintain an effective online presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support. Revenues primarily consist of fees charged to customers for web hosting packages and domain registration fees.

Sales and Distribution

        Subsequent to the acquisition of ITC^DeltaCom, we rebranded our business services as EarthLink Business. We also rebranded the ITC^DeltaCom wholesale business as Interstate FiberNet, an EarthLink Business company. Our current marketing strategy is to create brand awareness and develop a comprehensive suite of services to offer our customers. We seek to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to further enhance customer loyalty. We are also focused on acquiring medium-sized and enterprise customers who have significant communications needs and purchase high-margin, value-added services and solutions.

        We provide our integrated communications services through two primary sales channels, direct sales and independent dealers and sales agents. Our direct sales force is composed of sales personnel, technical consultants and technicians. We provide our customers with a point of contact, 24 hours a day and seven days a week, to support all of the services they receive from us.

        We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. We employ dealer sales management strategically located in our direct sales offices to manage our independent dealer and agent sales forces. Our dealer sales management is responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support, as well as to our dedicated dealer support team, which provides order management and issue resolution services to our dealers. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a more attractive bundle of services for the customer. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

        We market our wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years. Our wholesale customers purchase the capacity they require under the terms specified in the master agreements.

Customer Service and Retention

        We seek to differentiate ourselves from our competitors by building long-term customer relationships based on customized service offerings and personalized customer service. Our collaborative sales approach allows our sales force to offer product bundles that meet the particular needs of each prospective and current customer. We believe that offering a bundled package of value-added communications services to our business customers is an attractive means of delivering communications solutions, thereby increasing retention rates and limiting customer churn. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention and revenue growth.

Network Infrastructure

        We provide our integrated communications services through a nationwide fiber optic-based network utilizing MPLS and other technologies, a 14-state fiber optic network and switching and colocation facilities.

        Nationwide MPLS Network.    Our nationwide fiber optic-based MPLS network is comprised of a mix of ATM and IP switches in locations across the U.S. We have access under wholesale agreements to extend our footprint where we do not have a physical presence. We have interconnection agreements with all major local exchange carriers to lease unbundled network elements, as well as commercial services agreements with national communications companies, CLECs, and cable and wireless service providers to provide last mile access to our customers and connectivity onto our network.

        Fiber Optic Network.    With the acquisition of ITC^DeltaCom, we obtained an advanced fiber optic network, which consisted of 16,504 route miles (12,559 miles owned or obtained through indefeasible rights to use and 3,945 miles marketed and managed) as of December 31, 2010 that extended from New York to Florida and from Georgia to Texas, and principally covered portions of ITC^DeltaCom's primary eight-state market. The network was built or acquired through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements. As of December 31, 2010, ITC^DeltaCom's network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by the fiber optic network and in a significant number of smaller towns and communities. The network included 44 completed metro fiber rings.

        We have implemented electronic redundancy over a portion of our network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure. In addition, as of December 31, 2010, approximately 74% of ITC^DeltaCom's network traffic was protected by geographical diverse routing, a network design also called a "self-healing ring," which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

        Switching and Colocation Facilities.    With the acquisition of ITC^DeltaCom, we also obtained a number of switching facilities. The network design, together with interconnection agreements with the incumbent local telephone companies, such as AT&T, enables us to be a facilities-based provider of local and long distance telephone services in all of our markets. Switches are the primary electronic components that connect customers to our network and transmit data and voice communications over our network. As of December 31, 2010, our switching facilities for voice communications consisted of eleven Nortel DMS-500 switch sites, two Nortel Call Server 2000 IP switch sites and seven Alcatel-Lucent 5E switch sites. All of the switches are capable of handling both data and local and long distance voice traffic.

        We have colocated communications equipment within the central offices of incumbent local telephone companies in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

        Our network backbone enables us to offer high-quality wavelength, Ethernet, synchronous optical network, or SONET, Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our high speed Infinera-based wavelength division multiplexing, or WDM, platform and Cisco core routers.

Competition

        Integrated Communications.    The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Qwest, Windstream Corporation ("Windstream") and Verizon; other competitive telecommunications companies, such as Covad, Level 3, PAETEC and XO Holdings; interexchange carriers, such as Global Crossing and Sprint Nextel; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. Competition could adversely impact us in several ways, including (i) the loss of customers and resulting revenue, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive, and (vi) our inability to diversify by successfully offering new products or services.

        We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services.

        We expect to continue to face significant pricing and product competition from AT&T and other ILECs that are or become the dominant providers of telecommunications services in our markets. We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services as a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon which have increased substantially their respective market power; the increase of cable companies, wireless carriers and providers of alternative forms of communication that rely on VoIP or similar applications; recent regulatory decisions that have decreased regulatory oversight of incumbent local telephone companies; and new broadband providers with cost structures lower than ours as a result of governmental subsidies. As a result, we may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services which could adversely affect our revenues, cash flows and results of operations.

        Web Hosting.    The web hosting market is highly fragmented, has low barriers to entry and is characterized by considerable competition on price and features. We compete directly or indirectly with a number of companies, such as GoDaddy.com, Rackspace Hosting, Inc., Web.com and Yahoo!. Some of these companies have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Competition could cause us to decrease the pricing of our services, increase churn of our existing customers, increase operating costs or decrease the number of subscribers we are able to add, which would result in lower revenues, profits and cash flows.

Regulatory Environment

        Our services are subject to varying degrees of federal, state and local regulation and, in light of our recent and pending acquisitions and the growth of our Business Services segment, will be more affected by regulation than in the past. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives, that could change the manner in which our industry operates and affect our business.

Overview

        Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission (FCC) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

        The regulatory environment relating to our Business Services segment continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 ("Communications Act") are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically. We are also subject to a variety of local regulations in each of the geographic markets in which we operate.

Federal Regulation

        Several of our operating subsidiaries are classified as non-dominant carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be "just and reasonable," and that we refrain from engaging in any "unjust or unreasonable discrimination" with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

        Local Competition.    The Communications Act preempts state and local laws to the extent that they prevent competition in the provisioning of any telecommunications service. The Communications Act imposes a variety of duties on local carriers, including competitive carriers such as us, to promote competition in the provisioning of local telephone services. These duties include requirements for local carriers to:

  •
  interconnect with other telecommunications carriers;

  •
  establish compensation arrangements for the completion of telecommunications service calls originated by customers of other carriers on a reciprocal basis;

  •
  permit the resale of their services;

  •
  permit users to retain their telephone numbers when changing carriers; and

  •
  provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

        Incumbent carriers are subject to additional duties. These duties include obligations of incumbent carriers to:

  •
  offer interconnection at any feasible point in their networks on a non-discriminatory basis;

  •
  offer colocation of competitors' equipment at their premises on a non-discriminatory basis;

  •
  make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, or UNEs, on non-discriminatory, cost-based terms; and

  •
  offer wholesale versions of their retail services for resale at discounted rates.

        Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services.

        Over the past decade, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be "competitive" based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we can no longer rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated "commercial agreements," at significantly higher rates.

        Interconnection Agreements.    Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us interconnection, colocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to "adopt" in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

        An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, Verizon, Qwest, Frontier Communications, CenturyLink, Fairpoint Communications and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis. In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements. If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements in each state on acceptable terms, we may invoke our ability to seek binding arbitration before state regulatory agencies. The arbitration process, which is conducted on a state-by-state basis, can be costly and time-consuming, and the results of arbitration may be unfavorable to us. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than incumbent local exchange carriers (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable.

        The mergers of BellSouth, SBC and AT&T and of MCI and Verizon have significantly affected the availability of acceptable interconnection agreements that competitive carriers such as us can adopt without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers adopted or used as model agreements. These resources and the resulting model agreements are no longer available as a result of consolidation among carriers, and it is likely that competitive carriers such as us will be required to invest more resources than in the past to secure acceptable interconnection agreements.

        Internet Protocol-Enabled Services.    The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by incumbent local exchange carriers should be classified as "information services" and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as "information services", which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic could significantly impact our costs for this service.

        The current regulatory environment for VoIP services remains unclear, as the decision whether VoIP is an "information service" or "telecommunications service" is still pending. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or PSTN, or classifying those that are used as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it has issued a series of orders holding that VoIP services that interconnect with the PSTN are to be subject to a number of regulatory requirements, including rules relating to Universal Service Fund contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others. The FCC also held that state utility regulatory commissions may not impose pricing and entry regulations on "nomadic" interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application, and others like it, are interstate services subject only to federal regulation. Reviewing courts have affirmed these FCC decisions. The FCC has not yet clarified definitively whether, and to what extent, providers of interconnected VoIP service are required to pay access charges to local exchange carriers, and broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

        Intercarrier Compensation.    The FCC regulates the interstate access rates charged by local carriers to interexchange carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers' access rates, which has the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC adopted rules that require competitive carriers to reduce their tariffed access charges to those no greater than the incumbent carriers with which they compete. Facilities-based carriers operating in a local market area must pay one another "reciprocal compensation" for terminating traffic over one another's local networks. Reciprocal compensation rates are generally much lower than access charges. The FCC also has adopted rules changing the compensation mechanism for traffic exchanged between telecommunications carriers that are destined for dial-up ISPs and requiring rates equal to or below the relatively low reciprocal compensation rates. In March 2005, the FCC initiated a proceeding designed to comprehensively examine and reform all of these types of intercarrier compensation, including access charges and reciprocal compensation. There has been no definitive result from this proceeding.

        In February 2011, the FCC initiated a further review of the compensation arrangements between all carriers for the use of their respective networks. The pending proceeding could significantly alter the manner in which carriers, including carriers that use different service platforms such as wireless, cable and VoIP, are compensated for the origination and termination of communications traffic and the rates local exchange carriers charge for these access services. The proceeding could also significantly alter the manner in which facilities-based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic. The FCC's review of these matters will not only re-examine the rules governing the way carriers charge one another, but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs such as the Universal Service Fund, on the nation's legacy carrier network infrastructure, and on consumers' retail rates.

        Multiple proposals to reform the entire intercarrier compensation regime have been submitted to the FCC by various industry groups since the proceeding was initiated. The most recent rulemaking puts forward a mix of proposals, alternatives and analysis, asking for more input on the framework and potential overhauling of intercarrier compensation and universal service. However, the FCC has not yet enacted a prospective reform of intercarrier compensation. In addition, the FCC has repeatedly declined requests to declare whether under existing law interstate interexchange traffic that originates in IP format and terminates in circuit-switched or time-division multiplexing format is subject to higher switched access charges or lower reciprocal compensation rates. As a result, individual courts and state regulatory commissions have been addressing the issue in the context of individual collection disputes, with inconsistent results.

        Special Access.    Special access is a service offered by incumbent local telephone companies that consists of dedicated transmission facilities or private lines used by wireline and wireless telecommunications carriers, Internet-based service providers and large enterprise end-users. We rely on the purchase of special access services for "last mile" access to many of our customers' locations. As a result, the price of special access services must be available at rates that allow us to price our retail offerings to meet our gross margin expectations while remaining competitively priced in the retail market. Incremental increases in the prices of special access services will exert pressure on our gross margins. Since special access services are not subject to the unbundling requirements of the Communications Act, the prices for special access services have not been directly affected by the FCC's modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access services, we could face increased prices for special access services given the limited alternative means of last mile access in some larger central offices resulting from application of the current unbundling rules.

        In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in various metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In some cases, the FCC has granted petitions by the incumbent carriers for forbearance from any regulation of some special access services.

        As a result of the mergers of BellSouth, SBC and AT&T, and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired. AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

        The FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

        Universal Service.    The Communications Act and the FCC's rules provide for a federal Universal Service Fund, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers. Providers are permitted to pass through a specified percentage of their Universal Service Fund contribution assessment to their customers in a manner consistent with FCC billing regulations. However, the current policy exempts broadband access services from the Universal Service Fund.

        In November 2008, the FCC proposed to base Universal Service Fund assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a "connections-based" contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the proposal is to capture Universal Service Fund revenues from the expanding number of new service providers using different technologies to offer communications services. In February 2011, the FCC issued another notice of proposed rulemaking to consider whether to limit the number of recipients of Universal Service Fund proceeds in a specified geographic region and whether to select these recipients through a "reverse auction" process, in which the company willing to serve the region using the least amount of Universal Service Fund proceeds would be selected as the proceeds recipient. The FCC also is considering expanding the use of the Universal Service Fund to fund deployment of broadband services to areas that currently do not have or have limited access to high speed broadband services through the creation of a "Connect America Fund." These and other proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. Historically, competitive carriers like us have been net contributors to these funds, and that trend is expected to continue. Any changes in the rules may affect our revenues and our competitive position in relation to other service providers, but it is not possible at this time to predict the extent we would be affected by any such rule changes, if at all. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the telecommunications industry or us.

        In addition, the Congress and FCC may consider expanding the Universal Service Fund to include broadband Internet access services. This change could allow broadband service providers to receive a subsidy for deploying broadband in rural and underserved areas, but it will most likely require broadband service providers to contribute to the Universal Service Fund as well. If broadband Internet access providers become subject to Universal Service Fund contribution obligations, they would likely impose a Universal Service Fund surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to our customers, and could affect customer satisfaction or our revenues and profitability.

        National Broadband Plan.    As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC, in coordination with the National Telecommunications and Information Administration, to develop a national broadband plan to ensure that Americans have access to broadband capability and to establish benchmarks in service of that goal. The FCC delivered its plan to Congress on March 16, 2010. The plan outlines at a high level the FCC's policies concerning middle-mile transport, intercarrier compensation, the Universal Service Fund, pole attachments, rights-of-way, spectrum allocation and broadband adoption.

        The plan contains numerous recommendations for future actions by the FCC and Congress to further the goal of nationwide broadband access. We anticipate that the FCC will propose rule changes consistent with the plan and will seek additional comments before any final rules are adopted. The development of the FCC's plan may lead to changes in the legal and regulatory environment in which we operate. We cannot predict the nature and extent of the impact which the outcome of these proceedings will have on us or our operations.

        Customer Proprietary Network Information and Privacy.    The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. In April 2007, the FCC revised its CPNI rules to impose new restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

        Additional measures to protect CPNI and consumer privacy are proposed from time to time, and both Congress and the FCC currently are considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues increasingly to be transmitted in electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

        Network Management and Internet Neutrality.    In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC, the Administration and Congress have expressed interest in imposing these so-called "net neutrality" requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. These rules have not taken effect and are currently being challenged in court. It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

        Forbearance.    The Communications Act of 1934, as amended, provides the FCC with the authority to not enforce, or "forbear" from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC's dominant carrier regulations require Qwest, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Upon being granted relief by the FCC, Qwest has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area, or MSA.

        In January 2007, Qwest filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle. In February 2008, Verizon re-filed petitions, which had previously been denied, for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In July 2008, the FCC denied the Qwest petitions. Qwest subsequently refiled a petition for forbearance for the Phoenix MSA only in March 2009. The FCC issued an order in June 2010 denying Qwest petition for Phoenix and setting forth specific thresholds and analytical frameworks that must be met for grant of such petitions. Qwest has since appealed the FCC decision and order and that appeal remains in the courts. If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

        Other Federal Regulation.    In addition to the specific matters listed above, we are subject to a variety of other FCC filing, reporting, record-keeping and fee payment requirements. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC's rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations. Moreover, we are subject to additional federal regulation and compliance requirements from other government agencies such as the Federal Trade Commission, the Internal Revenue Service and the Securities and Exchange Commission.

State Regulation

        We are subject to various state laws and regulations. Generally, the state public utility commissions require providers such as us to obtain certificates of authority from the commission before initiating service within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier's failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

        We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers' network elements and our own local switching facilities.

        State public utility commissions have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when one of the parties elects to have it do so. Under the Telecommunications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition.

        States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. We could be harmed by high access charges or increases to access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. States also regulate or legislate changes to the level of intrastate access charges assessed by competitive local exchange carriers such as us. Some states have ordered maximum rate caps for intrastate access charges of competitive carriers that could result in a decrease in access charge revenues and the inability of competitive carriers to recover fully the costs of providing these services. In one such action, which was effective in March 2008, Virginia capped the intrastate access charges of competitive carriers at the rates charged by the incumbent in whose territory the competitive carrier provides service.

        Several states have also initiated intrastate universal service charges that parallel the interstate charges created by the FCC. The impact of these changes is not yet known. In addition, state legislatures are considering, and in some cases enacting, new laws that limit the authority of the state public utility commissions to regulate and oversee the business dealings of the incumbent carriers. We could be harmed by these actions.

        We will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition is perceived to increase, states are offering incumbent carriers increased pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. For example, AT&T has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition in addition to the local services historically offered by a much more regulated AT&T. We cannot predict the extent to which these developments may affect our business.

        Many states require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. These requirements can delay and increase the cost we incur to complete various financing transactions, including future stock or debt offerings, the sale of part or all of our regulated business or the acquisition of assets and other entities to be used in our regulated business.

Local Government Authorizations and Related Rights-of-Way

        We are subject to numerous local regulations such as building codes, municipal franchise requirements and licensing. Such regulations vary on a city-by-city and county-by-county basis and can affect our provision of both network services and carrier services. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees are at risk of increasing. In many markets, incumbent carriers do not pay these franchise fees or pay fees that are substantially lower than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

        A number of states are considering reforming their laws and regulations governing the issuance of franchises and permits by local governmental authorities, and some states already have enacted laws authorizing some types of entities to secure a state-wide franchise. Congress also has considered from time to time, and may consider in the future, various proposals intended to reform the relationship between federal, state and local governments in connection with the franchising process. We cannot predict how these issues will be resolved, or the extent to which these developments will affect our ability to compete. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants. The outcome of these challenges cannot be predicted.

Other Regulation

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

Proprietary Rights

        Our EarthLink, EarthLink Business and PeoplePC trademarks are valuable assets to our business, and are registered trademarks in the United States. In particular, we believe the strength of the EarthLink, EarthLink Business and PeoplePC brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. Although we do have several patents, we do not consider these patents important to our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage. From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

        As of December 31, 2010, we had 1,870 employees, including 1,069 operations and customer support personnel, 614 sales and marketing personnel and 187 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreements.

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

Risks Related to Our Business Strategy

We may not be able to execute our business strategy to transition to a leading IP infrastructure and managed services provider, which could adversely impact our results of operations and cash flows.

        During 2010, we initiated a new business strategy to transition to a leading IP infrastructure and managed services provider. To implement this strategy, we plan to combine our existing business services with the integrated communications businesses of our recent acquisition of ITC^DeltaCom and our pending acquisition of One Communications. We plan to offer a comprehensive suite of business services under a new brand, EarthLink Business. There can be no assurance that our efforts will be successful. We may have difficulty managing and developing new products and services, entering into new markets or combining service offerings and sales forces, especially where we have no or limited direct prior experience or where competitors may have stronger market positions. We may not be able to achieve the name recognition or status under this new brand that we have anticipated. In order to be successful, we must also create economies of scale to allow us to increase revenues while incurring incremental costs that are proportionately lower than those applicable to the existing businesses. In addition, the capital expenditures required to support our new strategy may be greater than anticipated. Our revenues and the revenues of ITC^DeltaCom and One Communications have been declining and we expect the revenues from certain aspects of these businesses to continue to decline. Therefore, the inability to successfully implement our new business strategy to counteract these declining revenues could have an adverse impact on our business, financial condition, results of operations and cash flows.

We may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences.

        In December 2010, we completed our acquisition of ITC^DeltaCom and entered into definitive agreements to acquire One Communications and STS Telecom. Our ability to achieve the benefits of acquisitions depends in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. The challenges and risks involved in the integration of acquired businesses and any future businesses that we may acquire include:

  •
  diversion of management's attention and resources that would otherwise be available for the current operation of our business;

  •
  failure to fully achieve expected synergies and costs savings;

  •
  higher integration costs than anticipated;

  •
  the impact on employee morale and the retention of employees, many of whom may have specialized knowledge about their business;

  •
  lost revenues or opportunities as a result of our current or potential customers or strategic partners deciding to delay or forego business;

  •
  difficulties combining product offerings and entering into new markets in which we are not experienced;

  •
  the integration of departments, operating support systems, such as billing systems, and technologies, such as network equipment;

  •
  the need to implement and maintain uniform controls, procedures and policies throughout all of our acquired companies or the need to remediate significant control deficiencies that may exist at acquired companies; and

  •
  potential unknown liabilities.

        We may not realize anticipated synergies, cost savings, growth opportunities and operational efficiencies from our acquisitions, or the anticipated benefits may take longer or present greater cost to realize than expected. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

        We expect to continue to evaluate and consider potential strategic transactions that we believe may complement our business. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction, or that we will identify appropriate transactions on terms acceptable to us. Future acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, legal, accounting and financial advisory fees, and payments to executive officers and key employees under retention plans. Additionally, future acquisitions may result in the dilutive issuances of equity securities, use of our cash resources, incurrence of debt or contingent liabilities, amortization expense related to acquired definite-lived intangible assets or the potential impairment of amounts capitalized as intangible assets, including goodwill. Any of these items could have a material adverse affect on our business, financial condition, results of operations and cash flows.

        We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close, including our pending acquisition of One Communications. Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from the FCC and certain state public utilities commissions. Failure to complete a pending transaction would prevent us from realizing the anticipated benefits. We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed. In addition, the current market price of our common stock may reflect a market assumption as to whether the transaction will occur. Consequently, the completion of, or a failure to complete, a transaction could result in a significant change in the market price of our common stock.

The continuing effects of adverse economic conditions could harm our business.

        Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. Our consumer access services are discretionary and dependent upon levels of consumer spending. In addition, our business customers are particularly exposed to a weak economy. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. Also, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise have a material adverse effect on our business, financial position, results of operations and cash flows.

        Additionally, our business is dependent on third-party vendors for services and network equipment integral to our business, some of which are experiencing financial distress. If these vendors encounter or continue to encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs. Acquirers of distressed suppliers may not continue to upgrade technology associated with the type of equipment we use in our network. If we were required to purchase another manufacturer's equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have an adverse effect on our financial condition and results of operations. Any interruption in the services provided by our third-party vendors could adversely affect our business, financial position, results of operations and cash flows.

If we do not continue to innovate and provide products and services that are useful to individual subscribers and business customers, we may not remain competitive, and our revenues and operating results could suffer.

        The market for Internet and telecommunications services is characterized by changing technology, changes in customer needs and frequent new service and product introductions, and we may be required to select one emerging technology over another. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. Such changes could include the increasing use of wireless forms of communication, such as handheld Internet-access devices and mobile phones, new competitors such as VoIP providers and the acceleration of the adoption of broadband due to government funding to deploy broadband to rural areas. In addition, the development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. Moreover, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to our competitors and not to us. Any of these factors could adversely affect our revenues and profitability.

Our failure to implement cost reduction initiatives will adversely affect our results of operations.

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. The success of our operating efficiencies and cost reductions is necessary to achieve the desired synergies we hope to achieve with the integration of our recent and potential future acquisitions. In addition, as part of this framework, during the past three years we have implemented significant cost reduction initiatives, including reducing our headcount, outsourcing certain functions, streamlining internal processes, renegotiating contracts with network service providers and consolidating or closing certain facilities. We plan to continue to implement cost reduction initiatives and to manage our business more efficiently. However, we believe that large-scale cost reduction opportunities that we have previously experienced in our legacy business will be more limited in the future and in some cases, we may incur upfront costs in connection with implementing certain initiatives. In addition, although we seek to align our cost structure with trends in revenue, we do not expect to be able to reduce our cost structure in our Consumer Services segment to the same extent as those declines in revenue and our cost reduction initiatives might not yield the anticipated benefits. Finally, we may not be able to implement the same discipline for operations related to our recent and potential future acquisitions. If we do not recognize the anticipated benefits of our cost reduction initiatives, or do so in a timely manner, our profitability and cash flows will decline.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs.

        On November 15, 2011, holders of our $255.8 million outstanding principal amount of 3.25% Convertible Senior Notes Due 2026 (the "EarthLink Notes") have the right under the governing indenture to require us to repurchase the EarthLink Notes. Our ability to repurchase these EarthLink Notes as well as to make payments on, or to refinance or repay, our debt, fund planned capital expenditures, pay quarterly cash dividends and continue to pursue our new business strategy, which may involve future acquisitions, will depend largely upon our future operating performance and our ability to access the capital markets. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

        In addition, adverse conditions in the capital markets, which in recent years have significantly reduced the availability of corporate credit, could continue to affect the global financial system and equity markets, which would limit our access to the debt and equity markets at a time when we would like, or need, to access such markets. This limitation could have an adverse effect on our flexibility to react to changing economic and business conditions.

Risks Related to Our Consumer Services Segment

We face significant competition in the Internet industry that could reduce our profitability.

        We operate in the Internet access services market, which is extremely competitive. We compete directly or indirectly with established online services companies, such as AOL and the Microsoft Network; national communications companies and local exchange carriers, such as AT&T, Qwest and Verizon; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our consumer VoIP services include established telecommunications and cable companies; ISPs; leading Internet companies; and companies that offer VoIP services as their primary business, such as Vonage. Competitors for our advertising services include major ISPs, content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Competition in the market for access services is likely to continue increasing, and competition could cause us to decrease the pricing of our services, increase churn of our existing customers, increase operating costs or decrease the number of subscribers we are able to add.

        We believe the primary competitive factors in the Internet access service industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Current and potential competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner.

        We experience pricing pressures for certain of our consumer access services, particularly our consumer broadband services, due to competition, volume-based pricing and other factors. Some providers, including AT&T, have reduced and may continue to reduce the retail price of their Internet access services to maintain or increase their market share, which could cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offerings; restructure service offerings to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. Any of the above could adversely affect our revenues and profitability.

Our consumer business is dependent on the availability of third-party network service providers.

        Our consumer business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Our principal provider for narrowband services is Level 3. We also purchase narrowband services from certain regional and local providers. Our largest providers of broadband connectivity are AT&T, Bright House Networks, Comcast, Covad, Qwest, Time Warner Cable and Verizon. Network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services.

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

The continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations.

        Our consumer access revenues consist primarily of narrowband access revenues and broadband access revenues. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to continued maturation of the market for narrowband access, increased availability and reduced pricing of broadband access services and an increase in advanced applications such as music downloads, videos, online gaming and social networking which require greater bandwidth for optimal performance. Our broadband subscriber base and revenues have been declining due to increased competition among broadband providers. We expect our consumer access subscriber base and revenues to continue to decline, which will adversely affect our profitability and results of operations. Our strategy for consumer access subscribers has been to reduce our sales and marketing efforts and focus instead on retaining customers and adding customers that are more likely to produce an acceptable rate of return. If we do not maintain our relationships with current customers or acquire new customers, our revenues will decline and our profitability will be adversely affected.

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

        A significant number of our new consumer subscribers have been generated through strategic alliances, including through our marketing alliance with Time Warner Cable and Bright House Networks. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. In addition, as our agreements expire or otherwise terminate we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to add new customers, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and there is no commitment for these partners to provide us with new customers. A significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our consumer customer base and revenues.

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

Changes in technology in the Internet access industry could cause a decline in our business.

        Our dial-up Internet access services rely on their compatibility with other third-party systems and products, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user's ability to access our services. Our dial-up services are dependent on dial-up modems and an increasing number of computer manufacturers do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. As the dial-up Internet access market declines and new technologies emerge, we may not be able to continue to effectively distribute and deliver our dial-up services.

        The DSL portion of our broadband access business has also declined over the past several years, and we expect a continued decline in this business as a result of the advantages of the high-speed DOCSIS 3.0 technology offered by many cable broadband providers. This decline may adversely affect our broadband access business as our only other significant means of offering broadband services over cable is through our agreement with Time Warner Cable. In addition, advanced fiber-based technologies being utilized by AT&T and Verizon may also adversely affect both our dial-up and broadband access businesses.

Risks Related to Our Business Services Segment

We face significant competition in the communications industry that could reduce our profitability.

        Integrated Communications.    The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers, such as AT&T, Qwest, Windstream and Verizon; other competitive telecommunications companies, such as Covad, Level 3, PAETEC and XO; interexchange carriers, such as Global Crossing and Sprint Nextel; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. Competition could adversely impact us in several ways, including (i) the loss of customers and resulting revenue, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.

        We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

        We expect to continue to face significant pricing and product competition from AT&T and other incumbents that are or become the dominant providers of telecommunications services in our markets. We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services as a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon Communications which have increased substantially their respective market power; the increase of cable companies, wireless carriers and providers of alternative forms of communication that rely on VoIP or similar applications; recent regulatory decisions that have decreased regulatory oversight of incumbent local telephone companies; and new broadband providers with cost structures lower than ours due to governmental subsidies. As a result, we may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services which could adversely affect our revenues, cash flows and results of operations.

        Web Hosting.    The web hosting market is highly fragmented, has low barriers to entry and is characterized by considerable competition on price and features. We compete directly or indirectly with a number of companies, such as GoDaddy.com, Rackspace Hosting, Inc., Web.com and Yahoo!. Some of these companies have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Competition could cause us to decrease the pricing of our services, increase churn of our existing customers, increase operating costs or decrease the number of subscribers we are able to add, which would result in lower revenues and profits.

Decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

        We rely in significant part on purchasing wholesale services and leasing network facilities from AT&T and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, including removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility to incumbents for their special access services in many areas. If the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of the incumbents or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

Our wholesale services, including our broadband transport services, will be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors.

        ITC^DeltaCom experienced, and we expect to continue to experience, adverse trends related to wholesale service offerings, including our broadband transport services and local interconnection business, which have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. Pending or contemplated consolidations in our industry also may continue to affect adversely our wholesale services business by improving the resources of the consolidating companies and reducing their demand for our services as those companies upgrade their own networks and consolidate their voice and data traffic on those networks. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale service offerings. Such declines will have a disproportionately adverse effect on our operating results because of the higher gross margins associated with our wholesale services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

        We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services. The charges for access services historically have made up a significant percentage of our overall cost of providing long distance service. Some of our Internet-based competitors generally have been exempt from these and other regulatory charges, which could give them a significant cost advantage over us in this area. The FCC currently is considering what charges, if any, should be assessed on long distance and other interconnected voice services provided over the Internet.

We may experience reductions in switched access and reciprocal compensation revenue.

        Over the past several years, ITC^DeltaCom experienced a decline in its revenues for switched access and reciprocal compensation. These switched access and reciprocal compensation revenues may continue to decline as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers. We cannot predict the outcome of pending FCC rule makings related to intercarrier compensation. In addition, some states have adopted, and other states are considering, rules that lower or cap the switched access rates of competitive carriers. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

        We have effectively extended our network by entering into agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Any cancellation or non-renewal of any of these agreements, any adverse legal ruling with respect to our rights under any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are non-exclusive, and our business would suffer from any reduction in the amount of capacity they make available to us.

If we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

        To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. As the original term of each of our interconnection agreements expires, it typically will be renewed on a month-to-month basis until it is replaced by a successor agreement. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T, Verizon and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. Moreover, in areas outside of the territories of former Regional Bell Operating Companies in which we do business, such as the territories of CenturyLink, Frontier Communications, Fairpoint Communications, and Windstream, those incumbents carriers are subject to less wholesale regulation than are the RBOCs and tend to have less favorable interconnection options available to competitive carriers. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology.

        We may find it necessary to install additional network equipment and/or to convert our existing network to a network using more advanced technology. We may not have or be able to raise the significant capital that a conversion may require, or be able to complete the installation of additional network equipment and the conversion to more advanced technology in a timely manner, at a commercially reasonable cost or at all. We also may face technological problems that cannot be resolved. If we are unable to successfully install or operate new network equipment or to convert our network to a network using more advanced technology, we may not be able to compete effectively, and our results of operations could be adversely affected.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

        To obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements, we must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. For example, if we lose access to a right-of-way, we may need to spend significant amounts to remove and relocate our facilities.

General Risks

We may be unable to retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

        Our business depends on the continued services of our senior management and other key personnel and our ability to retain and motivate them effectively. Competition for qualified personnel, including management, technical and sales personnel, may increase in a recovering economic environment. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following a merger transaction. In addition, reductions in workforce have resulted in less redundancy of mission critical roles. Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to implement our acquisition integration plans, execute our business strategy or otherwise have a material adverse effect on us.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

        Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from earthquakes, hurricanes and other natural disasters, terrorist attacks, floods, fires, power loss, telecommunications failures, break ins, human error, computer denial of service attacks, computer hackings, computer viruses, worms or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. We may experience service interruptions or system failures in the future. In addition, as we consider potential outsource or network consolidation opportunities, we may experience service interruptions despite our efforts to minimize the impact to customers. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect. The occurrence of any such network, email or information system-related events or security breaches could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our ability to provide communications services also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, if there occurs a total cable cut or if we fail to maintain our rights-of-way on some routes.

        In addition, our consumer VoIP services, including our E911 service, depend on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If our third party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. In addition, our E911 emergency service for our VoIP services is different in significant respects from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need. VoIP providers are not currently protected by legislation, so any resulting liability could be substantial. If interruptions or delays adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand and reputation may be negatively impacted. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

Our business depends on effective business support systems and processes.

        Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our technical support infrastructure, especially as we make acquisitions, we will need to continue to maintain our data, billing, and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing system, could result in an immediate, and possibly substantial, loss of revenues. Frequent or persistent system failures could cause customers to believe our systems are unreliable, leading them to switch to our competitors and could permanently harm our reputation.

        Our Business Services segment also depends on operations support systems and other carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us to order, receive, provision and maintain network elements and other facilities in the manner necessary for us to provide many of our services.

Government regulations could adversely affect our business or force us to change our business practices.

        Our services are subject to varying degrees of federal, state and local regulation and, in light of our recent and pending acquisitions and the growth of our Business Services segment, will be more affected by regulation than in the past. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives, that could change the manner in which our industry operates and affect our business.

  Business Services Segment Regulation

        Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission (FCC) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

        The regulatory environment relating to our Business Services segment continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 ("Communications Act") are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

        Failure to make proper payments for federal Universal Service Fund assessments, FCC regulatory fees or other amounts mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

  Consumer Services Segment Regulation

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

  General Regulation

        Consumer protection.    Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. Our services and business practices, or changes to our services and business practices could subject us to investigation or enforcement actions if we fail to adequately comply with applicable consumer protection laws. Existing and future federal and state laws and regulations also may affect the manner in which we are required to protect confidential customer data and other information, which could increase the cost of our operations and our potential liability if the security of our confidential customer data is breached.

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

        Forbearance.    If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our consumer services business could be adversely affected. In addition, with respect to our business services, regulatory authorities generally have decreased their oversight of incumbent carriers and from time to time are asked to forbear from applying a range of regulations to incumbent carriers, which may increase the competitive benefits these companies experience from their longstanding customer relationships and greater financial and technical resources, and may increase their ability to reduce prices for local and other network services by offsetting those reductions with revenue or profits generated by unrelated businesses, products or services.

        Other laws and regulations.    Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

        For example, changes in policies or regulations mandating new environmental standards could increase our operating costs, such as utility costs at our switch sites, and changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase our income, sales, property or other tax costs. In addition, our operations are subject to a variety of laws and regulations relating to the protection of the environment, including those governing the cleanup of contamination and the management and disposal of hazardous substances and wastes. As an owner or operator of property, we could incur significant costs as a result of violations or liabilities under such laws and regulations, including fines, penalties, cleanup costs and third-party claims.

Our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer service and technical support and certain billing services, including collection services. Our Consumer Services segment outsources a majority of our customer service and technical support functions and relies primarily on one customer service and technical support vendor. As a result, we maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of service and support functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced customer support providers utilize international locations to provide us with customer service and technical support services, and as a result, our customer support providers may become subject to financial, economic, environmental and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer service and technical support services. We also utilize third parties for certain billing and collection services and for our web hosting services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.

We may not be able to protect our intellectual property.

        We regard our EarthLink, EarthLink Business and PeoplePC trademarks as valuable assets to our business. In particular, we believe the strength of the EarthLink, EarthLink Business and PeoplePC brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

        From time to time, third parties have alleged that we infringe on their intellectual property rights. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. Some of the largest communications providers, such as AT&T, Sprint and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time-consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

        We are currently a party to various legal actions, including consumer class action, patent litigation and legal proceedings regarding the use of rights-of-way for our network. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our results of operations.

        We also expect to continue to be subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our business, particularly our Business Services segment. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities, and the regulatory treatment of new technologies and services.

We may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.

        We have recorded goodwill and other intangible assets in connection with our acquisitions, including $188.9 million of goodwill resulting from our acquisition of ITC^DeltaCom. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn, and slower growth rates in our industry. We have experienced impairment charges in the past. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize a significant impairment charge, negatively impacting our results of operations and financial position.

We may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

        Over the past few years, we implemented a corporate restructuring plan under which we significantly reduced our workforce and closed or consolidated various facilities. Our continued focus on maintaining operational efficiency may result in additional restructuring activities or changes in estimates to amounts previously recorded. We may choose to divest certain business operations based on our management's assessment of their strategic value to our business, further consolidate or close certain facilities or outsource certain functions, including network and data center consolidation. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of the value of purchased assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits. Engaging in further restructuring and integration activities could result in additional charges and costs, including facility exit and restructuring costs, and could adversely affect our business, financial position, results of operations and cash flows.

We may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future.

        As of December 31, 2010, we had approximately $515.9 million of tax net operating losses for federal income tax purposes and approximately $776.6 million of tax net operating losses for state income tax purposes. The tax net operating losses for federal income tax purposes begin to expire in 2020 and the tax net operating losses for state income tax purposes began to expire in 2010. Additionally, we acquired companies with existing federal and state net operating losses.

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

        The payment of future quarterly dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements, investment opportunities and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including funding for acquisitions and working capital, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. In January 2011, we reduced our quarterly dividend to $0.05 per share. There can be no assurance that we will not further decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

Our stock price may be volatile.

        The trading price of our common stock may be subject to fluctuations in response to certain events and factors, such as our entry into business combinations or other major transactions; quarterly variations in results of operations; changes in financial estimates; unstable economic conditions; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; and news reports relating to trends in the markets in which we operate or general economic conditions.

        In addition, the stock market in general and the market prices for Internet and communications companies have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

        As of December 31, 2010, we had $255.8 million outstanding principal amount of EarthLink Notes. In addition, in connection with our acquisition of ITC^DeltaCom, we assumed $325.0 million outstanding principal amount of 10.5% senior secured notes due 2016 (the "ITC^DeltaCom Notes"). Our indebtedness could have important consequences to us. For example, it could:

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

        Holders of the EarthLink Notes have the right to require us to repurchase the EarthLink Notes on November 15, 2011, November 15, 2016 and November 15, 2021 or upon the occurrence of a fundamental change prior to maturity. In addition, under the terms of the indenture governing the EarthLink Notes, our payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes, and as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. In January 2010, $3.0 million of EarthLink Notes were surrendered for conversion. The number of holders who require us to repurchase the Notes could increase as we continue to declare dividends. Upon conversion of the EarthLink Notes, we are required to deliver cash equal to the lesser of the aggregate principal amount of the EarthLink Notes to be converted and the total conversion obligation. We may use cash, shares of common stock or a combination thereof, at our option, for the remainder, if any, of the conversion obligation. We may not have sufficient funds to make the required cash payment upon conversion or to purchase or repurchase the EarthLink Notes in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, the requirement to pay the fundamental change repurchase price, including the related make whole premium, may discourage a change in control of our company.

        In addition, the indenture that governs the ITC^DeltaCom Notes imposes operating and financial restrictions that limit our discretion on some business matters involving ITC^DeltaCom and its subsidiaries. These restrictions include compliance with or maintenance of specified financial tests and ratios and will limit ITC^DeltaCom's ability to sell assets; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting subsidiaries' ability to pay dividends; consolidate, merge or sell all or substantially all of their assets; and enter into transactions with affiliates.

        We may incur indebtedness in addition to the foregoing indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions. Our ability to make payments on or to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own and lease several corporate offices, sales offices, switch sites, colocation sites, and other facilities across our nationwide service area. Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 76,000 square feet under a lease that will expire in 2014. We occupy 55,000 square feet in Pasadena, California for operations and corporate offices under a lease that will expire in 2014 and 53,000 square feet in Vancouver, Washington for operations and corporate offices under a lease that will expire in 2012. We also lease office space for various functions in Anniston and Huntsville, Alabama and in Raleigh, North Carolina, and we lease multiple branch office locations in the southeast under leases that expire on various dates through 2016. We own an administrative office in Arab, Alabama.

        We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center. We also own a data center facility in Atlanta, Georgia.

        We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for our voice switch sites in cities in Florida, Georgia, Mississippi, North

Carolina and South Carolina. The leases for these switch sites expire on various dates from 2011 to 2018. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern United States.

        We believe our facilities are suitable and adequate for our business operations. For additional information regarding our obligations under property leases, see Note 15, "Commitments and Contingencies," in our Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        We are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "ELNK." The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	EarthLink, Inc.
	High	Low
Year Ended December 31, 2009
First Quarter	$7.83	$6.02
Second Quarter	8.17	6.43
Third Quarter	8.75	7.30
Fourth Quarter	8.93	7.92
Year Ending December 31, 2010
First Quarter	$8.78	$7.95
Second Quarter	9.35	7.96
Third Quarter	9.13	7.85
Fourth Quarter	9.29	8.51
Year Ending December 31, 2011
First Quarter (through January 31, 2011)	$8.95	$8.47

        The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2011 was $8.53 per share.

Holders

        There were approximately 1,622 holders of record of our common stock on January 31, 2011.

Dividends

        Prior to 2009, we had never declared or paid cash dividends on our common stock. During 2009, we began paying quarterly cash dividends. During the year ended December 31, 2009, cash dividends declared were $0.28 per common share and total dividend payments were $30.0 million. During the year ended December 31, 2010, cash dividends declared were $0.62 per common share and total dividend payments were $67.5 million. In January 2011, we reduced our quarterly dividend to $0.05 per share. We currently intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Performance Graph

        The following indexed line graph indicates our total return to stockholders from December 31, 2005 to December 31, 2010, as compared to the total return for the NASDAQ Stock Market, Russell 2000, Morgan Stanley Internet and NASDAQ Telecomm indices for the same period. We have historically compared our total return to the NASDAQ Stock Market and the Morgan Stanley Internet indices. During 2010 we entered into two telecommunications acquisition transactions we believe will transform our business and we refocused our business strategy to become a leading IP infrastructure and managed services provider. As a result, we are comparing to a new index, the NASDAQ Telecomm, which we believe is more comparable with our new business focus. We are also comparing our total return to another new index, the Russell 2000, which we believe contains companies of similar market capitalization as ours. The calculations in the graph assume that $100 was invested on December 31, 2005 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
EarthLink, Inc.	100.0	63.9	63.6	60.8	77.3	83.0
NASDAQ Stock Market (U.S.)	100.0	109.5	120.3	71.5	102.9	120.3
Russell 2000 Index	100.0	118.4	116.6	77.2	98.2	124.6
Morgan Stanley Internet Index	100.0	109.4	145.1	78.5	153.5	201.9
NASDAQ Telecomm Index	100.0	128.4	140.9	80.7	120.5	126.7

Item 6.    Selected Financial Data.

        The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2007	2008	2009	2010 (1)
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,301,072	$1,215,994	$955,577	$723,729	$622,212
Operating costs and expenses (2)(3)	1,205,431	1,167,960	790,970	541,571	460,519
Income from operations	95,641	48,034	164,607	182,158	161,693
Income (loss) from continuing operations (4)	23,690	(64,795)	187,090	287,118	81,480
Loss from discontinued operations (5)	(19,999)	(80,302)	(8,506)	—	—
Net income (loss)	3,691	(145,097)	178,584	287,118	81,480
Basic net income (loss) per share
Continuing operations	$0.18	$(0.53)	$1.71	$2.69	$0.75
Discontinued operations	(0.16)	(0.66)	(0.08)	—	—

Basic net income (loss) per share	$0.03	$(1.19)	$1.63	$2.69	$0.75

Diluted net income (loss) per share
Continuing operations	$0.18	$(0.53)	$1.68	$2.66	$0.74
Discontinued operations	(0.15)	(0.66)	(0.08)	—	—

Diluted net income (loss) per share	$0.03	$(1.19)	$1.61	$2.66	$0.74

Cash dividends declared per common share	$—	$—	$—	$0.28	$0.62

Basic weighted average common shares outstanding	128,790	121,633	109,531	106,909	108,057

Diluted weighted average common shares outstanding	130,583	121,633	111,051	108,084	109,468

Cash flow data:
Cash provided by operating activities	$115,249	88,789	230,612	208,622	154,449
Cash (used in) provided by investing activities	(283,064)	13,936	107,124	(37,121)	(454,193)
Cash provided by (used in) financing activities	152,890	(87,267)	(24,999)	(47,070)	(68,299)

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$158,369	$173,827	$486,564	$610,995	$242,952
Investments in marketable securities	236,407	114,768	47,809	84,966	320,118

Cash and marketable securities	394,776	288,595	534,373	695,961	563,070
Total assets	966,298	729,970	845,866	1,074,618	1,523,918
Long-term debt, including long-term portion of capital leases (6)	198,223	208,472	219,733	232,248	594,320
Total liabilities	448,616	415,452	359,391	340,594	766,050
Accumulated deficit	(1,046,293)	(1,191,390)	(1,016,833)	(729,715)	(648,235)
Stockholders' equity	517,682	314,518	486,475	734,024	757,868

(1)
On December 8, 2010, we acquired ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S. The results of operations of ITC^DeltaCom have been included in our consolidated financial statements since the acquisition date.

(2)
Operating costs and expenses for the years ended December 31, 2008, 2009 and 2010 include non-cash impairment charges of $78.7 million, $24.1 million and $1.7 million, respectively, related to goodwill and certain intangible assets of New Edge in our Business Services segment. During 2008 and 2009, we concluded the carrying value of these assets were impaired in conjunction with our annual tests of goodwill and intangible assets deemed to have indefinite lives. During 2010, we decided to re-brand the New Edge name as EarthLink Business and wrote off our New Edge trade name.

(3)
Operating costs and expenses for the years ended December 31, 2008, 2009 and 2010 include restructuring and acquisition-related costs of $9.1 million, $5.6 million and $22.4 million, respectively.

(4)
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

(5)
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

(6)
Includes the carrying amount of the EarthLink Notes, which was $198.0 million, $208.3 million, $219.7 million, $232.2 million and $243.1 million as of December 31, 2006, 2007, 2008, 2009 and 2010, respectively. During November 2006, we issued $258.8 million aggregate principal amount of EarthLink Notes in a registered offering. The EarthLink Notes are convertible on October 15, 2011 and upon certain events. We have the option to redeem the EarthLink Notes, in whole or in part, for cash, on or after November 15, 2011, provided that we have made at least ten semi-annual interest payments. In addition, the holders may require us to purchase all or a portion of the EarthLink Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021. During 2009, we began paying quarterly cash dividends on our common stock. This requires an adjustment to the conversion rate for the EarthLink Notes and opens a conversion period for holders. As a result, the EarthLink Notes were classified as a current liability in our Consolidated Balance Sheets as of December 31, 2009. On November 15, 2011, holders of the EarthLink Notes have the right under the governing indenture to require the Company to repurchase the EarthLink Notes. As a result, we classified the EarthLink Notes as a current liability in the Consolidated Balance Sheet as of December 31, 2010.

  As of December 31, 2010, also includes the carrying amount of the ITC^DeltaCom Notes assumed in our acquisition of ITC^DeltaCom in December 2010, which was $351.3 million as of December 31, 2010. The ITC^DeltaCom Notes will mature on April 1, 2016.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our business strategy to transition to a leading IP infrastructure and managed services provider, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (3) that the continuing effects of adverse economic conditions could harm our business; (4) that if we do not continue to innovate and provide products and services that are useful to individual subscribers and business customers, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to implement cost reduction initiatives will adversely affect our results of operations; (6) that we will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs; (7) that we face significant competition in the Internet industry that could reduce our profitability; (8) that our consumer business is dependent on the availability of third-party network service providers; (9) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (10) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (11) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (12) that changes in technology in the Internet access industry could cause a decline in our business; (13) that we face significant competition in the communications industry that could reduce our profitability; (14) that decisions by the Federal Communications Commission relieving ILECs of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (15) that our wholesale services, including our broadband transport services, will be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors; (16) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (17) that we may experience reductions in switched access and reciprocal compensation revenue; (18) that our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results; (19) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (20) that we may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology; (21) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (22) that we may be unable to retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (23) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (24) that our business depends on effective business support systems and processes; (25) that government regulations could adversely affect our business or force us to change our business practices; (26) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (27) that we may not be able to protect our intellectual property; (28) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (29) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (30) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (31) that we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (32) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (33) that we may reduce, or cease payment of, quarterly cash dividends; (34) that our stock price may be volatile; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (36) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Overview

        EarthLink, Inc., together with its consolidated subsidiaries, provides a comprehensive suite of communications services to individual and business customers. We operate two reportable segments, Consumer Services and Business Services. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. Our Business Services segment provides integrated communications and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We provide our consumer services primarily through third-party telecommunications service providers, and we provide our business services primarily through a nationwide fiber optic-based network utilizing Multi-Protocol Label Switching ("MPLS") and other technologies and a 14-state fiber optic network. We also sell transmission capacity to other communications providers on a wholesale basis. For further information concerning our business segments, see Note 18, "Segment Information," of the Notes to Consolidated Financial Statements in Item 8 of Part II for additional information.

        During 2010, we entered into two transactions that we believe will transform our business from being primarily an Internet services provider ("ISP") to a leading IP infrastructure and managed services provider. The transactions will allow us to offer a more robust suite of business services, including data, voice and video, and to create more scale in the markets we serve. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"), a provider of integrated communications services to customers in the southeastern U.S. We acquired 100% of ITC^DeltaCom in a merger transaction valued at approximately $524 million, with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink, Inc. ITC^DeltaCom is included in our Business Services segment. Also in

December 2010, we entered into an agreement to acquire One Communications Corp. ("One Communications"), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. Under the terms of the merger agreement, we will acquire 100% of One Communications in a merger transaction valued at approximately $370 million with One Communications surviving as a wholly-owned subsidiary of EarthLink, Inc. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2011.

Business Strategy

        Our primary business strategy is to transition our business to a leading IP infrastructure and managed services provider. We also continue to focus on optimizing our Customer Services segment operations, maintaining our operational efficiency and pursuing potential strategic acquisitions.

        Transitioning to a Leading IP Infrastructure and Managed Services Provider.    We are focused on transitioning our company to a leading IP infrastructure and managed services provider. We plan to combine our existing business services with the integrated communications businesses of our recent acquisition, ITC^DeltaCom, and our pending acquisition, One Communications, and offer a comprehensive suite of business services under a new brand, EarthLink Business. We are focused on combining our service offerings and sales forces, expanding service offerings that will be attractive to multi-location business customers, promoting awareness of our new brand and integrating our acquisitions to achieve operating synergies, cost savings and revenue enhancements. These recent acquisitions will allow us to continue to offer a bundled package of value-added communications services to our business customers, which we believe is an attractive means of delivering communications solutions, thereby increasing retention rates and limiting customer churn. We believe this transition supports our long-term strategic direction and will further our objectives of strengthening our competitive position, expanding our customer base, providing greater scale to accelerate innovation, providing our employees with an attractive career path and increasing stockholder value.

        Optimizing our Consumer Services Segment Operations.    In our Consumer Services segment, we remain focused on retaining our customers and building long-term customer relationships based on customized service offerings and superior customer service. We believe focusing on the customer relationship increases loyalty and reduces churn. Satisfied customers provide cost benefits, including reduced contact center support costs and reduced bad debt expense. We continue to focus on offering our services with high-quality customer service and technical support. We also continue to seek to add customers that generate an acceptable rate of return, including through alliances, partnerships and acquisitions from other ISPs. We also intend to continue to use cash generated from our Consumer Services operations to fund growth under our acquisition strategy in our Business Services segment.

        Maintaining our Operational Efficiency.    Our operating framework includes a disciplined focus on operational efficiency. In our Consumer Services segment, we intend to continue to improve the cost structure of our business, without impacting the quality of services we provide. In our Business Services segment, we intend to use this disciplined focus on operational efficiency to create synergies from our recent and potential future acquisitions. We also plan to continue to implement cost reduction initiatives and to manage our business more efficiently, including outsourcing certain functions, managing our network costs, consolidating or closing certain facilities, implementing workforce reduction initiatives, reducing and more efficiently handling the number of calls to contact centers and streamlining our internal processes and operations.

        Pursuing Potential Strategic Acquisitions.    In addition to the acquisition of ITC^DeltaCom and the pending acquisition of One Communications, we will continue to evaluate and consider other potential strategic transactions that we believe will complement our business. We have recently entered into an agreement to acquire Saturn Telecommunication Services Inc. ("STS Telecom"), a privately-held company that operates a sophisticated VoIP platform that we plan to leverage on a nationwide basis as part of our Business Service offerings. Our acquisition strategy may also include investment in additional network depth in geographic areas that complement our recently acquired fiber network or acquiring customers within our network to create more scale.

        The primary challenges we face in executing our business strategy for our Business Services segment are continuing to develop new profitable managed services offerings that will be attractive to multi-location customers, successfully integrating our acquisitions to achieve expected synergies and cost savings, responding to competitive and economic pressures in the communications industry and adapting to regulatory changes and initiatives. The primary challenges we face in executing our business strategy for our Consumer Services segment are managing the rate of decline in our consumer revenues, implementing outsourcing and other cost-saving initiatives, and operating our network cost-effectively, including network services purchased from third-party telecommunications service providers. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

        Consumer Services.    Our Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and Voice-over-Internet Protocol ("VoIP")). Our Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. Value-added services revenues consist of fees charged for ancillary services; fees charged for paid placements for searches, powered by the Google™ search engine; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; commissions received from partners for the sale of partners' services to our subscribers; and fees charged for advertising on our various web properties.

        Business Services.    Our Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. Our Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence.

Trends in our Business

        Consumer services.    We operate in the Internet access services market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. Consumers continue to migrate from dial-up to broadband access service due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and "always on" connection. The pricing for broadband services has been declining, making it a more viable option for consumers who continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads, videos and social networking require greater bandwidth for optimal performance, which adds to the demand for broadband access. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access. Changes in technology, such as an increasing number of computer manufacturers not pre-loading dial-up modems and cable system upgrades which allow cable companies to provide broadband capable of peak download speeds in excess of 50 Mbps, also may affect our consumer access services. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.

        In light of the continued maturation of the market for narrowband access, we continue to reduce our sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, we expect the rate of revenue decline to decrease as our subscriber base becomes more tenured and churn rates decline. Our consumer subscriber churn rate improved from 3.6% during the year ended December 31, 2009 to 3.0% during the year ended December 31, 2010.

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

        Business services.    We operate in the communications industry, which is characterized by industry consolidation, an evolving regulatory environment, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site. Many of our end user customers are retail businesses. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. We have continued to experience adverse trends related to our wholesale service offerings which have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. In addition merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business.

        Our business customers, including retail businesses, are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. We have experienced pressure on revenue and operating expenses for our business services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

2010 Highlights

        Total revenues decreased $101.5 million, or 14%, from the year ended December 31, 2009 to the year ended December 31, 2010. This was primarily due to a decrease in our consumer subscriber base, from approximately 2.0 million paying subscribers as of December 31, 2009 to approximately 1.6 million paying subscribers as of December 31, 2010, as a result of reduced sales and marketing activities, continued

competitive pressures and continued maturation of the narrowband Internet access market. Partially offsetting the decline in total revenues was an $81.1 million, or 15%, decline in total operating costs and expenses. Total operating costs and expenses decreased as our overall subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. We also experienced benefits from workforce reduction initiatives and other cost cutting initiatives. Net income decreased $205.6 million, from $287.1 million during the year ended December 31, 2009 to $81.5 million during the year ended December 31, 2010. The decrease in net income was primarily due to a $182.9 million increase in our income tax provision, as we recorded an income tax benefit in the prior year due to the release of a significant portion of our valuation allowance, and a decrease in revenues, partially offset by the decrease in total operating expenses.

Looking Ahead

        In our Consumer Services segment, we expect revenues to continue to decrease as a result of reduced sales and marketing efforts and as the market for Internet access continues to mature. However, we expect the rate of revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability due to the higher costs associated with delivering broadband services. We will continue to seek cost reduction initiatives, such as consolidating data centers and proprietary platforms. However, we believe that large-scale cost reduction opportunities in our Consumer Services segment will be more limited in the future and these initiatives may be costly to implement.

        In our Business Services segment, we expect revenues to increase due to the inclusion of ITC^DeltaCom's revenues in our results for a full year and due to potential future acquisitions, including One Communications. However, we expect economic conditions and competitive pressures to put continued pressure on revenue and churn rates for our business services. We also expect operating expenses to increase due to the inclusion of ITC^DeltaCom's costs and expenses for a full year. We expect the One Communications transaction to close in the second quarter of 2011. We expect to incur additional closing and transaction costs, as well as integration costs related to both transactions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies. Such costs may include severance and employee benefits or the elimination of duplicate facilities and contracts, and may result in additional restructuring activities.

Consolidated Results of Operations

        The following table sets forth statement of operations data for the years ended December 31, 2008 and 2009:

	Year Ended December 31,
	2008		2009		Change Between 2008 and 2009
		% of Revenue		% of Revenue
	Amount		Amount		Amount	%
	(dollars in thousands)
Revenues	$955,577	100%	$723,729	100%	$(231,848)	-24%
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	349,467	37%	265,668	37%	(83,799)	-24%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	317,356	33%	222,181	31%	(95,175)	-30%
Depreciation and amortization	36,333	4%	23,962	3%	(12,371)	-34%
Impairment of goodwill and intangible assets	78,672	8%	24,145	3%	(54,527)	-69%
Restructuring and acquisition-related costs	9,142	1%	5,615	1%	(3,527)	-39%

Total operating costs and expenses	790,970	83%	541,571	75%	(249,399)	-32%
Income from operations	164,607	17%	182,158	25%	17,551	11%
Gain (loss) on investments, net	2,708	0%	(1,321)	0%	(4,029)	-149%
Interest expense and other, net	(12,409)	-1%	(19,804)	-3%	(7,395)	60%

Income from continuing operations
before income taxes	154,906	16%	161,033	22%	6,127	4%
Income tax benefit	32,184	3%	126,085	17%	93,901	292%

Income from continuing operations	187,090	20%	287,118	40%	100,028	53%
Loss from discontinued operations, net of tax	(8,506)	-1%	—	0%	8,506	-100%

Net income	$178,584	19%	$287,118	40%	$108,534	61%

        The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010. ITC^DeltaCom's results are included in our operating results beginning on December 8, 2010. The following table sets forth statement of operations data for the years ended December 31, 2009 and 2010:

	Year Ended December 31,
	2009		2010		Change Between 2009 and 2010
		% of Revenue		% of Revenue
	Amount		Amount		Amount	%
	(dollars in thousands)
Revenues	$723,729	100%	$622,212	100%	$(101,517)	-14%
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	265,668	37%	234,633	38%	(31,035)	-12%
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	222,181	31%	178,417	29%	(43,764)	-20%
Depreciation and amortization	23,962	3%	23,390	4%	(572)	-2%
Impairment of goodwill and intangible assets	24,145	3%	1,711	0%	(22,434)	-93%
Restructuring and acquisition-related costs	5,615	1%	22,368	4%	16,753	298%

Total operating costs and expenses	541,571	75%	460,519	74%	(81,052)	-15%
Income from operations	182,158	25%	161,693	26%	(20,465)	-11%
Gain (loss) on investments, net	(1,321)	0%	572	0%	1,893	-143%
Interest expense and other, net	(19,804)	-3%	(23,981)	-4%	(4,177)	21%

Income from continuing operations
before income taxes	161,033	22%	138,284	22%	(22,749)	-14%
Income tax benefit (provision)	126,085	17%	(56,804)	-9%	(182,889)	-145%

Net income	$287,118	40%	$81,480	13%	$(205,638)	-72%

Segment Results of Operations

        We operate two reportable segments, Consumer Services and Business Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. Our Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We also sell transmission capacity in our fiber network to other communications providers on a wholesale basis.

        We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring and acquisition-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

        The following table sets forth segment data for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,			2009 vs. 2008		2010 vs. 2009
	2008	2009	2010	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Revenues	$779,876	$575,412	$461,448	$(204,464)	-26%	$(113,964)	-20%
Cost of revenues	255,170	183,248	143,956	(71,922)	-28%	(39,292)	-21%

Gross margin	524,706	392,164	317,492	(132,542)	-25%	(74,672)	-19%
Direct segment operating expenses	193,799	122,575	87,660	(71,224)	-37%	(34,915)	-28%

Segment operating income	$330,907	$269,589	$229,832	$(61,318)	-19%	$(39,757)	-15%

Business Services
Revenues	$175,701	$148,317	$160,764	$(27,384)	-16%	$12,447	8%
Cost of revenues	94,297	82,420	90,677	(11,877)	-13%	8,257	10%

Gross margin	81,404	65,897	70,087	(15,507)	-19%	4,190	6%
Direct segment operating expenses	49,082	40,249	50,096	(8,833)	-18%	9,847	24%

Segment operating income	$32,322	$25,648	$19,991	$(6,674)	-21%	$(5,657)	-22%

Consolidated
Revenues	$955,577	$723,729	$622,212	$(231,848)	-24%	$(101,517)	-14%
Cost of revenues	349,467	265,668	234,633	(83,799)	-24%	(31,035)	-12%

Gross margin	606,110	458,061	387,579	(148,049)	-24%	(70,482)	-15%
Direct segment operating expenses	242,881	162,824	137,756	(80,057)	-33%	(25,068)	-15%

Segment operating income	363,229	295,237	249,823	(67,992)	-19%	(45,414)	-15%
Stock-based compensation expense	20,133	13,231	9,959	(6,902)	-34%	(3,272)	-25%
Impairment of goodwill and intangible assets	78,672	24,145	1,711	(54,527)	-69%	(22,434)	-93%
Depreciation and amortization	36,333	23,962	23,390	(12,371)	-34%	(572)	-2%
Restructuring and acquisition-related costs	9,142	5,615	22,368	(3,527)	-39%	16,753	298%
Other operating expenses	54,342	46,126	30,702	(8,216)	-15%	(15,424)	-33%

Income from operations	$164,607	$182,158	$161,693	$17,551	11%	$(20,465)	-11%

Consumer Operating Metrics

        We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user ("ARPU") are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	December 31, 2008	December 31, 2009	December 31, 2010
Consumer Subscriber Detail (a)
Narrowband access subscribers	1,747,000	1,225,000	932,000
Broadband access subscribers	896,000	804,000	704,000

Subscribers at end of year	2,643,000	2,029,000	1,636,000

	Year Ended December 31,
	2008	2009	2010
Consumer Subscriber Activity
Subscribers at beginning of year	3,683,000	2,643,000	2,029,000
Gross organic subscriber additions	637,000	399,000	265,000
Acquired subscribers	8,000	—	—
Adjustment (b)	(15,000)	(7,000)	—
Churn	(1,670,000)	(1,006,000)	(658,000)

Subscribers at end of year	2,643,000	2,029,000	1,636,000

Consumer Metrics
Average subscribers (c)	3,130,000	2,310,000	1,817,000
ARPU (d)	$20.76	$20.76	$21.16
Churn rate (e)	4.4%	3.6%	3.0%

(a)
Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)
During the year ended December 31, 2008, we removed 15,000 EarthLink-supported Sprint customers from our broadband subscriber counts. During the year ended December 31, 2009, we removed approximately 7,000 satellite subscribers from our broadband subscriber count and total subscriber count as a result of our sale of these subscriber accounts.

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

(e)
Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the year by the average subscribers for the year. Churn rate for the years ended December 31, 2008 and 2009 excludes the impact of the adjustments noted in (b) above.

Business Operating Metrics

	December 31, 2008	December 31, 2009	December 31, 2010
Legacy EarthLink Business Metrics (a)
Narrowband access subscribers	17,000	8,000	7,000
Broadband access subscribers	59,000	54,000	53,000
Web hosting accounts	87,000	75,000	66,000
ITC^DeltaCom Business Metrics (b)
Total fiber optic route miles (c)	—	—	16,504
Colocations	—	—	294
Voice and data switches	—	—	20
Retail voice lines	—	—	414,000
Wholesale voice lines	—	—	6,000

Total business voice lines	—	—	420,000

(a)
Legacy EarthLink business metrics consist of metrics related to services in EarthLink's Business Services segment prior to the acquisition of ITC^DeltaCom.

(b)
ITC^DeltaCom business metrics consist of metrics related to our newly acquired ITC^DeltaCom business, which is included in our Business Services segment.

(c)
Includes 12,559 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Results of Operations

Revenues

        The following table presents revenues by groups of similar services and by segment for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,			2009 vs. 2008		2010 vs. 2009
	2008	2009	2010	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Consumer Services
Access and service	$682,135	$503,769	$403,174	$(178,366)	-26%	$(100,595)	-20%
Value-added services	97,741	71,643	58,274	(26,098)	-27%	(13,369)	-19%

Total revenues	$779,876	$575,412	$461,448	$(204,464)	-26%	$(113,964)	-20%
Business Services
Access and service	$172,944	$146,087	$158,677	$(26,857)	-16%	$12,590	9%
Value-added services	2,757	2,230	2,087	(527)	-19%	(143)	-6%

Total revenues	$175,701	$148,317	$160,764	$(27,384)	-16%	$12,447	8%
Consolidated
Access and service	$855,079	$649,856	$561,851	$(205,223)	-24%	$(88,005)	-14%
Value-added services	100,498	73,873	60,361	(26,625)	-26%	(13,512)	-18%

Total revenues	$955,577	$723,729	$622,212	$(231,848)	-24%	$(101,517)	-14%

Consolidated revenues

        The primary component of our revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via cable and DSL; VoIP; and managed IP-based wide area networks); voice services (including local exchange services, long distance and conference calling services); the sale of transmission capacity to other telecommunications carriers; and web hosting services. We also earn revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, search and advertising.

        Total revenues were $1.0 billion, $0.7 billion and $0.6 billion during the years ended December 31, 2008, 2009 and 2010, respectively. The decreases over the past three years were primarily due to decreases in our Consumer Services segment, resulting from decreases in average consumer subscribers, which were approximately 3.1 million, 2.3 million and 1.8 million during the years ended December 31, 2008, 2009 and 2010, respectively. These decreases were driven by declines in narrowband and broadband subscribers, due to reduced sales and marketing efforts, continued maturation in the market for Internet access and competitive pressures in the industry. Contributing to the decrease in total revenues from the year ended December 31, 2008 to the year ended December 31, 2009 was a decrease in our Business Services segment due to economic and competitive pressures. Partially offsetting the decrease in total revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was an increase in our Business Services segment due to the inclusion of ITC^DeltaCom's revenues for the period December 8, 2010 through December 31, 2010.

Consumer services revenues

        Access and service.    Access and service revenues consist of recurring monthly charges for narrowband and broadband access services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased $178.4 million, or 26%, from the year ended December 31, 2008 to the year ended December 31, 2009 and decreased $100.6 million, or 20%, from the year ended December 31, 2009 to the year ended December 31, 2010. The decreases in consumer access and service revenues were due to decreases in narrowband access and broadband access revenues. Average consumer narrowband subscribers were 2.1 million, 1.5 million and 1.1 million during the years ended December 31, 2008, 2009 and 2010, respectively. Average consumer broadband subscribers were 0.9 million, 0.8 million and 0.7 million during the years ended December 31, 2008, 2009 and 2010, respectively. Narrowband access comprised a larger portion of the average consumer access subscriber decreases, as average narrowband subscribers were approximately 69%, 63% and 59% of average consumer access subscribers during the years ended December 31, 2008, 2009 and 2010, respectively. Within narrowband access, our value-priced narrowband services comprised a larger proportion of the total narrowband decrease, as average PeoplePC access subscribers were approximately 47%, 39% and 32% of our average consumer narrowband customer base during the years ended December 31, 2008, 2009 and 2010, respectively. The decreases in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

        Offsetting the declines in average consumer subscribers was an improvement in consumer subscriber churn rates, which were 4.4%, 3.6% and 3.0% during the years ended December 31, 2008, 2009 and 2010, respectively. Churn rates decreased due to the increased tenure of our subscriber base. In addition, the shift in mix of our subscribers from narrowband access to broadband access has also favorably impacted churn, as our broadband access customers have lower churn rates than our narrowband access customers. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

        Value-added services revenues.    Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. We derive these revenues from fees charged for ancillary services; fees charged for paid placements for searches, powered by the Google™ search engine; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; commissions received from partners for the sale of partners' services to our subscribers; and fees charged for advertising on our various web properties.

        Value-added services revenues decreased $26.1 million, or 27%, from the year ended December 31, 2008 to the year ended December 31, 2009 and decreased $13.4 million, or 19%, from the year ended December 31, 2009 to the year ended December 31, 2010. This was due primarily to decreases in subscribers for ancillary services, primarily security services, and in search advertising revenues. The decreases resulted from the decline in total average consumer subscribers. However, partially offsetting these decreases was an increase in subscription revenue per subscriber.

Business services revenues

        Business services revenues consist primarily of recurring monthly charges; usage fees; installation fees; and termination fees. Business access and service revenues also consist of web hosting revenues from leasing server space and providing web services to enable customers to build and maintain an effective online presence. We sell our services to end-user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers. Many of our end user customers are retail businesses.

        Business services revenues decreased $27.4 million, or 16%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease was primarily due to a decrease in New Edge revenues resulting from a decrease in average subscribers and an increase in promotions and retention incentives necessary to attract and retain subscribers in a difficult economic environment. Although our churn rates decreased during the year ended December 31, 2009 compared to the prior period, the number of new customers we were able to add was negatively impacted by economic and competitive pressures. Also contributing to the decrease in business access and service revenues were decreases in average web hosting accounts, average business broadband customers and average business narrowband customers. Business access and service ARPU increased during the year ended December 31, 2009 compared to the prior period due to the shift in mix of our business access subscriber base from business dial-up and high-speed services to IP-based network services.

        Business services revenues increased $12.4 million, or 8%, from the year ended December 31, 2009 to the year ended December 31, 2010. The increase was primarily due to the inclusion of $26.6 million of ITC^DeltaCom revenues for the period December 8, 2010 through December 31, 2010. This was partially offset by a decrease in revenues due to declining business demand and competitive pricing pressures, which has decreased the rate at which we add new customers and increased promotions and retention incentives necessary to attract and retain subscribers. Also contributing to the decrease in business access and service revenues were decreases in average web hosting accounts, average business broadband customers and average business narrowband customers.

Cost of revenues

Consolidated cost of revenues

        Cost of revenues includes costs directly associated with providing services to our customers. Total cost of revenues decreased $83.8 million, or 24%, from the year ended December 31, 2008 to the year ended December 31, 2009. This decrease was comprised of a $71.9 million decrease in consumer services cost of revenues and $11.9 million decrease in business services cost of revenue. Total cost of revenues remained constant at 37% of revenues due to our contract renegotiations and internal network cost management efforts which mitigated the effect of the change in mix of our subscriber base to broadband subscribers. Total cost of revenues decreased $31.0 million, or 12%, from the year ended December 31, 2009 to the year ended December 31, 2010. This decrease was comprised of a $39.3 million decrease in consumer services cost of revenues, partially offset by an $8.3 million increase in business services cost of revenue. Total cost of revenues increased from 37% of revenues during the year ended December 31, 2009 to 38% of revenues during the year ended December 31, 2010 due to the effect of the change in mix of our subscriber base to broadband subscribers and to business services customers.

Consumer services cost of revenues

        Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, Comcast Corporation, Covad Communications Group, Inc., Qwest Corporation, Time Warner Cable and Verizon Communications, Inc. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis.

        Consumer Services cost of revenues decreased $71.9 million, or 28%, from the year ended December 31, 2008 to the year ended December 31, 2009 and decreased $39.3 million, or 21%, from the year ended December 31, 2009 to the year ended December 31, 2010. The decreases are primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts.

Business services cost of revenues

        Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services. Business Services cost of revenues decreased $11.9 million, or 13%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease in business services cost of revenues was due to a decrease in average business services subscribers resulting from declining business demand and competitive pressures. Business Services cost of revenues increased $8.3 million, or 10%, from the year ended December 31, 2009 to the year ended December 31, 2010. The increase in business services cost of revenues increased primarily due to the inclusion of ITC^DeltaCom's cost of revenues for the period December 8, 2010 through December 31, 2010. Also contributing was an increase as the product mix of our legacy business services has shifted from legacy wholesale products to IP-based network services. These were offset by a decline in average business services subscribers.

Selling, general and administrative

        Selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, and legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, property taxes, travel, insurance, rent, advertising and other administrative expenses.

        Selling, general and administrative expenses decreased $95.2 million, or 30%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease consisted primarily of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees, legal and professional fees, and occupancy and related costs. The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, consolidation to primarily one outsourced customer service and technical support provider for our consumer services and cost benefits as our overall subscriber base has decreased and become longer tenured. Longer tenured customers have a lower frequency of non-payment and require less customer service and technical support. Partially offsetting these decreases were costs incurred as a result of certain legal settlements and resolution of various state and local tax issues and audits. As a result of the foregoing, selling, general and administrative expenses decreased from 33% of revenues during the year ended December 31, 2008 to 31% of revenues during year ended December 31, 2009.

        Selling, general and administrative expenses decreased $43.8 million, or 20%, from the year ended December 31, 2009 to the year ended December 31, 2010. The decrease consisted primarily of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees. The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall subscriber base has decreased and become longer tenured. These decreases were partially offset by the inclusion of ITC^DeltaCom's selling, general and administrative expenses for the period December 8, 2010 through December 31, 2010. Selling, general and administrative expenses decreased from 31% of revenues during the year ended December 31, 2009 to 29% of revenues during year ended December 31, 2010.

Depreciation and amortization

        Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the various asset classes. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years.

        Depreciation and amortization decreased $12.4 million, or 34%, from the year ended December 31, 2008 to the year ended December 31, 2009. This consisted of a $6.8 million decrease in depreciation expense and a $5.6 million decrease in amortization expense. The decrease in depreciation expense compared to the year ended December 31, 2008 was primarily due to property and equipment becoming fully depreciated over the past year. The decrease in amortization expense compared to the year ended December 31, 2008 was primarily due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year. In addition, we impaired certain identifiable definite-lived intangible assets during the fourth quarter of 2008, which contributed to the decrease in amortization expense.

        Depreciation and amortization decreased $0.6 million, or 2%, from the year ended December 31, 2009 to the year ended December 31, 2010. This consisted of a $2.0 million decrease in amortization expense, partially offset by a $1.4 million increase in depreciation expense. The decrease in amortization expense compared to the year ended December 31, 2009 was due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year, which was partially offset by the inclusion of amortization of acquired ITC^DeltaCom intangible assets for the period December 8, 2010 through December 31, 2010. The increase in depreciation expense compared to the year ended December 31, 2009 was primarily attributable to depreciation expense resulting from property and equipment obtained in the acquisition of ITC^DeltaCom. We expect depreciation and amortization to increase in 2011 as a result of property and equipment and definite-lived intangible assets obtained in our acquisition of ITC^DeltaCom and potential future acqusitions.

Impairment of goodwill and intangible assets

        During the years ended December 31, 2008, 2009 and 2010, we recorded non-cash impairment charges for goodwill and intangible assets of $78.7 million, $24.1 million and $1.7 million, respectively. We test goodwill and indefinite-lived intangible assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        After completing our annual impairment test during the fourth quarter of 2008, we concluded that goodwill and certain intangible assets recorded as a result of our April 2006 acquisition of New Edge were impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill, $3.1 million for the indefinite-lived trade name and $11.6 million for customer relationships. The primary factor contributing to the impairment charge was the significant economic downturn. New Edge serves a large percentage of small and medium-sized business customers, especially retail businesses, which were particularly affected by the economic downturn. Economic conditions affecting retail businesses worsened substantially during the "holiday season" in the fourth quarter of 2008. As a result, management updated its long-range financial outlook, which reflected decreased expectations of future growth rates and cash flows for New Edge. We used this updated financial outlook in conjunction with our annual impairment test.

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

        The annual impairment test during the fourth quarter of 2010 indicated that the fair value of our reporting units exceeded their carrying values. As a result, we concluded that our remaining goodwill relating to our Consumer Segment was not impaired.

        Goodwill.    Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. As of the date of our annual impairment tests, we operated two reportable segments, Consumer Services and Business Services and had three reporting units for evaluating goodwill, which were Consumer Services, New Edge and Web Hosting. The Consumer Services reportable segment is one reporting unit, while the Business Services reportable segment consisted of two reporting units, New Edge and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

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

        Indefinite-lived intangible assets.    The impairment test for our indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. We determined the fair value of our trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that we are saving by owning the asset. Given the economic environment and other factors noted above, we decreased our estimates for revenues associated with our New Edge trade name. As a result, we recorded non-cash impairment charges related to our New Edge trade name of $3.1 million and $0.2 million during the years ended December 31, 2008 and 2009, respectively. In November of 2010, we decided to re-brand the New Edge Networks name as EarthLink Business. We recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down our New Edge trade name. As a result, there is no remaining carrying value related to the New Edge trade name.

        Definite-lived intangible assets.    As a result of the goodwill and indefinite-lived asset impairments in the New Edge reporting unit, we also tested this segment's definite-lived intangible assets for impairment. Because of the decrease in expected future cash from such definite-lived intangible assets, we concluded certain customer relationships were not fully recoverable and recorded a non-cash impairment charge of $11.6 million during the year ended December 31, 2008. We did not record any impairment charges for our definite-lived intangible assets during the years ended December 31, 2009 and 2010.

Restructuring and acquisition-related costs

        Restructuring and acquisition-related costs consisted of the following during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
2007 Restructuring Plan	$9,394	$5,743	$1,121
Legacy Restructuring Plans	(252)	(128)	294

Total facility exit and restructuring costs	9,142	5,615	1,415
Acquisition-related costs	—	—	20,953

Restructuring and acquisition-related costs	$9,142	$5,615	$22,368

        2007 Restructuring Plan.    In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations ("the 2007 Plan"). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. Since management continues to evaluate our businesses, there have been and may continue to be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $9.4 million, $5.7 million and $1.1 million during the years ended December 31, 2008, 2009 and 2010, respectively. The asset impairment charges primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to us.

        Legacy Restructuring Plans.    During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information. During the years ended December 31, 2008 and 2009, we recorded reductions of $0.3 million and $0.1 million, respectively, to facility exit and restructuring costs and during the year ended December 31, 2010, we recorded an additional $0.3 million of facility exit and restructuring costs as a result of changes in estimates for Legacy Plans.

        Acquisition-Related Costs.    Acquisition-related costs consist of external costs directly related to our acquisitions, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs and costs to settle stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition. Acquisition-related costs consisted of the following during the year ended December 31, 2010:

Year Ended December 31, 2010
(in thousands)
Transaction related costs	$10,164
Costs to settle postcombination stock-awards	5,742
Severance and retention costs	5,047

Total acquisition-related costs	$20,953

Gain (loss) on investments, net

        Gain (loss) on investments, net, consisted of the following during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Other-than-temporary impairment losses	$(3,556)	$(9,300)	$—
Cash distributions from investments	—	231	—
Gain from sale of Covad common stock	2,025	—	—
Gain from receipt of Virgin Mobile shares	4,352	—	—
Gain from receipt and sale of Sprint Nextel shares	—	7,641	100
Net change in fair value of auction rate securities and put right	(113)	107	5
Gains from sales of other investments	—	—	467

	$2,708	$(1,321)	$572

        We had an investment in Covad consisting of 6.1 million shares of Covad common stock. During the year ended December 31, 2008, Platinum Equity, LLC acquired all outstanding shares of Covad. As a result, we received cash of $6.3 million for our 6.1 million shares of Covad common stock and recognized a gain of $2.0 million based on our cost basis of the Covad common stock.

        During the year ended December 31, 2008, we received limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock in exchange for our investment in HELIO. We recognized a gain of $4.4 million as a result of this transaction. During the year ended December 31, 2009, Sprint Nextel and Virgin Mobile completed a merger and we received 2.4 million shares of Sprint Nextel common stock for our Virgin Mobile common stock. During the year ended

December 31, 2009, we sold 2.2 million of the Sprint Nextel shares for net proceeds of $8.2 million. We recorded a $7.6 million gain resulting from the receipt of Sprint Nextel shares and the subsequent sale. During the year ended December 31, 2010, we sold 0.2 million of the Sprint Nextel shares for net proceeds of $1.6 million and recognized a gain of $0.1 million.

        During the years ended December 31, 2008 and 2009, we held investments in auction rate securities. These securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gave us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as "put right"). During 2008, we recorded an other-than-temporary impairment of $9.9 million to reflect the auction rate securities at their fair value, as we no longer had the intent to hold the securities until maturity. We also elected a one-time transfer of our auction rate securities from the available-for-sale category to the trading category. We recorded the value of the put right in our Consolidated Balance Sheet with a corresponding $9.8 million gain on investments in the Consolidated Statement of Operations. We elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The other-than-temporary impairment, net of the gain on the put right, was $0.1 million during the year ended December 31, 2008. During the years ended December 31, 2009 and 2010, we recorded gains of $4.7 million and $5.3 million, respectively, related to the auction rate securities and recorded losses of $4.6 million and $5.3 million, respectively, related to the put right. The net gains during the years ended December 31, 2009 and 2010 are included in gain (loss) on investments, net, in the Consolidated Statements of Operations. During the years ended December 31, 2009 and 2010, we redeemed $9.6 million and $48.2 million, respectively, of our auction rate securities at par, plus accrued interest. As a result, we no longer held investments in auction rate securities as of December 31, 2010.

Interest expense and other, net

        Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (the "EarthLink Notes") and on ITC^DeltaCom's 10.5% senior secured notes due 2016 (the "ITC^DeltaCom Notes"); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

        Interest expense and other, net, increased $7.4 million, from $12.4 million during the year ended December 31, 2008 to $19.8 million during the year ended December 31, 2009. The increase was primarily due to a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields from deteriorating financial and credit markets. Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to the EarthLink Notes.

        Interest expense and other, net, increased $4.2 million, from $19.8 million during the year ended December 31, 2009 to $24.0 million during the year ended December 31, 2010. The increase was primarily due to the inclusion of ITC^DeltaCom interest expense. In connection with the ITC^DeltaCom acquisition, we assumed $325.0 million aggregate principal amount of the ITC^DeltaCom Notes. Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to the EarthLink Notes and a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields.

Income tax benefit (provision)

        We recognized an income tax benefit of $32.2 million during year ended December 31, 2008. This consisted primarily of a benefit of $56.1 million resulting from the release of a portion of our valuation allowance against our deferred tax assets, primarily related to net operating loss carryforwards. Offsetting this benefit was an income tax provision of $23.9 million recorded during the year ended December 31, 2008. The tax provision consisted of $7.0 million state income and federal and state alternative minimum tax ("AMT") amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $16.9 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards which were acquired in connection with acquisitions. We recognized an income tax benefit of $126.1 million during year ended December 31, 2009. This benefit consisted primarily of a benefit of $198.8 million resulting from the release of a portion of our valuation allowance against our deferred tax assets, primarily related to net operating loss carryforwards. During the year ended December 31, 2009, we determined we will more likely than not be able to utilize these deferred tax assets due to the generation of sufficient taxable income in the future. Offsetting this benefit was an income tax provision of $72.6 million, consisting of $9.3 million state income and federal and state AMT amounts payable and $63.3 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $56.8 million during the year ended December 31, 2010, which consisted of $7.3 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $49.5 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

        As of December 31, 2010, we maintained a valuation allowance of $39.2 million against certain deferred tax assets. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses as an adjustment to additional paid-in-capital. A valuation allowance of $7.2 million relates to net operating losses in certain jurisdictions where we believe it is "not more likely than not" to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

        To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to certain transactions such as equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

        As a result of our acquisition of ITC^DeltaCom in December 2010, we increased our net deferred tax assets by $70.7 million. Included in this amount is $123.3 of deferred tax assets relating to federal and state net operating losses. These amounts also include a valuation allowance of $5.6 million for certain jurisdictions.

Loss from discontinued operations, net of tax

        Loss from discontinued operations, net of tax, during the year ended December 31, 2008 reflects our municipal wireless broadband operations. In November 2007, management concluded that our municipal wireless broadband operations were no longer consistent with our strategic direction and our Board of Directors authorized management to pursue the divestiture of our municipal wireless broadband assets. The municipal wireless results of operations were previously included in our Consumer Services segment. As of December 31, 2008, the divestiture of our municipal wireless broadband assets was complete.

        The following table presents summarized results of operations related to our discontinued operations for the year ended December 31, 2008:

Year Ended December 31, 2008
(in thousands)
Revenues	$1,305
Operating costs and expenses	(4,569)
Impairment, facility exit and restructuring costs	(6,326)
Income tax benefit	1,084

Loss from discontinued operations, net of tax	$(8,506)

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

        Stock-based compensation expense was $20.1 million, $13.2 million and $10.0 million during the years ended December 31, 2008, 2009 and 2010, respectively. Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees.

Facility Exit and Restructuring Costs

        2007 Plan.    We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2008, 2009 and 2010, including changes during the year attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$28,165
Accruals	461	4,808	4,125	9,394
Payments	(12,502)	(6,174)	—	(18,676)
Non-cash charges	—	1,936	(4,125)	(2,189)

Balance as of December 31, 2008	—	16,694	—	16,694
Accruals	—	5,697	46	5,743
Payments	—	(5,442)	—	(5,442)
Non-cash charges	—	489	(46)	443

Balance as of December 31, 2009	—	17,438	—	17,438
Accruals	—	1,012	109	1,121
Payments	—	(5,205)	—	(5,205)
Non-cash charges	—	368	(109)	259

Balance as of December 31, 2010	$—	$13,613	$—	$13,613

        Legacy Plans.    As of December 31, 2010, all other costs associated with the Legacy Plans had been paid or otherwise settled.

Liquidity and Capital Resources

        The following table sets forth summarized cash flow data for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Net income	$178,584	$287,118	$81,480
Non-cash items	112,307	(58,711)	98,871
Changes in working capital	(60,279)	(19,785)	(25,902)

Net cash provided by operating activities	$230,612	$208,622	$154,449

Net cash provided by (used in) investing activities	$107,124	$(37,121)	$(454,193)

Net cash used in financing activities	$(24,999)	$(47,070)	$(68,299)

Operating activities

        Net cash provided by operating activities decreased during the years ended December 31, 2009 and 2010 primarily due to decreases in revenues as our overall subscriber base has decreased. However, this decrease was partially offset by reduced sales and marketing spending, reduced telecommunication costs and reduced customer support and bad debt expense as our overall subscriber base has decreased and become longer tenured, and reduced back-office support costs.

        Non-cash items include items that are not expected to generate or require the use of cash, such as depreciation and amortization relating to our network, facilities and intangible assets, net losses of equity affiliate, deferred income taxes, stock-based compensation, non-cash disposals and impairments of fixed assets, impairments of goodwill and intangible assets, gain (loss) on investments, net, amortization of debt discount, premium and issuance costs. The changes in non-cash items over the past two years was primarily due to noncash income taxes, as we recognized income tax benefits during the years ended December 31, 2008 and 2009 resulting from releases of our valuation allowance and recognized an income tax provision during the year ended December 31, 2010. Also contributing to the changes in non-cash items over the past two years were decreases in impairment of goodwill and intangible assets, depreciation and amortization expense and stock-based compensation.

        Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue. Cash used for working capital requirements decreased during the year ended December 31, 2009 compared to the prior year primarily due to reduced back office support and sales and marketing spending. Also contributing to the decrease were decreases in payments resulting from the 2007 Plan and from the discontinuation of our municipal wireless broadband operations. Cash used for working capital requirements increased during the year ended December 31, 2010 compared to the prior year primarily due to certain one-time payments relating to our acquisition of ITC^DeltaCom, including severance and related benefits and investment advisory and other professional fees, certain legal settlements and certain state and local tax audits and an increase in payments for workforce reduction initiatives.

Investing activities

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

        Our investing activities used cash of $454.2 million during the year ended December 31, 2010. This consisted primarily of $192.3 million of net cash used for the acquisition of ITC^DeltaCom and $9.1 million of cash paid to settle stock-based awards in connection with the acquisition. We also used $229.5 million of purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer-term marketable securities. Included in the net purchase amount was $48.2 million of proceeds received from the sale of auction rate securities. We also used cash of $24.0 million for capital expenditures, primarily associated with network and technology center related projects, which includes incremental capital spending for ITC^DeltaCom. Partially offsetting these amounts was $1.6 million of proceeds received from the sale of certain investments.

Financing activities

        Our financing activities used cash of $25.0 million during the year ended December 31, 2008. This consisted primarily of $31.9 million used to repurchase 3.8 million shares of our common stock and $2.7 million to pay off a capital lease obligation. Included in the share repurchase amount is the repurchase of approximately 2.5 million shares of common stock for approximately $22.7 million in connection with the termination of our convertible note hedge and warrant agreements. In connection with the issuance of the EarthLink Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to minimize the impact of the potential dilution upon conversion of the EarthLink Notes. In September 2008, we terminated our convertible note hedge and warrant agreements purchased approximately the shares of common stock the counterparties held in hedge positions. Partially offsetting cash used for repurchases were proceeds of $8.1 million from the exercise of stock options.

        Our financing activities used cash of $47.1 million during year ended December 31, 2009. This consisted primarily of $30.0 million for payment of dividends and $22.3 million used to repurchase 3.6 million shares of our common stock, offset by $5.3 million of proceeds from the exercise of stock options.

        Our financing activities used cash of $68.3 million during the year ended December 31, 2010. This consisted primarily of $67.5 million of dividend payments, $2.8 million to pay for early conversion of a portion of the EarthLink Notes and $0.9 million used to repurchase 0.1 million shares of our common stock. Under the terms of the indenture governing the EarthLink Notes, our payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes. In addition, as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. These uses of cash were partially offset by $2.8 million of proceeds from the exercise of stock options.

Future Uses of Cash and Funding Sources

Uses of cash

        Acquisitions.    We expect to use $370.0 million of cash upon closing of our acquisitions of One Communications and STS Telecom in the first half of 2011. However, this amount could fluctuate based on One Communications' shareholders right to elect to receive equity or cash for their portion of the transaction. We also expect to use cash for one-time costs related to these transactions, including transaction and closing costs, as well as integration costs. These transactions may result in significant costs and expenses, including those related to severance pay, payments to executive officers and key employees under retention plans, employee benefit costs, and legal, accounting and financial advisory fees. There are a number of systems that must be integrated, including management information, sales, billing and benefits. We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and systems of our acquisitions with ours. In addition, we expect to incur integration costs related to branding initiatives associated with changing the trade name to EarthLink Business.

        Debt and interest.    We expect to use cash related to our outstanding indebtedness. On November 15, 2011, holders of the EarthLink Notes have the right under the governing indenture to require us to repurchase the EarthLink Notes and the EarthLink Notes are convertible on October 15, 2011 and upon certain events. We will use cash to repurchase EarthLink Notes or in connection with holders' conversion of EarthLink Notes, if the holders exercise their right on those dates or potential future dates. In connection with our acquisition of ITC^DeltaCom, we assumed their outstanding $325 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016. As a result, we also expect to use cash for increased interest payments. We also may use cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to repurchase the ITC^DeltaCom Notes.

        Capital expenditures.    We believe that to remain competitive with much larger telecommunications and cable companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Dividends.    During the years ended December 31, 2009 and 2010, cash dividends declared were $0.28 and $0.62 per common share, respectively. In January 2011, we reduced the amount of our quarterly dividend from $0.16 per share to $0.05 per share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

        Cost reduction initiatives.    We plan to continue to implement cost reduction initiatives and to manage our business more efficiently. This may include outsourcing certain functions, renegotiating contacts with network service providers and consolidating or closing certain facilities, including our data centers. We may incur upfront costs in connection with implementing these initiatives. We will also continue to use cash to pay real estate obligations associated with facilities exited in our past restructuring plans and for workforce reduction initiatives.

        Other.    We may use cash to invest in or acquire other companies or to repurchase common stock. We expect to continue to evaluate and consider potential strategic transactions that we believe may complement our business. Although we continue to consider and evaluate potential strategic transactions, there can be no assurance that we will be able to consummate any such transaction.

        Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs required to repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the pricing of our access services, and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments, dividend payments and payments for outstanding indebtedness.

Sources of cash

        Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities, as well as the cash flow we generate from our operations. During the years ended December 31, 2008, 2009 and 2010, we generated $230.6 million, $208.6 million and $154.4 million in cash from operations, respectively. As of December 31, 2010, we had $243.0 million in cash and cash equivalents. In addition, we held short- and long-term marketable securities valued at $307.8 million and $12.3 million, respectively. Short-term marketable securities consist of investments that have effective maturity dates of up to one year from the balance sheet date. Long-term marketable securities consist of investments that have effective maturity dates greater than one year from the balance sheet date. During the year ended December 31, 2010, we sold $48.2 million of our auction rate securities to the selling broker at par, plus accrued interest. As such, we have no remaining liquidity risk regarding our auction rate securities. However, our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

        Our available cash and marketable securities, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we are likely to seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

        As of December 31, 2010, we had the following contractual commitments:

		Payment Due by Period
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
		(in millions)
Operating leases (1)	$98.0	$25.1	$43.9	$29.0	$—
Purchase commitments (2)	28.9	20.6	8.3	—	—
EarthLink Notes (3)	255.8	255.8	—	—	—
ITC^Deltacom Notes (4)	325.0	—	—	—	325.0

	$707.7	$301.5	$52.2	$29.0	$325.0

  (1)
  These amounts represent base rent payments under noncancellable operating leases for facilities and equipment that expire in various years through 2016, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $1.8 million, $1.9 million, $2.0 million and $1.1 million during the years ended December 31, 2011, 2012, 2013 and 2104, respectively.

  (2)
  We have entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. We also have commitments for certain advertising spending under non-cancelable agreements.

  (3)
  We have $255.8 million aggregate principal amount of EarthLink Notes outstanding. The EarthLink Notes are convertible on October 15, 2011 and upon certain events. We have the option to redeem the EarthLink Notes, in whole or in part, for cash, on or after November 15, 2011, provided that we have made at least ten semi-annual interest payments. In addition, the holders may require us to purchase all or a portion of their EarthLink Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

  (4)
  In connection with our acquisition of ITC^DeltaCom, we assumed ITC^DeltaCom's outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due April 1, 2016.

Share Repurchase Program

        The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2010, we had utilized approximately $604.1 million pursuant to the authorizations and had $145.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Income taxes

        Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties if it is more likely than not that additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

        We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. During the year ended December 31, 2009, we released $199.0 million of our valuation allowance related to our deferred tax assets. Of the valuation allowance release, $198.8 million was recorded as an income tax benefit in the Consolidated Statement of Operations and $0.2 million related to temporary differences and was recorded to accumulated other comprehensive income on the Consolidated Balance Sheet. These deferred tax assets relate primarily to net operating loss carryforwards which we determined we will more likely than not be able to utilize due to the generation of sufficient taxable income in the future. During the year ended December 31, 2010, we released $0.5 million of our valuation allowance related to our deferred tax assets. This valuation allowance release was a combination of an increase in valuation allowance of $0.4 million relating to stock compensation deferred tax assets, and a decrease in valuation allowance of $0.9 million relating to net operating loss carry forwards, which we determined we will "more likely than not" be able to utilize due to the generation of sufficient taxable income in the future in certain jurisdictions. Of this amount, $0.2 million is related to the use of certain tax benefits of stock compensation which are an adjustment to additional paid-in capital. Our determination was made based on our past performance and our belief that we will generate sufficient taxable income in the future to utilize our tax assets. Significant judgment was involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount or timing of the valuation allowance release.

        We continue to maintain a valuation allowance of $39.2 million against certain deferred tax assets. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital. A valuation allowance of $7.2 million relates to net operating losses in certain jurisdictions where we believe it is not more likely than not to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets. Adjustments could be required in the future if we estimate that the amount of deferred tax assets that we are more likely than not able to realize is more or less than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders' equity and/or decreasing the income tax provision in the statement of operations.

Recoverability of noncurrent assets

Goodwill and indefinite-lived intangible assets

        We test goodwill and indefinite-lived intangible assets for impairment at least annually. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite-lived intangible assets might be impaired. During the fourth quarter of 2008, our annual impairment test concluded that goodwill and certain intangible assets recorded as a result of our April 2006 acquisition of New Edge were impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill and $3.1 million for the indefinite-lived trade name. During the fourth quarter of 2009, our annual impairment test concluded that goodwill and certain intangible assets recorded as a result of the New Edge acquisition were further impaired and we recorded non-cash impairment charges related to the New Edge reporting unit of $23.9 million for goodwill and $0.2 million for the indefinite-lived trade name. As a result, there is no remaining carrying value related to New Edge goodwill.

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

        Although we operate two reportable segments, we have identified three reporting units for evaluating goodwill, which are Consumer Services (which consists of our consumer product offerings including narrowband and broadband access, VoIP and value-added services), EarthLink Business and Web Hosting. The Consumer Services reportable segment is one reporting unit, while the Business Services reportable segment consists of two reporting units, EarthLink Business and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. Goodwill resulting from our ITC^DeltaCom acquisition was allocated to the EarthLink Business reporting unit. There is no remaining goodwill from our New Edge acquisition. Goodwill resulting from all other acquisitions related to consumer products and was allocated to the Consumer Services reporting unit. No goodwill is allocated to our Web Hosting reporting unit.

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

Fair value measurements

        We utilized unobservable (Level 3) inputs in determining the fair value of certain assets, which included auction rate securities with a carrying value and fair value of $42.9 million as of December 31, 2009 and our put right with a carrying value and fair value of $5.2 million as of December 31, 2009.

        Our auction rate securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in us continuing to hold such securities. Prior to February 2008, due to the auction process, quoted market prices were readily available, which would have qualified as Level 1. However, due to events in credit markets beginning in February 2008, these securities did not have readily determinable market values and were not liquid. The fair values of our auction rate securities as of December 31, 2009 were estimated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to the failed auctions, we classified these instruments within Level 3. We elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair value of the put right was estimated using a discounted cash flow analysis and was classified within Level 3.

        Determining the fair values of our auction rate securities and put right required judgment. If other assumptions and estimates had been used in the current period, the fair value of our auction rate securities and put right could have been materially impacted.

Business Combinations

        We recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our consolidated statements of operations.

        Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

        Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

  •
  future expected cash flows from customer contracts and acquired developed technologies and patents;

  •
  the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and

  •
  discount rates.

        Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

        For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine their estimated amounts.

        If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions' and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Cost of Revenues

        Cost of revenues includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

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

        In December 2010, the FASB issued new guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

        Also in December 2010, the FASB issued new guidance on disclosure of supplementary pro forma financial information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of the new guidance to have a material impact on its financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

        We are exposed to interest rate risk with respect to its investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we have historically maintained our portfolio of investments in a variety of securities, including government agency notes, asset-backed debt securities (including auction rate debt securities) and commercial paper, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2009 and 2010, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

        As of December 31, 2009, our investments in marketable securities included $42.9 million of auction rate securities with a weighted average interest rate of 1.42%. During the year ended December 31, 2010, we sold our auction rate securities to the selling broker at par, plus accrued interest. As a result, we no longer held investments in auction rate securities as of December 31, 2010. These securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years. These securities were issued by various municipalities and state regulated higher education agencies and were predominantly secured by pools of student loans guaranteed by the agencies and reinsured by the U.S. Department of Education. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. In October 2008, we entered into an agreement with the broker that sold us our auction rate securities that gave us the right to sell our existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. We elected a one-time transfer of our auction rate securities from the available-for-sale category to the trading category. We also elected the fair value option for the put right to offset the fair value changes of the auction rate securities.

        We are also exposed to interest rate risk with respect to our convertible senior notes due November 15, 2026 (the "EarthLink Notes") and with ITC^DeltaCom's senior secured notes due April 1, 2016 (the "ITC^DeltaCom Notes"). The fair value of these notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The EarthLink Notes bear interest at a fixed rate of 3.25% per year until November 15, 2011, and 3.50% interest per year thereafter, and the ITC^DeltaCom Notes bear interest at a fixed rate of 10.5% per year until April 1, 2016. As of December 31, 2009 and 2010, the principal amount of the EarthLink Notes was $258.8 million and $255.8 million, respectively, and the fair value was approximately $279.8 million and $300.3 million, respectively, which was based on the quoted market price. As of December 31, 2010, the principal amount of the ITC^DeltaCom notes was $325.0 million and the fair value of the ITC^DeltaCom Notes was approximately $352.6 million, based on quoted market prices.

Equity Risk

        We are exposed to equity price risk as it relates to changes in the market value of our equity investments. In the past, we have invested in equity instruments of public and private companies for operational and strategic purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. We typically do not attempt to reduce or eliminate our market exposure in these equity instruments.

        During the year ended December 31, 2009, we sold our remaining equity investments in other companies. As a result, we no longer held investments in other companies as of December 31, 2010. The following table presents the carrying value and fair value of our financial instruments subject to equity risk as of December 31, 2009:

	As of December 31, 2009
	Carrying Amount	Estimated Fair Value
	(in thousands)
Investments in other companies for which it is:
Practicable to estimate fair value	$1,529	$1,529
Not practicable to estimate fair value	—	N/A

Item 8.    Financial Statements And Supplementary Data.

EARTHLINK, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited EarthLink, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ITC^DeltaCom, which is included in the 2010 consolidated financial statements of EarthLink, Inc. and constituted $696.5 million and $255.3 million of total and net assets, respectively, as of December 31, 2010 and $26.6 million and ($6.2) million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of EarthLink, Inc. also did not include an evaluation of the internal control over financial reporting of ITC^DeltaCom.

        In our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of EarthLink, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2011

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$610,995	$242,952
Marketable securities	84,966	307,814
Restricted cash	—	2,270
Accounts receivable, net of allowance of $1,736 and $1,182 as of December 31, 2009 and 2010, respectively	20,560	60,216
Prepaid expenses	4,374	12,723
Deferred income taxes, net	46,063	45,661
Other current assets	16,423	14,240

Total current assets	783,381	685,876
Long-term marketable securities	—	12,304
Property and equipment, net	34,267	241,111
Deferred income taxes, net	153,132	170,213
Purchased intangible assets, net	11,550	135,364
Goodwill	88,920	277,810
Other long-term assets	3,368	1,240

Total assets	$1,074,618	$1,523,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,270	$17,272
Accrued payroll and related expenses	25,093	18,402
Other accrued liabilities	34,659	75,629
Deferred revenue	25,728	40,921
Convertible senior notes, net of discount of $26,502 and $12,722 as of December 31, 2009 and 2010, respectively	232,248	243,069

Total current liabilities	323,998	395,293
Long-term debt, including premium of $26,251 as of December 31, 2010	—	351,251
Other long-term liabilities	16,596	19,506

Total liabilities	340,594	766,050
Commitments and contingencies (See Note 15)
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2009 and 2010	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 190,472 and 191,825 shares issued as of December 31, 2009 and 2010, respectively, and 107,132 and 108,382 shares outstanding as of December 31, 2009 and 2010, respectively	1,905	1,918
Additional paid-in capital	2,118,100	2,061,555
Accumulated deficit	(729,715)	(648,235)
Treasury stock, at cost, 83,340 and 83,443 shares, respectively, as of December 31, 2009 and 2010	(656,760)	(657,611)
Accumulated other comprehensive income	494	241

Total stockholders' equity	734,024	757,868

Total liabilities and stockholders' equity	$1,074,618	$1,523,918

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2009	2010
	(in thousands, except per share data)
Revenues	$955,577	$723,729	$622,212
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	349,467	265,668	234,633
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	317,356	222,181	178,417
Depreciation and amortization	36,333	23,962	23,390
Impairment of goodwill and intangible assets	78,672	24,145	1,711
Restructuring and acquisition-related costs	9,142	5,615	22,368

Total operating costs and expenses	790,970	541,571	460,519

Income from operations	164,607	182,158	161,693
Gain (loss) on investments, net	2,708	(1,321)	572
Interest expense and other, net	(12,409)	(19,804)	(23,981)

Income from continuing operations before income taxes	154,906	161,033	138,284
Income tax benefit (provision)	32,184	126,085	(56,804)

Income from continuing operations	187,090	287,118	81,480
Loss from discontinued operations, net of tax	(8,506)	—	—

Net income	$178,584	$287,118	$81,480

Basic net income per share
Continuing operations	$1.71	$2.69	$0.75
Discontinued operations	(0.08)	—	—

Basic net income per share	$1.63	$2.69	$0.75

Basic weighted average common shares outstanding	109,531	106,909	108,057

Diluted net income per share
Continuing operations	$1.68	$2.66	$0.74
Discontinued operations	(0.08)	—	—

Diluted net income per share	$1.61	$2.66	$0.74

Diluted weighted average common shares outstanding	111,051	108,084	109,468

Dividends declared per common share	$—	$0.28	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit				Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2007	186,490	$1,865	$2,107,584	$(1,191,390)	(75,943)	$(602,564)	$(977)	$314,518
Cumulative effect of change in accounting principle	—	—	—	(4,027)	—	—	—	(4,027)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,774	18	5,728	—	—	—	—	5,746
Tax benefit from equity awards	—	—	1,017	—	—	—	—	1,017
Termination of convertible note hedge and warrant agreements	—	—	1,425	—	—	—	—	1,425
Stock-based compensation expense	—	—	20,133	—	—	—	—	20,133
Repurchase of common stock	—	—	—	—	(3,805)	(31,856)	—	(31,856)
Reclassification adjustment for realized gains and losses on certain investments	—	—	—	—	—	—	893	893
Unrealized holding gains on certain investments, net of tax	—	—	—	—	—	—	42	42	$42
Net income	—	—	—	178,584	—	—	—	178,584	178,584

Total comprehensive income									$178,626

Balance as of December 31, 2008	188,264	1,883	2,135,887	(1,016,833)	(79,748)	(634,420)	(42)	486,475

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	2,208	22	5,054	—	—	—	—	5,076
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(5,450)	—	—	—	—	(5,450)
Dividends paid on shares outstanding and restricted stock units	—	—	(30,006)	—	—	—	—	(30,006)
Dividends payable on restricted stock units	—	—	(616)	—	—	—	—	(616)
Stock-based compensation expense	—	—	13,231	—	—	—	—	13,231
Repurchase of common stock	—	—	—	—	(3,592)	(22,340)	—	(22,340)
Unrealized holding gains on certain investments, net of tax	—	—	—	—	—	—	536	536	$536
Net income	—	—	—	287,118	—	—	—	287,118	287,118

Total comprehensive income									$287,654

Balance as of December 31, 2009	190,472	1,905	2,118,100	(729,715)	(83,340)	(656,760)	494	734,024

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,353	13	2,738	—	—	—	—	2,751
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(3,535)	—	—	—	—	(3,535)
Dividends paid on shares outstanding and restricted stock units	—	—	(67,474)	—	—	—	—	(67,474)
Dividends payable on restricted stock units	—	—	(514)	—	—	—	—	(514)
Stock-based compensation expense	—	—	9,919	—	—	—	—	9,919
Restricted stock units assumed and converted	—	—	2,275	—	—	—	—	2,275
Debt redemption	—	—	(176)	—	—	—	—	(176)
Change in deferred tax asset	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	(103)	(851)	—	(851)
Unrealized holding losses on certain investments, net of tax	—	—	—	—	—	—	(253)	(253)	$(253)
Net income	—	—	—	81,480	—	—	—	81,480	81,480

Total comprehensive income									$81,227

Balance as of December 31, 2010	191,825	$1,918	$2,061,555	$(648,235)	(83,443)	$(657,611)	$241	$757,868

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Cash flows from operating activities:
Net income	$178,584	$287,118	$81,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,333	23,962	23,390
Impairment of goodwill and intangible assets	78,672	24,145	1,711
Non-cash income taxes	(42,714)	(135,359)	49,536
Stock-based compensation	20,133	13,231	9,959
Amortization of debt discount, premium and issuance costs	12,513	13,644	14,294
Loss on disposals and impairments of assets	10,078	345	725
(Gain) loss on investments in other companies, net	(2,708)	1,321	(572)
Gain on conversion of debt	—	—	(172)
Decrease in accounts receivable, net	10,929	10,009	16
(Increase) decrease in prepaid expenses and other assets	(4,535)	8,193	1,490
Decrease in accounts payable and accrued and other liabilities	(54,632)	(29,839)	(25,175)
Decrease in deferred revenue	(12,041)	(8,148)	(2,233)

Net cash provided by operating activities	230,612	208,622	154,449
Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(192,252)
Purchases of property and equipment	(5,681)	(13,119)	(24,025)
Purchases of investments in marketable securities	(53,027)	(56,702)	(362,127)
Sales and maturities of investments in marketable securities	109,929	24,259	132,592
Payments to settle precombination stock awards	—	—	(9,062)
Purchases of subscriber bases	(1,232)	—	—
Proceeds received from investments in other companies	57,070	8,441	1,618
Other	65	—	(937)

Net cash provided by (used in) investing activities	107,124	(37,121)	(454,193)
Cash flows from financing activities:
Repurchases of common stock	(31,856)	(22,340)	(851)
Payment of dividends	—	(30,006)	(67,474)
Proceeds from exercises of stock options	8,139	5,312	2,829
Principal payments under capital lease obligations	(2,707)	(36)	(35)
Other financing activities	1,425	—	(2,768)

Net cash used in financing activities	(24,999)	(47,070)	(68,299)

Net increase (decrease) in cash and cash equivalents	312,737	124,431	(368,043)
Cash and cash equivalents, beginning of year	173,827	486,564	610,995

Cash and cash equivalents, end of year	$486,564	$610,995	$242,952

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        EarthLink, Inc. ("EarthLink" or the "Company"), together with its consolidated subsidiaries, provides a comprehensive suite of communications services to individual and business customers. The Company operates two reportable segments, Consumer Services and Business Services. The Company's Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. The Company's Business Services segment provides integrated communications to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. The Company provides its Consumer Services primarily through third-party telecommunications service providers, and provides its Business Services primarily through a nationwide fiber optic-based network utilizing Multi-Protocol Label Switching ("MPLS") and other technologies and a 14-state fiber optic network. The Company also sells transmission capacity to other communications providers on a wholesale basis. For further information concerning the Company's business segments, see Note 18, "Segment Information."

2.     Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of EarthLink and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Discontinued Operations

        The Company reflected its municipal wireless broadband results of operations as discontinued operations for the year ended December 31, 2008. See Note 5, "Discontinued Operations," for further discussion.

Business Combinations

        The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's Consolidated Statements of Operations.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the allowance for doubtful accounts; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; expected results of disputed vendor charges for cost of services; facility exit and restructuring liabilities; fair values of investments; stock-based compensation; unrecognized tax benefits; contingent liabilities and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

        Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consist of government and agency notes, which include U.S. treasury securities and government-sponsored debt securities, commercial paper and corporate debt securities, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders' equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are included in gain (loss) on investments, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

        As of December 31, 2009, marketable securities also included auction rate securities. The Company's auction rate securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012 (herein referred to as the "put right"). As a result of the put right, these securities were classified as short-term marketable securities in the Consolidated Balance Sheet as of December 31, 2009. The Company's auction rate securities were classified as trading securities and were carried at fair value, with unrealized gains and losses included in gain (loss) on investments, net, in the Consolidated Statements of Operations. During the year ended December 31, 2010, the Company sold its auction rate securities to the selling broker at par, plus accrued interest. As a result, the Company no longer held investments in auction rate securities as of December 31, 2010. See Note 6, "Investments," for more information.

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

Allowance for Doubtful Accounts

        EarthLink maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs, the credit quality of its customers, the general economic environment and other factors that may affect customers' ability to pay. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's allowance for doubtful accounts was $1.7 million and $1.2 million as of December 31, 2009 and 2010, respectively. The Company recorded bad debt expense of $16.1 million, $6.2 million and $3.6 million during the years ended December 31, 2008, 2009 and 2010, respectively. The Company's write-offs of uncollectible accounts were $18.5 million, $8.5 million and $4.1 million during the years ended December 31, 2008, 2009 and 2010, respectively.

Inventory

        Inventory primarily consists of customer premises equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are stated at the acquisition date fair value. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in interest expense and other, net, or as facility exit and restructuring costs, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses. Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. The estimated useful lives of property and equipment are as follows:

Buildings	15–30 years
Fiber optic network	10–20 years
Telecommunciations equipment	2–10 years
Computer hardware and software	2–5 years
Furniture, fixtures and office equipment	2–5 years
Customer acquisition costs	31–36 months
Leasehold improvements	Shorter of estimated useful life or lease term

        The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs related to its Business Services customers to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.

Investments

        Equity investments in other companies.    Investments in other companies are accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the companies' operations. Under the cost method of accounting, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classifies its investments as available for sale and, accordingly, records these investments at their fair values with unrealized gains and losses included as a separate component of stockholders' equity and in total comprehensive income. Upon sale or liquidation, realized gains and losses are included in the Consolidated Statement of Operations. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis.

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

        Put right.    The Company had a put right to sell its auction rate securities back to the broker. The put right was classified as other current assets in the Consolidated Balance Sheet as of December 31, 2009. The Company elected the fair value option for the put right and recorded the put right at fair value, with changes in fair value recognized as gain (loss) on investments, net, in the Consolidated Statement of Operations. The fair value of the put right was estimated using a discounted cash flow analysis. During the year ended December 31, 2010, the Company sold its auction rate securities to the selling broker at par, plus accrued interest. As a result, the Company no longer had a put right as of December 31, 2010. See Note 6, "Investments," for more information.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and indefinite-lived intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might be permanently impaired. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. The first step of the impairment test involves comparing the estimated fair value of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. Impairment testing of intangible assets deemed to have indefinite lives is performed by comparing the carrying value of the asset to the fair value. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized equal to the excess.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

        General.    EarthLink recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. EarthLink's customers generally pay in advance for their services, and revenue is recognized ratably over the service period. Advance payments from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.

        Consumer Services.    The Company's Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via cable and DSL and Voice-over-Internet Protocol ("VoIP")). The Company's Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. Value-added services revenues consist of fees charged for ancillary services; fees charged for paid placements for searches; delivering traffic to EarthLink's partners in the form of subscribers, page views or e-commerce transactions; advertising EarthLink partners' products and services in EarthLink's various online properties; and referring EarthLink customers to partners' products and services. Advertising revenues are recorded when earned based on the per unit contractual rate and the number of units sold, number of subscriber impressions, or number of subscriber purchases or actions.

        Business Services.    The Company's Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. The Company's Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence.

        When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.

        The Company generates revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, the Company may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. The Company identifies the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), the Company recognizes revenue for a delivered element only when the remaining elements in the arrangement are delivered.

        Gross versus net revenue recognition.    EarthLink maintains relationships with certain telecommunication partners in which it provides services to customers using the "last mile" element of the telecommunication providers' networks. The term "last mile" generally refers to the element of

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

telecommunications networks that is directly connected to homes and businesses. Generally, when EarthLink is the primary obligor in the transaction with the subscriber, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, EarthLink records the revenue at the amount billed the subscriber. If EarthLink is not the primary obligor and/or the broadband partner has latitude in establishing prices, EarthLink records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

        The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Operations.

Cost of Revenues

        Cost of revenues includes costs directly associated with providing services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues for the Company's Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide the Company's Internet access services; fees paid to content providers for information provided on the Company's online properties; and the cost of equipment sold to customers for use with the Company's services. Consumer Services cost of revenues also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis. EarthLink classifies the costs of sales incentives as cost of revenues.

        Cost of revenues for the Company's Business Services segment primarily consists of the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers for use with the Company's services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside the southeastern United States. These costs are expensed as incurred. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company's service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results.

Selling, General and Administrative Expense

        The Company's selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, and legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, property taxes, travel, insurance, rent, advertising and other administrative expenses.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

        Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising expenses were $21.6 million, $13.8 million and $12.4 million during the years ended December 31, 2008, 2009 and 2010, respectively.

Stock-Based Compensation

        As of December 31, 2010, EarthLink had various stock-based compensation plans, which are more fully described in Note 12, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

Restructuring and Acquisition-Related Costs

        The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining lease estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as restructuring and acquisition-related costs in the Consolidated Statements of Operations.

        Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. Acquisition-related costs consist of external costs directly related to EarthLink's acquisitions, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs and costs resulting from the settlement of stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition. See Note 3, "Acquisitions," for more detail.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if it is more likely than not that those assets will not be realized. EarthLink considers many factors when assessing the likelihood of future realization including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

        The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

Earnings per Share

        The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units, phantom share units and convertible debt (collectively "Common Stock Equivalents"), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of phantom share units is reflected on an if-converted basis. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands, except per share data)
Numerator
Income from continuing operations	$187,090	$287,118	$81,480
Loss from discontinued operations	(8,506)	—	—

Net income	$178,584	$287,118	$81,480

Denominator
Basic weighted average common shares outstanding	109,531	106,909	108,057
Dilutive effect of Common Stock Equivalents	1,520	1,175	1,411

Diluted weighted average common shares outstanding	111,051	108,084	109,468

Basic net income per share
Continuing operations	$1.71	$2.69	$0.75
Discontinued operations	(0.08)	—	—

Basic net income per share	$1.63	$2.69	$0.75

Diluted net income per share
Continuing operations	$1.68	$2.66	$0.74
Discontinued operations	(0.08)	—	—

Diluted net income per share	$1.61	$2.66	$0.74

        During the years ended December 31, 2008, 2009 and 2010, approximately 8.4 million, 4.9 million and 2.6 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. The shares that underlie the Company's convertible senior notes were also excluded from the calculation of diluted earnings per share during the years ended December 31, 2008 and 2009 because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

Comprehensive Income

        Comprehensive income as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income includes unrealized gains and losses which are excluded from the Consolidated Statements of Operations. For the years ended December 31, 2008, 2009 and 2010, these amounts included changes in unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

Certain Risks and Concentrations

        Credit Risk.    By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents, marketable securities and trade receivables. In addition, credit risk for the Company's cash equivalents and marketable securities may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of the Company's cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect the Company's financial position, results of operations and cash flows.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company's cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2009, two companies each accounted for more than 10% of gross accounts receivable. As of December 31, 2010, one company accounted for approximately 10% of gross accounts receivable. Management regularly evaluates the recoverability of its investments in other companies based on the performance and the financial position of those companies as well as other evidence of market value.

        Regulatory Risk.    The Company is subject to certain regulations and requirements of the Federal Communications Commission (the "FCC") and various state public service commissions. Please refer to "Regulatory Environment" in the Business section of this Annual Report on Form 10-K for a discussion of the regulatory risks to which the Company is subject.

        Supply Risk.    The Company's business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services the Company requires, and the majority of its network services are currently purchased from a limited number of network service providers. Although management believes that alternate network providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company combined sales and marketing, operations and customer support and general and administrative expenses into selling, general and administrative expenses. In addition, the Company reclassified depreciation expense from cost of revenues and selling, general and administrative expenses to depreciation and amortization. Approximately $11.5 million and $8.1 million was reclassified from cost of revenues to depreciation and amortization during the years ended

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2009, respectively, and approximately $11.5 million and $8.1 million was reclassified from selling, general and administrative expenses to depreciation and amortization during the years ended December 31, 2008 and 2009, respectively.

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

        In December 2010, the FASB issued new guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

        Also in December 2010, the FASB issued new guidance on disclosure of supplementary pro forma financial information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

3.     Acquisitions

Acquisition of ITC^DeltaCom

        On December 8, 2010, EarthLink completed its acquisition of ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S., for $3.00 per share and the assumption of debt. Under the terms of the merger agreement, EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. The acquisition will enable EarthLink to become an IP infrastructure and managed services provider by combining its existing business services with ITC^Deltacom's integrated communications business.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the preliminary fair value of consideration transferred to acquire ITC^DeltaCom (in thousands):

Acquisition of approximately 83.8 million shares of outstanding common stock of ITC^DeltaCom at $3.00 per share in cash	$251,489
Estimated fair value of retricted stock units assumed and converted	2,275

Total estimated consideration	$253,764

        The Company allocated the total estimated consideration to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the preliminary amounts of identified assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Acquired Assets:
Cash and cash equivalents	$59,237
Property and equipment	200,546
Goodwill	188,890
Intangible assets	131,200 *
Deferred tax assets, net	66,531
Other assets*	59,365

Total assets	705,769

Assumed Liabilities:
Senior secured notes due 2016	(351,520)
Deferred revenue	(17,905)
Other liabilities	(82,580)

Total liabilities	(452,005)

Total consideration	$253,764

*
Includes a fair value of $39.7 million assigned to accounts receivable which had a gross contractual value of $43.4 million as of December 8, 2010. The $3.7 million difference represents the Company's best estimate of the contractual cash flows that will not be collected.

        In connection with the merger, each ITC^DeltaCom stock option was cancelled in exchange for cash equal to the difference between the merger consideration and the exercise price, and certain ITC^DeltaCom restricted stock units were cancelled in exchange for cash equal to the merger consideration. Cash paid to settle stock-based awards attributable to precombination service was recorded as goodwill, and cash paid to settle stock-based awards attributable to postcombination service was recorded as operating expense in the postcombination statement of operations. A total of $14.8 million was paid to settle stock options and restricted stock units, of which $9.1 million was recorded as a liability assumed and $5.7 million was recorded as operating expense in the postcombination statement of operations.

        Also in connection with the merger, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted attributable to precombination services was included in the total consideration transferred, while the fair value of restricted stock units assumed and converted attributable to postcombination services will be recorded as operating expenses in the postcombination statement of operations on a straight-line basis over the remaining service periods. The total fair value of restricted stock units assumed and converted was $5.3 million, of which $2.3 million was included in the total consideration transferred and $3.0 million will be recorded as operating expense in the Consolidated Statement of Operations on a straight-line basis over the remaining service periods.

        Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and ITC^DeltaCom. All of the goodwill was assigned to the Company's Business Services segment. The goodwill recognized is not expected to be deductible for income tax purposes.

        The following table summarizes the components of intangible assets acquired in connection with the ITC^DeltaCom acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$117,600	5 – 6 years
Developed technology	9,900	6 years
Trade name	3,700	3 years

Total intangible assets	$131,200

        Customer relationships represent the fair values of the underlying relationships and agreements with ITC^DeltaCom's customers. Developed technology represents the fair values of ITC^DeltaCom's processes, patents and trade secrets related to the design and development of ITC^DeltaCom's internally used software and technology. This proprietary know-how can be leveraged to develop new technology and improve EarthLink's existing technologies. The trade name represents the fair values of brand and name recognition associated with ITC^DeltaCom's services.

        In connection with the acquisition, EarthLink assumed ITC^DeltaCom's outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due 2016 (the "ITC^DeltaCom Notes"). The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the ITC^DeltaCom Notes. Under the related indenture, following the consummation of the merger, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount. The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011. The remaining ITC^DeltaCom Notes remain outstanding as obligations of ITC^DeltaCom and its subsidiaries following the merger.

        During the year ended December 31, 2010, EarthLink incurred $10.2 million of external costs directly related to EarthLink's acquisition of ITC^DeltaCom, such as advisory, legal, accounting, valuation and other professional fees. These expenses are included in restructuring and acquisition-related costs in the Company's Consolidated Statement of Operations for the year ended December 31, 2010.

        The results of operations of ITC^DeltaCom have been included in EarthLink's consolidated financial statements since the acquisition date. The amount of ITC^DeltaCom's revenue and net loss included in EarthLink's Consolidated Statement of Operations for the year ended December 31, 2010 was

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$26.6 million and $6.2 million, respectively. The following unaudited pro forma revenue and earnings of the combined entity assumes the acquisition occurred on January 1, 2009:

	Year Ended December 31,
	2009	2010
	(in thousands)
Total revenues	$1,193,053	$1,037,058
Net income	265,611	75,054

Pending Acquisitions

        On December 20, 2010, EarthLink entered into an agreement to acquire One Communications Corp. ("One Communications"), a privately-held, multi-regional integrated telecommunications solutions provider in the United States. EarthLink will acquire One Communications in a transaction valued at $370 million. One Communications stockholders have the right to elect to receive the net merger consideration in the form of cash or EarthLink common stock. The acquisition will further transform EarthLink into an IP infrastructure and managed services provider by expanding its IP network footprint. Under the terms of the merger agreement, EarthLink will acquire 100% of One Communications in a merger transaction with One Communications surviving as a wholly-owned subsidiary of EarthLink. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2011.

        Also in December 2010, EarthLink entered into an agreement to acquire Saturn Telecommunication Services Inc. ("STS Telecom"), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida, for approximately $28.0 million of cash. STS Telecom currently operates a sophisticated VoIP platform. EarthLink plans to leverage STS Telecom's expertise in managed hosted VoIP on a nationwide basis as part of its Business Service offerings.

4.     Restructuring and Acquisition-Related Costs

        Restructuring and acquisition-related costs consisted of the following during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
2007 Restructuring Plan	$9,394	$5,743	$1,121
Legacy Restructuring Plans	(252)	(128)	294

Total facility exit and restructuring costs	9,142	5,615	1,415
Acquisition-related costs	—	—	20,953

Restructuring and acquisition-related costs	$9,142	$5,615	$22,368

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the latter half of 2007 and during the year ended December 31, 2008. However, since management continues to evaluate EarthLink's businesses, there have been and may continue to be supplemental provisions for new cost savings initiatives as well as changes in estimates to amounts previously recorded.

        The following table summarizes facility exit and restructuring costs during the years ended December 31, 2008, 2009 and 2010 and the cumulative costs incurred to date as a result of the 2007 Plan. Such costs have been classified as restructuring and acquisition-related costs in the Consolidated Statements of Operations.

	Year Ended December 31,			Cumulative Costs Incurred To Date
	2008	2009	2010
	(in thousands)
Severance and personnel-related costs	$461	$—	$—	$30,764
Lease termination and facilities-related costs	4,808	5,697	1,012	23,733
Non-cash asset impairments	4,125	46	109	24,901
Other associated costs	—	—	—	1,131

	$9,394	$5,743	$1,121	$80,529

        The Company recorded $9.4 million, $5.7 million and $1.1 million of facility exit and restructuring costs during the years ended December 31, 2008, 2009 and 2010, respectively, primarily as a result of changes to sublease estimates in its exited facilities and further consolidation in its Atlanta, Georgia facility. The asset impairment charges classified as restructuring and acquisition-related costs in the Consolidated Statements of Operations primarily relate to fixed asset write-offs due to facility closings and consolidations and the termination of certain projects for which costs had been capitalized. These assets were impaired as the carrying values of the assets exceeded the expected future undiscounted cash flows to the Company.

        The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2008, 2009 and 2010, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Severance and Benefits	Facilities	Asset Impairments	Other Costs	Total
	(in thousands)
Balance as of December 31, 2007	$12,041	$16,124	$—	$—	$28,165
Accruals	461	4,808	4,125	—	9,394
Payments	(12,502)	(6,174)	—	—	(18,676)
Non-cash charges	—	1,936	(4,125)	—	(2,189)

Balance as of December 31, 2008	—	16,694	—	—	16,694
Accruals	—	5,697	46	—	5,743
Payments	—	(5,442)	—	—	(5,442)
Non-cash charges	—	489	(46)	—	443

Balance as of December 31, 2009	—	17,438	—	—	17,438
Accruals	—	1,012	109	—	1,121
Payments	—	(5,205)	—	—	(5,205)
Non-cash charges	—	368	(109)	—	259

Balance as of December 31, 2010	$—	$13,613	$—	$—	$13,613

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2009 and 2010, approximately $5.1 million and $4.7 million, respectively, was classified as other accrued liabilities and approximately $12.3 million and $8.9 million, respectively, was classified as other long-term liabilities.

Legacy Restructuring Plans

        During the years ended December 31, 2003, 2004 and 2005, EarthLink executed a series of plans to restructure and streamline its contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as restructuring and acquisition-related costs in the Consolidated Statements of Operations. During the years ended December 31, 2008 and 2009, EarthLink recorded reductions of $0.3 million and $0.1 million, respectively, to facility exit and restructuring costs as a result of changes in estimates. During the year ended December 31 2010, EarthLink recorded $0.3 million of facility exit and restructuring costs related to Legacy Plans as a result of changes in estimates. As of December 31, 2010, all costs related to Legacy Plans had been paid or otherwise settled.

Acquisition-Related Costs

        Acquisition-related costs consist of external costs directly related to EarthLink's acquisitions, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs and costs resulting from cash paid to settle stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition. Acquisition-related costs consisted of the following during the year ended December 31, 2010:

Year Ended December 31, 2010
(in thousands)
Transaction related costs	$10,164
Costs to settle postcombination stock awards	5,742
Severance and retention costs	5,047

Total acquisition-related costs	$20,953

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents summarized results of operations related to the Company's discontinued operations for the year ended December 31, 2008:

Year Ended December 31, 2008
(in thousands)
Revenues	$1,305
Operating costs and expenses	(4,569)
Impairment, facility exit and restructuring costs	(6,326)
Income tax benefit	1,084

Loss from discontinued operations, net of tax	$(8,506)

        During the year ended December 31, 2008, the Company recorded restructuring costs in connection with the 2007 Plan of $6.3 million related to the municipal wireless broadband operations. These charges are reflected within loss from discontinued operations, net of tax, in the Consolidated Statements of Operations. All costs have been paid or otherwise settled.

6.     Investments

Marketable Securities

        The Company's marketable securities consisted of the following as of December 31, 2009 and 2010:

	As of December 31,
	2009	2010
	(in thousands)
Auction rate securities	$42,906	$—
Government and agency securities	42,060	284,441
Commercial paper	—	14,666
Corporate debt securities	—	21,011

Total marketable securities	84,966	320,118
Less: classified as current	(84,966)	(307,814)

Total long-term marketable securities	$—	$12,304

        The Company's auction rate securities were variable-rate debt instruments whose underlying agreements had contractual maturities of up to 40 years, but had interest rate reset periods at pre-determined intervals, usually every 28 days. These securities were predominantly secured by student loans guaranteed by state related higher education agencies and reinsured by the U.S. Department of Education. Beginning in February 2008, auctions for these securities failed to attract sufficient buyers, resulting in the Company continuing to hold such securities. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. As a result of the put right, these securities were classified as short-term marketable securities in the Consolidated Balance Sheet as of December 31, 2009.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During the years ended December 31, 2009 and 2010, the Company redeemed $9.6 million and $48.2 million, respectively, of its auction rate securities at par, plus accrued interest. As a result, the Company no longer held investments in auction rate securities as of December 31, 2010. During the years ended December 31, 2009 and 2010, the Company recorded gains of $4.7 million and $5.3 million, respectively, related to the auction rate securities and recorded losses of $4.6 million and $5.3 million, respectively, related to the put right. The net gains during the years ended December 31, 2009 and 2010 are included in gain (loss) on investments, net, in the Consolidated Statements of Operations. See Note 16, "Fair Value Measurements," for a table that reconciles the beginning and ending balances of the auction rate securities.

        The following table summarizes gross unrealized gains and losses as of December 31, 2010 on the Company's marketable securities designated as available-for-sale:

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$284,087	$(1)	$355	$284,441
Commercial paper	14,658	—	8	14,666
Corporate debt securities	20,980	(7)	38	21,011

	$319,725	$(8)	$401	$320,118

        As of December 31, 2009, the amortized cost and aggregate fair value of the Company's marketable securities designated as available-for-sale was $42.1 million. Gross unrealized gains and gross unrealized losses as of December 31, 2009 were nominal.

        The following table summarizes the estimated fair value of the Company's marketable securities designated as available-for-sale classified by the maturity of the security:

As of December 31, 2010
(in thousands)
Due within one year	$307,814
Due after one year through two years	12,304

$320,118

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

        The Company's investments as of December 31, 2009 consisted of equity investments in other companies and the Company's put right. The Company's equity investments in other companies had a carrying value and fair value of $1.5 million as of December 31, 2009 and were classified as other current assets in the Consolidated Balance Sheet. As of December 31, 2009, gross unrealized losses were nominal and gross unrealized gains were $0.5 million. The Company's put right had a carrying value and fair value of $5.2 million as of December 31, 2009 and was classified as other current assets in the Consolidated Balance Sheet. During the year ended December 31, 2010, the Company sold its remaining equity investments in other companies and sold its remaining auction rate securities. As a result, equity investments in other companies and the put right were reduced to zero as of December 31, 2010.

        The Company's gain (loss) on investments, net, consisted of the following during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Other-than-temporary impairment losses	$(3,556)	$(9,300)	$—
Cash distributions from investments	—	231	—
Gain from sale of Covad common stock	2,025	—	—
Gain from receipt of Virgin Mobile shares	4,352	—	—
Gain from receipt and sale of Sprint Nextel shares	—	7,641	100
Net change in fair value of auction rate securities and put right	(113)	107	5
Gains from sales of other investments	—	—	467

	$2,708	$(1,321)	$572

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

        During the year ended December 31, 2008, the Company received limited partnership units equivalent to approximately 1.8 million shares of Virgin Mobile common stock in exchange for its investment in HELIO. EarthLink had an approximate 2% ownership interest in Virgin Mobile following the transaction. EarthLink accounted for its investment in Virgin Mobile under the cost method and classified the investment as available for sale. As a result of the transaction, EarthLink recognized a gain of $4.4 million, which was classified as gain (loss) on investments, net, in the Consolidated Statement of Operations.

        During the year ended December 31, 2009, Sprint Nextel and Virgin Mobile completed a merger. As a result, EarthLink received 2.4 million shares of Sprint Nextel common stock for its Virgin Mobile common stock. EarthLink accounted for its investment in Sprint Nextel under the cost method and classified the investment as available for sale. During the year ended December 31, 2009, EarthLink sold 2.2 million of the Sprint Nextel shares for net proceeds of $8.2 million and recognized a $7.6 million gain resulting from

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the receipt of Sprint Nextel shares and the subsequent sale, which is included in gain (loss) on investments, net, in the Consolidated Statement of Operations. During the year ended December 31, 2010, EarthLink sold 0.2 million of the Sprint Nextel shares for net proceeds of $1.0 million and recognized a gain of $0.1 million.

7.     Property and Equipment

        Property and equipment consisted of the following as of December 31, 2009 and 2010:

	As of December 31,
	2009	2010
	(in thousands)
Communciations and fiber optic networks	$125,166	$244,135
Office and other equipment	139,793	87,707
Land and buildings	17,243	42,807
Leasehold improvements	42,254	53,784
Construction in progress	1,051	7,258

	325,507	435,691
Less accumulated depreciation	(291,240)	(194,580)

	$34,267	$241,111

        Depreciation expense charged to continuing operations, which includes depreciation expense associated with property under capital leases, was $23.0 million, $16.2 million and $17.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

        During the year ended December 31, 2010, the Company wrote-down and retired abandoned and disposed property and equipment that had a cost basis of $113.2 million and accumulated depreciation of $113.1 million.

8.     Goodwill and Purchased Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2010 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2009
Goodwill	$88,920	$87,878	$176,798
Accumulated impairment loss	—	(87,878)	(87,878)

	88,920	—	88,920
Goodwill acquired during year	—	188,890	188,890

Balance as of December 31, 2010
Goodwill	88,920	276,768	365,688
Accumulated impairment loss	—	(87,878)	(87,878)

	$88,920	$188,890	$277,810

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Goodwill acquired during the year resulted from EarthLink's acquisition of ITC^DeltaCom, which is more fully described in Note 3, "Acquisitions."

Purchased Intangible Assets

        The following table presents the components of the Company's acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2010:

	As of December 31, 2009			As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Intangible assets subject to amortization:
Subscriber bases and customer relationships	$79,413	$(70,487)	$8,926	$192,414	$(71,067)	$121,347
Software and developed technology	711	(711)	—	10,611	(821)	9,790
Trade names	1,521	(608)	913	5,221	(994)	4,227

	81,645	(71,806)	9,839	208,246	(72,882)	135,364
Intangible assets not subject to amortization:
Trade names	1,711	—	1,711	—	—	—

	$83,356	$(71,806)	$11,550	$208,246	$(72,882)	$135,364

        As of December 31, 2010, the gross carrying value of intangible assets subject to amortization includes $131.2 million related to the acquisition of ITC^DeltaCom. The Company's definite-lived intangible assets primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The Company's identifiable indefinite-lived intangible assets as of December 31, 2009 consisted of certain trade names. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company's customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2010, the weighted average amortization periods were 5.2 years for subscriber base assets and customer relationships, 5.8 years for software and technology and 3.6 years for trade names.

        Amortization of definite-lived intangible assets for the years ended December 31, 2008, 2009 and 2010 was $13.3 million, $7.7 million and $5.7 million, respectively, and is included in depreciation and amortization in the Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $26.1 million, $24.7 million, $23.9 million, $22.6 million, $21.7 million and $16.4 million during the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in useful lives and other relevant factors.

        During the year ended December 31, 2010, the Company removed fully amortized intangible assets that had a gross carrying value and accumulated amortization of $4.6 million.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Goodwill and Intangible Assets

        During the years ended December 31, 2008, 2009 and 2010, the Company recorded non-cash impairment charges of $78.7 million, $24.1 million and $1.7 million, respectively, which are included in impairment of goodwill and intangible assets in the Consolidated Statements of Operations.

        After completing its annual impairment test during the fourth quarter of 2008, the Company concluded that goodwill and certain intangible assets recorded as a result of its April 2006 acquisition of New Edge were impaired and recorded non-cash impairment charges related to the New Edge reporting unit of $64.0 million for goodwill, $3.1 million for the indefinite-lived trade name and $11.6 million for customer relationships. The primary factor contributing to the impairment charge was the significant economic downturn. New Edge serves a large percentage of small and medium-sized business customers, especially retail businesses, which had been particularly affected by the economic downturn. Economic conditions affecting retail businesses worsened substantially during the "holiday season" in the fourth quarter of 2008. As a result, the Company updated its long-range financial outlook in the fourth quarter of 2008, which reflected decreased expectations of future growth rates and cash flows for New Edge. The Company used this updated financial outlook in conjunction with its annual impairment test.

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

        The annual impairment test during the fourth quarter of 2010 indicated that the fair value of the Company's reporting units exceeded their carrying values. As a result, the Company concluded that its remaining goodwill was not impaired.

        Goodwill.    Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. Although the Company operates two reportable segments, Consumer Services and Business Services, the Company had identified three reporting units for evaluating goodwill for the 2008, 2009 and 2010 annual impairment tests, which were Consumer Services, New Edge and Web Hosting. The Consumer Services reportable segment was one reporting unit, while the Business Services reportable segment consisted of two reporting units, New Edge and Web Hosting. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

        The first step of the annual impairment test involves comparing the estimated fair value of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method. In certain years, the Company also took into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit.

        Upon completion of the first step during the years ended December 31, 2008 and 2009, the Company determined that the carrying value of its New Edge reporting unit exceeded its estimated fair value.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because indicators of impairment existed for this reporting unit, the Company performed the second step of the test. The implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the New Edge reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the New Edge reporting unit over the amounts assigned to its assets and liabilities. The impairment losses of $64.0 million and $23.9 million during the years ended December 31, 2008 and 2009, respectively, were measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. The Company did not record any impairment charges for goodwill during the year ended December 31, 2010.

        Indefinite-lived intangible assets.    The impairment test for the Company's indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. The Company determined the fair values of its trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that we are saving by owning the asset. Given the economic environment and other factors noted above, the Company decreased its estimates for revenues associated with its New Edge trade name. As a result, the Company recorded non-cash impairment charges of $3.1 million and $0.2 million during the years ended December 31, 2008 and 2009, respectively, related to its New Edge trade name.

        In November 2010, the Company decided to re-brand the New Edge name as EarthLink Business. The Company recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down its New Edge trade name. As a result, there is no remaining carrying value related to the New Edge trade name.

        Definite-lived intangible assets.    As a result of the goodwill and indefinite-lived asset impairments in the New Edge reporting unit, the Company also tested this reporting unit's definite-lived intangible assets for impairment. Because of the decrease in expected future cash from such definite-lived intangible assets, the Company concluded certain customer relationships were not fully recoverable and recorded a non-cash impairment charge of $11.6 million during the year ended December 31, 2008. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2009 and 2010.

9.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following as of December 31, 2009 and 2010:

	As of December 31,
	2009	2010
	(in thousands)
Accrued communications costs	$4,621	$14,845
Accrued taxes and surcharges	3,413	18,117
Accrued interest	2,507	11,683
Accrued professional fees and settlements	6,073	2,576
Facility exit and restructuring liabilities	5,643	4,749
Deposits and due to customers	1,619	4,651
Other	10,783	19,008

	$34,659	$75,629

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Debt

        The Company's debt consisted of the following as of December 31, 2009 and 2010:

	As of December 31,
	2009	2010
	(in thousands)
ITC^DeltaCom senior secured notes due April 1, 2016	$—	$351,251
EarthLink convertible senior notes due November 15, 2026	232,248	243,069

Carrying value of debt	232,248	594,320
Less current portion	(232,248)	(243,069)

Long-term debt, less current portion	$—	$351,251

ITC^DeltaCom Senior Secured Notes due April 1, 2016

        In connection with the acquisition of ITC^DeltaCom, EarthLink assumed ITC^DeltaCom's outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016. The ITC^DeltaCom Notes accrue interest at a rate of 10.5% per year. Interest on the ITC^DeltaCom Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The ITC^DeltaCom Notes will mature on April 1, 2016.

        ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a "make-whole" premium. ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 103% of their principal amount. If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under ITC^DeltaCom's senior secured revolving credit facility, the ITC^DeltaCom Notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control, ITC^DeltaCom may be required to offer to purchase ITC^DeltaCom Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the ITC^DeltaCom Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

        The ITC^DeltaCom Notes are ITC^DeltaCom's general senior obligations and rank equally in right of payment with any future senior indebtedness. The ITC^DeltaCom Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the ITC^DeltaCom Notes. Currently all of ITC^DeltaCom subsidiaries are deemed to be restricted subsidiaries under the indenture. The ITC^DeltaCom Notes are guaranteed on a senior secured basis by each of ITC^DeltaCom's restricted subsidiaries on the initial issue date of the ITC^DeltaCom Notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted subsidiary. The guarantees are the subsidiary guarantors' general senior obligations and rank equally in right of payment with all of the subsidiary guarantors' existing and future senior indebtedness.

        The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom's ability, and the ability of ITC^DeltaCom's restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom's capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

        As of December 31, 2010, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million, based on quoted market prices.

EarthLink Convertible Senior Notes due November 15, 2026

        In November 2006, EarthLink issued $258.8 million aggregate principal amount of Convertible Senior Notes due November 15, 2026 (the "EarthLink Notes") in a registered offering. The Company received net proceeds of $251.6 million after transaction fees of $7.2 million. The EarthLink Notes bear interest at 3.25% per year on the principal amount of the EarthLink Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the EarthLink Notes thereafter, payable semi-annually in May and November of each year. The EarthLink Notes rank as senior unsecured obligations of the Company.

        The EarthLink Notes are payable with cash and, if applicable, are convertible into shares of the Company's common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of EarthLink Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company's cash dividend payments, the conversion rate has been adjusted and was 121.9549 shares per $1,000 principal amount of EarthLink Notes as of December 31, 2010 (which represents a conversion price of approximately $8.20 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the EarthLink Notes and, at the Company's option, cash, or shares of the Company's common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the "daily settlement amounts" for the 20 consecutive trading days that begin on, and include, the second trading day after the day the EarthLink Notes are surrendered for conversion. The EarthLink Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company's common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of EarthLink Notes was equal to or less than 98% of the average conversion value of the EarthLink Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the EarthLink Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024. The Company has the option to redeem the EarthLink Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their EarthLink Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In connection with the issuance of the EarthLink Notes, the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company's common stock to reduce the potential dilution upon conversion of the EarthLink Notes (collectively referred to as the "Call Spread Transactions"). During 2008, the Company terminated the convertible note hedge and warrant agreements. See Note 11, "Shareholders' Equity," for more information on the Call Spread Transactions.

        As of December 31, 2009 and 2010, the fair value of the EarthLink Notes was approximately $279.8 million and $300.3 million, respectively, based on quoted market prices.

        Under the terms of the indenture governing the EarthLink Notes, the Company's payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes. In addition, as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the year ended December 31, 2010, $3.0 million principal amount of EarthLink Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Consolidated Statement of Operations.

        The Company accounts for the liability and equity components of the EarthLink Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the EarthLink Notes, which represents the first redemption date of November 2011. As of December 31, 2010, the remaining amortization period for the discount was 10 months.

        The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2009 and 2010 are presented below:

	As of December 31,
	2009	2010
	(in thousands)
Principal amount	$258,750	$255,791
Unamortized discount	(26,502)	(12,722)

Net carrying amount	$232,248	$243,069

Carrying amount of the equity component	$62,095	$61,847

        The following table presents the associated interest cost related to the EarthLink Notes during the years ended December 31, 2008, 2009 and 2010, which consists of both the contractual interest coupon and amortization of the discount on the liability component:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Contractual interest recognized	$8,895	$8,895	$8,868
Discount amortization	11,386	12,516	13,477
Effective interest rate	9.5%	9.5%	9.5%

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Classification

        In 2009, the Company began paying quarterly cash dividends on its common stock. The Company currently intends to pay regular quarterly dividends on its common stock. Under the terms of the indenture governing the EarthLink Notes, the Company's payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes. In addition, as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. As a result, the Company classified the EarthLink Notes as a current liability in the Consolidated Balance Sheet as of December 31, 2009. On November 15, 2011, holders of the EarthLink Notes have the right under the governing indenture to require the Company to repurchase the EarthLink Notes. As a result, the Company classified the EarthLink Notes as a current liability in the Consolidated Balance Sheet as of December 31, 2010.

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

Share Repurchases

        Since the inception of the Company's share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink's common stock. As of December 31, 2010, the Company had $145.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

        The following table summarizes share repurchases during the years ended December 31, 2008, 2009 and 2010 pursuant to the share repurchase program, which have been recorded as treasury stock:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Number of shares repurchased	3,805	3,592	103
Aggregate purchase price	$31,856	$22,340	$851

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

        In 2009, the Company began declaring and paying cash dividends on its common stock. During the year ended December 31, 2009, cash dividends declared were $0.28 per common share and total dividend payments were $30.0 million. During the year ended December 31, 2010, cash dividends declared were $0.62 per common share and total dividend payments were $67.5 million. The Company currently intends to pay regular quarterly dividends on its common stock. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company's results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Call Spread Transactions

        In connection with the issuance of the Notes (see Note 10, "Debt"), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company's common stock to minimize the impact of the potential dilution upon conversion of the Notes. The Company purchased call options in private transactions to cover approximately 28.4 million shares of the Company's common stock at a strike price of $9.12 per share, subject to adjustment in certain circumstances, for $47.2 million. The Company also sold warrants permitting the purchasers to acquire up to approximately 28.4 million shares of the Company's common stock at an exercise price of $11.20 per share, subject to adjustments in certain circumstances, in private transactions for total proceeds of approximately $32.1 million. In September 2008, the Company terminated its convertible note hedge and warrant agreements. The Company received an aggregate payment from the counterparties to the agreements, which was recorded as additional paid-in capital. Upon termination of the agreements, the Company purchased approximately 2.5 million shares of common stock the counterparties held in hedge positions for approximately $22.7 million, based on the closing price of the EarthLink common stock on the purchase date.

12.   Stock-Based Compensation

        Stock-based compensation expense was $20.1 million, $13.2 million and $10.0 million during the years ended December 31, 2008, 2009 and 2010, respectively. The Company has classified stock-based compensation expense within the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

        The Company has granted options to employees and non-employee directors to purchase the Company's common stock under various stock incentive plans. The Company has also granted restricted stock units to employees and non-employee directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to six years from the date of grant. The Company's various stock incentive plans provide for the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance of a maximum of 11.0 million shares, of which approximately 4.1 million shares were still available for grant as of December 31, 2010. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

        In connection with the acquisition of ITC^DeltaCom, the Company assumed certain restricted stock units granted under ITC^DeltaCom's stock plans. These restricted stock units generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of December 31, 2010, 0.6 million restricted stock units were outstanding under these plans.

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

Options Outstanding

        The following table summarizes information concerning stock option activity as of and for year ended December 31, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2009	3,916	$9.61
Granted	—
Exercised	(569)	6.96
Forfeited and expired	(911)	11.84

Outstanding as of December 31, 2010	2,436	9.40	4.1	$1,044

Vested and expected to vest as of December 31, 2010	2,424	$9.41	4.1	$1,027

Exercisable as of December 31, 2010	2,132	$9.58	3.8	$783

        The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2010 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2010. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $2.2 million, $2.5 million and $1.0 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company's common stock at the time of exercise and the exercise price, multiplied by the number

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of stock options exercised. As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.6 years.

        The following table summarizes the status of the Company's stock options as of December 31, 2010:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 5.10 to $ 6.90	197	4.6	$6.41	169	$6.34
6.98 to 7.31	367	6.5	7.24	224	7.24
7.32 to 8.90	179	4.0	8.04	162	8.08
8.96 to 9.01	331	3.7	9.01	331	9.01
9.23 to 9.51	336	5.0	9.47	220	9.45
9.64 to 9.89	277	1.2	9.66	277	9.66
10.36 to 10.36	388	4.7	10.36	388	10.36
10.51 to 16.82	361	2.3	12.94	361	12.94

$ 5.10 to $16.82	2,436	4.1	$9.40	2,132	$9.58

Valuation Assumptions for Stock Options

        The Company did not grant any stock options during the years ended December 31, 2009 and 2010. The fair value of stock options granted during the years ended December 31, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2008
Dividend yield	0%
Expected volatility	39%
Risk-free interest rate	3.00%
Expected life	4.2 years

        The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $2.71. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

        The following table summarizes the Company's restricted stock units as of and for the year ended December 31, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2009	2,166	$7.25
Granted	1,539	8.46
Vested	(1,299)	7.28
Forfeited	(49)	7.22

Nonvested as of December 31, 2010	2,357	8.01

        The fair value of restricted stock units is determined based on the closing trading price of EarthLink's common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2008, 2009 and 2010 was $7.20, $7.39 and $8.46, respectively. As of December 31, 2010, there was $6.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the years ended December 31, 2008, 2009 and 2010 was $7.0 million, $15.4 million and $10.8 million, respectively, which represents the closing price of the Company's common stock on the vesting date multiplied by the number of restricted stock units that vested.

13.   Profit Sharing Plans

        The Company sponsors the EarthLink, Inc. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $1.3 million, $1.2 million and $0.9 million during the years ended December 31, 2008, 2009 and 2010, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes

        The current and deferred income tax benefit (provision) from continuing operations for the years ended December 31, 2008, 2009 and 2010 were as follows:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Current
Federal	$(20,618)	$(4,103)	$(3,026)
State	(4,860)	(5,184)	(4,242)

Total current	(25,478)	(9,287)	(7,268)

Deferred
Federal	52,475	124,357	(46,909)
State	5,187	11,015	(2,627)

Total deferred	57,662	135,372	(49,536)

Income tax benefit (provision)	$32,184	$126,085	$(56,804)

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

        During the year ended December 31, 2009, the Company released $199.0 million of its valuation allowance related to its deferred tax assets. Of the valuation allowance release, $198.8 million was recorded as an income tax benefit in the Consolidated Statement of Operations and $0.2 million related to temporary differences and was recorded to accumulated other comprehensive income on the Consolidated Balance Sheet. These deferred tax assets relate primarily to NOLs which the Company determined it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future.

        During the year ended December 31, 2010, the Company released $0.5 million of its valuation allowance related to its deferred tax assets. This valuation allowance release was a combination of an increase in valuation allowance of $0.4 million relating to stock compensation deferred tax assets, and a decrease in valuation allowance of $0.9 million relating to net operating loss carry forwards ("NOLs"), which the Company determined it will more likely than not be able to utilize due to the generation of sufficient taxable income in certain jurisdictions in the future.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations for financial statement purposes for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Federal income tax provision at statutory rate	$(58,077)	$(56,362)	$(48,362)
State income taxes, net of federal benefit	(2,995)	(5,757)	(5,357)
Nondeductible expenses	1,841	(269)	(2,671)
Goodwill and intangible asset impairment	(23,081)	(8,362)	—
Net change to valuation allowance	114,808	198,767	351
Change in state tax rate	—	—	(657)
Other	(312)	(1,932)	(108)

Income tax benefit (provision)	$32,184	$126,085	$(56,804)

        Deferred tax assets and liabilities from continuing operations include the following as of December 31, 2009 and 2010:

	As of December 31,
	2009	2010
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$7,709	$7,746
Net operating loss carryforwards	45,047	42,669
Other	911	5,025
Valuation allowance	(6,995)	(6,549)
Current deferred tax liabilities:
Other	(609)	(3,230)

Total net current deferred tax assets	46,063	45,661

Non-current deferred tax assets:
Net operating loss carryforwards	$86,885	$160,323
Accrued liabilities and reserves	2,078	2,490
Subscriber base and other intangible assets	66,144	53,071
Valuation allowance	(27,116)	(32,650)
Other	52,863	60,512
Non-current deferred tax liabilities:
Subscriber base and other intangible assets	(3,010)	(54,393)
Other	(22,912)	(17,755)
Indefinite lived intangible assets	(1,800)	(1,385)

Total net non-current deferred tax asset	153,132	170,213

Net deferred tax asset	$199,195	$215,874

        As a result of its acquisition of ITC^Deltacom Inc in the fourth quarter of 2010, EarthLink increased its net deferred tax assets by $70.7 million. Included in this amount is $123.3 million of deferred tax assets

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relating to federal and state net operating losses. These amounts also include a valuation allowance of $5.6 million for certain jurisdictions.

        As of December 31, 2009 and 2010, the Company had NOLs for federal income tax purposes totaling approximately $350.0 million and $515.9 million, respectively, which begin to expire in 2019. Of these federal NOLs approximately $86.9 million were limited under Internal Revenue Code Section 382 in 2009 and $399.5 million are limited in 2010. As of December 31, 2009 and 2010, the Company had NOLs for state income tax purposes totaling approximately $178.0 million and $776.6 million, respectively, which started to expire in 2010. The increase in the amount of net operating losses for 2010 is due to the inclusion of net operating losses from the ITC Deltacom acquisition. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2010 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

        Future transactions and the timing of such transactions could cause an ownership change under Section 382 of the Internal Revenue Code. Such transactions may include our share repurchase program, additional issuances of common stock by us (including but not limited to issuances upon future conversion of the Notes), and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control.

        The Company maintains a valuation allowance of $39.2 million against certain deferred tax assets. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital. A valuation allowance of $7.2 million relates to net operating losses in certain jurisdictions where the Company believes they are not more likely than not to be realized in future periods. In addition, a valuation allowance of $0.4 million was established relating to stock compensation deferred tax assets.

        As of December 31, 2010, the Company had alternative minimum tax credits of approximately $13.3 million. These credits do not have an expiration date.

        The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as "major" tax jurisdictions. Periods extending back to 1994 are still subject to examination for all "major" jurisdictions. The Company believes that its income tax filing positions and deductions through year ended December 31, 2010 will be sustained on audit and does not anticipate any adjustments that will result in material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. As of December 31, 2010, $103,000 of interest and penalties of $18,000 have been recorded, but as a component of goodwill due to the acquisition of ITC^DeltaCom.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2010 is as follows:

	Year Ended December 31,
	2009	2010
	(in thousands)
Balance as of January 1	$732	$1,315
Additions for tax positions of prior years	583	185
Additions for tax positions of prior years
from current year acquisition	—	17,630
Decreases for tax positions of prior years	—	(763)

Balance as of December 31	$1,315	$18,367

        As part of its acquisition of ITC^DeltaCom, $17.6 million of uncertain tax positions were identified. Of this amount, $16.3 million would reduce net operating losses if assessed and $1.3 million would result in tax on income.

        Of the total uncertain tax positions, none is expected to be reverse within the next twelve months. Of the total uncertain tax positions recorded, $10.8 million would impact the effective tax rate once settled. Of this amount, $10.1 million relates to uncertain tax positions due to the acquisition of ITC^DeltaCom. The remaining amounts substantially relate to uncertain tax positions that would be offset by net operating losses that were limited under Internal Revenue Code Section 382 as of the date of the acquisition and, thus, would not impact the effective tax rate if recognized.

15.   Commitments and Contingencies

Leases

        The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2008, 2009 and 2010 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $7.1 million, $4.5 million and $4.5 million, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company's restructuring plans, as of December 31, 2010 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2011	$25,124
2012	23,093
2013	20,795
2014	14,277
2015	4,379
Thereafter	10,330

Total minimum lease payments, including estimated operating expenses	97,998
Less aggregate contracted sublease income	(6,847)

$91,151

Purchase Obligations

        The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company has minimum commitments under non-cancelable agreements of $8.1 million for the year ending December 31, 2011. The Company also has commitments for certain advertising spending under non-cancelable agreements. The Company has minimum commitments under non-cancelable agreements and other purchase commitments of $12.5 million and $8.3 million for the years ending December 31, 2011 and 2012, respectively.

16.   Fair Value Measurements

        As of December 31, 2009 and 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company's cash equivalents, marketable securities, auction rate securities, equity investments in other companies and the Company's put right.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as observable inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tables present the Company's assets that are measured at fair value on a recurring basis as of December 31, 2009 and 2010:

			Fair Value Measurements as of December 31, 2009 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash equivalents	$588,666	$588,666	$588,666	$—	$—
Government and agency securities	42,060	42,060	42,060	—	—
Auction rate securities	42,906	42,906	—	—	42,906
Equity investments in
other companies	1,529	1,529	1,529	—	—
Put right	5,239	5,239	—	—	5,239

Total	$680,400	$680,400	$632,255	$—	$48,145

			Fair Value Measurements as of December 31, 2010 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash equivalents	$184,054	$184,054	$184,054	$—	$—
Government and agency securities	284,441	284,441	284,441	—	—
Commercial paper	14,666	14,666	14,666	—	—
Corporate debt securities	21,011	21,011	21,011	—	—

Total	$504,172	$504,172	$504,172	$—	$—

        Cash equivalents, marketable securities and equity investments in other companies were valued using quoted market prices and are classified within Level 1. Investments in auction rate securities and the Company's put right were classified within Level 3 as of December 31, 2009 because they were valued using a discounted cash flow model. Some of the inputs to this model were unobservable in the market and were significant. During the year ended December 31, 2010, the Company sold $48.2 million of its auction rate securities to the selling broker at par, plus accrued interest. As a result, the Company no longer holds investments in auction rate securities and the put right was zero as of December 31, 2010.

        The Company had invested in auction rate securities, which are more fully described in Note 6, "Investments." Beginning in February 2008, these instruments held by the Company failed to attract sufficient buyers. As a result, these securities did not have a readily determinable market value and were not liquid. In October 2008, EarthLink entered into an agreement with the broker that sold the Company its auction rate securities that gave the Company the right to sell its existing auction rate securities back to the broker at par plus accrued interest, beginning on June 30, 2010 until July 2, 2012. As a result, the Company classified its auction rate securities as trading, with changes in fair value included in gain on investments, net, in the Condensed Consolidated Statement of Operations. The Company elected the fair value option for the put right to offset the fair value changes of the auction rate securities. The fair values of the Company's auction rate securities and put right as of December 31, 2009 were estimated utilizing a

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounted cash flow analysis. These analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing and value of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010:

	Auction Rate Securities	Put Right	Total
	(in thousands)
Balance as of December 31, 2009	$42,906	$5,239	$48,145
Total realized gains	(91)	(5,332)	(5,423)
Total realized losses	5,335	93	5,428
Settlements	(48,150)	—	(48,150)

Balance as of December 31, 2010	$—	$—	$—

        The Company's realized gains and losses for its auction rate securities and put right are included in gain on investments, net, in the Consolidated Statement of Operations.

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Additional cash flow information
Cash paid during the year for interest	$10,355	$10,422	$10,825
Cash paid during the year for income taxes	4,109	4,261	4,750
Noncash investing activity
Fair value of restricted stock units assumed in
connection with acquisition	$—	$—	$2,275

18.   Segment Information

        The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Consumer Services and Business Services. The Company's Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to the Company's Internet access services, search and advertising. The Company's Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, which include managed IP-based network services and Internet access; voice services, which include local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. ITC^DeltaCom is included in our Business Services segment.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring and acquisition-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

        Information on the Company's reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Consumer Services
Revenues	$779,876	$575,412	$461,448
Cost of revenues (excluding depreciation and amortization)	255,170	183,248	143,956

Gross margin	524,706	392,164	317,492
Direct segment operating expenses	193,799	122,575	87,660

Segment operating income	$330,907	$269,589	$229,832

Business Services
Revenues	$175,701	$148,317	$160,764
Cost of revenues (excluding depreciation and amortization)	94,297	82,420	90,677

Gross margin	81,404	65,897	70,087
Direct segment operating expenses	49,082	40,249	50,096

Segment operating income	$32,322	$25,648	$19,991

Consolidated
Revenues	$955,577	$723,729	$622,212
Cost of revenues (excluding depreciation and amortization)	349,467	265,668	234,633

Gross margin	606,110	458,061	387,579
Direct segment operating expenses	242,881	162,824	137,756

Segment operating income	363,229	295,237	249,823
Stock-based compensation expense	20,133	13,231	9,959
Impairment of goodwill and intangible assets	78,672	24,145	1,711
Depreciation amd amortization	36,333	23,962	23,390
Restructuring and acquisition-related costs	9,142	5,615	22,368
Other operating expenses	54,342	46,126	30,702

Income from operations	$164,607	$182,158	$161,693

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The primary component of the Company's revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable, VoIP and managed IP-based networks); voice services (including local exchange services, long distance and conference calling services); the sale of transmission capacity to other telecommunications carriers; and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company's access services, search and advertising revenues.

        The Company's Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. The Company's Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

        The Company's Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity (which is an access service) to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. The Company's Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence.

        Information on revenues by groups of similar services and by segment for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Consumer Services
Access and service	$682,135	$503,769	$403,174
Value-added services	97,741	71,643	58,274

Total revenues	779,876	575,412	461,448
Business Services
Access and service	172,944	146,087	158,677
Value-added services	2,757	2,230	2,087

Total revenues	175,701	148,317	160,764
Consolidated
Access and service	855,079	649,856	561,851
Value-added services	100,498	73,873	60,361

Total revenues	$955,577	$723,729	$622,212

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, total segment assets have not been disclosed.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company has not provided information about geographic segments because substantially all of the Company's revenues, results of operations and identifiable assets are in the United States.

19.   Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2010. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010 (1)
	(unaudited) (in thousands, except per share data)
Revenues	$199,063	$185,597	$174,521	$164,548	$157,258	$153,007	$145,158	$166,789
Cost of revenues (2)	73,675	67,274	64,977	59,742	58,880	56,128	55,025	64,600
Operating costs and expenses (3)	67,915	63,853	57,731	86,404	49,965	46,328	48,143	81,450

Income from operations	57,473	54,470	51,813	18,402	48,413	50,551	41,990	20,739
Gain (loss) on investments in
other companies, net	259	11	35	(1,626)	418	154	—	—
Interest expense and other, net	(4,291)	(5,100)	(5,067)	(5,346)	(5,292)	(5,483)	(5,466)	(7,740)

Income before income taxes	53,441	49,381	46,781	11,430	43,539	45,222	36,524	12,999
Income tax (provision) benefit (4)	(20,944)	(17,896)	(16,914)	181,839	(16,792)	(17,182)	(15,139)	(7,691)

Net income	$32,497	$31,485	$29,867	$193,269	$26,747	$28,040	$21,385	$5,308

Net income per share (5):
Basic	$0.30	$0.30	$0.28	$1.80	$0.25	$0.26	$0.20	$0.05

Diluted	$0.30	$0.29	$0.28	$1.79	$0.25	$0.26	$0.20	$0.05

Weighted average common shares
outstanding
Basic	108,071	105,908	106,615	107,075	107,623	108,053	108,220	108,320
Diluted	109,168	107,080	107,943	108,178	108,478	108,888	109,473	111,317

(1)
On December 8, 2010, we acquired ITC^DeltaCom. The results of operations of ITC^DeltaCom have been included in the Company's consolidated financial statements since the acquisition date.

(2)
During the year ended December 31, 2010, the Company reclassified depreciation expense from cost of revenues to operating costs and expenses. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(3)
Operating costs and expenses for the quarter ended December 31, 2009 includes a non-cash impairment charges of $24.1 million related to goodwill and certain intangible assets of New Edge in the Company's Business Services segment. EarthLink concluded the carrying value of these assets were impaired in conjunction with its annual test of goodwill and intangible assets deemed to have indefinite lives. Operating costs and expenses for the quarter ended December 31, 2010 includes a $1.7 million impairment to write off the Company's New Edge trade name, as a result of a decision to re-brand the New Edge name as EarthLink Business.

(4)
During the quarter ended December 31, 2009, EarthLink recorded an income tax benefit in the Statement of Operations of $198.8 million as a result of a release of its valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which the Company determined it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management has excluded ITC^DeltaCom from its assessment of internal control over financial reporting as of December 31, 2010 because this company was acquired by EarthLink in December 2010 and there was not sufficient time to assess the design and effectiveness of ITC^DeltaCom's key internal controls prior to the conclusion of management's evaluation. Total assets and total revenues of ITC^DeltaCom represented approximately 46%, or $696.5 million, and 4%, or $26.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2010 covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this item will be set forth under the captions "Proposal 3—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2011 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to compensation of our directors and executive officers will be set forth under the captions "Corporate Governance-Director Compensation" and "Executive Compensation" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference, except for the information set forth under the caption "Executive Compensation—Leadership and Compensation Committee Report," which specifically is not so incorporated by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2010 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans
Approved By Stockholders	4,018,015 (1)	$9.40 (2)	4,124,075 (3)
Equity Compensation Plans
Not Approved By Stockholders (4)	775,269	$9.48 (2)

Total	4,793,284

(1)
Includes 2,248,840 shares of Common Stock issuable upon exercise of outstanding stock options and 1,769,175 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)
The weighted-average exercise price does not take into account the restricted stock units described in footnotes (1) or (4) because the restricted stock units do not have an exercise price upon vesting.

(3)
This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink, Inc. 2006 Equity and Cash Incentive Plan	3,723,253
EarthLink, Inc. Equity Plan for Non-Employee Directors	400,822

4,124,075

(4)
Pursuant to our merger agreement with ITC^DeltaCom in 2010, we were required to assume certain ITC^DeltaCom restricted stock units that had been issued to ITC^DeltaCom employees under the ITC^DeltaCom Amended and Restated Stock Incentive Plan and to convert these restricted stock units into EarthLink restricted stock units. The number of EarthLink restricted stock units was determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. As a result, approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 587,672 EarthLink restricted stock units. The assumption of the ITC^DeltaCom Amended and Restated Stock Incentive Plan by us qualified under the exception for plans or arrangements involving a merger or acquisition to the shareholder approval requirement of NASDAQ Listing Rule 5635(c).

    Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception" to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2010, 187,597 of these options were outstanding. The options have an exercise price equal to the last reported price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and transactions between EarthLink and certain of our affiliates is set forth under the caption "Executive Compensation—Leadership and Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—Certain Relationships and Related Transactions" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report on Form 10-K. Information regarding director independence is set forth under the caption "Corporate Governance—Director Independence" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information regarding our principal accounting fees and services is set forth under the caption "Proposal 8—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Documents filed as part of this Annual Report on Form 10-K

(1)
Financial Statements

1.
Reports of Independent Registered Public Accounting Firm

2.
Consolidated Balance Sheets as of December 31, 2009 and 2010

3.
Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010

4.
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2008, 2009 and 2010

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010

6.
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

  The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)
Listing of Exhibits

2.1—	Agreement and Plan of Merger, dated as of October 1, 2010, by and among EarthLink, Inc., Egypt Merger Corp. and ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K dated October 1, 2010—File No. 001-15605).
2.2—	Agreement and Plan of Merger, dated as of December 20, 2010, by and among EarthLink, Inc., Egypt Acquisition Corp., One Communications Corp. and Kenneth D. Peterson, Jr. as Stockholder Representative (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K dated December 20, 2010—File No. 001-15605).
3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3/A of EarthLink, Inc. dated December 12, 2003—File No. 333-109691).
3.2—	Second Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 of EarthLink, Inc.'s Report on Form 8-K dated July 18, 2007—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc. dated February 10, 2000—File No. 333-30024).
4.2—	Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated August 6, 2002—File No. 001-15605).
4.3—	Indenture, dated November 17, 2006, by and between EarthLink, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated November 17, 2006—File No. 001-15605).

4.4—	Indenture, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Global Note thereunder (incorporated by reference to Exhibit 4.1 to the ITC^DeltaCom, Inc.'s Report on Form 8-K dated April 9, 2010—File No. 000-23253).
10.1#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-39456).
10.2#—	EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-108065).
10.3#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.4#—	EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated April 14, 2006).
10.5#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024).
10.6#—	MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 of EarthLink, Inc.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024).
10.7#—	MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 of EarthLink, Inc.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024)
10.8#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.9#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605)
10.10#—	Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.11#—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.12#—	Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.13#—	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605)
10.14#—	Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).

10.15#—	Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.16#—	Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.17#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.18#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.50 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2007—File No. 001-15605).
10.19#—	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.19 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2009—File No. 001-15605).
10.20#—	Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 dated May 5, 2006—File No. 333-133870).
10.21#—	Restricted Stock Unit Agreement dated as of February 8, 2008 for Rolla P. Huff under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2008—File No. 001-15605).
10.22—	Office Lease Agreement dated November 16, 1999, between Kingston Atlanta Partners, L.P. and MindSpring Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.23—	Fourth Amendment to Office Lease between California State Teacher's Retirement System and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 30, 2004—File No. 001-15605).
10.24—	Office Lease by and between The Mutual Life Insurance Company of New York, and EarthLink Network, Inc., dated September 20, 1996, as amended (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2001—File No. 001-15605).
10.25—	Lease Agreement Between WHMNY Real Estate Limited Partnership and EarthLink, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 14, 2005—File No. 001-15605).
10.26—	Amended and Restated Employment Agreement, dated December 30, 2008, between EarthLink, Inc. and Rolla P. Huff, President and Chief Executive Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.27—	Amended and Restated Employment Agreement, dated December 30, 2008, between EarthLink, Inc. and Joseph M. Wetzel, Chief Operating Officer of EarthLink, Inc. (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.28#*—	EarthLink, Inc. Board of Directors Compensation Plan, effective January 2011.

10.29#—	Amended and Restated Change-in-Control Accelerated Vesting and Severance Plan, effective as of February 3, 2010 (incorporated by reference to Exhibit 10.29 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2009—File No. 001-15605).
10.30#—	Executives' Position Elimination and Severance Plan, amended and restated effected as of December 15, 2008 (incorporated by reference to Exhibit 10.30 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2008—File No. 001-15605).
10.31—	Summary of 2010 bonus payments and 2011 salaries for executive officers (incorporated by reference to EarthLink, Inc.'s Report on Form 8-K dated February 7, 2011—File No. 001-15605).
10.32#—	Form of Executive Retention Incentive Award Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.33#—	Form of Retention Incentive Award Agreement for Rolla P. Huff under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.34+—	High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.35+—	Third Amendment, effective as of October 31, 2010, to the High-Speed Service Agreement, dated as of June 30, 2006, as amended, by and between Time Warner Cable Inc. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 1, 2010—File No. 001-15605).
10.36—	Written Consent and Voting Agreement, dated as of October 1, 2010. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 1, 2010—File No. 001-15605).
10.37—	Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein (incorporated by referent to Exhibit 4.3 to ITC^DeltaCom, Inc.'s Report on Form 8-K dated April 9, 2010—File No. 000-23253).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

EARTHLINK, INC.
By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer Date: March 1, 2011

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

Date:	March 1, 2011	By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	March 1, 2011	By:	/s/ BRADLEY A. FERGUSON Bradley A. Ferguson, Chief Financial Officer (principal financial and accounting officer)
Date:	March 1, 2011	By:	/s/ S. MARCE FULLER S. Marce Fuller, Lead Director
Date:	March 1, 2011	By:	/s/ SUSAN D. BOWICK Susan D. Bowick, Director
Date:	March 1, 2011	By:	/s/ TERRELL B. JONES Terrell B. Jones, Director
Date:	March 1, 2011	By:	/s/ DAVID A. KORETZ David A. Koretz, Director
Date:	March 1, 2011	By:	/s/ THOMAS E. WHEELER Thomas E. Wheeler, Director
Date:	March 1, 2011	By:	/s/ M. WAYNE WISEHART M. Wayne Wisehart, Director