Form 10-Q
period 2011-03-31
EARTHLINK INC
filed 2011-05-04
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 110,011,768 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2010	2011
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$242,952	$551,629
Marketable securities	307,814	—
Restricted cash	2,270	1,812
Accounts receivable, net of allowance of $1,182 and $1,896 as of December 31, 2010 and March 31, 2011, respectively	60,216	59,993
Prepaid expenses	12,161	12,771
Deferred income taxes, net	45,661	53,374
Other current assets	14,802	14,025
Total current assets	685,876	693,604
Long-term marketable securities	12,304	—
Property and equipment, net	241,111	243,935
Deferred income taxes, net	188,977	165,761
Purchased intangible assets, net	135,364	146,388
Goodwill	259,046	280,275
Other long-term assets	1,240	1,130
Total assets	$1,523,918	$1,531,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,334	$20,659
Accrued payroll and related expenses	18,402	15,402
Accrued interest	8,622	17,152
Other accrued liabilities	52,945	66,399
Deferred revenue	40,921	43,779
Current portion of long-term debt	243,069	247,230
Total current liabilities	395,293	410,621

Long-term debt, net of current portion	351,251	350,970
Other long-term liabilities	19,506	16,963
Total liabilities	766,050	778,554

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and March 31, 2011	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 191,825 and 192,562 shares issued as of December 31, 2010 and March 31, 2011, respectively, and 108,382 and 107,012 shares outstanding as of December 31, 2010 and March 31, 2011, respectively	1,918	1,926
Additional paid-in capital	2,061,555	2,056,984
Accumulated deficit	(648,235)	(631,872)
Treasury stock, at cost, 83,443 and 85,550 shares as of December 31, 2010 and March 31, 2011, respectively	(657,611)	(674,499)
Accumulated other comprehensive income	241	—
Total stockholders’ equity	757,868	752,539
Total liabilities and stockholders’ equity	$1,523,918	$1,531,093

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2011
	(in thousands, except per share data)
	(unaudited)

Revenues	$157,258	$243,018

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	58,880	103,723
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	43,782	73,164
Depreciation and amortization	4,748	21,676
Restructuring and acquisition-related costs	1,435	4,505
Total operating costs and expenses	108,845	203,068

Income from operations	48,413	39,950
Gain on investments, net	418	—
Interest expense and other, net	(5,292)	(12,960)
Income before income taxes	43,539	26,990
Income tax provision	(16,792)	(10,627)
Net income	$26,747	$16,363

Net income per share
Basic	$0.25	$0.15
Diluted	$0.25	$0.15

Weighted average common shares outstanding
Basic	107,623	108,403
Diluted	108,478	109,626

Dividends declared per share	$0.14	$0.05

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$26,747	$16,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,748	21,676
Loss on disposals and impairments of fixed assets	187	125
Stock-based compensation	2,667	3,571
Non-cash income taxes	15,604	8,646
Amortization of debt discount, premium and issuance costs	3,553	2,831
Gain on investments, net	(418)	—
Gain on debt surrendered for conversion	(172)	—
Other	—	(207)
(Increase) decrease in accounts receivable, net	(1)	1,768
Increase in prepaid expenses and other assets	(718)	(4,597)
(Decrease) increase in accounts payable and accrued and other liabilities	(18,834)	1,847
(Decrease) increase in deferred revenue	(1,093)	2,443
Net cash provided by operating activities	32,270	54,466

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(22,127)
Purchases of property and equipment	(3,072)	(17,746)
Purchases of marketable securities	(19,958)	—
Sales and maturities of marketable securities	26,167	319,729
Change in restricted cash	—	458
Proceeds received from investments in other companies	541	—
Net cash provided by investing activities	3,678	280,314

Cash flows from financing activities:
Proceeds from exercises of stock options	341	211
Repurchases of common stock	—	(16,888)
Payment of dividends	(15,389)	(6,178)
Repayment for debt and capital lease obligations	(2,776)	(3,248)
Net cash used in financing activities	(17,824)	(26,103)

Net increase in cash and cash equivalents	18,124	308,677
Cash and cash equivalents, beginning of period	610,995	242,952
Cash and cash equivalents, end of period	$629,119	$551,629

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, provides a comprehensive suite of communications services to individual and business customers. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides integrated communications to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. The Company’s Business Services segment also sells transmission capacity to other communications providers on a wholesale basis. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. The Company provides its Business Services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. The Company provides its Consumer Services primarily through third-party telecommunications service providers. For further information concerning the Company’s business segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2010 and 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company combined sales and marketing, operations and customer support and general and administrative expenses into selling, general and administrative expenses. In addition, the Company reclassified depreciation expense from cost of revenues and selling, general and administrative expenses to depreciation and amortization. Approximately $1.9 million of depreciation expense was reclassified from cost of revenues to depreciation and amortization during the three months ended March 31, 2010 and $1.5 million of depreciation expense was reclassified from selling, general and administrative expenses to depreciation and amortization during the three months ended March 31, 2010.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units and convertible debt (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
	(in thousands, except per share data)
Numerator
Net income	$26,747	$16,363

Denominator
Basic weighted average common shares outstanding	107,623	108,403
Dilutive effect of Common Stock Equivalents	855	1,223
Diluted weighted average common shares outstanding	108,478	109,626

Basic net income per share	$0.25	$0.15
Diluted net income per share	$0.25	$0.15

During the three months ended March 31, 2010 and 2011, approximately 3.2 million and 2.4 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. The shares that underlie the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share during the three months ended March 31, 2010 because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.  Acquisitions

ITC^DeltaCom

On December 8, 2010, EarthLink acquired ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S., at a price of $3.00 per share. EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. EarthLink believes the acquisition will enable the Company to become an IP infrastructure and managed services provider by combining its existing business services with ITC^DeltaCom’s integrated communications business. EarthLink has included the financial results of ITC^DeltaCom in its consolidated financial statements from the date of acquisition. The amount of ITC^DeltaCom’s revenue and net

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

loss included in EarthLink’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 was $109.8 million and $10.9 million, respectively.

The fair value of consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, EarthLink recorded $170.1 million of goodwill, $131.2 million of identifiable intangible assets, $200.5 million of property and equipment, $351.2 million of long-term debt and $103.2 million of other net assets. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the three months ended March 31, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect the new information obtained. As a result, the carrying amount of deferred tax assets was increased by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill.  The Condensed Consolidated Balance Sheet as of December 31, 2010 and the allocation of consideration transferred noted above have been reflected for this adjustment. The primary areas of the purchase price allocation that are not yet finalized relate to additional income tax estimates.

One Communications

On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. (“One Communications”), a privately-held, multi-regional integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. EarthLink acquired 100% of One Communications in a merger transaction with One Communications surviving as an indirect wholly-owned subsidiary of EarthLink. One Communications stockholders had the right to elect to receive the net merger consideration in the form of cash or EarthLink common stock. EarthLink believes the acquisition will further transform the Company into an IP infrastructure and managed services provider by expanding its IP network footprint. EarthLink also believes the acquisition will provide strategic benefits due to acquiring a large established customer base that generates cash. The results of operations of One Communications will be included in EarthLink’s consolidated results of operations beginning April 1, 2011.

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included repayment of net indebtedness of approximately $282.1 million and $40.6 million of other liabilities and certain working capital and other adjustments as provided in the merger agreement. In addition, $21.0 million of the aggregate merger consideration was deposited in an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments, indemnification obligations and post-closing One Communications employment-related obligations.

The resulting preliminary fair value of consideration transferred was $47.4 million, which consisted of $23.8 million in cash paid to acquire the outstanding common stock of One Communications and $23.6 million for the issuance of 3.0 million shares of EarthLink common stock. The assets acquired and liabilities assumed of One Communications will be recognized at their acquisition date fair values.  The allocation of the consideration transferred to the assets acquired and liabilities assumed of One Communications (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment.  Such allocation of the purchase price is subject to finalization and will be determined taking into account analysis by an independent valuation firm, which is expected to be complete in the second quarter of 2011.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following is a preliminary allocation of the consideration transferred based on currently available information.  Such final identification of all the intangible assets acquired and the purchase price allocation may be significantly different than that reflected below (dollars in thousands).

Acquired Assets:
Cash and cash equivalents	$11,158
Property and equipment	150,805
Goodwill	156,573
Intangible assets	149,500
Other assets	86,537
Total assets	554,573

Assumed Liabilities:
Debt	(266,275)
Deferred revenue	(19,145)
Deferred tax liability, net	(54,911)
Other liabilities	(166,815)
Total liabilities	(507,146)
Total consideration	$47,427

Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill will be assigned to the Company’s Business Services segment. The goodwill is not expected to be deductible for income tax purposes.

Included in other assets is accounts receivable with a preliminary estimate of fair value of $55.2 million and a gross contractual value of $64.1 million. The difference represents the Company's best estimate of the contractual cash flows that will not be collected. Also included in other assets is $7.5 million of escrow funds that the Company estimates will be used to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement.

The following table summarizes the preliminary components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$133,600	5 Years
Developed technology	12,000	5 Years
Trade name	3,900	3 Years
Total intangible assets	$149,500

STS Telecom

On March 2, 2011, EarthLink acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom currently operates a sophisticated VoIP platform. EarthLink plans to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of its Business Service offerings.

The total consideration transferred was $22.1 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $21.2 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.8 million of net liabilities assumed. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain working capital adjustments as well as income and non-income based taxes. EarthLink has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisitions of ITC^DeltaCom and One Communications occurred on January 1, 2010:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Total revenues	$418,780	$375,794
Net income	19,944	17,976

5.  Restructuring and Acquisition-Related Costs

Restructuring and acquisition-related costs consisted of the following during the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)

Facility exit and restructuring costs	$1,435	$1,010
Acquisition-related costs	—	3,495
Restructuring and acquisition-related costs	$1,435	$4,505

Facility Exit and Restructuring Costs

In August 2007, EarthLink adopted a restructuring plan (the “2007 Plan”) to reduce costs and improve the efficiency of the Company’s operations. The 2007 Plan was the result of a comprehensive review of operations within and across the Company’s functions and businesses. Under the 2007 Plan, the Company reduced its workforce by approximately 900 employees, closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during the year ended December 31, 2008. However, there have been and may continue to be changes in estimates to amounts previously recorded.

The following table summarizes facility exit and restructuring costs during the three months ended March 31, 2010 and 2011 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the three months ended March 31, 2010 and 2011 were primarily the result of changes to sublease estimates in the Company’s exited facilities and additional costs for lease terminations. Such costs have been classified as restructuring and acquisition-related costs in the Condensed Consolidated Statements of Operations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

			Cumulative
			Costs
	Three Months Ended March 31,		Incurred
	2010	2011	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	1,326	1,010	24,743
Non-cash asset impairments	109	—	24,901
Other associated costs	—	—	1,131
	$1,435	$1,010	$81,539

The following table summarizes activity for the liability balances associated with the 2007 Plan for the three months ended March 31, 2011, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

Facilities
(in thousands)
Balance as of December 31, 2010	$13,613
Accruals	1,010
Payments	(2,854)
Balance as of March 31, 2011	$11,769

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2010 and March 31, 2011, approximately $4.7 million and $4.8 million, respectively, was classified as other accrued liabilities and approximately $8.9 million and $6.9 million, respectively, was classified as other long-term liabilities.

Acquisition-Related Costs

Acquisition-related costs consist of external costs directly related to EarthLink’s acquisitions, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; and integration-related costs, such as system conversion, employee travel and relocation and rebranding costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)

Transaction related costs	$—	$1,740
Severance and retention costs	—	1,693
Integration related costs	—	62
Total acquisition-related costs	$—	$3,495

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2010 and March 31, 2011:

	As of	As of
	December 31,	March 31,
	2010	2011
	(in thousands)
Government and agency securities	$284,441	$—
Commercial paper	14,666	—
Corporate debt securities	21,011	—
Total marketable securities	320,118	—
Less: classified as current	(307,814)	—
Total long-term marketable securities	$12,304	$—

During the three months ended March 31, 2011, the Company sold its investments in marketable securities and recognized a realized gain of $0.4 million. As a result, the Company had no short- or long-term marketable securities as of March 31, 2011. Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consisted of government and agency notes, which include U.S. treasury securities and government-sponsored debt securities, commercial paper and corporate debt securities. These securities were classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and  included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The following tables summarize gross unrealized gains and losses as of December 31, 2010 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
	(in thousands)
Government and agency notes	$284,087	$(1)	$355	$284,441
Commercial paper	14,658	—	8	14,666
Corporate debt securities	20,980	(7)	38	21,011
	$319,725	$(8)	$401	$320,118

Gain on investments, net

During the three months ended March 31, 2010, the Company sold certain of its investments in other companies for proceeds of $0.5 million and recognized a realized gain on investments of $0.4 million.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

7.  Purchased Intangible Assets and Goodwill

Goodwill

The changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2011 were as follows:

	Consumer	Business
	Services	Services
	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2010
Goodwill	$88,920	$258,004	$346,924
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	170,126	259,046

Goodwill acquired during year	—	21,229	21,229

Balance as of March 31, 2011
Goodwill	88,920	279,233	368,153
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$191,355	$280,275

Goodwill acquired during the period resulted from EarthLink’s acquisition of STS Telecom, which is more fully described in Note 4, “Acquisitions.”

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011:

	As of December 31, 2010			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Subscriber bases and customer relationships	$192,414	$(71,067)	$121,347	$208,115	$(77,034)	$131,081
Developed technology and software	10,611	(821)	9,790	12,311	(1,281)	11,030
Trade names	5,221	(994)	4,227	5,221	(1,379)	3,842
Other	—	—	—	450	(15)	435
	$208,246	$(72,882)	$135,364	$226,097	$(79,709)	$146,388

The Company’s identifiable intangible assets primarily consist of subscriber bases and customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The gross carrying value of identifiable intangible assets as of March 31, 2011 includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such asset, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2011, the

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

weighted average amortization periods were 5.4 years for subscriber base assets and customer relationships, 5.3 years for developed technology and software, 3.6 years for trade names and 2.5 years for other identifiable intangible assets.

Amortization of definite-lived intangible assets for the three months ended March 31, 2010 and 2011 was $1.3 million and $6.8 million, respectively, and is included in depreciation and amortization in the Condensed Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $22.1 million during the remaining nine months in the year ending December 31, 2011 and $28.1 million, $27.2 million, $25.3 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods will differ materially from these estimates due to identifiable intangible assets resulting from the One Communications acquisition, and could differ materially from these estimates as a result of other acquisitions, changes in useful lives and other relevant factors.

8.  Debt

The Company’s debt consisted of the following as of December 31, 2010 and March 31, 2011:

	As of	As of
	December 31,	March 31,
	2010	2011
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$325,000	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	26,251	25,232
EarthLink convertible senior notes due November 2026	255,791	255,791
Unamortized discount on EarthLink convertible senior notes due November 2026	(12,722)	(9,149)
Capital lease obligations	—	1,526
Carrying value of debt	594,320	598,200
Less current portion	(243,069)	(247,230)
Long-term debt, less current portion	$351,251	$350,970

ITC^DeltaCom Senior Secured Notes due April 2016

In connection with the acquisition of ITC^DeltaCom, EarthLink assumed ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”). The ITC^DeltaCom Notes were not repaid or guaranteed by EarthLink.  The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the ITC^DeltaCom Notes. Under the indenture for the ITC^DeltaCom Notes, following the consummation of the acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. The remaining ITC^DeltaCom Notes remain outstanding as obligations of ITC^DeltaCom and its subsidiaries.

The ITC^DeltaCom Notes accrue interest at a rate of 10.5% per year. Interest on the ITC^DeltaCom Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The ITC^DeltaCom Notes will mature on April 1, 2016.

ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes at any time on or after April 1, 2013, at

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 103% of their principal amount. If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the ITC^DeltaCom Notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control, ITC^DeltaCom may be required to offer to purchase ITC^DeltaCom Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the ITC^DeltaCom Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

The ITC^DeltaCom Notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with any future senior indebtedness. The ITC^DeltaCom Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the ITC^DeltaCom Notes. Currently all of ITC^DeltaCom’s subsidiaries are deemed to be restricted subsidiaries under the indenture. The ITC^DeltaCom Notes are guaranteed on a senior secured basis by each of ITC^DeltaCom’s restricted subsidiaries on the initial issue date of the ITC^DeltaCom Notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and March 31, 2011, ITC^DeltaCom was in compliance with all of its financial covenants.

As of December 31, 2010 and March 31, 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $359.9 million, respectively, based on quoted market prices.

EarthLink Convertible Senior Notes due November 2026

In November 2006, EarthLink issued $258.8 million aggregate principal amount of convertible senior notes due November 15, 2026 (the “EarthLink Notes”) in a registered offering. The EarthLink Notes bear interest at 3.25% per year on the principal amount of the EarthLink Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the EarthLink Notes thereafter, payable semi-annually in May and November of each year. The EarthLink Notes rank as senior unsecured obligations of the Company.

The EarthLink Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of EarthLink Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 121.9549 shares per $1,000 principal amount of EarthLink Notes as of March 31, 2011 (which represents a conversion price of approximately $8.20 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the EarthLink Notes and, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

20 consecutive trading days that begin on, and include, the second trading day after the day the EarthLink Notes are surrendered for conversion. The EarthLink Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of EarthLink Notes was equal to or less than 98% of the average conversion value of the EarthLink Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the EarthLink Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the EarthLink Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their EarthLink Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2010 and March 31, 2011, the fair value of the EarthLink Notes was approximately $300.3 million and $275.0 million, respectively, based on quoted market prices.

Under the terms of the indenture governing the EarthLink Notes, the Company’s payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes. In addition, as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the three months ended March 31, 2010, $3.0 million principal amount of EarthLink Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The Company accounts for the liability and equity components of the EarthLink Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the EarthLink Notes, which represents the first redemption date of November 2011. As of March 31, 2011, the remaining amortization period for the discount was seven months.

The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2010 and March 31, 2011 are presented below:

	As of	As of
	December 31,	Mach 31,
	2010	2011
	(in thousands)
Principal amount	$255,791	$255,791
Unamortized discount	(12,722)	(9,149)
Net carrying amount	$243,069	$246,642

Carrying amount of the equity component	$61,847	$61,847

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table presents the associated interest cost related to the EarthLink Notes during the three months ended March 31, 2010 and 2011, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended March 31,
	2010	2011
	(in thousands)

Contractual interest recognized	$2,226	$2,221
Discount amortization	3,251	3,573

Effective interest rate	9.5%	9.5%

Revolving Credit Facility

On March 18, 2011, EarthLink entered into a credit agreement providing for a $30.0 million revolving credit facility (the “Revolving Credit Facility”).  EarthLink’s obligations under the credit agreement are guaranteed by all of EarthLink’s subsidiaries (other than ITC^DeltaCom, Inc. and its subsidiaries), subject to the subsidiaries’ obtaining regulatory approvals to provide such guarantees.  The interest rate on any borrowings under the Revolving Credit Facility shall be, at EarthLink’s option, LIBOR plus an Applicable Margin (as defined below) or the Base Rate (defined as the highest of (x) the prime rate, (y) the Federal Funds rate plus 0.50% or (z) the one-month LIBOR rate plus 1.00%) plus the Applicable Margin.  The Applicable Margin is 2.00% per annum, in the case of LIBOR loans, and 1.00% per annum, in the case of Base Rate Loans.

The Revolving Credit Facility terminates on March 16, 2012, and all amounts outstanding thereunder shall be due and payable in full.  No amounts were outstanding under the Revolving Credit Facility as of March 31, 2011.

Classification

On November 15, 2011, holders of the EarthLink Notes have the right under the governing indenture to require the Company to repurchase the EarthLink Notes. As a result, the Company classified the EarthLink Notes as a current liability in the Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011.

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three months ended March 31, 2010 and 2011 was as follows:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)
Net income	$26,747	$16,363
Unrealized holding gains on certain investments, net of tax	18	—
Total comprehensive income	$26,765	$16,363

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2011, the Company had $129.0 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 2.1 million shares of its common stock for $16.9 million during the three months ended March 31, 2011.

Dividends

During the three months ended March 31, 2010, cash dividends declared were $0.14 per common share and total dividend payments were $15.4 million. During the three months ended March 31, 2011, cash dividends declared were $0.05 per common share and total dividend payments were $6.2 million. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Stock-based compensation expense was $2.7 million and $3.6 million during the three months ended March 31, 2010 and 2011, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to four years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2010	2,436	$9.40
Granted	—	—
Exercised	(26)	7.50
Forfeited and expired	(68)	9.57
Outstanding as of March 31, 2011	2,342	9.41	3.8	$505

Vested and expected to vest as of March 31, 2011	2,225	$9.41	3.8	$480

Exercisable as of March 31, 2011	2,128	$9.51	3.6	$443

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2011 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2011. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2011 was $0.2 million and $27,000, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. As of March 31, 2011, there was $0.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.4 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of March 31, 2011:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	6.90	189	4.3	$6.40	170	$6.35
6.98	to	7.25	361	6.2	7.24	289	7.24
7.32	to	8.90	153	4.2	7.99	145	8.01
8.96	to	9.01	315	3.3	9.01	315	9.01
9.23	to	9.51	335	4.7	9.47	220	9.45
9.64	to	9.89	257	0.8	9.65	257	9.66
10.36	to	10.36	374	4.3	10.36	374	10.36
10.51	to	16.82	358	2.0	12.93	358	12.93
$5.10	to	$16.82	2,342	3.8	$9.41	2,128	$9.51

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2011:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Outstanding as of December 31, 2010	2,357	$8.01
Granted	1,754	8.40
Vested	(1,052)	7.57
Forfeited	(13)	8.39
Outstanding as of March 31, 2011	3,046	$8.39

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2010 and 2011 was $8.21 and $8.40, respectively.  As of March 31, 2011, there was $18.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2010 and 2011 was $8.1 million and $8.9 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

The major components of the income tax provision for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)

Federal alternative minumum tax	$807	$536
State income tax	381	1,445
Current provision	1,188	1,981

Deferred provision	15,604	8,646

Total	$16,792	$10,627

The income tax provision of $10.6 million for the three months ended March 31, 2011 represents an annual effective rate of 38.95%, including expense related to discrete items of 0.03%.

The current federal and state tax provisions recorded during the three months ended March 31, 2010 and 2011 were the result of limitations on net operating loss utilization associated with the federal alternative minimum tax calculation and state laws. The non-cash deferred tax provisions recorded during the three months ended March 31, 2010 and 2011 were primarily a result of the utilization of net operating loss tax carryforwards.

The Company has a valuation allowance of $39.2 million against certain deferred tax assets.  Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in capital. Approximately $7.2 million of the valuation allowance relates to net operating losses in certain jurisdictions where there is uncertainty regarding utilization. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia and Illinois as “major” tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all “major” jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended March 31, 2011 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with income tax is to record such items as a component of income tax expense.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the three months ended March 31, 2011 is as follows:

Three Months Ended
March 31, 2011
(in thousands)
Balance as of December 31, 2010	$18,367
Adjustment to tax positions under acquisition accounting	(13)
Decreases for tax positions of prior years	(23)
Balance as of March 31, 2011	$18,331

12.  Fair Value Measurements

As of December 31, 2010 and March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011:

			Fair Value Measurements as of December 31, 2010 Using
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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Fair Value Measurements as of March 31, 2011 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Cash equivalents	$103,098	$103,098	$103,098	$—	$—
Total	$103,098	$103,098	$103,098	$—	$—

Cash equivalents and marketable securities as of December 31, 2010 and March 31, 2011 were valued using quoted market prices and are classified within Level 1.

13.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, which include managed IP-based network services and Internet access; voice services, which include local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. The results of ITC^DeltaCom and STS Telecom are included in the Company’s Business Services segment. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and broadband Internet access services, ancillary services sold as add-on features to the Company’s Internet access services, search and advertising.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2010 and 2011 is as follows:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Business Services
Revenues	$33,694	$142,373
Cost of revenues	19,409	72,457
Gross margin	14,285	69,916
Direct segment operating expenses	9,716	44,744
Segment operating income	$4,569	$25,172

Consumer Services
Revenues	$123,564	$100,645
Cost of revenues	39,471	31,266
Gross margin	84,093	69,379
Direct segment operating expenses	22,876	19,314
Segment operating income	$61,217	$50,065

Consolidated
Revenues	$157,258	$243,018
Cost of revenues	58,880	103,723
Gross margin	98,378	139,295
Direct segment operating expenses	32,592	64,058
Segment operating income	65,786	75,237
Stock-based compensation expense	2,667	3,571
Depreciation and amortization	4,748	21,676
Restructuring and acquisition-related costs	1,435	4,505
Other operating expenses	8,523	5,535
Income from operations	$48,413	$39,950

The primary component of the Company’s revenues is access and service revenues, which consist of narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access); broadband access services (including high-speed access via DSL and cable, VoIP and managed IP-based networks); voice services (including local exchange services, long distance and conference calling services); the sale of transmission capacity (which is an access service) to other telecommunications carriers; and web hosting services. The Company also earns revenues from value-added services, which include ancillary services sold as add-on features to the Company’s access services, search and advertising revenues.

The Company’s Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity (which is an access service) to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. The Company’s Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence.

The Company’s Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

access services (including high-speed access via DSL and cable and VoIP). Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. The Company’s Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2010 and 2011 is as follows:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)
Business Services
Access and service	$33,139	$141,849
Value-added services	555	524
Total revenues	$33,694	$142,373

Consumer Services
Access and service	$108,198	$87,457
Value-added services	15,366	13,188
Total revenues	$123,564	$100,645

Consolidated
Access and service	$141,337	$229,306
Value-added services	15,921	13,712
Total revenues	$157,258	$243,018

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

EarthLink, Inc., together with its consolidated subsidiaries, provides a comprehensive suite of communications services to individual and business customers. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides integrated communications and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. Our Business Services segment also sells transmission capacity to other communications providers on a wholesale basis. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. We provide our business services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. We provide our consumer services primarily through third-party telecommunications service providers.

During late 2010 and early 2011, we entered into two transactions that we believe will transform our business from being primarily an Internet services provider (“ISP”) to a leading IP infrastructure and managed services provider. The transactions will allow us to offer a more robust suite of business services, including data, voice and video, and to create more scale in the markets we serve. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S. We acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink, Inc. ITC^DeltaCom is included in our Business Services segment. In April 2011, we completed the acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. Under the terms of the merger agreement, we acquired 100% of One Communications in a merger transaction with One Communications surviving as an indirect wholly-owned subsidiary of EarthLink, Inc.  One Communications will be included in our Business Services segment.

In March 2011, we also acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held company that operates a sophisticated Voice-over-Internet Protocol (“VoIP”) platform that we plan to leverage on a nationwide basis as part of our Business Service offerings.

Business Strategy

Successfully integrate and realize the potential of synergistic acquisitions. Our Business Services segment has been strengthened through the acquisition of fiber network assets, strengthening our ability to provide nationwide customers with an enhanced service platform, offering voice, data, video and managed services. We are focused on successfully integrating ITC^DeltaCom, One Communications and STS with our existing operations and expect to realize cost synergies, as well as increase the scale and scope of our product offerings. We believe that our strategic and competitive positioning will be strengthened by our ability to continue to successfully integrate these and other potential acquisitions.

Enhance our position as a leading IP infrastructure and managed services provider. Through the combination of our existing business services with the integrated communications businesses of our recent acquisitions, ITC^DeltaCom, STS and One Communications, we offer a comprehensive suite of business services under a new brand, EarthLink Business. We believe that our combined sales force and service offerings will be attractive to multi-location business customers and helpful in promoting brand awareness and achieving operating synergies and revenue growth. We believe that to continue to enhance our ability to offer these services supports our long-term strategic direction and will further our objectives of strengthening our competitive position, expanding our customer base, providing greater scale to accelerate innovation and increasing stockholder value.

Optimize our Consumer Services segment operations. We remain focused on retaining our customers and building long-term customer relationships based on customized service offerings and superior customer service. We believe focusing on the customer relationship increases loyalty and reduces churn. We continue to focus on offering our services with high-quality customer service and technical support. We also intend to continue to use cash generated from our Consumer Services segment operations to fund growth under our acquisition strategy in our Business Services segment. We also continue to seek to add consumer customers that generate an acceptable rate of return, including through alliances, partnerships and acquisitions from other ISPs.

Maintain focus on operational efficiency. Our operating framework includes a disciplined focus on operational efficiency. In our Consumer Services segment, we intend to continue to improve the cost structure of our business, without impacting the quality of services we provide. In our Business Services segment, we intend to use this disciplined focus on operational efficiency to create synergies from our recent and potential future acquisitions. We also plan to continue to implement cost reduction initiatives and to manage our business more efficiently.

Selectively pursue potential strategic acquisitions. In addition to the acquisitions of ITC^DeltaCom, One Communications and STS, we will continue to selectively evaluate and consider other potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investment in additional network depth in geographic areas that further expand our recently acquired fiber network, investment in new product and services capabilities and the acquisition of business customers within our network to create more scale. The nationwide reach and depth of our network will allow us to leverage any newly acquired product and service capabilities to all of our customers with lower incremental cost.

The primary challenges we face in executing our business strategy for our Business Services segment are continuing to develop new profitable managed services offerings that will be attractive to multi-location customers, successfully integrating our acquisitions to achieve expected synergies and cost savings, responding to competitive and economic pressures in the communications industry and adapting to regulatory changes and initiatives.  The primary challenges we face in executing our Consumer Services segment are managing the rate of decline in our consumer revenues, implementing outsourcing and other cost-saving initiatives, and operating our network cost-effectively, including network services purchased from third-party telecommunications service providers. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

Business Services. Our Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; fees for equipment and termination fees. Our Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence. Our Business Services segment was 59% of our total revenues during the three months ended March 31, 2011.

Consumer Services. Our Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Our Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. Value-added services revenues consist of fees charged for ancillary services; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties, such as the GoogleTM search engine; and fees charged for advertising on our various web properties. Our Consumer Services segment was 41% of our total revenues during the three months ended March 31, 2011.

Trends in our Business

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

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. We have experienced pressure on revenue and operating expenses for our business services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

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

In light of the continued maturation of the market for Internet access, we continue to engage in limited sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, our rate of revenue decline has decreased as our subscriber base becomes more tenured and churn rates decline. Our consumer subscriber churn rate improved from 3.1% during the three months ended March 31, 2010 to 2.7% during the three months ended March 31, 2011.

First Quarter 2011 Highlights

The statement of operations data for the first quarter of 2011 is affected by our acquisition of ITC^DeltaCom on December 8, 2010. The results of ITC^DeltaCom’s are included in our operating results beginning on this date.  Total revenues increased $85.8 million, or 55%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was the result of the inclusion of $109.8 million of ITC^DeltaCom’s revenues for the quarter. This was partially offset by a decrease in our Consumer Services revenues due to a decline in our average consumer subscriber base, from approximately 2.0 million during the three months ended March 31, 2010 to approximately 1.6 million during the three months ended March 31, 2011, attributable to continued competitive pressures and continued maturation of the narrowband Internet access market. Total operating costs and expenses increased $94.2 million, or 87%, from the three months ended March 31, 2010 to the three months ended March 31, 2011, as a result of the inclusion of ITC^DeltaCom’s operating costs and expenses for the quarter. This was partially offset by a decrease in our Consumer Services operating costs and expenses as our overall consumer subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. Net income decreased $10.4 million, or 39%, from $26.7 million during the three months ended March 31, 2010 to $16.4 million during the three months ended March 31, 2011.

Looking Ahead

In our Business Services segment, we expect revenues and operating expenses to increase due to the inclusion of ITC^DeltaCom and One Communications in our results of operations for a full year. However, we expect competitive pressures to put continued pressure on revenue for our business services. We expect to incur additional closing and transaction costs, severance and retention costs and integration costs related to both transactions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies. Such costs may include severance and employee benefits or the elimination of duplicate facilities and contracts, and may result in additional restructuring activities.

In our Consumer Services segment, we expect revenues to continue to decrease as a result of limited sales and marketing efforts and as the market for Internet access continues to mature. However, we expect the rate of revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our profitability due to the higher costs associated with delivering broadband services. We will continue to seek cost reduction initiatives, such as consolidating data centers and proprietary platforms. However, we believe that large-scale cost reduction opportunities in our Consumer Services segment will be more limited in the future and these initiatives may be costly to implement.

Results of Operations

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010. ITC^DeltaCom’s results are included in our operating results beginning on December 8, 2010. The following table sets forth statement of operations data for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,				Change Between
	2010		2011		2010 and 2011
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$157,258	100%	$243,018	100%	$85,760	55%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	58,880	37%	103,723	43%	44,843	76%
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	43,782	28%	73,164	30%	29,382	67%
Depreciation and amortization	4,748	3%	21,676	9%	16,928	357%
Restructuring and acquisition-related costs	1,435	1%	4,505	2%	3,070	214%
Total operating costs and expenses	108,845	69%	203,068	84%	94,223	87%

Income from operations	48,413	31%	39,950	16%	(8,463)	-17%
Gain on investments, net	418	0%	—	0%	(418)	-100%
Interest expense and other, net	(5,292)	-3%	(12,960)	-5%	(7,668)	145%
Income before income taxes	43,539	28%	26,990	11%	(16,549)	-38%
Income tax provision	(16,792)	-11%	(10,627)	-4%	6,165	-37%
Net income	$26,747	17%	$16,363	7%	$(10,384)	-39%

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We also sell transmission capacity in our fiber network to other communications providers on a wholesale basis. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising.

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

The following table sets forth segment data for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(dollars in thousands)
Business Services
Revenues	$33,694	$142,373	$108,679	323%
Cost of revenues	19,409	72,457	53,048	273%
Gross margin	14,285	69,916	55,631	389%
Direct segment operating expenses	9,716	44,744	35,028	361%
Segment operating income	$4,569	$25,172	$20,603	451%

Consumer Services
Revenues	$123,564	$100,645	$(22,919)	-19%
Cost of revenues	39,471	31,266	(8,205)	-21%
Gross margin	84,093	69,379	(14,714)	-17%
Direct segment operating expenses	22,876	19,314	(3,562)	-16%
Segment operating income	$61,217	$50,065	$(11,152)	-18%

Consolidated
Revenues	$157,258	$243,018	$85,760	55%
Cost of revenues	58,880	103,723	44,843	76%
Gross margin	98,378	139,295	40,917	42%
Direct segment operating expenses	32,592	64,058	31,466	97%
Segment operating income	65,786	75,237	9,451	14%
Stock-based compensation expense	2,667	3,571	904	34%
Depreciation and amortization	4,748	21,676	16,928	357%
Restructuring and acquisition-related costs	1,435	4,505	3,070	214%
Other operating expenses	8,523	5,535	(2,988)	-35%
Income from operations	$48,413	$39,950	$(8,463)	-17%

Business Segment Operating Metrics

	March 31,	March 31,
	2010	2011

Legacy EarthLink Business Metrics (a)
Narrowband access subscribers	8,000	7,000
Broadband access subscribers	52,000	52,000
Web hosting accounts	73,000	64,000

ITC^DeltaCom Business Metrics (b)
Total fiber optic route miles (c)	—	16,504
Colocations (d)	—	294
Voice and data switches	—	20

Retail voice lines (e)	—	417,000
Wholesale voice lines (f)	—	7,000
Total business voice lines (g)	—	424,000

(a)  Legacy EarthLink business metrics consist of metrics related to services in EarthLink’s Business Services segment prior to the acquisition of ITC^DeltaCom.

(b)  ITC^DeltaCom business metrics consist of metrics related to our newly acquired ITC^DeltaCom business, which is included in our Business Services segment.

(c)  As of March 31, 2011, included 12,559 route miles owned or obtained through indefeasible rights to use (IRU) and 3,935 marketed and managed route miles.

(d)  Two colocations in the same physical facility are reflected as one location.

(e)  Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded. Retail voice lines includes facilities-based service offering in which we provide local transport through our owned and operated switching facilities and resale service offerings in which we provide local and mobile services.

(f)  Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

(g)  Reported net of lines disconnected or canceled.

Consumer Segment Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	March 31,	March 31,
	2010	2011
Consumer Subscriber Detail (a)
Narrowband access subscribers	1,134,000	877,000
Broadband access subscribers	781,000	680,000
Subscribers at end of period	1,915,000	1,557,000

	Three Months Ended
	March 31,
	2010	2011
Consumer Subscriber Activity
Subscribers at beginning of year	2,029,000	1,636,000
Gross organic subscriber additions	73,000	49,000
Churn	(187,000)	(128,000)
Subscribers at end of period	1,915,000	1,557,000

Consumer Metrics
Average subscribers (b)	1,970,000	1,596,000
ARPU (c)	$20.91	$21.03
Churn rate (d)	3.1%	2.7%

(a) Subscriber counts do not include nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)  Average subscribers or accounts is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the period.

(c) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the year by the average number of subscribers for the year. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

(d) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011	$ Change	% Change
	(dollars in thousands)
Business Services
Access and service	$33,139	$141,849	$108,710	328%
Value-added services	555	524	(31)	-6%
Total revenues	$33,694	$142,373	$108,679	323%

Consumer Services
Access and service	$108,198	$87,457	$(20,741)	-19%
Value-added services	15,366	13,188	(2,178)	-14%
Total revenues	$123,564	$100,645	$(22,919)	-19%

Consolidated
Access and service	$141,337	$229,306	$87,969	62%
Value-added services	15,921	13,712	(2,209)	-14%
Total revenues	$157,258	$243,018	$85,760	55%

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

Total revenues increased $85.8 million, or 55%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.  This increase was comprised of a $108.7 million increase in Business Services revenues, partially offset by a $22.9 million decrease in Consumer Services revenues. The increase in Business Services revenue was due to the inclusion of ITC^DeltaCom’s revenues during the three months ended March 31, 2011.  The decrease in Consumer Services revenues resulted from a decrease in average consumer subscribers, which were approximately 2.0 million and 1.6 million during the three months ended March 31, 2010 and 2011, respectively. This decrease was driven by a decline in narrowband and broadband subscribers, due to reduced sales and marketing efforts, continued maturation in the market for Internet access and competitive pressures in the industry.

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

Business Services revenues increased $108.7 million from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The increase was primarily due to the inclusion of $109.8 million of

ITC^DeltaCom revenues. This was partially offset by a $1.1 million decrease in other Business Services revenues, which was primarily due to declining business demand and competitive pricing pressures.

Consumer Services revenues

Access and service. Access and service revenues consist of recurring monthly charges for narrowband and broadband access services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access and service revenues decreased $20.7 million, or 19%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The decrease in consumer access and service revenues was due to a decrease in narrowband access and broadband access revenues. Average consumer narrowband subscribers were 1.2 million and 0.9 million during the three months ended March 31, 2010 and 2011, respectively. Average consumer broadband subscribers were 0.8 million and 0.7 million during the three months ended March 31, 2010 and 2011, respectively. Narrowband access comprised a larger portion of the average consumer access subscriber decreases, as average narrowband subscribers were approximately 60% and 57% of average consumer access subscribers during the three months ended March 31, 2010 and 2011, respectively.  Within narrowband access, our value-priced narrowband services comprised a larger proportion of the total narrowband decrease, as average PeoplePC access subscribers were approximately 34% and 27% of our average consumer narrowband customer base during the three months ended March 31, 2010 and 2011, respectively. The decrease in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our consumer subscriber churn rates decreased from 3.1% during the three months ended March 31, 2010 to 2.7% during the three months ended March 31, 2011, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our subscriber base. In addition, the shift in mix of our subscribers from narrowband access to broadband access has also favorably impacted churn, as our broadband access customers have lower churn rates than our narrowband access customers. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.  We derive these revenues from fees charged for ancillary services; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties, such as the GoogleTM search engine; and fees charged for advertising on our various web properties.

Value-added services revenues decreased $2.2 million, or 14%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. This was due primarily to a decrease in subscribers for ancillary services, primarily security services, and in search revenues. The decrease resulted from the decline in total average consumer subscribers.  However, partially offsetting this decrease was an increase in subscription revenue per subscriber.

Cost of revenues

Consolidated cost of revenues

Cost of revenues includes costs directly associated with providing services to our customers. Total cost of revenues increased $44.8 million, or 76%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.  This increase was comprised of a $53.0 million increase in business services cost of revenue, partially offset by a $8.2 million decrease in consumer services cost of revenues. Total cost of revenues increased from 37% of revenues during the three months ended March 31, 2010 to 43% of revenues during the three months ended March 31, 2011 due to the change in mix of our subscriber base to business customers and to broadband subscribers.

Business Services cost of revenues

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services. Business Services cost of revenues increased $53.0 million from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The increase in Business Services cost of revenues was primarily due to the inclusion of $54.4 million of ITC^DeltaCom’s cost of revenues. Partially offsetting this was a $1.4 million decrease due to a decline in average legacy EarthLink business services subscribers.

Consumer Services cost of revenues

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, Comcast Corporation, Covad Communications Group, Inc., Qwest Corporation, Time Warner Cable and Verizon Communications, Inc. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis.

Consumer Services cost of revenues decreased $8.2 million, or 21%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The decrease was primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts.

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

Selling, general and administrative expenses increased $29.4 million, or 67%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The increase was due to the inclusion of $35.7 million of ITC^DeltaCom’s selling, general and administrative expenses for the three months ended March 31, 2011. Partially offsetting this was a $6.3 million decrease in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees.  The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Selling, general and administrative expenses increased from 28% of revenues during the three months ended March 31, 2010 to 30% of revenues during the three months ended March 31, 2011.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the various asset classes. Definite-lived intangible assets, which primarily consist of subscriber bases and customer relationships, acquired software and technology, trade names and other assets, are amortized on a straight-line basis over their estimated useful lives, which range from three to six three years.

Depreciation and amortization increased $16.9 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This consisted of an $11.3 million increase in depreciation expense and a $5.6 million increase in amortization expense. The increases in depreciation and amortization expense compared to the three months ended March 31, 2010 was primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of ITC^DeltaCom. We expect depreciation and amortization to increase in 2011 as a result of property and equipment and definite-lived intangible assets obtained in our acquisitions of ITC^DeltaCom, One Communications and STS Telecom.

Restructuring and acquisition-related costs

Restructuring and acquisition-related costs consisted of the following during the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)

Facility exit and restructuring costs	$1,435	$1,010
Acquisition-related costs	—	3,495
Restructuring and acquisition-related costs	$1,435	$4,505

2007 Restructuring Plan. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations (“the 2007 Plan”). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. However, there have been and may continue to be changes in estimates to amounts previously recorded. As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $1.4 million and $1.0 million during the three months ended March 31, 2010 and 2011, respectively.

Acquisition-Related Costs. Acquisition-related costs consist of external costs directly related to our acquisitions, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; and integration-related costs, such as system conversion and rebranding costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(in thousands)

Transaction related costs	$—	$1,740
Severance and retention costs	—	1,693
Integration related costs	—	62
Total acquisition-related costs	$—	$3,495

Gain on investments, net

During the three months ended March 31, 2010, we sold certain of our investments in other companies for proceeds of $0.5 million and recognized a realized gain on investments of $0.4 million. This gain was included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our Convertible Senior Notes due November 15, 2026 (the “EarthLink Notes”) and on ITC^DeltaCom’s 10.5% senior secured notes due 2016 (the “ITC^DeltaCom Notes”); interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

Interest expense and other, net, increased $7.7 million, from $5.3 million during the three months ended March 31, 2010 to $13.0 million during the three months ended March 31, 2011. The increase was primarily due to the inclusion of ITC^DeltaCom interest expense. In connection with the ITC^DeltaCom acquisition, we assumed $325.0 million aggregate principal amount of the ITC^DeltaCom Notes.  Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to the EarthLink Notes. These increases were partially offset by a $0.4 million gain realized from the liquidation of our investments in marketable securities into cash equivalents.

Income tax provision

We recognized an income tax provision of $16.8 million during the three months ended March 31, 2010. This consisted of $1.2 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $15.6 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. We recognized an income tax provision of $10.6 million during the three months ended March 31, 2011. This consisted of $2.0 million state income and federal and state AMT amounts payable and $8.6 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.

We continue to maintain a valuation allowance of $39.2 million against our unrealized deferred tax assets, which include net operating loss carryforwards. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of certain stock compensation arrangements. The valuation allowance will be removed upon utilization of these net operating losses as an adjustment to additional paid-in-capital. The remaining $7.2 million valuation allowance is retained for net operating losses in certain jurisdictions where there is uncertainty regarding utilization.  In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Stock-based compensation expense was $2.7 million and $3.6 million during the three months ended March 31, 2010 and 2011, respectively. Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees.

Facility Exit and Restructuring Costs

We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of March 31, 2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled.

Facilities
(in thousands)
Balance as of December 31, 2010	$13,613
Accruals	1,010
Payments	(2,854)
Balance as of March 31, 2011	$11,769

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
	(in thousands)

Net income	$26,747	$16,363
Non-cash items	26,169	36,642
Changes in working capital	(20,646)	1,461
Net cash provided by operating activities	$32,270	$54,466

Net cash provided by in investing activities	$3,678	$280,314

Net cash used in financing activities	$(17,824)	$(26,103)

Operating activities

The $22.2 million increase in net cash provided by operating activities during the three months ended March 31, 2011 compared to the prior year period was primarily due to $20.6 million of cash from operating activities attributable to our acquisition of ITC^DeltaCom. The remaining $1.6 million increase was primarily due to reduced sales and marketing spending, reduced telecommunication costs and reduced customer support and bad debt expense as our overall consumer subscriber base has decreased and become longer tenured, and reduced back-office support costs.

Investing activities

Our investing activities provided cash of $3.7 million during the three months ended March 31, 2010. This consisted primarily of $6.2 million of sales and maturities of investments in marketable securities, net of purchases, and $0.5 million of proceeds received from the sale of certain investments. Partially offsetting these amounts was $3.1 million of capital expenditures, primarily associated with network and technology center related projects. Our investing activities provided cash of $280.3 million during the three months ended March 31, 2011. This consisted primarily of $319.7 million of sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the quarter.  This was partially offset by $22.1 million of cash used for the acquisition of STS Telecom and $17.7 million for capital expenditures, primarily associated with network and technology center related projects, which includes incremental capital spending for ITC^DeltaCom.

Financing activities

Our financing activities used cash of $17.8 million during the three months ended March 31, 2010. This consisted primarily of $15.4 million of dividend payments. We also used $2.8 million to pay for early conversion of a portion of our EarthLink Notes. Under the terms of the indenture governing the EarthLink Notes, our payment of cash dividends requires an adjustment to the conversion rate for the EarthLink Notes. In addition, as a result of the adjustment, the EarthLink Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. These uses of cash were partially offset by $0.3 million of proceeds from the exercise of stock options.

Our financing activities used cash of $26.1 million during the three months ended March 31, 2011. This consisted primarily of $6.2 million of dividend payments, $16.9 million used to repurchase 2.1 million shares of our common stock and $3.2 million of repayment of debt and capital lease obligations. Under the indenture for the ITC^DeltaCom Notes, following the consummation of the acquisition of ITC^DeltaCom, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at

101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011. Also during the three months ended March 31, 2011, ITC^DeltaCom repaid $3.0 million of debt assumed in the STS Telecom acquisition. These uses of cash were partially offset by $0.2 million of proceeds from the exercise of stock options.

Future Uses of cash

Acquisitions. We used approximately $336.5 million of cash upon closing of our acquisition of One Communications in April 2011, which included approximately $23.8 million to acquire the outstanding common stock of One Communications and $312.7 million of debt and other liabilities which were paid at the closing of the transaction. We also expect to use cash for one-time costs related to our recent acquisitions, including transaction and closing costs, as well as integration costs. These transactions may result in significant costs and expenses, including those related to severance pay, payments to executive officers and key employees under retention plans, employee benefit costs, and legal, accounting and financial advisory fees. There are a number of systems that must be integrated, including management information, sales, billing and benefits.  We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and systems of our acquisitions with ours.   In addition, we expect to incur integration costs related to branding initiatives associated with changing the trade name to EarthLink Business.

Debt and interest. We expect to use cash related to our outstanding indebtedness. On November 15, 2011, holders of the EarthLink Notes have the right under the governing indenture to require us to repurchase the EarthLink Notes and from October 15, 2011 to November 15, 2011, the EarthLink Notes are convertible. We will use cash to repurchase EarthLink Notes or in connection with holders’ conversion of EarthLink Notes if the holders exercise their right on those dates or on potential future dates. In addition, in connection with our acquisition of ITC^DeltaCom, we assumed their outstanding $325 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016. As a result, we also expect to use cash for increased interest payments. We also may use cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to repurchase the ITC^DeltaCom Notes.

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

Dividends. During the three months ended March 31, 2010 and 2011, cash dividends declared were $0.14 and $0.05 per common share, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2010 and 2011, we generated $32.3 million and $54.5 million in cash from operations, respectively. As of March 31, 2011, we had $551.6 million in cash and cash equivalents. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

On March 18, 2011, we entered into a $30.0 million revolving credit facility. The credit facility terminates on March 16, 2012, and all amounts outstanding thereunder shall be due and payable in full.  No amounts were outstanding under the credit facility as of March 31, 2011.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we are likely to seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than a $30.0 million credit facility we entered into in March 2011 and which expires in March 2012. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2011, we had utilized approximately $621.0 million pursuant to the authorizations and had $129.0 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our business strategy to transition to a leading IP infrastructure and managed services provider, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (3) that adverse economic conditions could harm our business; (4) that if we do not continue to innovate and provide products and services that are useful to individual subscribers and business customers, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to implement cost reduction initiatives will adversely affect our results of operations; (6) that we will require a significant amount of cash, which may not be available to us, to service our debt and fund our other liquidity needs; (7) that we face significant competition in the Internet industry that could reduce our profitability; (8) that our consumer business is dependent on the availability of third-party network service providers; (9) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (10) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (11) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (12) that changes in technology in the Internet access industry could cause a decline in our business; (13) that we face significant competition in the communications industry that could reduce our profitability; (14) that decisions by the Federal Communications Commission relieving ILECs (incumbent local exchange carrier, which term includes former Bell Systems or other independent telephony companies responsible for providing local telephone exchange services in a specified geographic area) of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (15) that our wholesale services, including our broadband transport services, will be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors; (16) that our financial performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (17) that we may experience reductions in switched access and reciprocal compensation revenue; (18) that our inability to maintain and upgrade our network infrastructure, portions of which we do not own, could adversely affect our operating results; (19) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (20) that we may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology; (21) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (22) that we may be unable to retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (23) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (24) that our business depends on effective business support systems and processes; (25) that government regulations could adversely affect our business or force us to change our business practices; (26) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (27) that we may not be able to protect our intellectual property; (28) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (29) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (30) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (31) that we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (32) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (33) that we may reduce, or cease payment of, quarterly cash dividends; (34) that our stock price may be volatile; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (36) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2010

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2011 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2011	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
January 1 through January 31	—	$—	—	$145,917
February 1 through February 28	350	8.32	350	143,003
March 1 through March 31	1,757	7.95	1,757	129,029
Total	2,107		2,107

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)   Exhibits.   The following exhibits are filed as part of this report:

10.1          Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan.

10.2          EarthLink, Inc. 2011 Short Term Incentive Bonus Plan.

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

EARTHLINK, INC.

Date:	May 4, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	May 4, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)