Form 10-Q
period 2011-06-30
EARTHLINK INC
filed 2011-08-08
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 107,777,405 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2011

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
	December 31,	June 30,
	2010	2011
		(unaudited)
Current assets:
Cash and cash equivalents	$242,952	$490,484
Marketable securities	307,814	—
Restricted cash	2,270	1,068
Accounts receivable, net of allowance of $1,182 and $4,109 as of December 31, 2010 and June 30, 2011, respectively	60,216	105,226
Prepaid expenses	12,161	16,323
Deferred income taxes, net	45,661	63,432
Other current assets	14,802	19,632
Total current assets	685,876	696,165
Long-term marketable securities	12,304	—
Property and equipment, net	241,111	384,880
Deferred income taxes, net	189,037	100,644
Purchased intangible assets, net	135,364	313,416
Goodwill	259,046	422,426
Other long-term assets	1,240	26,785
Total assets	$1,523,978	$1,944,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,272	$20,800
Accrued payroll and related expenses	18,402	25,139
Accrued interest	8,622	15,312
Other accrued liabilities	67,007	118,040
Deferred revenue	40,921	55,831
Current portion of long-term debt and capital lease obligations	243,069	251,986
Total current liabilities	395,293	487,108

Long-term debt and capital lease obligations	351,251	656,009
Other long-term liabilities	19,566	40,313
Total liabilities	766,110	1,183,430

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and June 30, 2011	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 191,825 and 195,792 shares issued as of December 31, 2010 and June 30, 2011, respectively, and 108,382 and 107,731 shares outstanding as of December 31, 2010 and June 30, 2011, respectively	1,918	1,958
Additional paid-in capital	2,061,555	2,077,916
Accumulated deficit	(648,235)	(625,324)
Treasury stock, at cost, 83,443 and 88,061 shares as of December 31, 2010 and June 30, 2011, respectively	(657,611)	(693,664)
Accumulated other comprehensive income	241	—
Total stockholders’ equity	757,868	760,886
Total liabilities and stockholders’ equity	$1,523,978	$1,944,316

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands, except per share data)
	(unaudited)

Revenues	$153,007	$363,559	$310,265	$606,577

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	56,129	164,357	115,009	268,080
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	41,839	113,795	85,621	186,959
Depreciation and amortization	4,577	45,093	9,325	66,769
Restructuring and acquisition-related costs	(89)	11,046	1,346	15,551
Total operating costs and expenses	102,456	334,291	211,301	537,359

Income from operations	50,551	29,268	98,964	69,218
Gain on investments, net	154	—	572	—
Interest expense and other, net	(5,483)	(19,076)	(10,775)	(32,036)
Income before income taxes	45,222	10,192	88,761	37,182
Income tax provision	(17,182)	(3,644)	(33,974)	(14,271)
Net income	$28,040	$6,548	$54,787	$22,911

Net income per share
Basic	$0.26	$0.06	$0.51	$0.21
Diluted	$0.26	$0.06	$0.50	$0.21

Weighted average common shares outstanding
Basic	108,053	109,593	107,840	108,990
Diluted	108,888	110,490	108,685	110,051

Dividends declared per share	$0.16	$0.05	$0.30	$0.10

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2011
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$54,787	$22,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,325	66,769
Loss on disposals and impairments of fixed assets	362	831
Stock-based compensation	4,374	7,085
Non-cash income taxes	31,375	10,833
Amortization of debt discount, premium and issuance costs	7,160	6,157
Gain on investments, net	(572)	—
Gain on debt surrendered for conversion	(172)	—
Other	—	(490)
(Increase) decrease in accounts receivable, net	(5,577)	10,651
(Increase) decrease in prepaid expenses and other assets	(1,401)	(219)
Decrease in accounts payable and accrued and other liabilities	(20,934)	(81,883)
(Decrease) increase in deferred revenue	(1,295)	2,828
Net cash provided by operating activities	77,432	45,473

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(36,533)
Purchases of property and equipment	(5,783)	(40,439)
Purchases of marketable securities	(214,179)	—
Sales and maturities of marketable securities	62,915	319,729
Change in restricted cash	—	1,202
Other investing activities	1,618	(3,346)
Net cash (used in) provided by investing activities	(155,429)	240,613

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	—	279,212
Proceeds from exercises of stock options	1,901	439
Repurchases of common stock	(851)	(36,053)
Payment of dividends	(32,714)	(11,782)
Repayment for debt and capital lease obligations	(2,785)	(270,392)
Other financing activities	—	22
Net cash used in financing activities	(34,449)	(38,554)

Net (decrease) increase in cash and cash equivalents	(112,446)	247,532
Cash and cash equivalents, beginning of period	610,995	242,952
Cash and cash equivalents, end of period	$498,549	$490,484

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, provides a comprehensive suite of communications services to business and individual customers. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides integrated communications and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. The Company’s Business Services segment also sells transmission capacity to other communications providers on a wholesale basis. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. The Company provides its Business Services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. The Company provides its Consumer Services primarily through third-party telecommunications service providers. For further information concerning the Company’s business segments, see Note 14, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2010 and 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company combined sales and marketing, operations and customer support and general and administrative expenses into selling, general and administrative expenses. In addition, the Company reclassified depreciation expense from cost of revenues and selling, general and administrative expenses to depreciation and amortization. Approximately $1.9 million of depreciation expense was reclassified from cost of revenues and $1.4 million of depreciation expense was reclassified from selling, general and administrative expenses to depreciation and amortization during the three months ended June 30, 2010, and approximately $3.8 million of depreciation expense was reclassified from cost of revenues and $3.0 million of depreciation expense was reclassified from selling, general and administrative expenses to depreciation and amortization during the six months ended June 30, 2010.

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

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands, except per share data)
Numerator
Net income	$28,040	$6,548	$54,787	$22,911

Denominator
Basic weighted average common shares outstanding	108,053	109,593	107,840	108,990
Dilutive effect of Common Stock Equivalents	835	897	845	1,061
Diluted weighted average common shares outstanding	108,888	110,490	108,685	110,051

Basic net income per share	$0.26	$0.06	$0.51	$0.21
Diluted net income per share	$0.26	$0.06	$0.50	$0.21

During the three months ended June 30, 2010 and 2011, approximately 2.7 million and 1.6 million, respectively, of stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended June 30, 2010 and 2011, approximately 3.0 million and 1.9 million, respectively, of stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. The shares that underlie the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2010 and during the three months ended June 30, 2011 because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.  Acquisitions

ITC^DeltaCom

On December 8, 2010, EarthLink acquired ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S., at a price of $3.00 per share. EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. The primary reason for the acquisition was to enable the Company to become

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

an IP infrastructure and managed services provider by combining its existing business services with ITC^DeltaCom’s integrated communications business. EarthLink has included the financial results of ITC^DeltaCom in its consolidated financial statements from the date of the acquisition.

The fair value of consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, EarthLink recorded $170.0 million of goodwill, $131.2 million of identifiable intangible assets, $200.5 million of property and equipment, $351.2 million of long-term debt and $103.3 million of other net assets. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the six months ended June 30, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect the new information obtained. As a result, the carrying amount of deferred tax assets was increased by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill.  The Condensed Consolidated Balance Sheet as of December 31, 2010 and the allocation of consideration transferred noted above have been reflected for this adjustment. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill.

One Communications

On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. (“One Communications”), a privately-held, multi-regional integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. EarthLink acquired 100% of One Communications in a merger transaction with One Communications surviving as a wholly-owned subsidiary of EarthLink. One Communications stockholders had the right to elect to receive the net merger consideration in the form of cash or EarthLink common stock. The primary reason for the acquisition was to further transform the Company into an IP infrastructure and managed services provider by expanding its IP network footprint. EarthLink also believes the acquisition will provide strategic benefits because One Communications has a large established customer base that generates cash. EarthLink has included the financial results of One Communications in its consolidated financial statements from the date of the acquisition. EarthLink’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 included $121.5 million of One Communications’ revenue and $6.5 million of One Communications’ net loss.

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included repayment of debt and other liabilities and certain working capital and other adjustments. Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments and indemnification obligations. In addition, EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of the 1.3 million shares deposited in escrow and 1.7 million shares issued to One Communications shareholders. In June 2011, $1.9 million (including 0.1 million shares) that was used to fund certain post-closing employment-related obligations was returned from escrow.

The resulting preliminary fair value of consideration transferred was $39.9 million, which consisted of $20.0 million in cash paid to acquire the outstanding common stock of One Communications and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values.  The purchase price allocation is subject

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, indefeasible rights-to-use agreements, income and non-income based taxes and residual goodwill.

The following is a preliminary allocation of the consideration transferred based on currently available information (dollars in thousands):

Acquired Assets:
Cash and cash equivalents	$11,304
Property and equipment	146,495
Goodwill	138,129
Intangible assets	182,800
Other assets	79,528
Total assets	558,256

Assumed Liabilities:
Debt	(266,275)
Deferred revenue	(11,379)
Deferred tax liability, net	(52,840)
Other liabilities	(187,835)
Total liabilities	(518,329)
Total consideration	$39,927

Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill will be assigned to the Company’s Business Services segment. The goodwill is not expected to be deductible for income tax purposes.

Included in other assets is accounts receivable with a preliminary estimate of fair value of $54.9 million and a gross contractual value of $64.2 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

The following table summarizes the preliminary components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$166,900	5 Years
Developed technology	12,000	3 Years
Trade name	3,900	3 Years
Total intangible assets	$182,800

Saturn Telecommunication Services Inc.

On March 2, 2011, EarthLink acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated VoIP platform.

The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $21.5 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.3 million of net liabilities assumed. The allocation of the consideration

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill. EarthLink has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

Other

On May 16, 2011, EarthLink acquired Logical Solutions.net, Inc. (“Logical Solutions”), a privately-held company that provides a suite of cloud computing and hosted network and security services. The purchase price for the acquisition was $5.1 million in cash and EarthLink recorded approximately $3.9 million of goodwill. EarthLink also repaid $0.5 million of acquired debt. The transaction was accounted for as an acquisition using the acquisition method of accounting. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. Pro forma financial information for Logical Solutions has not been presented, as the effects were not material to the Company’s consolidated financial statements.

In July 2011, EarthLink acquired Business Vitals, LLC, a privately-held company that provides national managed IT security and professional services.

Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisitions of ITC^DeltaCom and One Communications occurred on January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)
Total revenues	$409,803	$363,559	$828,583	$739,353
Net income	22,697	13,620	41,756	30,336

5.  Restructuring and Acquisition-Related Costs

Restructuring and acquisition-related costs consisted of the following during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)

Facility exit and restructuring costs	$(89)	$(547)	$1,346	$463
Acquisition-related costs	—	11,593	—	15,088
Restructuring and acquisition-related costs	$(89)	$11,046	$1,346	$15,551

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Tennessee; Harrisburg, Pennsylvania and San Francisco, California and consolidated its office facilities in Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during the year ended December 31, 2008. However, there have been and may continue to be changes in estimates to amounts previously recorded.

The following table summarizes facility exit and restructuring costs during the six months ended June 30, 2010 and 2011 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the six months ended June 30, 2010 and 2011 were primarily the result of changes to sublease estimates in the Company’s exited facilities and additional costs for lease terminations. Such costs have been classified as restructuring and acquisition-related costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Six Months Ended June 30,		Incurred
	2010	2011	To Date
		(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	1,237	463	24,196
Non-cash asset impairments	109	—	24,901
Other associated costs	—	—	1,131
	$1,346	$463	$80,992

The following table summarizes activity for the liability balances associated with the 2007 Plan for the six months ended June 30, 2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

Facilities
(in thousands)
Balance as of December 31, 2010	$13,613
Accruals	463
Payments	(4,324)
Balance as of June 30, 2011	$9,752

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2010 and June 30, 2011, approximately $4.7 million and $5.0 million, respectively, was classified as other accrued liabilities and approximately $8.9 million and $4.8 million, respectively, was classified as other long-term liabilities.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Acquisition-Related Costs

Acquisition-related costs consist of external costs directly related to EarthLink’s acquisitions, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; and integration-related costs, such as system conversion, employee travel and relocation and rebranding costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)

Transaction related costs	$—	$2,802	$—	$4,542
Severance and retention costs	—	8,133	—	9,825
Integration related costs	—	658	—	721
Total acquisition-related costs	$—	$11,593	$—	$15,088

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2010 and June 30, 2011:

	As of	As of
	December 31,	June 30,
	2010	2011
	(in thousands)
Government and agency securities	$284,441	$—
Commercial paper	14,666	—
Corporate debt securities	21,011	—
Total marketable securities	320,118	—
Less: classified as current	(307,814)	—
Total long-term marketable securities	$12,304	$—

During the six months ended June 30, 2011, the Company sold its investments in marketable securities and recognized a realized gain of $0.4 million, which was included in interest expense and other, net, in the Condensed Consolidated Statement of Operations. As a result, the Company had no short- or long-term marketable securities as of June 30, 2011. Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consisted of government and agency notes, which include U.S. treasury securities and government-sponsored debt securities, commercial paper and corporate debt securities. These securities were classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

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

7.  Purchased Intangible Assets and Goodwill

Goodwill

The changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2011 were as follows:

	Consumer	Business
	Services	Services
	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2010
Goodwill	$88,920	$258,004	$346,924
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	170,126	259,046

Goodwill acquired during year		163,537	163,537
Goodwill adjustments	—	(157)	(157)

Balance as of June 30, 2011
Goodwill	88,920	421,384	510,304
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$333,506	$422,426

Goodwill acquired during the period resulted from EarthLink’s acquisitions of One Communications,STS Telecom and Logical Solutions, which are more fully described in Note 4, “Acquisitions.”

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011:

	As of December 31, 2010			As of June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Subscriber bases and customer relationships	$192,414	$(71,067)	$121,347	$376,449	$(91,848)	$284,601
Developed technology and software	10,611	(821)	9,790	24,311	(2,918)	21,393
Trade names	5,221	(994)	4,227	9,121	(2,089)	7,032
Other	—	—	—	450	(60)	390
	$208,246	$(72,882)	$135,364	$410,331	$(96,915)	$313,416

The Company’s identifiable intangible assets primarily consist of subscriber bases and customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The gross carrying value of identifiable intangible assets as of June 30, 2011 includes $166.9 million of customer relationships, $12.0 million of developed technology and $3.9 million of trade name assets resulting from the One Communications acquisition and includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2011, the weighted average amortization periods were 5.2 years for subscriber base assets and customer relationships, 4.2 years for developed technology and software, 3.3 years for trade names and 2.5 years for other identifiable intangible assets.

Amortization of definite-lived intangible assets was $1.2 million and $17.3 million for the three months ended June 30, 2010 and 2011, respectively, and $2.5 million and $24.1 million for the six months ended June 30, 2010 and 2011, respectively, and is included in depreciation and amortization in the Condensed Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $34.0 million during the remaining six months in the year ending December 31, 2011 and $67.0 million, $66.2 million, $60.3 million, $58.0 million, $27.5 million and $0.4 million during the years ending December 31, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Debt

The Company’s debt consisted of the following as of December 31, 2010 and June 30, 2011:

	As of	As of
	December 31,	June 30,
	2010	2011
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$325,000	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	26,251	24,189
EarthLink senior notes due May 2019	—	300,000
Unamortized discount on EarthLink senior notes due May 2019	—	(10,226)
EarthLink convertible senior notes due November 2026	255,791	255,791
Unamortized discount on EarthLink convertible senior notes due November 2026	(12,722)	(5,490)
Capital lease obligations	—	18,931
Carrying value of debt and capital lease obligations	594,320	907,995
Less current portion of debt and capital lease obligations	(243,069)	(251,986)
Long-term debt and capital lease obligations	$351,251	$656,009

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

The ITC^DeltaCom Notes accrue interest at a rate of 10.5% per year. Interest on the ITC^DeltaCom Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year. The ITC^DeltaCom Notes will mature on April 1, 2016.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and June 30, 2011, ITC^DeltaCom was in compliance with all of its financial covenants.

As of December 31, 2010 and June 30, 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $346.1 million, respectively, based on quoted market prices.

EarthLink Senior Notes due May 2019

In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).  The Senior Notes were issued at 96.555% of their principal amount, resulting in gross proceeds of approximately $289.7 million and net proceeds of $281.0 million after deducting transaction fees of $8.7 million.

The Senior Notes and the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) are the Company’s and the Guarantors’ unsecured senior obligations and rank equally with all of the Company’s and the Guarantors’ other senior indebtedness.  The Senior Notes accrue interest at a rate of 8-7/8% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes will mature on May 15, 2019.

The Company may redeem the Senior Notes, in whole or in part, (i) from May 15, 2015 until May 15, 2016 at a price equal to 104.438% of the principal amount of the Senior Notes redeemed; (ii) from May 15, 2016 until May 15, 2017 at a price equal to 102.219% of the principal amount of the Senior Notes redeemed; and (iii) from May 15, 2017 at a price equal to 100% of the principal amount of the Senior Notes redeemed, in each case plus accrued and unpaid interest.  Prior to May 15, 2015, the Company may also redeem the Senior Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed plus a make-whole premium and accrued and unpaid interest.  In addition, prior to May 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a price equal to 108.875% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default.

In connection with the issuance of the Senior Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of May 17, 2011 (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to register with the Securities and Exchange Commission new 8-7/8% Senior Notes due 2019 (the “Exchange Notes”) having substantially identical terms to the Senior Notes and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes (the “Exchange”) or, if the Exchange cannot be effected, to file and keep effective a shelf registration statement for resale of the Senior Notes. Failure of the Company to comply with the registration and exchange requirements set forth in the Registration Rights Agreement within the time periods specified therein would require the Company to pay additional interest on the Senior Notes until any such failure to comply is cured.

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 17, 2011 to effect the Exchange. The Registration Statement on Form S-4 has not yet been declared effective by the Securities and Exchange Commission.

EarthLink Convertible Senior Notes due November 2026

In November 2006, EarthLink issued $258.8 million aggregate principal amount of convertible senior notes due November 15, 2026 (the “Convertible Notes”) in a registered offering. The Convertible Notes bear interest at 3.25% per year on the principal amount of the Convertible Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Convertible Notes thereafter, payable semi-annually in May and November of each year. The Convertible Notes rank as senior unsecured obligations of the Company.

The Convertible Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Convertible Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 123.5033 shares per $1,000 principal amount of Convertible Notes as of June 30, 2011 (which represents a conversion price of approximately $8.10 per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the Convertible Notes are surrendered for conversion. The Convertible Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Convertible Notes was equal to or less than 98% of the average conversion value of the Convertible Notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, including the payment of dividends in certain circumstances; (4) if the Company has called the Convertible Notes for redemption; and (5) at any time from, and including, October 15, 2011 to, and including, November 15, 2011 and at any time on or after November 15, 2024.  The Company has the option to redeem the Convertible Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. In addition, the holders may require the Company to purchase all or a portion of their Convertible Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

As of December 31, 2010 and June 30, 2011, the fair value of the Convertible Notes was approximately $300.3 million and $265.5 million, respectively, based on quoted market prices.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Under the terms of the indenture governing the Convertible Notes, the Company’s payment of cash dividends while the Convertible Notes are outstanding requires an adjustment to the conversion rate for the Convertible Notes. In addition, as a result of the adjustment, the Convertible Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the six months ended June 30, 2010, $3.0 million principal amount of Convertible Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

The Company accounts for the liability and equity components of the Convertible Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Convertible Notes, which represents the first redemption date of November 2011. As of June 30, 2011, the remaining amortization period for the discount was four months.

The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2010 and June 30, 2011 are presented below:

	As of	As of
	December 31,	June 30,
	2010	2011
	(in thousands)
Principal amount	$255,791	$255,791
Unamortized discount	(12,722)	(5,490)
Net carrying amount	$243,069	$250,301

Carrying amount of the equity component	$61,847	$61,847

The following table presents the associated interest cost related to the Convertible Notes during the three and six months ended June 30, 2010 and 2011, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)

Contractual interest recognized	$2,220	$2,220	$4,426	$4,441
Discount amortization	3,328	3,659	6,579	7,232

Effective interest rate	9.5%	9.5%	9.5%	9.5%

Revolving Credit Facility

On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also on May 20, 2011, EarthLink terminated its $30.0 million revolving credit facility entered into on March 18, 2011. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company may prepay the senior secured revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company may irrevocably reduce or terminate the unutilized portion of the senior secured revolving credit facility at any time without penalty. No amounts were outstanding under the senior secured revolving credit facility as of

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

June 30, 2011. The Company paid $1.8 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility.

The Credit Agreement contains representations and warranties, covenants, and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities.  Notwithstanding the foregoing, such covenants will not apply to ITC^DeltaCom and its subsidiaries until the earlier of (i) the repayment or refinancing in full of the ITC^DeltaCom Notes or (ii) the date ITC^DeltaCom and its U.S. subsidiaries become guarantors of the senior secured revolving credit facility.  ITC^DeltaCom is not currently a guarantor under the senior secured revolving credit facility. The negative covenants contained in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company’s existing notes and the ITC^DeltaCom Notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company’s existing notes and the ITC^DeltaCom Notes), in each case subject to certain exceptions set forth in the Credit Agreement.

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). The Company was in compliance with these financial covenants as of June 30, 2011.

Classification

On November 15, 2011, holders of the Convertible Notes have the right under the governing indenture to require the Company to repurchase the Convertible Notes. As a result, the Company classified the Convertible Notes as a current liability in the Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Substantially all of these capital leases were assumed by the Company through its acquisition of One Communications. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Operations. The future minimum payments due under the leases are as follows (in thousands):

Year Ending December 31,
2011 (remaining six months)	$1,947
2012	3,560
2013	3,337
2014	3,149
2015	3,177
Thereafter	17,775
Total minimum lease payments	$32,945
Less amounts representing interest	(14,014)
Total capital lease obligations	$18,931

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three and six months ended June 30, 2010 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)
Net income	$28,040	$6,548	$54,787	$22,911
Unrealized holding gains on certain investments, net of tax	54	—	72	—
Total comprehensive income	$28,094	$6,548	$54,859	$22,911

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2011, the Company had $110.8 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 0.1 million shares of its common stock for $0.9 million during the six months ended June 30, 2010 and repurchased 4.5 million shares of its common stock for $35.1 million during the six months ended June 30, 2011 pursuant to its share repurchase program. In addition, 0.1 million shares valued at $0.9 million were returned from the One Communications escrow fund and recorded as treasury stock.

Dividends

During the three months ended June 30, 2010 and 2011, cash dividends declared were $0.16 and $0.05 per common share, respectively, and total dividend payments were $17.3 million and $5.6 million, respectively. During the six months ended June 30, 2010 and 2011, cash dividends declared were $0.30 and $0.10 per common share, respectively, and total dividend payments were $32.7 million and $11.8 million, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Stock-based compensation expense was $1.7 million and $3.5 million during the three months ended June 30, 2010 and 2011, respectively, and $4.4 million and $7.1 million during the six months ended June 30, 2010 and 2011, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2010	2,436	$9.40
Granted	—	—
Exercised	(61)	7.27
Forfeited and expired	(195)	10.27
Outstanding as of June 30, 2011	2,180	9.38	3.6	$395
Vested and expected to vest as of June 30, 2011	2,071	$9.38	3.6	$375
Exercisable as of June 30, 2011	2,149	$9.41	3.6	$378

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2011 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2011. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2011 was $0.7 million and $0.1 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations. As of June 30, 2011, there was $0.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.5 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of June 30, 2011:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.90	184	3.9	$6.41	174	$6.39
6.91	to	7.31	339	5.9	7.25	324	7.26
7.32	to	8.90	141	4.1	8.01	138	8.02
8.96	to	9.01	294	3.1	9.01	294	9.01
9.02	to	9.51	331	4.4	9.47	328	9.47
9.64	to	9.89	229	0.7	9.65	229	9.65
10.36	to	10.36	355	4.0	10.36	355	10.36
10.51	to	16.82	307	2.0	13.03	307	13.03
$5.10	to	$16.82	2,180	3.6	$9.38	2,149	$9.41

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2011:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Outstanding as of December 31, 2010	2,357	$8.01
Granted	2,269	8.31
Vested	(1,343)	7.76
Forfeited	(46)	8.50
Outstanding as of June 30, 2011	3,237	$8.32

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2010 and 2011 was $8.21 and $8.31, respectively.  As of June 30, 2011, there was $18.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the six months ended June 30, 2010 and 2011 was $8.8 million and $11.1 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

EarthLink recorded an income tax provision of $17.2 million and $3.6 million during the three months ended June 30, 2010 and 2011, respectively, and $34.0 million and $14.3 million during the six months ended June 30, 2010 and 2011, respectively.  The income tax provision for the six months ended June 30, 2011 represents an effective rate of 38.35%, including a benefit for discrete items of 1.58%.

The income tax provision of $34.0 million during the six months ended June 30, 2010 consisted of $2.6 million state income and federal and state alternative minimum tax (“AMT”) amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $31.4 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.  The income tax provision of $14.3 million during the six months ended June 30, 2011 consisted of $3.5 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $10.8 million for non-cash deferred tax provisions due primarily to the utilization of net operating loss carryforwards.

The Company has a valuation allowance of $40.0 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $8.0 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

As a result of the acquisitions of One Communications, STS Telecom and Logical Solutions during the six months ended June 30, 2011, EarthLink recorded net deferred tax liabilities of $52.8 million, $6.6 million and $0.7 million, respectively. Included in these amounts are $16.6 million of deferred tax assets relating to federal and state net operating losses acquired from One Communications. These amounts were recorded under acquisition accounting.

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended June 30, 2011 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

A reconciliation of changes in the amount of unrecognized tax benefits for the six months ended June 30, 2011 is as follows:

Six Months Ended
June 30, 2011
(in thousands)
Balance as of December 31, 2010	$18,367
Adjustment to tax positions under acquisition accounting	4,374
Decreases for tax positions of prior years	(23)
Balance as of June 30, 2011	$22,718

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

12.  Commitments and Contingencies

Leases

The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options.  Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company’s restructuring plans, as of June 30, 2011 are as follows:

Operating
Leases
Year Ending December 31,	(in thousands)

2011 (remaining six months)	$22,366
2012	39,983
2013	36,349
2014	28,773
2015	17,921
Thereafter	80,363
Total minimum lease payments, including estimated operating expenses	225,755
Less aggregate contracted sublease income	(5,969)
$219,786

Purchase commitments

The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of June 30, 2011 (in thousands):

Year Ending December 31,

2011 (remaining six months)	$38,375
2012	52,157
2013	41,635
2014	13,120
2015	5,965
Thereafter	10,655
Total	$161,907

Legal and other contingencies

The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

The Company is involved in other disputes, including customer billing disputes, and legal and tax proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

Regulation

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

13.  Fair Value Measurements

As of December 31, 2010 and June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities.

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

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011:

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Fair Value Measurements as of June 30, 2011 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Cash equivalents	$409,912	$409,912	$409,912	$—	$—
Total	$409,912	$409,912	$409,912	$—	$—

Cash equivalents and marketable securities as of December 31, 2010 and June 30, 2011 were valued using quoted market prices and are classified within Level 1.

14.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides integrated communications services and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, which include managed IP-based network services and Internet access; voice services, which include local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. The results of ITC^DeltaCom, One Communications and STS Telecom are included in the Company’s Business Services segment. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and broadband Internet access services, ancillary services sold as add-on features to the Company’s Internet access services, search and advertising.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2010 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)
Business Services
Revenues	$32,702	$267,613	$66,396	$409,986
Cost of revenues	19,579	134,150	38,988	206,607
Gross margin	13,123	133,463	27,408	203,379
Direct segment operating expenses	10,244	87,586	19,961	132,330
Segment operating income	$2,879	$45,877	$7,447	$71,049

Consumer Services
Revenues	$120,305	$95,946	$243,869	$196,591
Cost of revenues	36,550	30,207	76,021	61,473
Gross margin	83,755	65,739	167,848	135,118
Direct segment operating expenses	22,159	17,207	45,034	36,521
Segment operating income	$61,596	$48,532	$122,814	$98,597

Consolidated
Revenues	$153,007	$363,559	$310,265	$606,577
Cost of revenues	56,129	164,357	115,009	268,080
Gross margin	96,878	199,202	195,256	338,497
Direct segment operating expenses	32,403	104,793	64,995	168,851
Segment operating income	64,475	94,409	130,261	169,646
Stock-based compensation expense	1,707	3,514	4,374	7,085
Depreciation and amortization	4,577	45,093	9,325	66,769
Restructuring and acquisition-related costs	(89)	11,046	1,346	15,551
Other operating expenses	7,729	5,488	16,252	11,023
Income from operations	$50,551	$29,268	$98,964	$69,218

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2010 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)
Business Services
Retail services	$16,433	$219,008	$32,758	$325,328
Wholesale services	8,080	37,585	16,815	62,380
Other	8,189	11,020	16,823	22,278
Total revenues	32,702	267,613	66,396	409,986

Consumer Services
Access services	105,552	83,403	213,750	170,860
Value-added services	14,753	12,543	30,119	25,731
Total revenues	120,305	95,946	243,869	196,591

Total Revenues	$153,007	$363,559	$310,265	$606,577

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company’s Business Services segment earns revenue by providing high-speed or broadband data communications services, voice services and mobile voice and data services to businesses and enterprise organizations. These revenues are classified as retail services revenues. The Company’s Business Services segment also earns revenue from the sale of transmission capacity to other telecommunications carriers. These revenues are classified as wholesale services revenues. Other revenues consist of web hosting and the sale of customer premises equipment. Revenues from the Company’s Business Services generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

The Company’s Consumer Services segment earns revenue by providing narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. The Company’s Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.

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

15.  Condensed Consolidating Financial Information

In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes Due 2019 (the “Original Senior Notes”). The Original Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than (i) ITC^DeltaCom, Inc. and its subsidiaries and (ii) certain other excluded subsidiaries (the “Guarantor Subsidiaries”). ITC^DeltaCom, Inc. and its subsidiaries are not guarantors of the Original Senior Notes (the “Non-Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company.

Pursuant to the Registration Rights Agreement, the Company is required to register an identical series of notes (the “Exchange Senior Notes”) with the Securities and Exchange Commission and to offer to exchange those registered Exchange Senior Notes for the Original Senior Notes. The Exchange Senior Notes will also be guaranteed by the Guarantor Subsidiaries. In connection with the registration of the Exchange Senior Notes and related guarantees, the Company will be required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The column labeled Parent Company represents EarthLink’s stand-alone results and its investment in all of its subsidiaries accounted for using the equity method. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis.

The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet

As of June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$432,166	$14,603	$43,715	$—	$490,484
Restricted cash	—	—	1,068	—	1,068
Accounts receivable, net	13,642	48,717	42,867	—	105,226
Prepaid expenses	2,501	4,458	9,364	—	16,323
Deferred income taxes, net	50,439	11,968	1,025	—	63,432
Due from affiliates	179,886	44,253	437	(224,576)	—
Other current assets	4,180	11,323	4,129	—	19,632
Total current assets	682,814	135,322	102,605	(224,576)	696,165
Property and equipment, net	19,764	157,034	208,082	—	384,880
Deferred income taxes, net	16,886	(3,273)	87,031	—	100,644
Purchased intangible assets, net	571	178,173	134,672	—	313,416
Goodwill	88,920	142,058	191,448	—	422,426
Investment in subsidiaries	789,311	—	—	(789,311)	—
Other long-term assets	10,690	15,917	178	—	26,785
Total assets	$1,608,956	$625,231	$724,016	$(1,013,887)	$1,944,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,898	$10,272	$5,630	$—	$20,800
Accrued payroll and related expenses	8,242	8,254	8,643	—	25,139
Accrued interest	6,675	2	8,635	—	15,312
Other accrued liabilities	18,598	60,886	38,556	—	118,040
Deferred revenue	17,892	13,563	24,376	—	55,831
Due to affiliates	44,690	179,886	—	(224,576)	—
Current portion of long-term debt and capital lease obligations	250,340	1,047	599	—	251,986
Total current liabilities	351,335	273,910	86,439	(224,576)	487,108

Long-term debt and capital lease obligations	289,773	16,440	349,796	—	656,009
Other long-term liabilities	6,478	26,376	7,459	—	40,313
Total liabilities	647,586	316,726	443,694	(224,576)	1,183,430

Stockholders’ equity:
Common stock	1,958	—	—	—	1,958
Additional paid-in capital	2,077,916	495,676	293,635	(789,311)	2,077,916
Accumulated deficit	(424,840)	(187,171)	(13,313)	—	(625,324)
Treasury stock, at cost	(693,664)	—	—	—	(693,664)
Total stockholders’ equity	961,370	308,505	280,322	(789,311)	760,886
Total liabilities and stockholders’ equity	$1,608,956	$625,231	$724,016	$(1,013,887)	$1,944,316

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$197,615	$1,752	$43,585	$—	$242,952
Marketable securities	307,814	—	—	—	307,814
Restricted cash	—	—	2,270	—	2,270
Accounts receivable, net	15,012	4,962	40,242	—	60,216
Prepaid expenses	2,341	1,326	8,494	—	12,161
Deferred income taxes, net	44,270	1,345	46	—	45,661
Due from affiliates	163,036	35,754	1,292	(200,082)	—
Other current assets	6,610	3,962	4,230	—	14,802
Total current assets	736,698	49,101	100,159	(200,082)	685,876
Long-term marketable securities	12,304	—	—	—	12,304
Property and equipment, net	21,244	12,879	206,988	—	241,111
Deferred income taxes, net	39,425	60,152	89,460	—	189,037
Purchased intangible assets, net	960	4,754	129,650	—	135,364
Goodwill	88,920	—	170,126	—	259,046
Investment in subsidiaries	391,650	—	—	(391,650)	—
Other long-term assets	1,070		170	—	1,240
Total assets	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,959	$579	$11,734	$—	$17,272
Accrued payroll and related expenses	13,109	1,240	4,053	—	18,402
Accrued interest	—	—	8,622	—	8,622
Other accrued liabilities	24,627	4,535	37,845	—	67,007
Deferred revenue	19,704	1,373	19,844	—	40,921
Due to affiliates	37,046	163,036	—	(200,082)	—
Current portion of debt and capital lease obligations	243,069	—	—	—	243,069
Total current liabilities	342,514	170,763	82,098	(200,082)	395,293

Long-term debt and capital lease obligations	—	—	351,251	—	351,251
Other long-term liabilities	10,839	793	7,934	—	19,566
Total liabilities	353,353	171,556	441,283	(200,082)	766,110

Stockholders’ equity (deficit):
Common stock	1,918	—	—	—	1,918
Additional paid-in capital	2,061,555	130,161	261,489	(391,650)	2,061,555
Accumulated deficit	(467,185)	(174,831)	(6,219)	—	(648,235)
Treasury stock, at cost	(657,611)	—	—	—	(657,611)
Accumulated other comprehensive income	241	—	—	—	241
Total stockholders’ equity (deficit)	938,918	(44,670)	255,270	(391,650)	757,868
Total liabilities and stockholders’ equity (deficit)	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$102,732	$147,385	$113,779	$(337)	$363,559

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,719	77,429	55,546	(337)	164,357
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	25,496	50,997	37,302	—	113,795
Depreciation and amortization	2,692	24,171	18,230	—	45,093
Restructuring and acquisition-related costs	2,566	7,423	1,057	—	11,046
Total operating costs and expenses	62,473	160,020	112,135	(337)	334,291

Income (loss) from operations	40,259	(12,635)	1,644	—	29,268
Interest expense and other, net	(8,949)	(1,990)	(8,137)	—	(19,076)
Income (loss) before income taxes	31,310	(14,625)	(6,493)	—	10,192
Income tax (provision) benefit	(20,296)	6,339	10,313	—	(3,644)
Net income (loss)	$11,014	$(8,286)	$3,820	$—	$6,548

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$128,780	$24,317	$—	$(90)	$153,007

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	38,530	17,689	—	(90)	56,129
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	32,077	9,762	—	—	41,839
Depreciation and amortization	2,942	1,635	—	—	4,577
Restructuring and acquisition-related costs	(89)	—	—	—	(89)
Total operating costs and expenses	73,460	29,086	—	(90)	102,456

Income (loss) from operations	55,320	(4,769)	—	—	50,551
Gain on investments, net	154	—	—	—	154
Interest expense and other, net	(4,494)	(989)	—	—	(5,483)
Income (loss) before income taxes	50,980	(5,758)	—	—	45,222
Income tax (provision) benefit	(19,321)	2,139	—	—	(17,182)
Net income (loss)	$31,659	$(3,619)	$—	$—	$28,040

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$210,540	$172,902	$223,595	$(460)	$606,577

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	64,403	94,213	109,924	(460)	268,080
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	53,257	60,696	73,006	—	186,959
Depreciation and amortization	5,333	26,540	34,896	—	66,769
Restructuring and acquisition-related costs	5,467	8,202	1,882	—	15,551
Total operating costs and expenses	128,460	189,651	219,708	(460)	537,359

Income (loss) from operations	82,080	(16,749)	3,887	—	69,218
Interest expense and other, net	(13,286)	(3,059)	(15,691)	—	(32,036)
Income (loss) before income taxes	68,794	(19,808)	(11,804)	—	37,182
Income tax (provision) benefit	(26,449)	7,468	4,710	—	(14,271)
Net income (loss)	$42,345	$(12,340)	$(7,094)	$—	$22,911

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$261,239	$49,212	$—	$(186)	$310,265

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	80,130	35,065	—	(186)	115,009
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	66,737	18,884	—	—	85,621
Depreciation and amortization	6,023	3,302	—	—	9,325
Restructuring and acquisition-related costs	1,346	—	—	—	1,346
Total operating costs and expenses	154,236	57,251	—	(186)	211,301

Income (loss) from operations	107,003	(8,039)	—	—	98,964
Gain on investments, net	572	—	—	—	572
Interest expense and other, net	(8,857)	(1,918)	—	—	(10,775)
Income (loss) before income taxes	98,718	(9,957)	—	—	88,761
Income tax (provision) benefit	(37,685)	3,711	—	—	(33,974)
Net income (loss)	$61,033	$(6,246)	$—	$—	$54,787

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$53,372	$(25,323)	$17,424	$—	$45,473

Cash flows from investing activities:
Purchase of business, net of cash acquired	(25,174)	11,400	(22,759)	—	(36,533)
Purchases of property and equipment	(3,510)	(14,472)	(22,457)	—	(40,439)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary	(342,341)	—	—	342,341	—
Change in restricted cash	—	—	1,202	—	1,202
Other	—	(3,425)	79	—	(3,346)
Net cash (used in) provided by investing activities	(51,296)	(6,497)	(43,935)	342,341	240,613

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	279,212	—	—	—	279,212
Proceeds from exercises of stock options	439	—	—	—	439
Repurchases of common stock	(36,053)	—	—	—	(36,053)
Payment of dividends	(11,782)	—	—	—	(11,782)
Repayment of debt and capital lease obligations	(501)	(266,510)	(3,381)	—	(270,392)
Proceeds from parent	—	312,341	30,000	(342,341)	—
Change in due to/from affiliates, net	1,160	(1,160)	—	—	—
Other	—	—	22	—	22
Net cash provided by financing activities	232,475	44,671	26,641	(342,341)	(38,554)

Net increase in cash and cash equivalents	234,551	12,851	130	—	247,532
Cash and cash equivalents, beginning of period	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of period	$432,166	$14,603	$43,715	$—	$490,484

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$66,493	$10,939	$—	$—	$77,432

Cash flows from investing activities:
Purchases of property and equipment	(2,863)	(2,920)	—	—	(5,783)
Purchases of investments in marketable securities	(214,179)	—	—	—	(214,179)
Sales and maturities of investments in marketable securities	62,915	—	—	—	62,915
Other	1,618	—	—	—	1,618
Net cash used in investing activities	(152,509)	(2,920)	—	—	(155,429)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,901	—	—	—	1,901
Repurchases of common stock	(851)	—	—	—	(851)
Payment of dividends	(32,714)	—	—	—	(32,714)
Repayment for debt and capital lease obligations	(2,785)	—	—	—	(2,785)
Change in due to/from affiliates, net	8,231	(8,231)	—	—	—
Net cash used in financing activities	(26,218)	(8,231)	—	—	(34,449)

Net decrease in cash and cash equivalents	(112,234)	(212)	—	—	(112,446)
Cash and cash equivalents, beginning of period	609,752	1,243	—	—	610,995
Cash and cash equivalents, end of period	$497,518	$1,031	$—	$—	$498,549

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

Overview

EarthLink, Inc., together with its consolidated subsidiaries, provides a comprehensive suite of communications services to businesses and individual customers. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides integrated communications and related value-added services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. Our Business Services segment also sells transmission capacity to other communications providers on a wholesale basis. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising. We provide our business services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. We provide our consumer services primarily through third-party telecommunications service providers.

During late 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an Internet services provider (“ISP”) to an IP infrastructure and managed services provider. We now offer a robust suite of business services, and have more scale in the markets we serve. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S. In April 2011, we completed the acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. ITC^DeltaCom and One Communications are included in our Business Services segment.

We have also entered into other strategic transactions we believe will complement our business services. In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held company that operates a sophisticated Voice-over-Internet Protocol (“VoIP”) platform that we plan to leverage on a nationwide basis as part of our Business Services offerings. In May 2011, we acquired Logical Solutions.net, Inc. (“Logical Solutions”), a privately-held company that provides a suite of cloud computing and hosted network and security services.  In July 2011, we acquired Business Vitals, LLC., a privately-held company that provides national managed IT security and professional services. We believe these transactions will further establish EarthLink as a secure national managed services provider.

Business Strategy

Successfully integrate acquisitions. We have recently completed several acquisitions, including ITC^DeltaCom and One Communications, which have increased the size and complexity of our business. We are focused on successfully integrating our recent acquisitions with our existing operations in order to realize synergies, cost benefits and increase the scale and scope of our product offerings. This includes the integration of sales forces and product offerings, as well as the integration of operating support systems. We believe that our competitive positioning will be strengthened by our ability to continue to successfully integrate these and other potential acquisitions.

Enhance our position as a leading IP infrastructure and managed services provider. As a result of our recent transactions, we now offer a comprehensive suite of business services under a new brand, EarthLink Business. We plan to leverage our existing customer relationships, favorable brand image and experience in providing IP communication and managed services, in order to position EarthLink as a national Managed Service Provider.  We believe that our combined sales force and service offerings will be attractive to multi-location business customers and helpful in promoting brand awareness and achieving operating synergies and revenue growth. We are fully integrating and aligning our sales organization and are focused on creating a new customer-focused organization model that will create a consistent nationwide approach to offering and supporting EarthLink products and services. We believe that to continue to enhance our ability to offer these services supports our long-term strategic direction and will further our objectives of strengthening our competitive position, expanding our customer base, providing greater scale to accelerate innovation and increasing stockholder value.

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

Selectively pursue potential strategic acquisitions. In addition to our recent acquisitions, we will continue to selectively evaluate and consider other potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investment in additional network depth in geographic areas that further expand our recently acquired fiber network, investment in new product and services capabilities and the acquisition of business customers within our network to create more scale. The nationwide reach and depth of our network will allow us to leverage any newly acquired product and service capabilities to all of our customers with lower incremental cost.

The primary challenges we face in executing our business strategy for our Business Services segment are continuing to develop managed services offerings that will be attractive to multi-location customers, successfully integrating our acquisitions to achieve expected synergies and cost savings, responding to competitive and economic pressures in the communications industry and adapting to regulatory changes and initiatives.  The primary challenges we face in executing our Consumer Services segment are managing the rate of decline in our consumer revenues, implementing outsourcing and other cost-saving initiatives, and operating our network cost-effectively, including network services purchased from third-party telecommunications service providers. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. Further, we can provide no assurance that we will be successful in achieving any or all of the strategies identified above, that the achievement or existence of such strategies will favorably impact profitability, or that other factors will not arise that would adversely affect future profitability.

Revenue Sources

Business Services. Our Business Services segment earns revenue by providing high-speed or broadband data communications services, which include managed IP-based networks and Internet access; voice services, which include local exchange services, long distance, conference calling services and operator and directory assistance services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services generally consist of recurring monthly charges for such services; usage fees; installation fees; fees for equipment and termination fees. Our Business Services segment also earns revenue by providing web hosting services. Web hosting revenues consist of fees charged for leasing server space and providing web services to enable customers to build and maintain an effective online presence. Our Business Services segment was 74% of our total revenues during the three months ended June 30, 2011, compared to 21% during the three months ended June 30, 2010.

Consumer Services. Our Consumer Services segment earns revenue from narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Our Consumer Services segment also earns revenues from value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues from access services generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment. Value-added services revenues consist of fees charged for ancillary services; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties, such as the GoogleTM search engine; and fees charged for advertising on our various web properties. Our Consumer Services segment was 26% of our total revenues during the three months ended June 30, 2011, compared to 79% during the three months ended June 30, 2010.

Trends in our Business

Business Services. We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We sell our services to end user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. In addition, merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business.

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

Consumer Services. We operate in the Internet access services market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. Consumers continue to migrate from dial-up to broadband access service due to the faster connection and download speeds provided by broadband access, the ability to free up their phone lines and the more reliable and “always on” connection. The pricing for broadband services has been declining, making it a more viable option for consumers who continue to rely on dial-up connections for Internet access. In addition, advanced applications such as online gaming, music downloads, videos and social networking require greater bandwidth for optimal performance, which adds to the demand for broadband access. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and their ability to bundle services puts us at a competitive disadvantage. Changes in technology, such as an increasing number of computer manufacturers not pre-loading dial-up modems and  cable upgrades which allow cable and telecommunications companies to provide broadband capable of peak download speeds in excess of 50 Mbps, also may affect our consumer access services. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.

Consistent with trends in the Internet access industry, the mix of our consumer access subscriber base has been shifting from narrowband access to broadband access customers. Consumer broadband access revenues have lower gross margins than narrowband revenues due to the costs associated with delivering broadband services. This change in mix has negatively affected our profitability and we expect this trend to continue as broadband subscribers continue to become a greater proportion of our consumer access subscriber base. However, we expect to realize benefits from a subscriber base that continues to be longer tenured, such as reduced support costs and lower bad debt expense.

In light of the continued maturation of the market for Internet access, we continue to engage in limited sales and marketing efforts and to focus instead on retention of customers and on marketing channels that we believe will produce an acceptable rate of return. While this strategy has resulted in a decline in our revenues, our rate of revenue decline has decreased as our subscriber base becomes more tenured and churn rates decline. Our monthly consumer subscriber churn rate improved from 3.0% and 3.1% during the three and six months ended June 30, 2010, respectively, to 2.6% during the three and six months ended June 30, 2011.

Second Quarter 2011 Highlights

The statement of operations data for the second quarter of 2011 is affected by our acquisition of ITC^DeltaCom on December 8, 2010 and our acquisition of One Communications on April 1, 2011. The results of these acquisitions are included in our operating results beginning on the respective acquisition dates.  Total revenues increased $210.6 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. The increase was the result of the inclusion of $113.8 million of ITC^DeltaCom’s revenues and $121.5 million of One Communications revenues for the quarter. This was partially offset by a $24.4 million decrease in our Consumer Services revenues due to a decline in our average consumer subscriber base, from approximately 1.9 million during the three months ended June 30, 2010 to approximately 1.5 million during the three months ended June 30, 2011, attributable to continued competitive pressures and continued maturation of the narrowband Internet access market. Total operating costs and expenses increased $231.8 million from the three months ended June 30, 2010 to the three months ended June 30, 2011, as a result of the inclusion of ITC^DeltaCom’s and One Communications operating costs and expenses for the quarter. This was partially offset by a decrease in our Consumer Services operating costs and expenses as our overall consumer subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. Net income decreased $21.5 million from $28.0 million during the three months ended June 30, 2010 to $6.5 million during the three months ended June 30, 2011.

Looking Ahead

In our Business Services segment, revenues may be adversely impacted by competition in the telecommunications industry, shifting patterns of use and convergence of technology and general economic conditions. However, to combat competitive pressures, we continue to emphasize our bundled products and services and we are re-aligning our sales efforts to a new customer-focused organization model that we believe will create a consistent nationwide approach to offering and supporting EarthLink Business products and services. We expect to incur integration costs related to our recent acquisitions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies. Such costs may include severance and employee benefits or the elimination of duplicate facilities and contracts, and may result in additional restructuring activities.

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

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010 and our acquisition of One Communications on April 1, 2011. The results of operations of ITC^DeltaCom and One Communications are included in our operating results beginning on the respective acquisition dates. Due to these acquisitions, direct comparisons of our results of operations for the three and six months ended June 30, 2011 (which includes six months of results of operations from ITC^DeltaCom and three months of results of operations from One Communications) with the prior year periods are less meaningful than usual since most of the significant period over period variances are caused by the acquisitions.   The following table sets forth statement of operations data for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,				Change Between
	2010		2011		2010 and 2011
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$153,007	100%	$363,559	100%	$210,552	138%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	56,129	37%	164,357	45%	108,228	193%
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	41,839	27%	113,795	31%	71,956	172%
Depreciation and amortization	4,577	3%	45,093	12%	40,516	885%
Restructuring and acquisition-related costs	(89)	0%	11,046	3%	11,135	*
Total operating costs and expenses	102,456	67%	334,291	92%	231,835	226%

Income from operations	50,551	33%	29,268	8%	(21,283)	-42%
Gain on investments, net	154	0%	—	0%	(154)	-100%
Interest expense and other, net	(5,483)	-4%	(19,076)	-5%	(13,593)	248%
Income before income taxes	45,222	30%	10,192	3%	(35,030)	-77%
Income tax provision	(17,182)	-11%	(3,644)	-1%	13,538	-79%
Net income	$28,040	18%	$6,548	2%	$(21,492)	-77%

* Denotes percentage is not meaningful.

The following table sets forth statement of operations data for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,				Change Between
	2010		2011		2010 and 2011
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(dollars in thousands)

Revenues	$310,265	100%	$606,577	100%	$296,312	96%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	115,009	37%	268,080	44%	153,071	133%
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	85,621	28%	186,959	31%	101,338	118%
Depreciation and amortization	9,325	3%	66,769	11%	57,444	616%
Restructuring and acquisition-related costs	1,346	0%	15,551	3%	14,205	*
Total operating costs and expenses	211,301	68%	537,359	89%	326,058	154%

Income from operations	98,964	32%	69,218	11%	(29,746)	-30%
Gain on investments, net	572	0%	—	0%	(572)	-100%
Interest expense and other, net	(10,775)	-3%	(32,036)	-5%	(21,261)	197%
Income before income taxes	88,761	29%	37,182	6%	(51,579)	-58%
Income tax provision	(33,974)	-11%	(14,271)	-2%	19,703	-58%
Net income	$54,787	18%	$22,911	4%	$(31,876)	-58%

* Denotes percentage is not meaningful.

Revenues

The following table presents revenues by groups of similar services for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(dollars in thousands)
Business Services
Retail services	$16,433	$219,008	202,575	1233%	$32,758	$325,328	292,570	893%
Wholesale services	8,080	37,585	29,505	365%	16,815	62,380	45,565	271%
Other	8,189	11,020	2,831	35%	16,823	22,278	5,455	32%
Total revenues	32,702	267,613	234,911	718%	66,396	409,986	343,590	517%

Consumer Services
Access services	$105,552	83,403	$(22,149)	-21%	$213,750	170,860	$(42,890)	-20%
Value-added services	14,753	12,543	(2,210)	-15%	30,119	25,731	(4,388)	-15%
Total revenues	120,305	95,946	(24,359)	-20%	243,869	196,591	(47,278)	-19%

Total revenues	$153,007	$363,559	$210,552	138%	$310,265	$606,577	$296,312	96%

Total revenues increased $210.6 million, or 138%, from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was comprised of a $234.9 million increase in Business Services revenues, partially offset by a $24.4 million decrease in Consumer Services revenues. Total revenues increased $296.3 million, or 96%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase was comprised of a $343.6 million increase in Business Services revenues, partially offset by a $47.3 million decrease in Consumer Services revenues. The increases in Business Services revenue resulted from the inclusion of One Communications’ and ITC^DeltaCom’s revenues during the three and six months ended June 30, 2011.  The decrease in Consumer Services revenues resulted from a decrease in average consumer subscribers, which were approximately 1.9 million during the three and six months ended June 30, 2010 and approximately 1.5 million during the three and six months ended June 30, 2011. This decrease was driven by a decline in narrowband and broadband subscribers due to continued maturation in the market for Internet access and competitive pressures in the industry.

Cost of revenues

Cost of revenues includes costs directly associated with providing services to our customers. Total cost of revenues increased $108.2 million, or 193%, from the three months ended June 30, 2010 to the three months ended June 30, 2011.  This increase was comprised of a $114.5 million increase in business services cost of revenue, partially offset by a $6.3 million decrease in consumer services cost of revenues. Total cost of revenues increased $153.1 million, or 133%, from the six months ended June 30, 2010 to the six months ended June 30, 2011.  This increase was comprised of a $167.6 million increase in business services cost of revenue, partially offset by a $14.5 million decrease in consumer services cost of revenues. The increases in Business Services cost of revenues were primarily due to the inclusion of One Communications’ cost of revenues and ITC^DeltaCom’s cost of revenues. The decreases in Consumer Service cost of revenues were primarily due to the decline in average consumer services subscribers. Total cost of revenues increased from 37% of revenues during the three months ended June 30, 2010 to 45% of revenues during the three months ended June 30, 2011 due to the change in mix of our subscriber base to business customers and to broadband subscribers.

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

Selling, general and administrative expenses increased $72.0 million, or 172%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and increased $101.3 million, or 118%, from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The increase was due to the inclusion of ITC^DeltaCom’s and One Communications’ selling, general and administrative expenses for the three and six months ended June 30, 2011. Partially offsetting this was a decrease selling, general and administrative expenses in our Consumer Services segment consisting of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees.  The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Selling, general and administrative expenses increased from 27% and 28% of revenues during the three and six months ended June 30, 2010, respectively, to 31% of revenues during the three and six months ended June 30, 2011.

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

Depreciation and amortization increased $40.5 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This consisted of a $24.5 million increase in depreciation expense and a $16.0 million increase in amortization expense. Depreciation and amortization increased $57.4 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This consisted of a $35.8 million increase in depreciation expense and a $21.6 million increase in amortization expense. The increases in depreciation and amortization expense compared to the prior year periods were primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011.

Restructuring and acquisition-related costs

Restructuring and acquisition-related costs consisted of the following during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)

Facility exit and restructuring costs	$(89)	$(547)	$1,346	$463
Acquisition-related costs	—	11,593	—	15,088
Restructuring and acquisition-related costs	$(89)	$11,046	$1,346	$15,551

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

Acquisition-Related Costs. Acquisition-related costs consist of external costs directly related to our acquisitions, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; and integration-related costs, such as system conversion and rebranding costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(in thousands)

Transaction related costs	$—	$2,802	$—	$4,542
Severance and retention costs	—	8,133	—	9,825
Integration related costs	—	658	—	721
Total acquisition-related costs	$—	$11,593	$—	$15,088

Gain on investments, net

During the six months ended June 30, 2010, we sold certain of our investments in other companies for proceeds of $1.6 million and recognized a realized gain on investments of $0.6 million. This gain was included in gain on investments, net, in the Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

Interest expense and other, net, increased $13.6 million, from $5.5 million during the three months ended June 30, 2010 to $19.1 million during the three months ended June 30, 2011 and increased $21.2 million, from $10.8 million during the six months ended June 30, 2010 to $32.0 million during the six months ended June 30, 2011. The increases were primarily due to the inclusion of ITC^DeltaCom interest expense and the issuance of new debt in May 2011. In connection with the ITC^DeltaCom acquisition, we assumed $325.0 million aggregate principal amount of ITC^DeltaCom’s 10.5% senior secured notes due 2016 (the “ITC^DeltaCom Notes”).  In May 2011, we completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).

Income tax provision

We recognized an income tax provision of $34.0 million during the six months ended June 30, 2010, which consisted of $2.6 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $31.4 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards.  We recognized an income tax provision of $14.3 million during the six months ended June 30, 2011, which consisted of $3.5 million state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and $10.8 million for non-cash deferred tax provisions due primarily to the utilization of net operating loss carryforwards.

We continue to maintain a valuation allowance of $40.0 million against our unrealized deferred tax assets, which include net operating loss carryforwards. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of certain stock compensation arrangements. Upon utilization of these net operating losses, the valuation allowance will be removed as an adjustment to additional paid-in-capital. Approximately $8.0 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be recognized in future periods.  In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment provides integrated communications services to businesses, enterprise organizations and communications carriers. These services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and web hosting. We also sell transmission capacity in our fiber network to other communications providers on a wholesale basis. Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. These services include dial-up and high-speed Internet access services, ancillary services sold as add-on features to our Internet access services, search and advertising.

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

The following table sets forth segment data for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(dollars in thousands)
Business Services
Revenues	$32,702	$267,613	$234,911	718%
Cost of revenues	19,579	134,150	114,571	585%
Gross margin	13,123	133,463	120,340	917%
Direct segment operating expenses	10,244	87,586	77,342	755%
Segment operating income	$2,879	$45,877	$42,998	1494%

Consumer Services
Revenues	$120,305	$95,946	$(24,359)	-20%
Cost of revenues	36,550	30,207	(6,343)	-17%
Gross margin	83,755	65,739	(18,016)	-22%
Direct segment operating expenses	22,159	17,207	(4,952)	-22%
Segment operating income	$61,596	$48,532	$(13,064)	-21%

Consolidated
Revenues	$153,007	$363,559	$210,552	138%
Cost of revenues	56,129	164,357	108,228	193%
Gross margin	96,878	199,202	102,324	106%
Direct segment operating expenses	32,403	104,793	72,390	223%
Segment operating income	64,475	94,409	29,934	46%
Stock-based compensation expense	1,707	3,514	1,807	106%
Depreciation and amortization	4,577	45,093	40,516	885%
Restructuring and acquisition-related costs	(89)	11,046	11,135	*
Other operating expenses	7,729	5,488	(2,241)	-29%
Income from operations	$50,551	$29,268	$(21,283)	-42%

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(dollars in thousands)
Business Services
Revenues	$66,396	$409,986	$343,590	517%
Cost of revenues	38,988	206,607	167,619	430%
Gross margin	27,408	203,379	175,971	642%
Direct segment operating expenses	19,961	132,330	112,369	563%
Segment operating income	$7,447	$71,049	$63,602	854%

Consumer Services
Revenues	$243,869	$196,591	$(47,278)	-19%
Cost of revenues	76,021	61,473	(14,548)	-19%
Gross margin	167,848	135,118	(32,730)	-19%
Direct segment operating expenses	45,034	36,521	(8,513)	-19%
Segment operating income	$122,814	$98,597	$(24,217)	-20%

Consolidated
Revenues	$310,265	$606,577	$296,312	96%
Cost of revenues	115,009	268,080	153,071	133%
Gross margin	195,256	338,497	143,241	73%
Direct segment operating expenses	64,995	168,851	103,856	160%
Segment operating income	130,261	169,646	39,385	30%
Stock-based compensation expense	4,374	7,085	2,711	62%
Depreciation and amortization	9,325	66,769	57,444	616%
Restructuring and acquisition-related costs	1,346	15,551	14,205	1055%
Other operating expenses	16,252	11,023	(5,229)	-32%
Income from operations	$98,964	$69,218	$(29,746)	-30%

Business Segment Results of Operations

Business Services revenues

Business Services revenues consist primarily of recurring monthly charges; usage fees; installation fees; equipment and termination fees. Business Services revenues also consist of web hosting revenues from leasing server space and providing web services to enable customers to build and maintain an effective online presence. We sell our services to end-user business customers and to wholesale customers. Our end users range from large enterprises with many locations, to small and medium-sized multi-site businesses to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers.

Business Services revenues increased $234.9 million from the three months ended June 30, 2010 to the three months ended June 30, 2011.  The increase was primarily due to the inclusion of $121.5 million of One Communications’ revenues and $113.8 million of ITC^DeltaCom revenues. This was partially offset by a $0.4 million decrease in other Business Services revenues, which was primarily due to declining business demand and competitive pricing pressures for our web hosting services and Internet access services.

Business Services revenues increased $343.6 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The increase was primarily due to the inclusion of $223.6 million of ITC^DeltaCom revenues and $121.5 million of One Communications’ revenues. This was partially offset by a $1.5 million decrease in other Business Services revenues, which was primarily due to declining business demand and competitive pricing pressures for our web hosting services and Internet access services.

Business Services cost of revenues

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services. Business Services cost of revenues increased $114.5 million from the three months ended June 30, 2010 to the three months ended June 30, 2011.  The increase in Business Services cost of revenues was primarily due to the inclusion of $60.7 million of One Communications’ cost of revenues and $55.5 million of ITC^DeltaCom’s cost of revenues. Partially offsetting this was a $1.7 million decrease due to other Business Services cost of revenues resulting from network cost efficiencies and a decline in web hosting accounts and Internet access customers. Business Services cost of revenues increased $167.6 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The increase in Business Services cost of revenues was primarily due to the inclusion of $109.9 million of ITC^DeltaCom’s cost of revenues and $60.7 million of One Communications’ cost of revenues. Partially offsetting this was a $3.0 million decrease due to other Business Services cost of revenues resulting from network cost efficiencies and a decline in web hosting accounts and Internet access customers.

Business Services operating expenses

Operating expenses for our Business Services segment increased $77.3 million from the three months ended June 30, 2010 to the three months ended June 30, 2011 and increased $112.4 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The increase was due to the inclusion of ITC^DeltaCom’s and One Communications’ operating expenses for the three and six months ended June 30, 2011.

Consumer Segment Results of Operations

Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user (“ARPU”) are terms commonly used in our industry. The following table sets forth subscriber and operating data for the periods indicated:

	June 30,	June 30,
	2010	2011
Consumer Subscriber Detail (a)
Narrowband access subscribers	1,060,000	826,000
Broadband access subscribers	748,000	652,000
Subscribers at end of period	1,808,000	1,478,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Consumer Subscriber Activity
Subscribers at beginning of year	1,915,000	1,557,000	2,029,000	1,636,000
Gross organic subscriber additions	61,000	38,000	134,000	87,000
Churn	(168,000)	(117,000)	(355,000)	(245,000)
Subscribers at end of period	1,808,000	1,478,000	1,808,000	1,478,000

Consumer Metrics
Average subscribers (b)	1,859,000	1,518,000	1,915,000	1,557,000
ARPU (c)	$21.57	$21.07	$21.23	$21.05
Churn rate (d)	3.0%	2.6%	3.1%	2.6%

(a) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)  Average subscribers for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the period. Average subscribers for the six month periods is calculated by averaging the ending monthly subscribers or accounts for the seven months preceding and including the end of the period.

(c) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing average monthly revenue for the period by the average number of subscribers for the year. Average monthly revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

(d) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

Consumer Services revenues

Access services. Access service revenues consist of recurring monthly charges for narrowband and broadband access services; usage fees; installation fees; termination fees; and fees for equipment. Consumer access revenues decreased $22.1 million, or 21%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and decreased $42.9 million, or 20%, from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. Average consumer narrowband subscribers were 1.1 million during the three and six months ended June 30, 2010 and 0.9 million during the three and six months ended June 30, 2011. Average consumer broadband subscribers were 0.8 million during the three and six months ended June 30, 2010 and 0.7 million during the three and six months ended June 30, 2011. Narrowband access comprised a larger portion of the average consumer access subscriber decreases, as average narrowband subscribers were approximately 59% of average consumer access subscribers during the three and six months ended June 30, 2010 and 56% of average consumer access subscribers during the three and six months ended June 30, 2011.  Within narrowband access, our value-priced narrowband services comprised a larger proportion of the total narrowband decrease, as average PeoplePC access subscribers were approximately 33% and 34% of our average consumer narrowband customer base during the three and six months ended June 30, 2010, respectively, and 26% and 27% of our average consumer narrowband customer base during the three and six months ended June 30, 2011, respectively. The decrease in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 3.0% and 3.1% during the three and six months ended June 30, 2010, respectively, to 2.6% during the three and six months ended June 30, 2011, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our subscriber base. We expect our consumer access and service subscriber base to continue to decrease due to decreased sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, as our customers become more tenured, we expect our churn rates to decline.

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

Value-added services revenues decreased $2.2 million, or 15%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and decreased $4.4 million, or 15%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. This was due primarily to a decrease in subscribers for ancillary services, primarily security services, and in search revenues. The decrease resulted from the decline in total average consumer subscribers.  However, partially offsetting this decrease was an increase in subscription revenue per subscriber.

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

Consumer Services cost of revenues decreased $6.3 million, or 17%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and decreased $14.5 million, or 19%, from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The decreases were primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts.

Consumer Services operating expenses

Operating expenses for our Consumer Services decreased $5.0 million, or 22%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and decreased $8.5 million, or 19%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. This was due to decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees.  The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Longer tenured customers have a lower frequency of non-payment and require less customer service and technical support.

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

Stock-based compensation expense was $1.7 million and $3.5 million during the three months ended June 30, 2010 and 2011, respectively, and $4.4 million and $7.1 million during the six months ended June 30, 2010 and 2011, respectively.  Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees.

Facility Exit and Restructuring Costs

We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of June 30, 2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled.

Facilities
(in thousands)
Balance as of December 31, 2010	$13,613
Accruals	463
Payments	(4,324)
Balance as of June 30, 2011	$9,752

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011
	(in thousands)

Net income	$54,787	$22,911
Non-cash items	51,852	91,185
Changes in working capital	(29,207)	(68,623)
Net cash provided by operating activities	$77,432	$45,473

Net cash (used in) provided by in investing activities	$(155,429)	$240,613

Net cash used in financing activities	$(34,449)	$(38,554)

Operating activities

The decrease in net cash provided by operating activities during the six months ended June 30, 2011 compared to the prior year period was primarily due to cash used for liabilities assumed in our acquisition of One Communications and increased liabilities associated with our acquisitions, including severance and retention costs, transaction costs and other integration-related costs.

Investing activities

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

Our investing activities provided cash of $240.6 million during the six months ended June 30, 2011. This consisted primarily of $319.7 million of sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the quarter.  This was partially offset by $40.4 million of cash used for acquisitions, net of cash acquired, and $40.4 million for capital expenditures, primarily associated with network and technology center related projects, which includes incremental capital spending for our business services activity.

Financing activities

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

Our financing activities used cash of $38.6 million during the six months ended June 30, 2011. This consisted primarily of $269.9 million for repayment of debt and capital lease obligations, $36.1 million used to repurchase 4.5 million shares of our common stock and $11.8 million of dividend payments. In connection with the One Communications acquisition, we repaid $266.5 million of One Communications debt. In addition, under the indenture for the ITC^DeltaCom Notes, following the consummation of the acquisition of ITC^DeltaCom, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011. Also during the six months ended June 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition. These uses of cash were partially offset by $279.2 million of proceeds from the issuance of debt and $0.4 million of proceeds from the exercise of stock options. In May 2011, we completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 at an issue price of 96.55% and received net proceeds of $281.0 million after transaction fees. We also paid transaction fees of $1.8 million related to our senior secured revolving credit facility entered into in May 2011.

Future Uses of cash

Debt and interest. We expect to use cash related to our outstanding indebtedness. On November 15, 2011, holders of our convertible senior notes due 2026 (“Convertible Notes”) have the right under the governing indenture to require us to repurchase the Convertible Notes and from October 15, 2011 to November 15, 2011, the Convertible Notes are convertible. We will use cash to repurchase Convertible Notes or in connection with holders’ conversion of Convertible Notes  if the holders exercise their right on those dates or on potential future dates. In addition, in connection with our acquisition of ITC^DeltaCom, we assumed ITC^DeltaCom’s outstanding $325 million aggregate principal amount of 10.5% senior secured notes due on April 1. As a result, we also expect to use cash for incremental interest payments. We also may use cash to redeem the Convertible Notes or the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to purchase them in the open market. Finally, we expect to use cash for incremental interest payments related to our Senior Notes issued in May 2011.

Capital expenditures. We believe that to remain competitive with much larger telecommunications and cable companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We expect to incur capital expenditures of approximately $64.0 million to $77.0 million during the remainder of 2011 to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Acquisitions. We expect to use cash for one-time costs related to our recent acquisitions, including severance and retention costs and integration-related costs. These transactions may result in significant costs and expenses, including those related to severance pay, payments to executive officers and key employees under retention plans, employee benefit costs, and legal, accounting and financial advisory fees. There are a number of systems that must be integrated, including management information, sales, billing and human resources.  We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and systems of our acquisitions with ours.   In addition, we expect to incur integration costs related to branding initiatives associated with changing the trade name to EarthLink Business.

Dividends. During the six months ended June 30, 2010 and 2011, cash dividends declared were $0.30 and $0.10 per common share, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the six months ended June 30, 2010 and 2011, we generated $77.4 million and $45.5 million in cash from operations, respectively. As of June 30, 2011, we had $490.5 million in cash and cash equivalents. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

In May, 2011, we entered into a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also in May 2011, we terminated our $30.0 million revolving credit facility entered into in March 2011. The senior secured revolving credit facility terminates in May 2015, and at that time all amounts outstanding thereunder shall be due and payable in full. No amounts were outstanding under the senior secured revolving credit facility as of June 30, 2011.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, capital requirements and investment and other obligations for the next

12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than a $150.0 million credit facility we entered into in May 2011 and which expires in May 2015. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2011:

		Payment Due by Period
		Remaining	2012 -	2014 -
	Total	2011	2013	2015	After 5 Years
	(in thousands)
Long-term debt, including current portion (1)	$880,591	$255,791	$—	$—	$624,800
Interest payments on long-term debt (2)	372,595	34,532	121,500	121,500	95,063
Purchase commitments (3)	161,907	38,375	93,792	19,085	10,655
Operating leases (4)	225,756	22,366	76,332	46,695	80,363
Capital leases (5)	32,945	1,947	6,897	6,326	17,775
Total (6)	$1,673,794	$353,011	$298,521	$193,606	$828,656

(1)  Long-term debt, including current portion, includes principal payments on outstanding debt obligations. Long-term debt, including current portion, excludes unamortized discounts and premiums. As of June 30, 2011, we had $880.6 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 8-7/8% Senior Notes due 2019, $324.8 million of ITC^DeltaCom’s 10.5% senior secured notes due on April 1, 2016 and $255.8 million of convertible senior notes due November 15, 2026.

The Convertible Notes are convertible on October 15, 2011 and upon certain events we have the option to redeem the Convertible Notes, in whole or in part, for cash, on or after November 15, 2011, provided that we have made at least ten semi-annual interest payments. In addition, the holders may require us to purchase all or a portion of their EarthLink Notes on each of November 15, 2011, November 15, 2016 and November 15, 2021.

(2)  Interest payments on long-term debt includes interest due on outstanding debt through maturity, except for our Convertible Notes. Interest payments on our Convertible Notes assumes repurchase or conversion during the year ended December 31, 2011.

(3) Purchase commitments represent non-cancellable contractual obligations for services and equipment; minimum commitments under network access agreements with several carriers; and non-cancelable contractual obligations for certain advertising spending.

(4) These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2016, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $0.9 million during the remaining six months in the year ended December 31, 2011 and $1.9 million, $2.0 million and $1.1 million during the years ended December 31, 2012, 2013 and 2104, respectively.

(5)  Represents remaining payments under capital leases, including interest, substantially all of which were assumed from our acquisition of One Communications.

(6)  The table does not include our reserve for uncertain taxes, which as of June 30, 2011 total $8.2 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2011, we had utilized approximately $639.2 million pursuant to the authorizations and had $110.8 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

EarthLink is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on EarthLink’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2010

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2011 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2011	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	—	$—	—	$129,029
May 1 through May 31	520	7.74	520	125,001
June 1 through June 30	1,871	7.59	1,871	110,799
Total	2,391		2,391

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	First Supplemental Indenture, Dated as of June 7, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	August 8, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief
Executive Officer (principal executive officer)

Date:	August 8, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)