Form 10-Q
period 2011-09-30
EARTHLINK INC
filed 2011-11-04
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 106,683,532 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2010	2011
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$242,952	$515,310
Marketable securities	307,814	—
Restricted cash	2,270	1,781
Accounts receivable, net of allowance of $1,182 and $6,417 as of December 31, 2010 and September 30, 2011, respectively	60,216	103,795
Prepaid expenses	12,161	15,960
Deferred income taxes, net	45,661	65,435
Other current assets	14,802	18,087
Total current assets	685,876	720,368
Long-term marketable securities	12,304	—
Property and equipment, net	241,111	384,620
Deferred income taxes, net	189,037	94,976
Purchased intangible assets, net	135,364	297,999
Goodwill	259,046	428,346
Other long-term assets	1,240	22,280
Total assets	$1,523,978	$1,948,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,272	$20,881
Accrued payroll and related expenses	18,402	30,978
Accrued interest	8,622	32,712
Other accrued liabilities	67,007	102,571
Deferred revenue	40,921	56,024
Current portion of long-term debt and capital lease obligations	243,069	255,888
Total current liabilities	395,293	499,054

Long-term debt and capital lease obligations	351,251	655,064
Other long-term liabilities	19,566	31,950
Total liabilities	766,110	1,186,068

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and September 30, 2011	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 191,825 and 195,936 shares issued as of December 31, 2010 and September 30, 2011, respectively, and 108,382 and 107,366 shares outstanding as of December 31, 2010 and September 30, 2011, respectively	1,918	1,959
Additional paid-in capital	2,061,555	2,075,532
Accumulated deficit	(648,235)	(617,819)
Treasury stock, at cost, 83,443 and 88,570 shares as of December 31, 2010 and September 30, 2011, respectively	(657,611)	(697,151)
Accumulated other comprehensive income	241	—
Total stockholders’ equity	757,868	762,521
Total liabilities and stockholders’ equity	$1,523,978	$1,948,589

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in thousands, except per share data)
	(unaudited)

Revenues	$145,158	$357,290	$455,423	$963,867

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	55,024	161,327	170,033	429,407
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	41,896	108,827	127,517	295,786
Depreciation and amortization	4,327	46,567	13,652	113,336
Restructuring and acquisition-related costs	1,921	8,966	3,267	24,517
Total operating costs and expenses	103,168	325,687	314,469	863,046

Income from operations	41,990	31,603	140,954	100,821
Gain on investments, net	—	—	572	—
Interest expense and other, net	(5,466)	(22,161)	(16,241)	(54,197)
Income before income taxes	36,524	9,442	125,285	46,624
Income tax provision	(15,139)	(1,937)	(49,113)	(16,208)
Net income	$21,385	$7,505	$76,172	$30,416

Net income per share
Basic	$0.20	$0.07	$0.71	$0.28
Diluted	$0.20	$0.07	$0.70	$0.28

Weighted average common shares outstanding
Basic	108,220	107,794	107,968	108,585
Diluted	109,473	108,523	108,851	109,535

Dividends declared per share	$0.16	$0.05	$0.46	$0.15

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2011
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$76,172	$30,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,652	113,336
Loss on disposals and impairments of fixed assets	561	3,688
Stock-based compensation	7,078	10,454
Non-cash income taxes	45,530	11,851
Amortization of debt discount, premium and issuance costs	10,847	9,690
Gain on investments, net	(572)	—
Gain on debt surrendered for conversion	(172)	—
Other	—	(748)
(Increase) decrease in accounts receivable, net	(1,043)	9,479
(Increase) decrease in prepaid expenses and other assets	(2,447)	(28,140)
Decrease in accounts payable and accrued and other liabilities	(19,498)	(45,797)
(Decrease) increase in deferred revenue	(2,903)	2,251
Net cash provided by operating activities	127,205	116,480

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(40,097)
Purchases of property and equipment	(8,748)	(70,967)
Purchases of marketable securities	(345,193)	—
Sales and maturities of marketable securities	92,723	319,729
Change in restricted cash	—	489
Other investing activities	1,618	(3,765)
Net cash (used in) provided by investing activities	(259,600)	205,389

Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	—	278,383
Proceeds from exercises of stock options	2,565	566
Repurchases of common stock	(851)	(39,540)
Payment of dividends	(50,118)	(17,214)
Repayment for debt and capital lease obligations	(2,794)	(272,391)
Other financing activities	—	685
Net cash used in financing activities	(51,198)	(49,511)

Net (decrease) increase in cash and cash equivalents	(183,593)	272,358
Cash and cash equivalents, beginning of period	610,995	242,952
Cash and cash equivalents, end of period	$427,402	$515,310

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, provides Internet protocol (IP) infrastructure and communications services to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a comprehensive suite of communications and technology services, including voice, data, managed network services, cloud hosting and equipment services, to businesses, enterprise organizations and communications carriers. The Company provides its Business Services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. For further information concerning the Company’s business segments, see Note 14, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2010 and 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010  as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

Basis of Consolidation

The accompanying condensed consolidated financial statements of EarthLink include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company combined sales and marketing, operations and customer support and general and administrative expenses into selling, general and administrative expenses. In addition, the Company reclassified depreciation expense from cost of revenues and selling, general and administrative expenses to depreciation and amortization. Approximately $1.9 million of depreciation expense was reclassified from cost of revenues and $1.5 million of depreciation expense was reclassified from selling, general and administrative expenses to depreciation and amortization during the three months ended September 30, 2010, and approximately $5.8 million of depreciation expense was reclassified from cost of revenues and $4.5 million of depreciation expense was reclassified from selling, general and administrative expenses to depreciation and amortization during the nine months ended September 30, 2010.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to fair value measurements. This guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance related to goodwill testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands, except per share data)
Numerator
Net income	$21,385	$7,505	$76,172	$30,416

Denominator
Basic weighted average common shares outstanding	108,220	107,794	107,968	108,585
Dilutive effect of Common Stock Equivalents	1,253	729	883	950
Diluted weighted average common shares outstanding	109,473	108,523	108,851	109,535

Basic net income per share	$0.20	$0.07	$0.71	$0.28
Diluted net income per share	$0.20	$0.07	$0.70	$0.28

During the three months ended September 30, 2010 and 2011, approximately 2.2 million and 1.6 million, respectively, of stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended September 30, 2010 and 2011, approximately 2.8 million and 1.8 million, respectively, of stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. The shares that underlie the Company’s convertible senior notes were also excluded from the calculation of diluted earnings per share during the three months ended September 30, 2011 because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

4.  Acquisitions

ITC^DeltaCom

On December 8, 2010, EarthLink acquired ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S., at a price of $3.00 per share. EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. The primary reason for the acquisition was to enable the Company to expand its IP infrastructure and communications services by combining its existing business services with ITC^DeltaCom’s integrated communications business. EarthLink has included the financial results of ITC^DeltaCom in its consolidated financial statements from the date of the acquisition.

The fair value of consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, EarthLink recorded $173.7 million of goodwill, $131.2 million of identifiable intangible assets, $199.3 million of property and equipment, $351.2 million of long-term debt and $100.8 million of other net assets. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the nine months ended September 30, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect the finalization of provisional accounting. As a result, the carrying amount of deferred tax assets was increased by $18.8 million as of December 31, 2010, with

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

a corresponding decrease to goodwill.  The Condensed Consolidated Balance Sheet as of December 31, 2010 and the allocation of consideration transferred noted above have been reflected for this adjustment. During the nine months ended September 30, 2011, the Company recorded $3.5 million of goodwill adjustments from adjustments in the fair value of assets and liabilities assumed that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and residual goodwill.

One Communications

On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. EarthLink acquired 100% of One Communications in a merger transaction with One Communications surviving as a wholly-owned subsidiary of EarthLink. One Communications stockholders had the right to elect to receive the net merger consideration in the form of cash or EarthLink common stock. The primary reason for the acquisition was to further transform the Company into an IP infrastructure and communications services provider by expanding its IP network footprint. EarthLink also believes the acquisition will provide strategic benefits because One Communications has a large established customer base that generates cash. EarthLink has included the financial results of One Communications in its consolidated financial statements from the date of the acquisition. EarthLink’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 included $119.8 million and $241.3 million, respectively, of One Communications’ revenue and $4.4 million and $10.9 million, respectively, of One Communications’ net loss.

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included repayment of debt and other liabilities and certain working capital and other adjustments. Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments and indemnification obligations. In addition, EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of the 1.3 million shares deposited in escrow and 1.7 million shares issued to One Communications shareholders. During the nine months ended September 30, 2011, $1.9 million (including 0.1 million shares) that was used to fund certain post-closing employment-related obligations was returned from escrow.

The resulting preliminary fair value of consideration transferred was $39.9 million, which consisted of $20.0 million in cash paid to acquire the outstanding common stock of One Communications and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values.  The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, income and non-income based taxes and residual goodwill.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following is a preliminary allocation of the consideration transferred based on currently available information (in thousands):

Acquired Assets:
Cash and cash equivalents	$11,304
Property and equipment	145,004
Goodwill	137,903
Intangible assets	182,800
Other assets	69,409
Total assets	546,420

Assumed Liabilities:
Debt	(266,275)
Deferred revenue	(11,379)
Deferred tax liability, net	(53,473)
Other liabilities	(175,366)
Total liabilities	(506,493)
Total consideration	$39,927

Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill will be assigned to the Company’s Business Services segment. The goodwill is not expected to be deductible for income tax purposes.

Included in other assets is accounts receivable with a preliminary estimate of fair value of $51.4 million and a gross contractual value of $60.8 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

The following table summarizes the preliminary components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$166,900	5 Years
Developed technology	12,000	3 Years
Trade name	3,900	3 Years
Total intangible assets	$182,800

Saturn Telecommunication Services Inc.

On March 2, 2011, EarthLink acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated Voice-over-Internet Protocal (“VoIP”) platform.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

Other

During the nine months ended September 30, 2011, EarthLink acquired certain other companies and purchased certain assets to expand its services and products offerings for $9.2 million of cash consideration and $1.3 million of debt repayment. These acquisitions were not significant individually or in the aggregate. Purchased identifiable intangible assets related to these acquisitions was $3.3 million and residual goodwill was $6.3 million. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. EarthLink has included the financial results of these companies in its consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to the Company’s consolidated financial statements.

Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisitions of ITC^DeltaCom and One Communications occurred on January 1, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Total revenues	$393,281	$357,290	$1,221,864	$1,096,643
Net income	1,546	12,939	46,143	43,276

5.  Restructuring and Acquisition-Related Costs

Restructuring and acquisition-related costs consisted of the following during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

2007 Restructuring Plan	$(210)	$57	$1,136	$520
Legacy Restructuring Plans	131	—	131	—
Total facility exit and restructuring costs	(79)	57	1,267	520
Acquisition-related costs	2,000	8,909	2,000	23,997
Restructuring and acquisition-related costs	$1,921	$8,966	$3,267	$24,517

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Atlanta, Georgia and Pasadena, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during the year ended December 31, 2008. However, there have been and may continue to be changes in estimates to amounts previously recorded.

The following table summarizes facility exit and restructuring costs during the nine months ended September 30, 2010 and 2011 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the nine months ended September 30, 2010 and 2011 were primarily the result of changes to sublease estimates in the Company’s exited facilities and additional costs for lease terminations. Such costs have been classified as restructuring and acquisition-related costs in the Condensed Consolidated Statements of Operations.

			Cumulative
			Costs
	Nine Months Ended September 30,		Incurred
	2010	2011	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	1,027	597	24,330
Non-cash asset impairments	109	(77)	24,824
Other associated costs	—	—	1,131
	$1,136	$520	$81,049

The following table summarizes activity for the liability balances associated with the 2007 Plan for the nine months ended September 30, 2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Facilities	Assets	Total
	(in thousands)
Balance as of December 31, 2010	$13,613	—	$13,613
Accruals	597	(77)	520
Payments	(5,415)	77	(5,338)
Non-cash charges	66	—	66
Balance as of September 30, 2011	$8,861	$—	$8,861

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2010 and September 30, 2011, approximately $4.7 million and $3.9 million, respectively, was classified as other accrued liabilities and approximately $8.9 million and $5.0 million, respectively, was classified as other long-term liabilities.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Acquisition-Related Costs

Acquisition-related costs consist of external costs directly related to EarthLink’s acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; facility-related costs, such as lease termination and asset impairments; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Transaction related costs	$2,000	$325	$2,000	4,867
Severance and retention costs	—	3,783	—	13,608
Facility related costs	—	4,208	—	4,688
Integration related costs	—	593	—	834
Total acquisition-related costs	$2,000	$8,909	$2,000	$23,997

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2010 and September 30, 2011:

	As of	As of
	December 31,	September 30,
	2010	2011
	(in thousands)
Government and agency securities	$284,441	$—
Commercial paper	14,666	—
Corporate debt securities	21,011	—
Total marketable securities	320,118	—
Less: classified as current	(307,814)	—
Total long-term marketable securities	$12,304	$—

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

During the nine months ended September 30, 2011, the Company sold its investments in marketable securities and recognized a realized gain of $0.4 million, which was included in interest expense and other, net, in the Condensed Consolidated Statement of Operations. As a result, the Company had no short- or long-term marketable securities as of September 30, 2011.

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

7.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2011 were as follows:

	Consumer	Business
	Services	Services
	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2010
Goodwill	$88,920	$258,004	$346,924
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	170,126	259,046

Goodwill acquired during year		165,748	165,748
Goodwill adjustments	—	3,552	3,552

Balance as of September 30, 2011
Goodwill	88,920	427,304	516,224
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$339,426	$428,346

Goodwill acquired during the period resulted from EarthLink’s acquisitions of One Communications, STS Telecom and certain other companies, which are more fully described in Note 4, “Acquisitions.” Goodwill adjustments during the period resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2010 and September 30, 2011 were as follows:

	As of December 31, 2010			As of September 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Subscriber bases and customer relationships	$192,414	$(71,067)	$121,347	$378,332	$(106,713)	$271,619
Developed technology and software	10,611	(821)	9,790	24,311	(4,599)	19,712
Trade names	5,221	(994)	4,227	9,121	(2,798)	6,323
Other	—	—	—	450	(105)	345
	$208,246	$(72,882)	$135,364	$412,214	$(114,215)	$297,999

The Company’s identifiable intangible assets consist of subscriber bases and customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The gross carrying value of identifiable intangible assets as of September 30, 2011 includes $166.9 million of customer relationships, $12.0 million of developed technology and $3.9 million of trade name assets resulting from the One Communications acquisition and includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2011, the weighted average amortization periods were 5.2 years for subscriber base assets and customer relationships, 4.1 years for developed technology and software, 3.3 years for trade names and 2.5 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Amortization expense	$890	$17,509	$3,386	$41,591

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $17.2 million during the remaining three months in the year ending December 31, 2011 and $67.7 million, $65.9 million, $60.5 million, $58.2 million, $27.8 million and $0.7 million during the years ending December 31, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2010 and September 30, 2011:

	As of	As of
	December 31,	September 30,
	2010	2011
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$325,000	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	26,251	23,143
EarthLink senior notes due May 2019	—	300,000
Unamortized discount on EarthLink senior notes due May 2019	—	(10,005)
EarthLink convertible senior notes due November 2026	255,791	255,791
Unamortized discount on EarthLink convertible senior notes due November 2026	(12,722)	(1,744)
Capital lease obligations	—	18,967
Carrying value of debt and capital lease obligations	594,320	910,952
Less current portion of debt and capital lease obligations	(243,069)	(255,888)
Long-term debt and capital lease obligations	$351,251	$655,064

ITC^DeltaCom Senior Secured Notes due April 2016

General.  In connection with the acquisition of ITC^DeltaCom, EarthLink assumed ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”). The ITC^DeltaCom Notes were not repaid or guaranteed by EarthLink.  The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the ITC^DeltaCom Notes.

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

Redemption.  ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. ITC^DeltaCom may redeem some or all of the ITC^DeltaCom Notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 103% of their principal amount.

If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the ITC^DeltaCom Notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control,

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

Ranking and guaranty. The ITC^DeltaCom Notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with any future senior indebtedness. The ITC^DeltaCom Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the ITC^DeltaCom Notes. Currently all of ITC^DeltaCom’s subsidiaries are deemed to be restricted subsidiaries under the indenture.

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and September 30, 2011, ITC^DeltaCom was in compliance with all of its financial covenants.

EarthLink Senior Notes due May 2019

General.  In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).  The Senior Notes were issued at 96.555% of their principal amount, resulting in gross proceeds of approximately $289.7 million and net proceeds of $280.3 million after deducting transaction fees of $9.4 million. In September 2011, in accordance with the registration rights granted to the original purchasers of the Senior Notes, the Company completed an exchange offer of the privately placed Senior Notes for new 8-7/8% Senior Notes due 2019 registered with the SEC with substantially identical terms to the original Senior Notes.

The Senior Notes accrue interest at a rate of 8-7/8% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes will mature on May 15, 2019.

Redemption.  The Company may redeem the Senior Notes, in whole or in part, (i) from May 15, 2015 until May 15, 2016 at a price equal to 104.438% of the principal amount of the Senior Notes redeemed; (ii) from May 15, 2016 until May 15, 2017 at a price equal to 102.219% of the principal amount of the Senior Notes redeemed; and (iii) from May 15, 2017 at a price equal to 100% of the principal amount of the Senior Notes redeemed, in each case plus accrued and unpaid interest.  Prior to May 15, 2015, the Company may also redeem the Senior Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed plus a make-whole premium and accrued and unpaid interest.  In addition, prior to May 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a price equal to 108.875% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Ranking and guaranty. The Senior Notes and the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) are the Company’s and the Guarantors’ unsecured senior obligations and rank equally with all of the Company’s and the Guarantors’ other senior indebtedness.

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2011.

EarthLink Convertible Senior Notes due November 2026

General.  In November 2006, EarthLink issued $258.8 million aggregate principal amount of convertible senior notes due November 15, 2026 (the “Convertible Notes”) in a registered offering. The Convertible Notes bear interest at 3.25% per year on the principal amount of the Convertible Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Convertible Notes thereafter, payable semi-annually in May and November of each year. The Convertible Notes rank as senior unsecured obligations of the Company.

Conversion. The Convertible Notes are payable with cash and, if applicable, are convertible into shares of the Company’s common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Convertible Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company’s cash dividend payments, the conversion rate has been adjusted and was 123.5033 shares per $1,000 principal amount of Convertible Notes as of September 30, 2011 (which represents a conversion price of approximately $8.10  per share), subject to further adjustment. Upon conversion, a holder will receive cash up to the principal amount of the Convertible Notes and, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation.

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

Under the terms of the indenture governing the Convertible Notes, the Company’s payment of cash dividends while the Convertible Notes are outstanding requires an adjustment to the conversion rate for the Convertible Notes. In addition, as a result of the adjustment, the Convertible Notes may be surrendered for conversion for a period of time between the declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the nine months ended September 30, 2010, $3.0 million principal amount of Convertible Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Redemption. The Company had the option to redeem the Convertible Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company has made at least ten semi-annual interest payments. On October 14, 2011, the Company issued a notice of redemption to redeem all of the Company’s outstanding Convertible Notes.  The redemption date is November 15, 2011. See Note 16, “Subsequent Events,” for more information.

Accounting.  The Company accounts for the liability and equity components of the Convertible Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Convertible Notes, which represents the first redemption date of November 2011. As of September 30, 2011, the remaining amortization period for the discount was 1.5 months.

The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2010 and September 30, 2011 are presented below:

	As of	As of
	December 31,	September 30,
	2010	2011
	(in thousands)
Principal amount	$255,791	$255,791
Unamortized discount	(12,722)	(1,744)
Net carrying amount	$243,069	$254,047

Carrying amount of the equity component	$61,847	$61,847

The following table presents the associated interest cost related to the Convertible Notes during the three and nine months ended September 30, 2010 and 2011, which consists of both the contractual interest coupon and amortization of the discount on the equity component:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Contractual interest recognized	$2,221	$2,221	$6,647	$6,662
Discount amortization	3,408	3,746	9,987	10,978

Effective interest rate	9.5%	9.5%	9.5%	9.5%

Classification. On November 15, 2011, holders of the Convertible Notes have the right under the governing indenture to require the Company to repurchase the Convertible Notes. As a result, the Company classified the Convertible Notes as a current liability in the Consolidated Balance Sheets as of December 31, 2010. On October 14, 2011, the Company issued a notice of redemption to redeem all of the Company’s outstanding Convertible Notes.  As a result, the Company classified the Convertible Notes as a current liability in the Consolidated Balance Sheets as of September 30, 2011.

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also on May 20, 2011, EarthLink terminated its $30.0 million revolving credit facility entered into on March 18, 2011. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  No amounts were outstanding under the senior

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

secured revolving credit facility as of September 30, 2011. The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility.

Prepayment. The Company may prepay the senior secured revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company may irrevocably reduce or terminate the unutilized portion of the senior secured revolving credit facility at any time without penalty.

Covenants. The Credit Agreement contains representations and warranties, covenants, and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities.  However, such covenants will not apply to ITC^DeltaCom and its subsidiaries until the earlier of (i) the repayment or refinancing in full of the ITC^DeltaCom Notes or (ii) the date ITC^DeltaCom and its U.S. subsidiaries become guarantors of the senior secured revolving credit facility.  ITC^DeltaCom is not currently a guarantor under the senior secured revolving credit facility. The negative covenants contained in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company’s existing notes and the ITC^DeltaCom Notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company’s existing notes and the ITC^DeltaCom Notes), in each case subject to certain exceptions set forth in the Credit Agreement.

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). The Company was in compliance with these financial covenants as of September 30, 2011.

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

Year Ending December 31,
2011 (remaining three months)	$1,025
2012	3,743
2013	3,469
2014	3,219
2015	3,247
Thereafter	17,776
Total minimum lease payments	$32,479
Less amounts representing interest	(13,512)
Total capital lease obligations	$18,967

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Stockholders’ Equity

Comprehensive Income

Comprehensive income includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from the Condensed Consolidated Statements of Operations. Comprehensive income for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Net income	$21,385	$7,505	$76,172	$30,416
Unrealized holding gains on certain investments, net of tax	250	—	322	—
Total comprehensive income	$21,635	$7,505	$76,494	$30,416

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2011, the Company had $107.3 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 0.1 million shares of its common stock for $0.9 million during the nine months ended September 30, 2010 and repurchased 5.0 million shares of its common stock for $38.6 million during the nine months ended September 30, 2011 pursuant to its share repurchase program. In addition, 0.1 million shares valued at $0.9 million were returned from the One Communications escrow fund and recorded as treasury stock during the nine months ended September 30, 2011.

Dividends

During the three months ended September 30, 2010 and 2011, cash dividends declared were $0.16 and $0.05 per common share, respectively, and total dividend payments were $17.4 million and $5.4 million, respectively. During the nine months ended September 30, 2010 and 2011, cash dividends declared were $0.46 and $0.15 per common share, respectively, and total dividend payments were $50.1 million and $17.2 million, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

Stock-based compensation expense was $2.7 million and $3.4 million during the three months ended September 30, 2010 and 2011, respectively, and $7.1 million and $10.5 million during the nine months ended September 30, 2010 and 2011, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock and restricted stock units to employees and non-employee directors under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to four years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2010	2,436	$9.40
Granted	—	—
Exercised	(78)	7.08
Forfeited and expired	(327)	11.06
Outstanding as of September 30, 2011	2,031	9.22	3.5	$56

Vested and expected to vest as of September 30, 2011	2,021	$9.23	3.5	$56

Exercisable as of September 30, 2011	2,017	$9.23	3.5	$56

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2011 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2011 was $0.9 million and $0.1 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. To the extent the forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of September 30, 2011:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10		$6.90	170	3.9	$6.43	170	$6.43
6.91		7.31	331	5.7	7.26	321	7.27
7.32		8.90	140	3.8	8.02	138	8.02
8.96		9.01	274	2.9	9.01	274	9.01
9.02		9.51	316	4.2	9.47	314	9.47
9.64		9.89	217	0.4	9.65	217	9.65
10.36		10.36	330	3.9	10.36	330	10.36
10.51		16.82	253	2.2	12.37	253	12.37
$5.10	to	$16.82	2,031	3.5	$9.22	2,017	$9.23

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2011:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Outstanding as of December 31, 2010	2,357	$8.01
Granted	2,384	7.83
Vested	(1,520)	7.82
Forfeited	(73)	8.46
Outstanding as of September 30, 2011	3,148	$7.96

The fair value of restricted stock units is determined based on the closing trading price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2010 and 2011 was $8.36 and $7.83, respectively.  As of September 30, 2011, there was $15.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the nine months ended September 30, 2010 and 2011 was $10.1 million and $12.4 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

11. Income Taxes

The following table presents the components of the income tax provision for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Current provision	$984	$940	$3,583	$4,357
Deferred provision	14,155	997	45,530	11,851
Total income tax provision	$15,139	$1,937	$49,113	$16,208

The income tax provision for the nine months ended September 30, 2011 represents an effective rate of 34.76%, including a benefit for discrete items of -5.37%.  The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards.

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

As a result of the acquisitions of One Communications, STS Telecom and certain other acquisitions during the nine months ended September 30, 2011, EarthLink recorded net deferred tax liabilities of $53.5 million, $6.7 million and $0.7 million, respectively. Included in these amounts are $17.9 million of deferred tax assets relating to federal and state net operating losses acquired from One Communications. These amounts were recorded under acquisition accounting.

The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended September 30, 2011 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of $0.5 million to $0.8 million because the statute of limitations is expected to expire in certain jurisdictions. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2011 is as follows:

Nine Months Ended
September 30, 2011
(in thousands)
Balance as of December 31, 2010	$18,367
Adjustment to tax positions under acquisition accounting	4,374
Decreases for tax positions of prior years	(1,038)
Balance as of September 30, 2011	$21,703

12.  Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options.  Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company’s restructuring plans, as of September 30, 2011 are as follows:

Operating
Year Ending December 31,	Leases
(in thousands)

2011 (remaining three months)	$10,983
2012	39,857
2013	36,311
2014	28,590
2015	17,703
Thereafter	76,908
Total minimum lease payments, including estimated operating expenses	210,352
Less aggregate contracted sublease income	(5,531)
$204,821

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Purchase commitments

The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of September 30, 2011 (in thousands):

Year Ending December 31,

2011 (remaining three months)	$25,880
2012	47,175
2013	36,657
2014	13,001
2015	6,428
Thereafter	10,349
Total	$139,490

Legal proceedings

The Company is party to various legal proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

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

Other

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

Assets measured at fair value on a recurring basis

As of December 31, 2010 and September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. Cash equivalents and marketable securities as of December 31, 2010 and September 30, 2011 were valued using quoted market prices and are classified within Level 1.

The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011:

			Fair Value Measurements as of December 31, 2010 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash equivalents	$184,054	$184,054	$184,054	$—	$—
Government and agency securities	284,441	284,441	284,441	—	—
Commercial paper	14,666	14,666	14,666	—	—
Corporate debt securities	21,011	21,011	21,011	—	—
Total	$504,172	$504,172	$504,172	$—	$—

Fair Value Measurements as of September 30, 2011 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Cash equivalents	$399,985	$399,985	$399,985	$—	$—
Total	$399,985	$399,985	$399,985	$—	$—

Assets and liabilities measured at fair value on a nonrecurring basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2010 and 2011.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Fair value of debt

The estimated fair value of the Company’s Convertible Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices and the estimated fair value of the Company’s Senior Notes was determined based on Level 2 input using third-party quotes. The following table presents the fair value of the Company’s debt, excluding capital leases as of December 31, 2010 and September 30, 2011:

	As of December 31, 2010		As of September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

ITC^DeltaCom senior notes	$351,251	$352,625	$347,943	$328,048
EarthLink convertible senior notes	243,069	300,281	254,047	257,548
EarthLink senior notes	—	—	289,995	261,375
Total debt, excluding capital leases	$594,320	$652,906	$891,985	$846,971

14.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a comprehensive suite of communications and technology services, including voice, data, managed network services, cloud hosting and equipment services, to businesses, enterprise organizations and communications carriers. The results of ITC^DeltaCom, One Communications and STS Telecom are included in the Company’s Business Services segment. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

The Company’s Business Services segment earns revenue from the provision of retail services, wholesale services and other services. Retail services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance, conference calling and hosted VoIP; mobile voice and data services; and data center and managed services provided to businesses and enterprise organizations. Wholesale services include the sale of transmission capacity to other telecommunications carriers. Other services include web hosting and the sale of customer premises equipment. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

The Company’s Consumer Services segment earns revenue from the provision of access services and related value-added services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Value-added services includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring and acquisition-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income from operations for the three and nine months ended September 30, 2010 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)
Business Services
Revenues	$33,631	$265,743	$100,027	$675,729
Cost of revenues	20,589	132,718	59,577	339,325
Gross margin	13,042	133,025	40,450	336,404
Direct segment operating expenses	10,313	82,154	30,019	214,484
Segment operating income	$2,729	$50,871	$10,431	$121,920

Consumer Services
Revenues	$111,527	$91,547	$355,396	$288,138
Cost of revenues	34,435	28,609	110,456	90,082
Gross margin	77,092	62,938	244,940	198,056
Direct segment operating expenses	21,243	17,356	66,532	53,877
Segment operating income	$55,849	$45,582	$178,408	$144,179

Consolidated
Revenues	$145,158	$357,290	$455,423	$963,867
Cost of revenues	55,024	161,327	170,033	429,407
Gross margin	90,134	195,963	285,390	534,460
Direct segment operating expenses	31,556	99,510	96,551	268,361
Segment operating income	58,578	96,453	188,839	266,099
Stock-based compensation expense	2,704	3,369	7,078	10,454
Depreciation and amortization	4,327	46,567	13,652	113,336
Restructuring and acquisition-related costs	1,921	8,966	3,267	24,517
Other operating expenses	7,636	5,948	23,888	16,971
Income from operations	$41,990	$31,603	$140,954	$100,821

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2010 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Business Services
Retail services	$17,072	$218,650	$49,829	$546,075
Wholesale services	8,101	37,228	24,917	98,915
Other	8,458	9,865	25,281	30,739
Total revenues	33,631	265,743	100,027	675,729

Consumer Services
Access services	97,399	78,520	311,149	249,380
Value-added services	14,128	13,027	44,247	38,758
Total revenues	111,527	91,547	355,396	288,138

Total Revenues	$145,158	$357,290	$455,423	$963,867

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

In August 2011, pursuant to the Registration Rights Agreement, the Company registered an identical series of notes (the “Exchange Senior Notes”) with the SEC and exchanged those registered Exchange Senior Notes for the Original Senior Notes. The Exchange Senior Notes are guaranteed by the Guarantor Subsidiaries. In connection with the registration of the Exchange Senior Notes and related guarantees, the Company is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The column labeled Parent Company represents EarthLink’s stand-alone results and its investment in all of its subsidiaries accounted for using the equity method. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The condensed consolidating financial information is presented in the following tables (in thousands):

Condensed Consolidating Balance Sheet

As of September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$443,897	$21,197	$50,216	$—	$515,310
Restricted cash	—	—	1,781	—	1,781
Accounts receivable, net	14,396	46,220	43,179	—	103,795
Prepaid expenses	5,550	4,297	6,113	—	15,960
Deferred income taxes, net	29,704	5,436	30,295	—	65,435
Due from affiliates	138,884	13,346	—	(152,230)	—
Other current assets	2,872	11,656	3,559	—	18,087
Total current assets	635,303	102,152	135,143	(152,230)	720,368
Property and equipment, net	18,133	155,909	210,578	—	384,620
Deferred income taxes, net	43,105	7,891	43,980	—	94,976
Purchased intangible assets, net	381	169,725	127,893	—	297,999
Goodwill	88,919	144,198	195,229	—	428,346
Investment in subsidiaries	791,448	—	—	(791,448)	—
Other long-term assets	12,042	10,154	84	—	22,280
Total assets	$1,589,331	$590,029	$712,907	$(943,678)	$1,948,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,471	$6,492	$7,918	$—	$20,881
Accrued payroll and related expenses	9,537	11,578	9,863	—	30,978
Accrued interest	15,552	—	17,160	—	32,712
Other accrued liabilities	22,587	63,721	16,263	—	102,571
Deferred revenue	16,948	14,031	25,045	—	56,024
Due to affiliates	13,346	138,884	—	(152,230)	—
Current portion of long-term debt and capital lease obligations	254,076	1,205	607	—	255,888
Total current liabilities	338,517	235,911	76,856	(152,230)	499,054

Long-term debt and capital lease obligations	289,996	16,482	348,586	—	655,064
Other long-term liabilities	(5,758)	30,836	6,872	—	31,950
Total liabilities	622,755	283,229	432,314	(152,230)	1,186,068

Stockholders’ equity:
Common stock	1,959	—	—	—	1,959
Additional paid-in capital	2,072,016	500,354	294,610	(791,448)	2,075,532
Accumulated deficit	(410,248)	(193,554)	(14,017)	—	(617,819)
Treasury stock, at cost	(697,151)	—	—	—	(697,151)
Total stockholders’ equity	966,576	306,800	280,593	(791,448)	762,521
Total liabilities and stockholders’ equity	$1,589,331	$590,029	$712,907	$(943,678)	$1,948,589

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$197,615	$1,752	$43,585	$—	$242,952
Marketable securities	307,814	—	—	—	307,814
Restricted cash	—	—	2,270	—	2,270
Accounts receivable, net	15,012	4,962	40,242	—	60,216
Prepaid expenses	2,341	1,326	8,494	—	12,161
Deferred income taxes, net	44,270	1,345	46	—	45,661
Due from affiliates	163,036	35,754	1,292	(200,082)	—
Other current assets	6,610	3,962	4,230	—	14,802
Total current assets	736,698	49,101	100,159	(200,082)	685,876
Long-term marketable securities	12,304	—	—	—	12,304
Property and equipment, net	21,244	12,879	206,988	—	241,111
Deferred income taxes, net	39,425	60,152	89,460	—	189,037
Purchased intangible assets, net	960	4,754	129,650	—	135,364
Goodwill	88,920	—	170,126	—	259,046
Investment in subsidiaries	391,650	—	—	(391,650)	—
Other long-term assets	1,070	—	170	—	1,240
Total assets	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,959	$579	$11,734	$—	$17,272
Accrued payroll and related expenses	13,109	1,240	4,053	—	18,402
Accrued interest	—	—	8,622	—	8,622
Other accrued liabilities	24,627	4,535	37,845	—	67,007
Deferred revenue	19,704	1,373	19,844	—	40,921
Due to affiliates	37,046	163,036	—	(200,082)	—
Current portion of debt and capital lease obligations	243,069	—	—	—	243,069
Total current liabilities	342,514	170,763	82,098	(200,082)	395,293

Long-term debt and capital lease obligations	—	—	351,251	—	351,251
Other long-term liabilities	10,839	793	7,934	—	19,566
Total liabilities	353,353	171,556	441,283	(200,082)	766,110

Stockholders’ equity (deficit):
Common stock	1,918	—	—	—	1,918
Additional paid-in capital	2,061,555	130,161	261,489	(391,650)	2,061,555
Accumulated deficit	(467,185)	(174,831)	(6,219)	—	(648,235)
Treasury stock, at cost	(657,611)	—	—	—	(657,611)
Accumulated other comprehensive income	241	—	—	—	241
Total stockholders’ equity (deficit)	938,918	(44,670)	255,270	(391,650)	757,868
Total liabilities and stockholders’ equity (deficit)	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$97,953	$146,733	$113,363	$(759)	$357,290

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,000	78,066	54,020	(759)	161,327
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	25,909	50,179	32,739	—	108,827
Depreciation and amortization	2,606	25,675	18,286	—	46,567
Restructuring and acquisition-related costs	1,331	5,971	1,664	—	8,966
Total operating costs and expenses	59,846	159,891	106,709	(759)	325,687

Income (loss) from operations	38,107	(13,158)	6,654	—	31,603
Interest expense and other, net	(12,652)	(1,822)	(7,687)	—	(22,161)
Income (loss) before income taxes	25,455	(14,980)	(1,033)	—	9,442
Income tax (provision) benefit	(9,228)	6,962	329	—	(1,937)
Net income (loss)	$16,227	$(8,018)	$(704)	$—	$7,505

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$119,520	$25,638	$—	$—	$145,158

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	36,208	18,816	—	—	55,024
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	32,108	9,788	—	—	41,896
Depreciation and amortization	2,681	1,646	—	—	4,327
Restructuring and acquisition-related costs	1,921	—	—	—	1,921
Total operating costs and expenses	72,918	30,250	—	—	103,168

Income (loss) from operations	46,602	(4,612)	—	—	41,990
Interest expense and other, net	(4,372)	(1,094)	—	—	(5,466)
Income (loss) before income taxes	42,230	(5,706)	—	—	36,524
Income tax (provision) benefit	(17,307)	2,168	—	—	(15,139)
Net income (loss)	$24,923	$(3,538)	$—	$—	$21,385

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$308,493	$319,635	$336,958	$(1,219)	$963,867

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,403	172,279	163,944	$(1,219)	429,407
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	79,167	110,874	105,745	—	295,786
Depreciation and amortization	7,940	52,214	53,182	—	113,336
Restructuring and acquisition-related costs	6,798	14,173	3,546	—	24,517
Total operating costs and expenses	188,308	349,540	326,417	(1,219)	863,046

Income (loss) from operations	120,185	(29,905)	10,541	—	100,821
Interest expense and other, net	(25,937)	(4,882)	(23,378)	—	(54,197)
Income (loss) before income taxes	94,248	(34,787)	(12,837)	—	46,624
Income tax (provision) benefit	(35,676)	14,429	5,039	—	(16,208)
Net income (loss)	$58,572	$(20,358)	$(7,798)	$—	$30,416

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$380,572	$74,851	$—	$—	$455,423

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	116,152	53,881	—	—	170,033
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	98,845	28,672	—	—	127,517
Depreciation and amortization	8,705	4,947	—	—	13,652
Restructuring and acquisition-related costs	3,267	—	—	—	3,267
Total operating costs and expenses	226,969	87,500	—	—	314,469

Income (loss) from operations	153,603	(12,649)	—	—	140,954
Gain on investments, net	572	—	—	—	572
Interest expense and other, net	(13,228)	(3,013)	—	—	(16,241)
Income (loss) before income taxes	140,947	(15,662)	—	—	125,285
Income tax (provision) benefit	(54,992)	5,879	—	—	(49,113)
Net income (loss)	$85,955	$(9,783)	$—	$—	$76,172

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$80,195	$(1,044)	$37,329	$—	$116,480

Cash flows from investing activities:
Purchase of business, net of cash acquired	(28,685)	11,447	(22,859)	—	(40,097)
Purchases of property and equipment	(4,673)	(31,232)	(35,062)	—	(70,967)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary	—	—	—	—	—
Change in restricted cash	—	—	489	—	489
Other	(600)	(3,413)	248	—	(3,765)
Net cash provided by (used in) investing activities	285,771	(23,198)	(57,184)	—	205,389

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	278,383	—	—	—	278,383
Proceeds from exercises of stock options	566	—	—	—	566
Repurchases of common stock	(39,540)	—	—	—	(39,540)
Payment of dividends	(17,214)	—	—	—	(17,214)
Repayment of debt and capital lease obligations	(1,283)	(267,544)	(3,564)	—	(272,391)
Proceeds from parent	(342,341)	312,341	30,000	—	—
Change in due to/from affiliates, net	1,744	(1,744)	—	—	—
Other	1	634	50	—	685
Net cash (used in) provided by financing activities	(119,684)	43,687	26,486	—	(49,511)

Net increase in cash and cash equivalents	246,282	19,445	6,631	—	272,358
Cash and cash equivalents, beginning of period	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of period	$443,897	$21,197	$50,216	$—	$515,310

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$126,641	$564	$—	$—	$127,205

Cash flows from investing activities:
Purchases of property and equipment	(5,257)	(3,491)	—	—	(8,748)
Purchases of investments in marketable securities	(345,193)	—	—	—	(345,193)
Sales and maturities of investments in marketable securities	92,723	—	—	—	92,723
Other	1,618	—	—	—	1,618
Net cash used in investing activities	(256,109)	(3,491)	—	—	(259,600)

Cash flows from financing activities:
Payment of dividends	(50,118)	—	—	—	(50,118)
Proceeds from exercises of stock options	2,565	—	—	—	2,565
Repurchases of common stock	(851)	—	—	—	(851)
Repayment for debt and capital lease obligations	(2,794)	—	—	—	(2,794)
Change in due to/from affiliates, net	(2,854)	2,854	—	—	—
Net cash used in financing activities	(54,052)	2,854	—	—	(51,198)

Net decrease in cash and cash equivalents	(183,520)	(73)	—	—	(183,593)
Cash and cash equivalents, beginning of period	609,752	1,243	—	—	610,995
Cash and cash equivalents, end of period	$426,232	$1,170	$—	$—	$427,402

16.  Subsequent Event

On October 14, 2011, the Company issued a notice of redemption to redeem all of the Company’s outstanding Convertible Notes.  The redemption date is November 15, 2011.

As a result of calling the Convertible Notes for redemption, the Convertible Notes are convertible at the option of the Convertible Note holder until November 14, 2011.  The amount of the Company’s conversion obligation is calculated pursuant to a formula contained in the Indenture dated November 17, 2006 for the Notes and is based on the sum of the “daily settlement amounts” for the 20 consecutive trading days that begin on, and include, the second trading day after the day the Notes are surrendered for conversion.  Upon conversion, a holder would receive cash up to the principal amount of the Convertible Notes and, at the Company’s option, cash, or shares of the Company’s common stock or a combination of cash and shares of common stock for the remainder, if any, of the Company’s conversion obligation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, provides Internet protocol (IP) infrastructure and communications services to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a comprehensive suite of communications and technology services, including voice, data, managed network services, cloud hosting and equipment services, to businesses, enterprise organizations and communications carriers. The Company provides its Business Services primarily through a nationwide network utilizing a 27-state fiber optic network, Multi-Protocol Label Switching (“MPLS”) and other technologies. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

During late 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an Internet services provider (“ISP”) to an IP infrastructure and managed services provider. We now offer a robust suite of business services, including data and voice, and have more scale in the markets we serve. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern U.S. In April 2011, we completed the acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. ITC^DeltaCom and One Communications are included in our Business Services segment.

We have also entered into other strategic transactions we believe will complement our business services and expand our managed services portfolio. In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held company that operates a sophisticated Voice-over-Internet Protocol (“VoIP”) platform that we plan to leverage on a nationwide basis as part of our Business Services offerings. In May 2011, we acquired Logical Solutions.net, Inc. (“Logical Solutions”), a privately-held company that provides a suite of cloud computing and hosted network and security services.  In July 2011, we acquired Business Vitals, LLC., a privately-held company that provides national managed IT security and professional services. Finally, in September 2011, we acquired the xDefenders assets of Synergy Global Solutions, Inc., a managed IT security provider, and in October 2011, we announced plans to acquire an IT Solutions Center and application service from Synergy Global Solutions, Inc. We believe these transactions will further establish EarthLink as a secure IP infrastructure and national managed services provider.

Business Strategy

Successfully integrate acquisitions. We acquired several companies in late 2010 and to date in 2011.  We are focused on successfully integrating these acquisitions in order to realize synergies, cost benefits and increase the scale and scope of our product offerings. This includes the integration of operating support systems, networks, sales forces, marketing channels, product offerings and personnel. We believe that our competitive positioning will be strengthened by our ability to continue to successfully integrate recent and other potential acquisitions.

Grow our business services revenue. We are focused on leveraging our existing customer relationships, favorable brand image and experience in providing IP communication and managed services, in order to grow our business services revenue, specifically our managed services revenue.  With our recent acquisitions, we acquired new product and service capabilities, including a hosted VoIP platform, virtual computing platform and managed IT and cloud security. We are now focused on growing these managed services revenues through new and existing channels and positioning our business to take advantage of important trends in the markets for our products and services, including the emergence of cloud computing.

Maintain focus on operational efficiency. Our operating framework includes a disciplined focus on operational efficiency. We plan to use this disciplined focus on operational efficiency to create synergies from our recent and potential future acquisitions. We will also continue to implement cost reduction initiatives and manage our business more efficiently, such as reducing headcount, streamlining internal processes, outsourcing certain functions and consolidating or closing certain facilities.

Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We remain focused on retaining our customers and building long-term customer relationships based on customized service offerings, bundled service offerings and superior customer service. We believe focusing on the customer relationship increases loyalty and reduces churn. In light of our recent acquisitions, we are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services. We plan to continue to invest in network expansion and enhancements and to offer new product and service capabilities that evolve with customer needs to ensure a quality customer experience.

Selectively pursue potential strategic acquisitions. In addition to our recent acquisitions, we will continue to selectively evaluate and consider other potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, existing networks or business customers within our network to create more scale.

Challenges and Risks

The primary challenges we face in our Business Services segment are successfully integrating our acquisitions to achieve expected synergies and cost savings, providing new products and services that meet changing customer needs on a timely and cost effective basis, responding to competitive and economic pressures in the communications industry and adapting to regulatory changes and initiatives.  The primary challenges we face in our Consumer Services segment are managing the rate of decline in our consumer revenues, implementing cost-saving initiatives and operating our network cost-effectively, including network services purchased from third-party telecommunications service providers. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a complete list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Sources

Business Services. Our Business Services segment earns revenue from the provision of retail services, wholesale services and other services. Retail services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance, conference calling and hosted VoIP; mobile voice and data services; and data center and managed services provided to businesses and enterprise organizations. Wholesale services include the sale of transmission capacity to other telecommunications carriers. Other services include web hosting and the sale of customer premises equipment. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

Consumer Services. Our Consumer Services segment earns revenue from the provision of access services and related value-added services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Value-added services includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

Trends in our Business

Our financial results are impacted by several significant trends, which are described below. We expect that these will continue to affect our results of operations, cash flows and financial position.

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

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including increased customer demands for price reductions in connection with contract renewals.

We have and may continue to experience pressure on revenue and operating expenses for our business services as a result of competition or current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

Consumer Services. We operate in the Internet access services market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. Consumers continue to migrate from dial-up to broadband access. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and their ability to bundle services puts us at a competitive disadvantage.  Changes in technology, such as an increasing number of computer manufacturers not pre-loading dial-up modems and system upgrades which allow cable and telecommunications companies to provide broadband capable of peak download speeds in excess of 50 Mbps, also may affect our consumer access services. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.

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

Results of Operations

The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010 and our acquisition of One Communications on April 1, 2011. The results of operations of ITC^DeltaCom and One Communications are included in our operating results beginning on the respective acquisition dates. Due to these acquisitions, direct comparisons of our results of operations for the three and nine months ended September 30, 2011 with the prior year periods are less meaningful than usual since most of the significant period over period variances are caused by the acquisitions.  The following table sets forth statement of operations data for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Revenues	$145,158	$357,290	$455,423	$963,867

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	55,024	161,327	170,033	429,407
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	41,896	108,827	127,517	295,786
Depreciation and amortization	4,327	46,567	13,652	113,336
Restructuring and acquisition-related costs	1,921	8,966	3,267	24,517
Total operating costs and expenses	103,168	325,687	314,469	863,046

Income from operations	41,990	31,603	140,654	100,821
Gain on investments, net	—	—	572	—
Interest expense and other, net	(5,466)	(22,161)	(16,241)	(54,197)
Income before income taxes	36,524	9,442	125,285	46,624
Income tax provision	(15,139)	(1,937)	(49,113)	(16,208)
Net income	$21,385	$7,505	$76,172	$30,416

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$17,072	$218,650	$201,578	1181%	$49,829	$546,075	$496,246	996%
Wholesale services	8,101	37,228	29,127	360%	24,917	98,915	73,998	297%
Other	8,458	9,865	1,407	17%	25,281	30,739	5,458	22%
Total revenues	33,631	265,743	232,112	690%	100,027	675,729	575,702	576%

Consumer Services
Access services	97,399	78,520	(18,879)	-19%	311,149	249,380	(61,769)	-20%
Value-added services	14,128	13,027	(1,101)	-8%	44,247	38,758	(5,489)	-12%
Total revenues	111,527	91,547	(19,980)	-18%	355,396	288,138	(67,258)	-19%

Total revenues	$145,158	$357,290	$212,132	146%	$455,423	$963,867	$508,444	112%

Business Services

Our Business Services segment earns revenue from the provision of retail services, wholesale services and other services. Retail services include data services, including managed IP-based network services and broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile voice and data services; and data center and managed services provided to businesses and enterprise organizations. Wholesale services include the sale of transmission capacity to other telecommunications carriers. Other services include web hosting and the sale of customer premises equipment. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

The increases in Business Services revenue compared to the prior year periods were primarily due to the inclusion of $234.7 million and $580.1 million of revenues during the three and nine months ended September 30, 2011, respectively, generated from the acquired businesses of ITC^DeltaCom, One Communications and STS Telecom. This was partially offset by declining business demand and competitive pricing pressures for our web hosting services and business Internet access services.

We expect Business Services segment revenues to increase compared to the prior year periods due to our acquisitions. We also seek to grow our managed services product revenues. However, Business Services segment revenues may be adversely impacted by competition in the telecommunications industry, regulatory changes impacting rates, shifting patterns of use and convergence of technology and general economic conditions. To combat competitive pressures, we continue to emphasize our bundled products and services and we continue to offer products and services that we can provide to customers on a nationwide basis.

Consumer Services

Access services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Access service revenues consist of recurring monthly charges for narrowband and broadband access services; usage fees; installation fees; termination fees; and fees for equipment.

The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.8 million and 1.9 million during the three and nine months ended September 30, 2010, respectively, to 1.4 million and 1.5 million during the three and nine months ended September 30, 2011, respectively.  Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers.  The decrease in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 3.1% during the three and nine months ended September 30, 2010 to 2.7% during the three and nine months ended September 30, 2011, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our subscriber base. We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

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

The decrease in value-added services revenues was due primarily to a decrease in subscribers for ancillary services, primarily security services, and in search revenues. The decrease resulted from the decline in total average consumer subscribers.  However, partially offsetting this decrease was an increase in subscription revenue per subscriber.

Cost of revenues

The following table presents cost of revenues by segment for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollar	Percent	2010	2011	Dollar	Percent
	(dollars in thousands)
Business Services	$20,589	$132,718	$112,129	545%	$59,577	$339,325	$279,748	470%
Consumer Services	34,435	28,609	(5,826)	-17%	110,456	90,082	(20,374)	-18%
Total cost of revenues	$55,024	$161,327	$106,303	193%	$170,033	$429,407	$259,374	153%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services.

The increase in Business Services cost of revenues compared to the prior year periods were primarily due to the inclusion of $115.2 million and $285.8 million of cost of revenues during the three and nine months ended September 30, 2011, respectively, generated from the acquired businesses of ITC^DeltaCom, One Communications and STS Telecom. Partially offsetting this was a decrease in cost of revenues resulting from network cost efficiencies and a decline in web hosting accounts and business Internet access customers.

Consumer Services

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

The decreases in Consumer Services cost of revenues compared to the prior year periods were primarily due to the decline in average consumer services subscribers. Also contributing was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts.

We expect Consumer Services segment cost of revenues to continue to decrease as a result of declines in average consumer subscribers. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers, which will negatively affect our Consumer Services segment cost of revenues due to the higher costs associated with delivering broadband services.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$41,896	$108,827	$66,931	160%	$127,517	$295,786	$168,269	132%

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

The increase in selling, general and administrative expenses compared to the prior year periods was due to the inclusion of $73.1 million and $187.7 million of selling, general and administrative expenses during the three and nine months ended September 30, 2011, respectively, from the acquired businesses of ITC^DeltaCom, and One Communications and STS Telecom . Partially offsetting this was a decrease in selling, general and administrative expenses in our Consumer Services segment consisting of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees.  The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Longer tenured customers have a lower frequency of non-payment and require less customer service and technical support.

We expect that selling, general and administrative expenses will increase in the remainder of 2011 compared to the prior year periods due to our acquisitions. However, we expect to realize cost synergies as we integrate these acquisitions. We will continue to seek cost reduction initiatives, such as consolidating data centers and proprietary platforms.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)

Depreciation expense	$3,437	$29,058	$25,621	745%	$10,266	$71,745	$61,479	599%
Amortization expense	890	17,509	16,619	1867%	3,386	41,591	38,205	1128%
Total	$4,327	$46,567	$42,240	976%	$13,652	$113,336	$99,684	730%

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

The increases in depreciation and amortization expense compared to the prior year periods were primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Also contributing to the increase in depreciation expense was an increase in capital expenditures.

We expect that depreciation and amortization expenses will increase in the remainder of 2011 compared to the prior year periods due to our acquisitions and as we expect to make additional capital investments in network expansion and network enhancements. Depreciation and amortization expenses may also increase as a result of potential strategic acquisitions.

Restructuring and acquisition-related costs

Restructuring and acquisition-related costs consisted of the following during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

2007 Restructuring Plan	$(210)	$57	$1,136	$520
Legacy Restructuring Plans	131	—	131	—
Total facility exit and restructuring costs	(79)	57	1,267	520
Acquisition-related costs	2,000	8,909	2,000	23,997
Restructuring and acquisition-related costs	$1,921	$8,966	$3,267	$24,517

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

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of September 30, 2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled.

	Facilities	Assets	Total
	(in thousands)
Balance as of December 31, 2010	$13,613	—	$13,613
Accruals	597	(77)	520
Payments	(5,415)	77	(5,338)
Non-cash charges	66	—	66
Balance as of September 30, 2011	$8,861	$—	$8,861

Acquisition-Related Costs. Acquisition-related costs consist of costs directly related to EarthLink’s acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; facility-related costs, such as lease termination and asset impairments; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Transaction related costs	$2,000	$325	$2,000	4,867
Severance and retention costs	—	3,783	—	13,608
Facility exit costs	—	4,208	—	4,688
Integration related costs	—	593	—	834
Total acquisition-related costs	$2,000	$8,909	$2,000	$23,997

We expect to incur additional integration costs related to our recent acquisitions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies. Such costs may include severance and employee benefits, the elimination of duplicate facilities and contracts and costs to develop common operating platforms, and may result in additional restructuring activities.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)
Interest expense and other, net	$5,466	$22,161	$16,695	305%	$16,241	$54,197	$37,956	234%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The increases in interest expense and other, net, compared to the prior year periods were primarily due to the inclusion of ITC^DeltaCom interest expense and the issuance of new debt in May 2011. In connection with the ITC^DeltaCom acquisition in December 2010, we assumed $325.0 million aggregate principal amount of ITC^DeltaCom’s 10.5% senior secured notes due 2016 (the “ITC^DeltaCom Notes”).  In May 2011, we issued $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).

We expect interest expense and other, net, to increase in the remainder of 2011 compared to prior year periods as a result of the ITC^DeltaCom Notes and the Senior Notes. However, we expect interest expense and other, net, will decrease in future periods as a result of the redemption of our convertible senior notes due 2026 (the “Convertible Notes”). On October 14, 2011, we issued a notice of redemption to redeem all of our outstanding $255.8 million principal amount of Convertible Notes.  The redemption date is November 15, 2011.

Income tax provision

The following table presents the components of the income tax provision for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Current provision	$984	$940	$3,583	$4,357
Deferred provision	14,155	997	45,530	11,851
Total income tax provision	$15,139	$1,937	$49,113	$16,208

The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards.

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

To the extent we report income in future periods, we intend to use our net operating loss carryforwards, to the extent available, to offset taxable income and reduce cash outflows for income taxes. Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment provides a comprehensive suite of communications and technology services, including voice, data, managed network services, cloud hosting and equipment services, to businesses, enterprise organizations and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

Business Services Segment

The following table sets forth operating results for our Business Services segment for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)

Segment revenues	$33,631	$265,743	$232,112	690%	$100,027	$675,729	$575,702	576%
Segment operating income	2,729	50,871	$48,142	1764%	10,431	121,920	$111,489	1069%

The increases in Business Services revenues and operating income compared to the prior year periods were primarily due to the inclusion of ITC^DeltaCom and One Communications results of operations. This was partially offset by a decrease in other Business Services revenues, which was primarily due to declining business demand and competitive pricing pressures for our web hosting services and business Internet access services.

Consumer Services Segment

The following table sets forth operating results for our Consumer Services segment for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2011	Dollars	Percent	2010	2011	Dollars	Percent
	(dollars in thousands)

Segment revenues	$111,527	$91,547	$(19,980)	-18%	$355,396	$288,138	$(67,258)	-19%
Segment operating income	55,849	45,582	(10,267)	-18%	178,408	144,179	(34,229)	-19%

The decrease in Consumer Services revenues and operating income compared to the prior year periods was primarily due to the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. The decrease in revenue was partially offset by a decrease in operating expenses as our consumer subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Consumer Subscriber Activity
Subscribers at beginning of year	1,808,000	1,478,000	2,029,000	1,636,000
Gross organic subscriber additions	72,000	49,000	206,000	136,000
Churn	(165,000)	(117,000)	(520,000)	(362,000)
Subscribers at end of period (a)	1,715,000	1,410,000	1,715,000	1,410,000

Consumer Metrics
Average narrowband subscribers (b)	1,024,000	802,000	1,100,000	853,000
Average broadband subscribers (b)	737,000	640,000	764,000	666,000
Average consumer subscribers (b)	1,761,000	1,442,000	1,864,000	1,519,000
ARPU (c)	$21.11	$21.13	$21.19	$21.07
Churn rate (d)	3.1%	2.7%	3.1%	2.7%

(a) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b)  Average subscribers for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the period. Average subscribers for the nine month periods is calculated by averaging the ending monthly subscribers or accounts for the ten months preceding and including the end of the period.

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

Stock-Based Compensation

We measure stock-based compensation cost for all stock awards at fair value on the date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of our stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. Such value is recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, we recognize expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from management’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees. The following table presents stock-based compensation expense for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)

Stock-based compensation	$2,704	$3,369	$7,078	$10,454

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Change
	2010	2011	Dollars	Percent
	(dollars in thousands)

Net cash provided by operating activities	$127,205	$116,480	$(10,725)	-8%
Net cash (used in) provided by in investing activities	(259,600)	205,389	464,989	-179%
Net cash used in financing activities	(51,198)	(49,511)	1,687	-3%
Net (decrease) increase in cash and cash equivalents	$(183,593)	$272,358	$455,951	-248%

Operating activities

The decrease in cash provided by operating activities during the nine months ended September 30, 2011 compared to the prior year period was primarily due to cash used to settle liabilities assumed in our acquisition of One Communications and increased liabilities associated with our acquisitions, including severance and retention costs, transaction costs and other integration-related costs.

Investing activities

The increase in cash flows from investing activities was primarily due to a change in cash associated with investments in marketable securities. During the nine months ended September 30, 2010, we used cash of $252.5 million for purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer term marketable securities.  During the nine months ended September 30, 2011, we received cash of $319.7 million for sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the period.  The overall increase in cash flows from investing activities was offset by a $40.1 million increase in cash used for acquisitions, net of cash acquired, and a $62.2 million increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs. We continue to focus on investment in our technology infrastructure to support our long-term strategic plans.

Financing activities

The decrease in net cash used in financing activities was primarily due to a $32.8 million decrease in dividend payments and a $9.6 million net change in cash associated with our debt obligations, partially offset by a $38.7 million increase in cash used to repurchase common stock. Dividend payments decreased from $50.1 million during the nine months ended September 30, 2010 to $17.3 million during the nine months ended September 30, 2011 as we reduced the amount of our quarterly dividend from $0.16 per share to $0.05 per share in the beginning of 2011. During the nine months ended September 30, 2010, we used $0.9 million to repurchase 0.1 million shares of our common stock and during the nine months ended September 30, 2011, we used $39.5 million to repurchase 5.0 million shares of our common stock.

In May 2011, we issued $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 at an issue price of 96.555% and received net proceeds of $280.3 million after transaction fees. We also paid transaction fees of $1.9 million related to our senior secured revolving credit facility entered into in May 2011.

In connection with the One Communications acquisition, we repaid $266.5 million of One Communications debt. In addition, under the indenture for the ITC^DeltaCom Notes, following the consummation of the acquisition of ITC^DeltaCom, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011. Also during the nine months ended September 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition.

Future Uses of cash

Our primary future cash requirements will be to fund outstanding indebtedness, capital expenditures, acquisition-related costs, dividends and cost reduction initiatives. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness. On October 14, 2011, we issued a notice of redemption to redeem all of our $255.8 million outstanding principal amount of convertible senior notes due 2026 (“Convertible Notes”).  The redemption date is November 15, 2011. In addition, on November 15, 2011, holders of our Convertible Notes have the right under the governing indenture to require us to repurchase the Convertible Notes. In addition, from October 15, 2011 to November 15, 2011, the Convertible Notes are convertible. We will use cash to repurchase Convertible Notes or in connection with holders’ conversion of Convertible Notes if the holders exercise their right on those dates or on potential future dates. In addition, in connection with our acquisition of ITC^DeltaCom, we assumed ITC^DeltaCom’s outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016. As a result, we also expect to use cash for incremental interest payments. We also may use cash to redeem the Convertible Notes or the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to purchase them in the open market. Finally, we expect to use cash for incremental interest payments related to our Senior Notes issued in May 2011.

Capital expenditures. We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We plan on making network investments to support our future expansion and further enhance our customers’ experience and growth opportunities. We expect to incur capital expenditures of approximately $34 million to $44 million during the remainder of 2011 to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Acquisition-related costs. We expect to continue to use cash for one-time costs related to our recent acquisitions, including severance and retention costs and integration-related costs. These transactions may result in significant costs and expenses, including those related to severance pay, payments to executive officers and key employees under retention plans, employee benefit costs, and legal, accounting and financial advisory fees. There are a number of systems that continue to be integrated, including management information, sales, billing and human resources.  We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and systems of our acquisitions to common platforms.   In addition, we expect to continue to incur integration costs related to branding initiatives associated with changing the trade name to EarthLink Business.

Dividends. During the nine months ended September 30, 2010 and 2011, cash dividends declared were $0.46 and $0.15 per common share, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

Cost reduction initiatives. We plan to continue to implement cost reduction initiatives and to manage our business more efficiently. This may include outsourcing certain functions, renegotiating contracts with network service providers and consolidating or closing certain facilities, including our data centers. We may incur upfront costs in connection with implementing these initiatives. We will also continue to use cash to pay real estate obligations associated with facilities exited in our past restructuring plans and for workforce reduction initiatives. We expect to incur future cash outflows for real estate obligations through 2014 related to the 2007 Plan.

Other. We may use cash to invest in or acquire other companies or to repurchase common stock or debt. We expect to continue to evaluate and consider potential strategic transactions that we believe may complement our business.  Although we continue to consider and evaluate potential strategic transactions, there can be no assurance that we will be able to consummate any such transaction.

Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs required to repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the pricing of our access services, and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments or repurchases, dividend payments and payments for outstanding indebtedness.

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2010 and 2011, we generated $127.2 million and $116.5 million in cash from operations, respectively. As of September 30, 2011, we had $515.3 million in cash and cash equivalents. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of our cash, cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect our financial condition.

Another source of liquidity is our revolving credit facility. In May 2011, we entered into a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also in May 2011, we terminated our $30.0 million revolving credit facility entered into in March 2011. The senior secured revolving credit facility terminates in May 2015, and at that time all amounts outstanding thereunder shall be due and payable in full. No amounts were outstanding under the senior secured revolving credit facility as of September 30, 2011.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility we entered into in May 2011, which expires in May 2015. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2011:

		Payment Due by Period
		Remaining	2012 -	2014 -
	Total	2011	2013	2015	After 5 Years
			(in thousands)
Long-term debt, including current portion (1)	$880,591	$255,791	$—	$—	$624,800
Interest payments on long-term debt (2)	372,595	34,532	121,500	121,500	95,063
Purchase commitments (3)	139,490	25,880	83,832	19,429	10,349
Operating leases (4)	210,352	10,983	76,168	46,293	76,908
Capital leases (5)	32,479	1,025	7,212	6,466	17,776
Total (6)	$1,635,507	$328,211	$288,712	$193,688	$824,896

(1)  Long-term debt, including current portion, includes principal payments on outstanding debt obligations. Long-term debt, including current portion, excludes unamortized discounts and premiums. As of September 30, 2011, we had $880.6 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 8-7/8% Senior Notes due 2019, $324.8 million of ITC^DeltaCom’s 10.5% senior secured notes due on April 1, 2016 and $255.8 million of convertible senior notes due November 15, 2026.

On October 14, 2011, we issued a notice of redemption to redeem all of our $255.8 million outstanding principal amount of Convertible Notes.  The redemption date is November 15, 2011.

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

(4) These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2016, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $0.5 million during the remaining nine months in the year ended December 31, 2011 and $1.9 million, $2.0 million and $1.1 million during the years ended December 31, 2012, 2013 and 2104, respectively.

(5)  Represents remaining payments under capital leases, including interest, substantially all of which were assumed from our acquisition of One Communications.

(6)  The table does not include our reserve for uncertain tax positions, which as of September 30, 2011 total $6.9 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2011, we had utilized approximately $642.7 million pursuant to the authorizations and had $107.3 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our business strategy to grow our business services revenue, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful in making and integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (3) that if we do not continue to innovate and provide products and services that are useful to individual subscribers and business customers, we may not remain competitive, and our revenues and operating results could suffer; (4) that the continuing effects of adverse economic conditions could harm our business;  (5) that we face significant competition in the communications industry that could reduce our profitability; (6) that decisions by the Federal Communications Commission relieving ILECs of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (7) that our wholesale services, including our broadband transport services, will be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors; (8) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (9) that we may experience reductions in switched access and reciprocal compensation revenue; (10) that our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that we may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology; (13) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (14) that our failure to implement cost reduction initiatives will adversely affect our results of operations; (15) that we face significant competition in the Internet industry that could reduce our profitability; (16) that our consumer business is dependent on the availability of third-party network service providers; (17) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (18)

that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (19) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (20) that changes in technology in the Internet access industry could cause a decline in our business; (21) that we may be unable to employ sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (22) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (23) that our business depends on effective business support systems and processes; (24) that government regulations could adversely affect our business or force us to change our business practices; (25) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (26) that we may not be able to protect our intellectual property; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (29) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (30) that we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (31) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (32) that we may reduce, or cease payment of, quarterly cash dividends; (33) that our stock price may be volatile; (34) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; and (35) that provisions of our second restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.   These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 (as amended on Form 10-K/A).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010 (as amended on Form 10-K/A).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

The Company is party to various legal proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2011 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
2011	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	—	$—	—	$110,799
August 1 through August 31	—	—	—	110,799
September 1 through September 30	510	6.82	510	107,313
Total	510		510

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

4.1

Second Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.

4.2

Joinder Agreement dated as of September 27, 2011 by and between Business Vitals, LLC, and Regions Bank, in its capacities as Administrative Agent and Collateral Agent under that certain Credit Agreement dated as of May 20, 2011 among EarthLink, Inc., certain other Credit Parties party thereto from time to time, the Lenders from time to time party thereto and Regions Bank, as Administrative Agent and Collateral Agent.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                         Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHLINK, INC.

Date:	November 4, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	November 4, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)