Form 10-K
period 2011-12-31
EARTHLINK INC
filed 2012-02-24
CIK 1102541

Use these links to rapidly review the document

Item 8. Financial Statements And Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2011 was $819.9 million. As of January 31, 2012, 106,219,847 shares of common stock were outstanding.

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on May 1, 2012 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2011

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

PART I

Item 1.    Business.

Overview

        EarthLink, Inc. ("EarthLink" or the "Company"), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, managed IT and equipment services to business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and four enterprise-class data centers and provide IP access services to customers across more than 90 percent of the United States.

        We were incorporated in 1999 as a Delaware corporation and EarthLink, Inc. was formed in February 2000 as a result of the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc. Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.net.

Highlights

        Acquisitions.    During late 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an Internet services provider ("ISP") to residential customers into a network and communications provider for business customers. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"), a provider of integrated communications services to customers in the southeastern U.S. In April 2011, we completed the acquisition of One Communications Corp. ("One Communications"), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. Through these acquisitions we acquired a substantial network infrastructure, which enabled us to broaden our range of products and services in our Business Services segment. We now offer a robust suite of business services, including data and voice, and have more scale in the markets we serve. During 2011, we rebranded our retail Business Services as EarthLink BusinessTM and our wholesale Business Services as EarthLink Carrier.

        During 2011, we also entered into other strategic transactions in order to complement our business services and expand our managed services portfolio. In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates ("STS Telecom"), a privately-held company that operates a sophisticated Voice-over-Internet Protocol ("VoIP") platform that we have leveraged on a nationwide basis as part of our Business Services offerings. In May 2011, we acquired Logical Solutions.net, Inc. ("Logical Solutions"), a privately-held company that provides a suite of cloud computing and hosted network and security services. In July 2011, we acquired Business Vitals, LLC., a privately-held company that provides national managed IT security and professional services. In September 2011, we acquired the xDefenders assets of Synergy Global Solutions, Inc., a managed IT security provider. In December 2011, we acquired an IT Solutions Center and application service from Synergy Global Solutions, Inc. We believe these transactions will further establish EarthLink as a leading network, communications and IT services provider.

        Debt securities and credit facility.    In May 2011, we issued $300.0 million aggregate principal amount of 8 7/8% senior notes due 2019. We also entered into a $150.0 million senior secured revolving credit facility. No amounts were outstanding under the senior secured revolving credit facility as of December 31, 2011. In November 2011, we redeemed or repurchased all of our outstanding $255.8 million convertible senior notes due November 15, 2026. The new debt securities and credit facility were entered into in anticipation of the redemption of our convertible senior notes and opportunities to grow our business, including potential future strategic transactions.

        Results of operations.    We generated revenues of $1.3 billion during the year ended December 31, 2011, an increase from $0.6 billion during the year ended December 31, 2010, primarily due to the inclusion of revenues from our acquired businesses. Net income was $34.6 million during the year ended December 31, 2011, a decrease from $81.5 million during the year ended December 31, 2010, and Adjusted EBITDA (a non-GAAP measure, see Non-GAAP Financial Measures in "Management's Discussion and Analysis" in Item 7 of Part II) was $330.7 million during the year ended December 31, 2011, an increase from $219.1 million during the year ended December 31, 2010. The increase in Adjusted EBITDA was primarily due to inclusion of Adjusted EBITDA generated from our acquired businesses. The decrease in net income was primarily due to depreciation and amortization expense resulting from property and equipment and intangible assets obtained in our acquisitions and an increase in interest expense resulting from acquired and new debt securities.

Business Strategy

        Since December 2010, we have significantly expanded our business and revenues through acquisitions, including two large integrated communication services providers and several new product and service capabilities. In December 2011, we launched a nationwide suite of business voice, data and Internet solutions. In addition to leveraging our regional fiber network and nationwide network reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. Our strategy for growth is for EarthLink to serve as an IT services company for businesses with IT and network security needs. We want our business to be more than a traditional telecommunications company. We believe we are positioning EarthLink to be a trusted managed communications and IT services partner. The key elements of our business strategy are as follows:

        Offer a complete package of managed communications and IT services.    We provide a nationwide suite of business voice, data and Internet solutions using a blend of access technologies to meet our customer's specific needs. We recently expanded our IT services capabilities, including hosted VoIP, virtual computing and managed IT and cloud security. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers.

        Add new customer relationships.    We are focused on adding new customers through new and existing channels, leveraging distribution channels and positioning our business to take advantage of important trends in the markets for our products and services. We believe we have a unique, comprehensive solution to offer business customers. We are upgrading and evolving our go to market strategy. This includes investment to improve the quality of our sales force, investment in alternative sales motions, both inside sales and through partner relationships, and investment in the EarthLink brand. We recently restructured our sales and account management around customer size and complexity. We believe this model aligns our customer facing organizations around customer needs, complexity and spend, and provides more geographic presence.

        Leverage our existing customer relationships.    We are focused on leveraging our existing customer relationships, favorable brand image and experience in providing IP communication and managed services, in order to profitably grow our business services revenue. We believe that upselling our new suite of products and services to existing customers is an important opportunity for revenue growth and customer retention. This includes selling managed security and IT services to our existing network connectivity customers, as well as selling network connectively to existing managed security and IT services customers. In addition, certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by proposing our new technology platform.

        Provide a superior customer experience.    We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships. With our recently launched nationwide service, we also launched myLinkTM, a new, secure customer portal, which provides customers with a centralized tool for 24/7 self-service applications, reporting and management features. We are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services.

        Successfully integrate acquisitions.    We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits and increase the scale and scope of our product offerings. This includes the integration of operating support systems, networks, sales forces, marketing channels, product offerings and personnel. To date, we have consolidated and integrated network operations centers, sales platforms and certain billing platforms, as well as launched a nationwide product portfolio. We are currently involved in the integration of additional billing platforms, financial systems and other operating support systems. We believe that our competitive positioning with current and existing customers will be strengthened by our ability to continue to successfully integrate recent and other potential acquisitions, especially integrating our new IT services capabilities.

        Selectively pursue potential strategic acquisitions.    In addition to our recent acquisitions, we will continue to selectively evaluate and consider other potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, data centers, network assets or business customers to achieve greater national scale.

Challenges and Risks

        The primary challenges we face in executing our business strategy are successfully transitioning from a traditional communications provider to a managed IT services provider, providing products and services that meet changing customer needs on a timely and cost effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives. Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to ensure effective training and product knowledge of our sales force and the reliability and quality of our services. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a complete list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors included under "Risk Factors" in Item 1A of Part I and under "Safe Harbor Statement" in Item 7 of Part II.

Business Services Segment

        Our Business Services segment provides a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. We provide our services to retail customers and to wholesale customers. Our retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. We derived approximately 71% of our revenues during the year ended December 31, 2011 from our Business Services segment, up from 26% during the year ended December 31, 2010. We expect this percentage to increase as we seek to grow our Business Services segment revenue and as our Consumer Segment revenues continue to decline. Revenues primarily consist of monthly recurring fees, installation fees, termination fees, usage fees and equipment sales.

Services

Data Services

        We offer a broad range of data and Internet services to business customers, including high-speed Internet access, dedicated Internet access and MultiProtocol Label Switching ("MPLS") services. We offer a full range of access types, including DSL, T-1 and DS3 lines, Ethernet and wireless broadband, at speeds ranging from 1.5Mbps to over 100Mbps. All connectivity is provided over our facilities-based nationwide network and is monitored 24/7 to keep customer information secure. Our high-speed services also includes enhanced features such as online faxing, email, POP services, web hosting, firewall and Virtual Private Networks ("VPN"), among others.

Voice Services

        We offer a broad range of voice services to business customers, including local, domestic and international switched access, dedicated long distance services, hosted IP private branch exchange ("PBX") solutions and access trunks for customers that own and operate switching equipment on their own premises. We offer a full range of access types, including traditional voice lines, T1 and Ethernet. We also provide enhanced services to our customers by offering a number of calling features.

        We also provide mobile data and voice services using the networks of nationwide wireless services providers. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or PDAs, from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices.

Managed IT Services

        We offer cloud, managed security and IT support services. Our enterprise-class data centers are all on-net and linked. We also provide consulting services for security of network and hosting environments, virtualization and disaster recovery, among others. We have the following managed IT services capabilities:

  •
  Cloud services.  We provide cloud hosting and dedicated server services to customers using servers located in our data center facilities. With our network of data centers we can ensure the availability of specific data or a customer's entire infrastructure. One key offering from our virtualization services portfolio is our VMware vCloud Powered Cloud services for disaster recovery and hosted server environments. This service is highly scalable and offered on a managed or unmanaged basis.

  •
  Managed security services.  We provide 24/7 monitoring and management of security appliances, software and network-based controls, and incident response. Our managed security services include network and cloud security, endpoint and device security, compliance and enhanced monitoring and business continuity and disaster recovery. We provide virtualized security services using industry-standard virtualization technology in our data centers to reduce the need for our clients to pay for dedicated security equipment.

  •
  IT support services.  We provide 24/7 IT support services. Our IT solution center has a help desk and remote care platform, with more than support specialists and engineers.

Wholesale Services

        We provide voice and data services to other communications carriers and to larger-scale providers of network capacity. Revenues from these services are generated from sales to other communications companies, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless service providers, cable companies, ISPs and others. We offer broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network; local communications services to ISPs and local dial tone communications services to service providers; nationwide live and automated operator and directory assistance services; and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of ISPs.

Other Services

        Equipment.    We sell, install and perform on-site maintenance of customer premise equipment, such as telephones and PBX, in all of the markets in which we offer communications services.

        Web hosting.    We also lease server space and provide web hosting services that enable customers to build and maintain an effective online presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support. Revenues primarily consist of fees charged to customers for web hosting packages and domain registration fees.

Sales and Distribution

        During 2011, we integrated the sales organizations of our acquired companies, including ITC^DeltaCom, One Communications and STS Telecom, with our existing Business Services sales organization, which included New Edge Networks, Inc. ("New Edge"). Our current marketing strategy is to create brand awareness for our new nationwide suite of services, including our new portfolio of cloud, managed security and IT support services. During 2011, we also restructured our sales and account management around customer size and complexity. Our Premier Services Group focuses on accounts and prospects that represent less than $10,000 per month in recurring revenue and our Advanced Services Group focuses on accounts with over $10,000 per month in recurring revenue opportunity. We believe this model aligns our customer facing organizations around customer needs, complexity and spend, and provides more geographic presence of management allowing for better and quicker decision making.

        We market our retail Business Services through direct sales channels and independent sales channels. Our direct sales force is composed of sales personnel and technical consultants. We supplement our direct sales force with our independent channel partners, who leverage their business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to businesses. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

        We market our wholesale Business Services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years.

Customer Service and Retention

        We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud and managed IT services are key differentiators that can help us build long-term customer relationships. We believe that offering a bundled package of communications and IT services to our business customers increases retention rates and limits customer churn. Additionally, with our revised sales structure, we have more distinct sales and support roles that we believe will improve customer retention. With our recently launched nationwide service, we also launched myLinkTM, a new, secure customer portal, which provides customers with a centralized tool for self-service applications, reporting and management features 24/7. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention and revenue growth.

Network Infrastructure

        We provide our communications services primarily through a nationwide MPLS network, a fiber optic network and switching and colocation facilities. We have four enterprise-class data centers on our fiber network. We have integrated our data center footprint with our MPLS connectivity platform and high capacity national backbone, allowing us to expand our ability to deliver a suite of cloud services to the market.

        Nationwide MPLS Network.    Our nationwide MPLS network is comprised of a mix of ATM and IP switches in locations across the U.S. We lease network access facilities from other providers in order to connect customers to our services. We have interconnection agreements with all major local exchange carriers to lease unbundled network elements, as well as commercial services agreements with national communications companies, CLECs, and cable and wireless service providers to provide last mile access to our customers and connectivity onto our network.

        Fiber Optic Network.    As of December 31, 2011, our advanced fiber optic network consisted of 28,804 route miles (including 3,945 marketed and managed route miles) covering 25 states and 90 metro fiber rings. The network was built or acquired through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements.

        Switching and Colocation Facilities.    The network design, together with interconnection agreements with the incumbent local telephone companies, such as AT&T and Verizon, enables us to be a provider of local and long distance telephone services nationwide. Switches are the primary electronic components that connect customers to our network and transmit data and voice communications over our network. All of our switches are capable of handling both data and local and long distance voice traffic.

        We have colocated communications equipment within the central offices of ILECs in various markets in the United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so. Colocation also provides us efficient access to last mile facilities to connect to customers.

        Backbone.    Our network backbone enables us to offer high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our Wavelength Division Multiplexing, or WDM, platform and core routers.

Competition

        The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Holdings Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers/multiple system operators (MSOs), such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

        The managed IT services industry is also highly competitive. These markets are fragmented and evolving. Competitors range in size from small, local independent firms to very large telecommunications companies, hardware manufacturers and system integrators. We compete directly or indirectly with telecommunications companies such as AT&T, Verizon Communications Inc. and Level 3 Communications Inc.; system integrators such as IBM, Hewlett-Packard, Accenture and CSC; managed hosting and cloud providers such as Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc., Terremark Worldwide, Inc. and Web.com Group, Inc.; and managed security companies such as Perimeter eSecurity and Secure Works.

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

        We believe the primary competitive factors in the communications and managed services industries include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

Consumer Services Segment

        Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. We derived approximately 29% of our revenues during the year ended December 31, 2011 from our Consumer Services segment, down from 74% of our revenues during the year ended December 31, 2010. The decrease was primarily due to revenue generated from our acquisitions, which are included in our Business Services segment. We expect this percentage to decrease as we seek to grow our Business Services segment revenue and as the market for consumer Internet access continues to mature.

Services

        Broadband Access.    We offer high-speed, or broadband, access that provides customers a high speed Internet connection and a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, and technical and customer support. We provide high-speed access services primarily via cable, and to a lesser extent via DSL, and offer different speeds of service. Availability for these services depends on the cable or telephone service provider. We also provide Internet-based phone service that enables customers to make and receive phone calls with a telephone in any location where our broadband Internet access is available, and provide a high-speed Internet access and home phone service bundle using the last mile of traditional telephone copper wiring in 12 markets in the U.S. However, we do not currently market either of these IP-based phone services. Broadband access revenues primarily consist of fees charged for high-speed access services.

        Narrowband Access.    We offer dial-up, or narrowband, access that provides customers with Internet access and a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, acceleration tools and technical and customer support. We also offer value-priced dial-up access through our PeoplePCTM Online offering that provides customers with Internet access at comparatively lower prices. Narrowband access revenues primarily consist of fees charged to customers for dial-up Internet access.

        Value-Added Services.    We offer ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers. We also generate advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; from fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; from commissions received from partners for the sale of partners' services to our subscribers; and from sales of advertising on our various web properties.

Sales and Distribution

        In response to changes in our business and industry, we engage in limited sales and marketing for our Consumer Segment services. Our marketing efforts are currently focused on retaining customers and adding customers through alliances and partnerships that generate an acceptable rate of return. We offer our products and services primarily through direct customer contact through our call centers, search engine marketing, affinity marketing partners, resellers and marketing alliances such as our relationship with Time Warner Cable.

Customer Service and Retention

        We believe that quality customer service and technical support increase customer satisfaction, which reduces churn. We also believe that satisfied and more tenured customers provide cost benefits, including reduced contact center support costs and reduced bad debt expense. We provide award-winning customer service, invest in loyalty and retention efforts and continually monitor customer satisfaction for our services. Our customer support is available by chat and phone as well as through help sites and Internet guide files on our web sites. We have been recognized historically by customer service and marketing organizations for ranking high in customer satisfaction for our dial-up and high-speed Internet services.

Network Infrastructure

        We provide subscribers with Internet access primarily through third-party network service providers. Our principal provider for narrowband services is Level 3 Communications, Inc. ("Level 3"). Our agreement with Level 3 expires in December 2012. We are currently in contract negotiations to extend the term through December 2013. We also have agreements with certain regional and local narrowband providers.

        We have agreements with Time Warner Cable that allow us to provide broadband services over Time Warner Cable's and Bright House Networks' cable network in substantially all their markets and with Comcast that allow us to provide broadband services over Comcast's cable network in certain Comcast markets. We have agreements with AT&T, CenturyLink (formerly Qwest Communications Corporation) and Megapath (formerly Covad Communications Company) that allow us to provide DSL services. We also use Verizon Internet Services, Inc. to provide DSL services and are currently in negotiation to renew contract, which expired in March 2011. We rely on Megapath's line-powered voice access to provide our VoIP bundle home phone service. The following summarizes the contract expiration dates for our largest providers of broadband access:

Broadband Network Provider	Contract Expiration
CenturyLink	November 2012
Comcast Corporation	December 2012
Megapath	December 2012
AT&T Corp.	February 2013
Time Warner Cable	November 2013

        We maintain a leased backbone consisting of a networked loop of connections between multiple cities and our technology centers. We maintain data centers to provide service availability and connectivity.

Competition

        We operate in the Internet access industry, which is extremely competitive. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our consumer VoIP services also include companies that offer VoIP services as their primary business, such as Vonage, and competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites and various other companies that facilitate Internet advertising. Competition in the market for Internet access services is likely to continue to increase. Competition could adversely impact us in several ways, including: decrease pricing of our services; increase churn of our existing customers; increase operating costs; or decrease the number of subscribers we are able to add.

        We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Current and potential competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner. Telecommunications companies are also marketing their broadband services over fiber, which provides higher speeds than DSL at very competitive prices. We do not have a resale or wholesale agreements for these fiber solutions, which puts us at a competitive disadvantage.

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

Regulatory Environment

        Our services are subject to varying degrees of federal, state and local regulation and, in light of our recent acquisitions and the growth of our Business Services segment, will be more affected by regulation than in the past. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

Overview

        Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission ("FCC") exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications or as otherwise required by federal law. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions, commonly referred to as public utility commissions ("PUCs"), generally retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

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

        Over the past decade, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be "competitive" based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated "commercial agreements," at significantly higher rates.

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

        An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis. Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law. The initial terms of many of our interconnection agreements with AT&T, Fairpoint and Verizon have expired; however, each of our expired agreements contains an "evergreen" provision that allows the agreement to continue in effect until terminated. In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements.

        If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements in each state on acceptable terms, we may invoke our ability to seek binding arbitration before state regulatory agencies. The arbitration process, which is conducted on a state-by-state basis, can be costly and time-consuming, and the results of arbitration may be unfavorable to us. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable.

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

        Internet Protocol-Enabled Services.    The FCC has held that cable modem services offered by cable companies and broadband Internet services offered by ILECs should be classified as "information services" and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as "information services," which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic could significantly impact our costs for this service.

        The current regulatory environment for VoIP services remains unclear, as the decision whether VoIP is an "information service" or "telecommunications service" is still pending. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or PSTN, or classifying those that are used as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it has issued a series of orders holding that VoIP services that interconnect with the PSTN are to be subject to a number of regulatory requirements, including rules relating to Universal Service Fund ("USF") contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others. The FCC also held that state utility regulatory commissions may not impose pricing and entry regulations on "nomadic" interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application, and others like it, are interstate services subject only to federal regulation. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

        In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. Effective as of December 29, 2011, default rates for toll VoIP-PSTN traffic will be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic will be reciprocal compensation rates. In addition, VoIP-PSTN traffic will be subject to the same phase-down of access rates as will be applied to traditional voice traffic, discussed further below. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how existing disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues involved, including IP to IP interconnection. While the FCC states an "expectation that parties will negotiate in good faith" toward IP to IP interconnection agreements, questions are asked regarding under what legal framework these interconnection arrangements should proceed, which creates some potential uncertainty regarding whether these arrangements will be economic.

        Intercarrier Compensation.    The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing carriers' access rates. Under the FCC's November 2011 order, a uniform bill-and-keep framework for both intrastate and interstate access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules will be phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates;

(2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers must reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as is currently required with CLEC's interstate access charges. From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. Also, it is possible that the new rules will be subject to appeals and requests for stay by numerous parties, further delaying implementation.

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

        As a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired. AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

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

        Universal Service.    The Communications Act and the FCC's rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers. Providers are permitted to pass through a specified percentage of their USF contribution assessment to their customers in a manner consistent with FCC billing regulations.

        In November 2008, the FCC proposed to base USF assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a "connections-based" contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the proposal is to capture USF revenues from the expanding number of new service providers using different technologies to offer communications services. In February 2011, the FCC issued another notice of proposed rulemaking to consider whether to limit the number of recipients of USF proceeds in a specified geographic region and whether to select these recipients through a "reverse auction" process, in which the company willing to serve the region using the least amount of USF proceeds would be selected as the proceeds recipient. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. It is difficult to predict how those changes might affect the telecommunications industry or us.

        In addition, in November 2011, the FCC expanded the USF to include broadband services as part of a "Connect America Fund." The new fund also includes a Mobility Fund, making mobile broadband an independent universal service objective. Further, FCC reform of the USF contribution methodology is expected to be addressed in 2012. The application and effect of these changes, and similar state requirements, on the telecommunications industry generally and on certain of our business activities cannot be predicted.

        National Broadband Plan.    As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC, in coordination with the National Telecommunications and Information Administration, to develop a national broadband plan to ensure that Americans have access to broadband capability and to establish benchmarks in service of that goal. The FCC delivered its plan to Congress on March 16, 2010. The plan outlines at a high level the FCC's policies concerning middle-mile transport, intercarrier compensation, the USF, pole attachments, rights-of-way, spectrum allocation and broadband adoption.

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

        Customer Proprietary Network Information and Privacy.    The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. CPNI rules include restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

        Forbearance.    The Communications Act provides the FCC with the authority to not enforce, or "forbear" from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by CenturyLink (formerly Qwest) seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC's dominant carrier regulations require CenturyLink, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Upon being granted relief by the FCC, CenturyLink has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area.

        In January 2007, CenturyLink filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle. In February 2008, Verizon re-filed petitions, which had previously been denied, for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In July 2008, the FCC denied the CenturyLink petitions. CenturyLink subsequently refiled a petition for forbearance for the Phoenix metropolitan statistical area only in March 2009. The FCC issued an order in June 2010 denying CenturyLink petition for Phoenix and setting forth specific thresholds and analytical frameworks that must be met for grant of such petitions. CenturyLink has since appealed the FCC decision and order and that appeal remains in the courts. If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

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

State Regulation

        We are subject to various state laws and regulations. Generally, the state PUCs require providers such as us to obtain certificates of authority from the commission before initiating service within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements and contribute to state USF, E911 and other funds, and pay other taxes, fees and surcharges where applicable. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier's failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. PUCs or third parties may raise issues with regard to our compliance with applicable laws or regulations.

        We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers' network elements and our own local switching facilities.

        State PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. State PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when one of the parties elects to have it do so. Under the Telecommunications Act, the decisions of state PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of PUCs and the extent to which the commissions will adopt policies that promote local telephone service competition.

        States also regulate in part the intrastate carrier access services of carriers such as us. As an interexchange carrier ("IXC"), we are required to pay intrastate access charges to local exchange carriers when they originate or terminate our intrastate long distance traffic. As a CLEC, we charge IXCs intrastate access charges for the origination and termination services we provide to them. Under the FCC's November 2011 order, state commissions will have oversight of the intrastate access charge transition process to ensure that carriers comply with the FCC's timing and required reductions. States will continue to review intrastate switched access tariffs, as well as interconnection agreements and associated reciprocal compensation rates to ensure compliance with the FCC's intercarrier compensation framework and transition. In addition, a number of states have ordered their own gradual, multi-year intrastate access charge reductions and the extent to which these state actions are preempted by the FCC's order is unclear. States will also have responsibility for determining the network "edge" for purposes of bill-and-keep. What these proceedings may entail or to what extent requirements arising from such proceedings will affect our operations is unclear.

        In addition, state legislatures are considering, and in some cases enacting, new laws that limit the authority of the state PUCs to regulate and oversee the business dealings of carriers. We could be harmed by these actions.

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

Proprietary Rights

        Our EarthLink, EarthLink Business and PeoplePC trademarks are valuable assets to our business, and are registered trademarks in the United States. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. Although we do have several patents, we do not consider these patents important to our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage. From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

        As of December 31, 2011, we had 3,241 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Risks Related to Our Strategy

We may not be able to execute our strategy to grow our business services revenue, which could adversely impact our results of operations and cash flows.

        One of our key strategies is to grow our business services revenue. Since December 2010, we have significantly expanded our business services and revenues through acquisitions, including two large regional competitive local exchange carriers and several smaller companies which added new product and service capabilities. In December 2011, we launched a nationwide suite of business voice, data and Internet solutions. In addition to leveraging our fiber network and nationwide IP reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. Our strategy for further growth is for EarthLink to serve as an IT services company for businesses with IT and network security needs. We are focused on growing these managed services revenues through new and existing channels, leveraging distribution channels and positioning our business to take advantage of important trends in the markets for our products and services, including the emergence of cloud computing.

        There can be no assurance that our strategy will be successful. The market for managed services is relatively new and continues to evolve. While we believe our expertise, investments in infrastructure and breadth of services provides us with a strong foundation to compete, if we do not have sufficient customer demand to support our new services, our financial results may be harmed. Certain revenues of ITC^DeltaCom and One Communications have been declining and we expect the revenues from certain aspects of these businesses to continue to decline. Therefore, the inability to successfully implement our strategy to counteract these declining revenues could have an adverse impact on our business, financial condition, results of operations and cash flows.

        Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to ensure effective training and product knowledge of our sales force and the reliability and quality of our services. In addition, our managed services portfolio may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services or platforms into our existing operations. If the market for these services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely impact our results of operations and cash flows.

We may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences.

        We have completed two major acquisitions and several smaller acquisitions since December 2010, including our acquisitions of ITC^DeltaCom, One Communications and STS Telecom. Our management has been and continues to be involved in integrating these acquisitions into our legacy business, including integration activities related to certain billing, data warehouse, financial reporting and operating support systems. Our ability to achieve the benefits of acquisitions depends in part on the successful integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. The challenges and risks involved in the integration of our acquired businesses, as well as any future businesses that we may acquire, include:

  •
  diversion of management's attention and resources that would otherwise be available for the current operation of our business;

  •
  failure to fully achieve expected synergies and costs savings;

  •
  higher integration costs than anticipated;

  •
  the impact on employee morale and the retention of employees, many of whom may have specialized knowledge about the business;

  •
  lost revenues or opportunities as a result of our current or potential customers or strategic partners deciding to delay or forego business;

  •
  difficulties combining product offerings and entering into new markets in which we are not experienced;

  •
  difficulties integrating the sales organizations of acquired companies;

  •
  the integration of departments, operating support systems, such as provisioning and billing systems, and technologies, such as network equipment;

  •
  the need to implement and maintain uniform controls, procedures and policies throughout all of our acquired companies or the need to remediate significant control deficiencies that may exist at acquired companies; and

  •
  potential unknown liabilities.

        We may not realize anticipated synergies, cost savings, growth opportunities and operational efficiencies from our acquisitions, or the anticipated benefits may take longer or present greater cost to realize than expected. In addition, we recently connected and consolidated the networks acquired in our recent acquisitions with our existing network in order to launch a nationwide product platform. We may experience operating inefficiencies or service problems in the short term as a result of integrating these networks. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. There may be additional difficulties that arise during this integration period as a result of the risks related to back-end integration of the networks, such as problems and inefficiencies relating to certain manual processing that is required, rather than relying on automated systems. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations.

        We expect to continue to evaluate and consider potential strategic transactions in order to grow our business, including our product portfolio. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction, or that we will identify appropriate transactions on terms acceptable to us. Future acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance, employee benefit costs, retention costs for executive officers and key employees, asset impairment charges, charges from the elimination of duplicative facilities and contracts, unexpected liabilities, legal, accounting and financial advisory fees. Adverse capital markets conditions could also negatively impact our ability to make acquisitions. Additionally, future acquisitions may result in the dilutive issuances of equity securities, use of our cash resources, incurrence of debt or contingent liabilities, amortization expense related to acquired definite-lived intangible assets or the potential impairment of amounts capitalized as intangible assets, including goodwill. Any of these items could have a material adverse affect on our business, financial condition, results of operations and cash flows.

        We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of approvals, including from the Federal Communications Commission ("FCC") and certain state public utility commissions. Failure to complete a pending transaction would prevent us from realizing the anticipated benefits. We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed. In addition, the market price of our common stock may reflect a market assumption as to whether the transaction will occur. Consequently, the completion of, or a failure to complete, a transaction could result in a significant change in the market price of our common stock.

If we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer.

        We operate in an industry characterized by changing technology, changes in customer needs and frequent new service and product introductions, particularly in the areas of VoIP, broadband services and advanced wireless offerings. Our success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards.

        Specifically, in our Business Services segment, new technologies such as 4G, Ethernet or other alternatives to network access, could result in the development of additional products or services that compete with or displace ours, or that enable current customers to bypass use of our networks. In addition, communications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and mobile phones, which has resulted in a decline in the volume of voice traffic carried by traditional wireline communications networks. In our Consumer Services segment, new technologies such as high-speed data-over-cable-service-interface specification, or DOCSIS, technology offered by many cable broadband providers and advanced fiber-based technologies being utilized by AT&T and Verizon may adversely affect our broadband and dial-up access businesses. The increasing use of wireless communication, VoIP providers and the acceleration of the adoption of broadband due to government funding to deploy broadband to rural areas could also negatively impact our consumer business. Finally, our dial-up services are dependent on dial-up modems and an increasing number of computer manufacturers do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. Any of these factors could adversely affect our revenues and profitability.

        The development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. We recently invested in network expansion, upgrades and increased capacity in order to support our nationwide launch of new products and services. We may be required to further invest or to convert our existing network to a network using more advanced technology. We may also be required to replace outdated or incompatible equipment acquired in our recent acquisitions. If we are unable successfully to install or operate new network equipment or convert our network, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors.

Our failure to achieve operating efficiencies will adversely affect our results of operations.

        We have an operating framework that includes a disciplined focus on operational efficiency. The success of our operating efficiencies and cost reductions is necessary to achieve the desired synergies we hope to achieve with the integration of our recent acquisitions. We are incurring increased costs related to our business services growth strategy. If the increased costs required to support our revenue growth turn out to be greater than anticipated, or our resulting revenues lower than expected, we may be unable to improve our results of operations and/or cash flows.

        The success of our operating efficiencies and cost reductions is also necessary to align costs with trends in revenue for our Consumer Services segment. However, although we seek to align our cost structure with trends in revenue for our Consumer Services segment, we do not expect to be able to reduce our cost structure to the same extent as our declines in revenue and our cost reduction initiatives might not yield the anticipated benefits. In addition, large-scale cost reduction opportunities may be more limited in the future and in some cases, we may incur upfront costs in connection with implementing certain initiatives. If we do not recognize the anticipated benefits of our cost reduction initiatives, or do so in a timely manner, our results of operations and cash flows will decline.

Unfavorable general economic conditions could harm our business.

        Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forego purchases of our products and services. Our business customers are particularly exposed to a weak economy. Unfavorable general economic conditions could cause business customers to reduce technology spending, which could negatively impact sales of our new IT and cloud services. In addition, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise have a material adverse effect on our business, financial position, results of operations and cash flows.

        Unfavorable general economic conditions could also negatively impact third-party vendors we rely on for services and network equipment integral to our business. If these vendors encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs associated with new vendors. If we were required to purchase another manufacturer's equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment. Any interruption in the services provided by our third-party vendors could adversely affect our business, financial position, results of operations and cash flows.

Risks Related to Our Business Services Segment

We face significant competition in the communications and managed IT services industry that could reduce our profitability.

        The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers ("ILECs"), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive telecommunications companies ("CLECs"), such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Holdings Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers/multiple system operators

(MSOs), such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

        The managed IT services industry is also highly competitive. These markets are fragmented and evolving. Competitors range in size from small, local independent firms to very large telecommunications companies, hardware manufacturers and system integrators. We compete directly or indirectly with telecommunications companies such as AT&T, Verizon Communications Inc. and Level 3 Communications Inc.; system integrators such as IBM, Hewlett-Packard, Accenture and CSC; managed hosting and cloud providers such as Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc., Terremark Worldwide, Inc. and Web.com Group, Inc.; and managed security companies such as Perimeter eSecurity and Secure Works.

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

        We believe the primary competitive factors in the communications and managed services industries include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

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

        To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

        We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has recently adopted policy changes that over time are reducing carriers' access rates. These new rules significantly alter the manner in which all carriers, including carriers that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic. These new rules also may alter the rates that we pay for our access services. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services.

We may experience reductions in switched access and reciprocal compensation revenue.

        We may experience declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. The FCC recently adopted policy changes that over time are reducing carriers' access rates. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

        To obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements, we must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations.

        We generate wholesale revenue from the sale of transmission capacity to other telecommunications carriers and have substantial business relationships with several large telecommunications carriers for whom we provide services. The highly competitive environment and the industry consolidation in the communications markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers' networks, including ours. Replacing this wholesale revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our wholesale revenues and results of operations could be materially and adversely affected.

Risks Related to Our Consumer Services Segment

Our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations.

        A significant number of our new consumer subscribers have been generated through our marketing alliance with Time Warner Cable and Bright House Networks and other strategic alliances. Our agreement with Time Warner Cable and Bright House Networks expires in October 2013 and there are no assurances we will be able to extend the agreement, or that we will receive the same benefits as we do today if the agreement is extended. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. In addition, as our agreements expire or otherwise terminate we may be unable to renew or replace these agreements on comparable terms, or at all. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to add new customers, which could, in turn, have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners, and there is no commitment for these partners to provide us with new customers. A significant decrease in the number of gross subscriber additions generated through these relationships could adversely affect the size of our customer base and revenues.

Our consumer business is dependent on the availability of third-party network service providers.

        Our consumer business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Our principal provider for narrowband services is Level 3. We also purchase narrowband services from certain regional and local providers. Our largest providers of broadband connectivity are AT&T, Bright House Networks, CenturyLink (formerly Qwest), Comcast, MegaPath (formerly Covad), Time Warner Cable and Verizon. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services.

        We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network service providers on acceptable terms, renew or extend current contracts with our network service providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint. Additionally, each of our network service providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network service providers compete with us in the market to provide consumer Internet access. As our consumer business continues to decline, our vendors may not want to continue their relationship with us or do so at current prices. In addition, as our consumer subscribers continue to decline, our value-added partners may raise their wholesale prices or discontinue their partnering relationship with us. Such events may cause us to incur additional costs, pay increased rates for wholesale access services, increase the retail prices of our service offerings and/or discontinue providing retail access services, any of which could adversely affect our ability to compete in the market for consumer access services.

We face significant competition in the Internet industry that could reduce our profitability.

        We operate in the Internet access industry, which is extremely competitive. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our consumer VoIP services also include companies that offer VoIP services as their primary business, such as Vonage, and competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Competition in the market for Internet access services is likely to continue to increase. Competition could adversely impact us in several ways, including: decrease pricing of our services; increase churn of our existing customers; increase operating costs; or decrease the number of subscribers we are able to add.

        We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Current and potential competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner.

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

        Our consumer access revenues consist primarily of narrowband access revenues and broadband access revenues. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to continued maturation of the market for narrowband access and increased availability and reduced pricing of broadband access services. Our broadband subscriber base and revenues have been declining due to increased competition among broadband providers. We expect our consumer access subscriber base and revenues to continue to decline, which will adversely affect our profitability and results of operations. In addition, we have done, and expect to continue to do, targeted price increases, which could negatively impact our churn rates. Our strategy for consumer access subscribers is to engage in limited sales and marketing efforts and focus instead on retaining customers and adding customers that are more likely to produce an acceptable rate of return. If we do not maintain our relationships with current customers or acquire new customers, our revenues will decline and our profitability will be adversely affected.

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

Potential regulation of Internet service providers could adversely affect our operations.

        Our Internet access services are not currently subject to substantial regulation by the FCC or state public utilities commissions. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of any regulations, the imposition of such regulations could have a material adverse effect on our business and the profitability of our services. Currently, narrowband Internet access is classified as an "information service" and is not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic could significantly impact our costs for this service. While Internet traffic is not subject to the FCC's carrier access charge regime, dial-up ISP bound traffic is regulated by the FCC. The FCC has established a uniform, nationwide rate for ISP-bound traffic, but these rules have been criticized by the courts and further judicial scrutiny is expected. Changes to the rules governing dial-up ISP bound traffic could impact our cost of providing this service.

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

        Broadband Internet access is also currently classified as an "information service." While current policy exempts broadband access services from the USF, the Congress and FCC may consider expanding the USF to include broadband Internet access services. This change could allow broadband service providers to receive a subsidy for deploying broadband in rural and underserved areas, but it will most likely require broadband service providers to contribute to the fund as well. If broadband Internet access providers become subject to USF contribution obligations, they would likely impose a USF surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to our customers, and could adversely affect customer satisfaction or our revenues and profitability.

General Risks

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

        Our business depends on our ability to hire and retain key executive officers, senior management, sales, and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business to a provider of managed IT services. There is substantial and continuous competition for highly skilled sales and IT personnel. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following a merger transaction. Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to implement our acquisition integration plans, execute our business strategy or otherwise have a material adverse effect on us.

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

Security breaches could damage our reputation and harm our operating results.

        We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of customers' proprietary information. The risk that a security breach could seriously harm our business is likely to increase as we expand our cloud and IT services footprint. Security breaches, such as unauthorized access, accidents, employee error or malfeasance, computer viruses, computer hackings or other disruptions, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our strategy to be a leading network, communications and IT services provider may be adversely impacted.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

        Our success depends on our ability to provide reliable service. Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. We have experienced interruptions in service in the past due to factors such as cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers. We may experience service interruptions or system failures in the future. In addition, in connection with enhancement, expansion or consolidation of our existing network, we may experience service interruptions despite our efforts to minimize the impact to customers. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our business depends on effective business support systems and processes.

        Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to acquisitions, growth and changing needs is important to the continued implementation of our new service offering initiatives. We are currently integrating certain business support systems in connection with our recent acquisitions and nationwide product launch, including systems used for quoting, accepting and inputting customer orders for services; provisioning, installing and delivering services; and billing for services. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. For example, certain manual processing, which is more time consuming and prone to error than automated processing, is required during the integration period. In addition, as our consumer business continues to decline, we are more dependent on fewer individuals to maintain our internal business systems. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions and the diversion of development resources.

Government regulations could adversely affect our business or force us to change our business practices.

        Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

The FCC exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

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

        We are subject to regulatory audits in the ordinary course of business with respect to certain of these regulatory matters, including audits by the Universal Service Administrative Company on Universal Service Fund ("USF") assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable. However, calculation of payments due with respect to these matters can be complex and subject to uncertainty. As a result, these audits could result in liabilities in excess of such reserves which could adversely impact our results of operations.

        Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our business may suffer if third parties are unable to provide services or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of certain third-party service providers. Specifically, we rely on third parties for customer service and technical support, web hosting services and certain billing and collection services. Our Consumer Services segment relies primarily on one customer service and technical support vendor. Our contract with our primary customer service and technical support vendor ends in the second quarter of 2012. We may have to increase the price we pay or find a new supplier, which could impact our customers' experience and increase churn. We maintain only a small number of internal customer service and technical support personnel. We are not currently equipped to provide the necessary range of service and support functions in the event that our service providers become unable or unwilling to offer these services to us. Our outsourced customer support providers utilize international locations to provide us with customer service and technical support services, and as a result, our customer support providers may become subject to financial, economic, environmental and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer service and technical support services. In addition, our VoIP services, including our E911 service, depend on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.

We may not be able to protect our intellectual property.

        We regard our trademarks, including EarthLink, EarthLink Business and PeoplePC, as valuable assets to our business. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our results of operations.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

        From time to time, third parties have alleged that we infringe on their intellectual property rights. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. Some of the largest communications providers, such as AT&T, Sprint Nextel and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time-consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

        We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including consumer class action, patent litigation and legal proceedings regarding network easements, the use of rights-of-way for our network and licenses to maintain our fiber optic network. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our results of operations.

        We are also subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our Business Services segment. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities and the regulatory treatment of new technologies and services.

We may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.

        As of December 31, 2011, we had approximately $378.2 million of goodwill and $285.4 million of other intangible assets. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. We have experienced impairment charges in the past. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future.

        As of December 31, 2011, we had approximately $494.0 million of tax net operating losses for federal income tax purposes and approximately $796.5 million of tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our recent acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2019 and the tax net operating losses for state income tax purposes began to expire in 2011.

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

        An "ownership change" that occurs during a "testing period" (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate. In general, future stock transactions and the timing of such transactions could cause an "ownership change" for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control. Calculations of an "ownership change" under Section 382 are complex and to some extent are dependent on information that is not publicly available. The risk of an "ownership change" occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/or current five percent stockholders increase their interest. Due to this risk, we monitor our purchases of additional shares of our common stock. Since an "ownership change" also could result from a change in control of our company, with subsequent annual limitations on the use of our net operating losses, this could discourage a change in control.

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

        As of December 31, 2011, we had $624.8 million outstanding principal amount of long-term debt, which consisted of $324.8 million outstanding principal amount of ITC^DeltaCom's 10.5% senior secured notes due 2016 (the "ITC^DeltaCom Notes") and $300.0 million outstanding principal amount of EarthLink's 8.875% senior notes due 2019 (the "Senior Notes"). We also have an additional $150.0 million of unutilized capacity under our senior secured revolving credit facility and we may incur significant additional indebtedness in the future. Our substantial indebtedness may:

  •
  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

  •
  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

  •
  limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

  •
  require us to use a substantial portion of our cash flow from operations to make debt service payments;

  •
  limit our flexibility to plan for, or react to, changes in our business and industry;

  •
  place us at a competitive disadvantage compared to our less leveraged competitors; and

  •
  increase our vulnerability to the impact of adverse economic and industry conditions.

        Our ability to make payments on or to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

        The agreements that govern the ITC^DeltaCom Notes, Senior Notes and senior secured revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

  •
  incur or guarantee additional indebtedness or issue preferred stock;

  •
  pay dividends or make other distributions to stockholders;

  •
  purchase or redeem capital stock or subordinated indebtedness;

  •
  make investments;

  •
  create liens or use assets as security;

  •
  enter into agreements restricting such restricted subsidiaries' ability to pay dividends, make loans or transfer assets to us or other restricted subsidiaries;

  •
  engage in transactions with affiliates; and

  •
  consolidate or merge with or into other companies or transfer all or substantially all of our or their assets.

        If we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay some or all of our indebtedness.

We may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all.

        We will require substantial capital to maintain, upgrade and enhance our network facilities and operations. We may also require additional capital to support our business growth, including the need to develop new services and products, invest in data center space to support new cloud and managed IT services, enhance our operating infrastructure and acquire complementary businesses and technologies. While we have historically been able to fund capital expenditures from cash generated by operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditures requirements. We may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to obtain additional capital when needed, we may not be able to pursue our growth strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Risks Related to Ownership of Our Common Stock

We may reduce, or cease payment of, quarterly cash dividends.

        The payment of future quarterly dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements, investment opportunities and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including funding for acquisitions and working capital, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. In addition, the agreements governing our Senior Notes and our senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. There can be no assurance that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

Our stock price may be volatile.

        The trading price of our common stock may be subject to fluctuations in response to certain events and factors, such as our entry into business combinations or other major transactions; quarterly variations in results of operations; changes in financial estimates; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in the markets in which we operate; market trends unrelated to our performance; and general economic conditions. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

Provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.

        Our third restated certificate of incorporation, amended and restated bylaws and shareholder rights plan contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. These provisions, among other things, limit the right of stockholders to call special meetings of stockholders and authorize the Board of Directors to issue preferred stock in one or more series without any action on the part of stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. In addition, we have adopted a rights plan, which has anti-takeover effects. The rights plan, if triggered, could cause substantial dilution to a person or group that attempts to acquire our common stock on terms not approved by the Board of Directors. These provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2024. We believe our facilities are suitable and adequate for our business operations.

        Office space.    Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 76,000 square feet under a lease that will expire in 2014. Our other main facilities for corporate offices include 53,000 square feet in Vancouver, Washington under a lease that will expire in 2012, 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018, 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2013, 75,000 square feet in Burlington, Massachusetts under a lease that will expire in 2019 and 65,000 square feet in Rochester, New York under a lease that will expire in 2021. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama.

        Data centers.    We operate four data centers. We own a data center facility in Atlanta, Georgia and we lease data center facilities in Marlboro, Massachusetts, Rochester, New York and Columbia, South Carolina.

        Network.    We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern and northeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern and northeastern United States.

Item 3.    Legal Proceedings.

        We are party to various disputes, litigation or other legal proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Our management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "ELNK." The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	EarthLink, Inc.
	High	Low
Year Ended December 31, 2010
First Quarter	$8.78	$7.95
Second Quarter	9.35	7.96
Third Quarter	9.13	7.85
Fourth Quarter	9.29	8.51
Year Ended December 31, 2011
First Quarter	$8.95	$7.73
Second Quarter	8.40	7.35
Third Quarter	8.18	6.52
Fourth Quarter	7.35	5.97
Year Ending December 31, 2012
First Quarter (through January 31, 2012)	$7.23	$6.42

        The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2012 was $7.21 per share.

Holders

        There were approximately 1,586 holders of record of our common stock on January 31, 2012.

Dividends

        Prior to 2009, we had never declared or paid cash dividends on our common stock. During 2009, we began paying quarterly cash dividends. During the years ended December 31, 2009, 2010 and 2011, cash dividends declared were $0.28 per common share, $0.62 per common share and $0.20 per common share, respectively, and total dividend payments were $30.0 million, $67.5 million and $22.9 million, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Notes and our senior secured revolving credit facility contain restrictions on the amount of dividends we can pay.

Performance Graph

        The following indexed line graph indicates our total return to stockholders from December 31, 2006 to December 31, 2011, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2006 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
EarthLink, Inc.	$100.0	$99.6	$95.2	$121.0	$134.5	$103.5
Russell 2000 Index	100.0	98.4	65.2	82.9	105.2	100.8
NASDAQ Telecomm Index	100.0	109.7	62.8	93.8	98.6	87.6

Share Repurchases

        The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2011 are as follows:

2011	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	703	$6.49	703	$102,754
November 1 through November 30	—	—	—	102,754
December 1 through December 31	622	6.15	622	98,927

Total	1,325		1,325

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

	Year Ended December 31,
	2007	2008	2009	2010 (1)	2011 (1)
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,215,994	$955,577	$723,729	$622,212	$1,314,104
Operating costs and expenses (2)(3)	1,167,960	790,970	541,571	460,519	1,188,995
Income from operations	48,034	164,607	182,158	161,693	125,109
Income (loss) from continuing operations (4)	(64,795)	187,090	287,118	81,480	34,567
Loss from discontinued operations (5)	(80,302)	(8,506)	—	—	—
Net income (loss)	(145,097)	178,584	287,118	81,480	34,567
Basic net income (loss) per share
Continuing operations	$(0.53)	$1.71	$2.69	$0.75	$0.32
Discontinued operations	(0.66)	(0.08)	—	—	—

Basic net income (loss) per share	$(1.19)	$1.63	$2.69	$0.75	$0.32

Diluted net income (loss) per share
Continuing operations	$(0.53)	$1.68	$2.66	$0.74	$0.32
Discontinued operations	(0.66)	(0.08)	—	—	—

Diluted net income (loss) per share	$(1.19)	$1.61	$2.66	$0.74	$0.32

Cash dividends declared per common share	$—	$—	$0.28	$0.62	$0.20

Basic weighted average common shares outstanding	121,633	109,531	106,909	108,057	108,098

Diluted weighted average common shares outstanding	121,633	111,051	108,084	109,468	108,949

Cash flow data:
Cash provided by operating activities	88,789	230,612	208,622	154,449	146,234
Cash provided by (used in) investing activities	13,936	107,124	(37,121)	(454,193)	141,594
Cash used in financing activities	(87,267)	(24,999)	(47,070)	(68,299)	(318,997)

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$173,827	$486,564	$610,995	$242,952	$211,783
Investments in marketable securities	114,768	47,809	84,966	320,118	29,607

Cash and marketable securities	288,595	534,373	695,961	563,070	241,390
Total assets	729,970	845,866	1,074,618	1,523,918	1,680,451
Long-term debt, including long-term portion of capital leases (6)	208,472	219,733	232,248	594,320	653,765
Total liabilities	415,452	359,391	340,594	766,050	927,307
Accumulated deficit	(1,191,390)	(1,016,833)	(729,715)	(648,235)	(613,668)
Stockholders' equity	314,518	486,475	734,024	757,868	753,144

(1)
On December 8, 2010, we acquired ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S. On April 1, 2011, we acquired One Communications, a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest The results of operations of ITC^DeltaCom and One Communications have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by these acquisitions and, to a lesser extent, by other smaller acquisitions completed during the year ended December 31, 2011.

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

(3)
Operating costs and expenses for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 include restructuring and acquisition-related costs of $65.4 million, $9.1 million, $5.6 million, $22.4 million and $32.1 million, respectively.

(4)
During the years ended December 31, 2008 and 2009, we recorded income tax benefits in the Statement of Operations of approximately $56.1 million and $198.8 million, respectively, from releases of our valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in the future.

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

(6)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016, EarthLink's 8 7/8% Senior Notes due 2019, and EarthLink's convertible senior notes due November 15, 2026. In December 2010, we assumed the ITC^DeltaCom Notes in our acquisition of ITC^DeltaCom. In May 2011, we issued $300.0 million aggregate principal amount of 8 7/8% Senior Notes due 2019. In November 2011, we redeemed our convertible senior notes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

        The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to grow our business services revenue, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (3) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (4) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to achieve operating efficiencies will adversely affect our results of operations; (6) that unfavorable general economic conditions could harm our business; (7) that we face significant competition in the communications and managed IT services industry that could reduce our profitability; (8) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (10) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we may experience reductions in switched access and reciprocal compensation revenue; (12) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (13) that our rights to use the fiber that makes up our network may be affected by the financial health of, or disputes with, our fiber providers; (14) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (15) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (16) that our consumer business is dependent on the availability of third-party network service providers; (17) that we face significant competition in the Internet industry that could reduce our profitability; (18) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (19) that potential regulation of Internet service providers could adversely affect our operations; (20) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (21) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (22) that security breaches could damage our reputation and harm our operating results; (23) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (24) that our business depends on effective business support systems and processes; (25) that government regulations could adversely affect our business or force us to change our business practices; (26) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (27) that we may not be able to protect our intellectual property; (28) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (29) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (30) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (31) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (32) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (33) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (34) that we may reduce, or cease payment of, quarterly cash dividends; (35) that our stock price may be volatile; and (36) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Overview

        EarthLink, Inc. ("EarthLink" or the "Company"), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, managed IT and equipment services to business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

Highlights

        Acquisitions.    During late 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an Internet services provider ("ISP") to residential customers into a network and communications provider for business customers. In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"), a provider of integrated communications services to customers in the southeastern U.S. In April 2011, we completed the acquisition of One Communications Corp. ("One Communications"), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. Through these acquisitions we acquired substantial fiber assets, which enabled us to broaden our range of products and services in our Business Services segment. We now offer a robust suite of business services, including data and voice, and have more scale in the markets we serve. During 2011, we rebranded our retail Business Services as EarthLink BusinessTM and our wholesale Business Services as EarthLink Carrier.

        During 2011, we also entered into other strategic transactions in order to complement our business services and expand our managed services portfolio. In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates ("STS Telecom"), a privately-held company that operates a sophisticated Voice-over-Internet Protocol ("VoIP") platform that we have leveraged on a nationwide basis as part of our Business Services offerings. In May 2011, we acquired Logical Solutions.net, Inc. ("Logical Solutions"), a privately-held company that provides a suite of cloud computing and hosted network and security services. In July 2011, we acquired Business Vitals, LLC., a privately-held company that provides national managed IT security and professional services. In September 2011, we acquired the xDefenders assets of Synergy Global Solutions, Inc., a managed IT security provider. Finally, in December 2011, we acquired an IT Solutions Center and application service from Synergy Global Solutions, Inc. We believe these transactions will further establish EarthLink as a leading network, communications and IT services provider.

        Debt securities and credit facility.    In May 2011, we issued $300.0 million aggregate principal amount of 8 7/8% senior notes due 2019. We also entered into a $150.0 million senior secured revolving credit facility. No amounts were outstanding under the senior secured revolving credit facility as of December 31, 2011. In November 2011, we redeemed or repurchased all of our outstanding $255.8 million convertible senior notes due November 15, 2026. The new debt securities and credit facility were entered into in anticipation of the redemption of our convertible senior notes and opportunities to grow our business, including potential future strategic transactions.

        Results of operations.    We generated revenues of $1.3 billion during the year ended December 31, 2011, an increase from $0.6 billion during the year ended December 31, 2010, primarily due to the inclusion of revenues from our acquired businesses. Net income was $34.6 million during the year ended December 31, 2011, a decrease from $81.5 million during the year ended December 31, 2010, and Adjusted EBITDA (a non-GAAP measure, see Non-GAAP Financial Measures in "Management's Discussion and Analysis" in Item 7 of Part II) was $330.7 million during the year ended December 31, 2011, an increase from $219.1 million during the year ended December 31, 2010. The increase in Adjusted EBITDA was primarily due to inclusion of Adjusted EBITDA generated from our acquired businesses. The decrease in net income was primarily due to depreciation and amortization expense resulting from property and equipment and intangible assets obtained in our acquisitions and an increase in interest expense resulting from acquired and new debt securities.

Business Strategy

        Since December 2010, we have significantly expanded our business and revenues through acquisitions, including two large integrated communication services providers and several new product and service capabilities. In December 2011, we launched a nationwide suite of business voice, data and Internet solutions. In addition to leveraging our regional fiber network and nationwide network reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. Our strategy for growth is for EarthLink to serve as an IT services company for businesses with IT and network security needs. We want our business to be more than a traditional telecommunications company. We believe we are positioning EarthLink to be a trusted managed communications and IT services partner. The key elements of our business strategy are as follows:

        Offer a complete package of managed communications and IT services.    We provide a nationwide suite of business voice, data and Internet solutions using a blend of access technologies to meet our customer's specific needs. We recently expanded our IT services capabilities, including hosted VoIP, virtual computing and managed IT and cloud security. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers.

        Add new customer relationships.    We are focused on adding new customers through new and existing channels, leveraging distribution channels and positioning our business to take advantage of important trends in the markets for our products and services. We believe we have a unique, comprehensive solution to offer business customers. We are upgrading and evolving our go to market strategy. This includes investment to improve the quality of our sales force, investment in alternative sales motions, both inside sales and through partner relationships, and investment in the EarthLink brand. We recently restructured our sales and account management around customer size and complexity. We believe this model aligns our customer facing organizations around customer needs, complexity and spend, and provides more geographic presence.

        Leverage our existing customer relationships.    We are focused on leveraging our existing customer relationships, favorable brand image and experience in providing IP communication and managed services, in order to profitably grow our business services revenue. We believe that upselling our new suite of products and services to existing customers is an important opportunity for revenue growth and customer retention. This includes selling managed security and IT services to our existing network connectivity customers, as well as selling network connectively to existing managed security and IT services customers. In addition, certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by proposing our new technology platform.

        Provide a superior customer experience.    We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships. With our recently launched nationwide service, we also launched myLinkTM, a new, secure customer portal, which provides customers with a centralized tool for 24/7 self-service applications, reporting and management features. We are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services.

        Successfully integrate acquisitions.    We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits and increase the scale and scope of our product offerings. This includes the integration of operating support systems, networks, sales forces, marketing channels, product offerings and personnel. To date, we have consolidated and integrated network operations centers, sales platforms and certain billing platforms, as well as launched a nationwide product portfolio. We are currently involved in the integration of additional billing platforms, financial systems and other operating support systems. We believe that our competitive positioning with current and existing customers will be strengthened by our ability to continue to successfully integrate recent and other potential acquisitions, especially integrating our new IT services capabilities.

        Selectively pursue potential strategic acquisitions.    In addition to our recent acquisitions, we will continue to selectively evaluate and consider other potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, data centers, network assets or business customers to achieve greater national scale.

Challenges and Risks

        The primary challenges we face in executing our business strategy are successfully transitioning from a traditional communications provider to a managed IT services provider, providing products and services that meet changing customer needs on a timely and cost effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives. Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to ensure effective training and product knowledge of our sales force and the reliability and quality of our services. The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a complete list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors included under "Risk Factors" in Item 1A of Part I and under "Safe Harbor Statement" in Item 7 of Part II.

Revenue Sources

        Business Services.    Our Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our managed IT services, which are included within our retail services, include cloud computing, data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

        Consumer Services.    Our Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. We present our Consumer Services in two categories: (1) access services, which includes narrowband access services and broadband access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

Trends in our Business

        Our financial results are impacted by several significant trends, which are described below. We expect that these will continue to affect our results of operations, cash flows and financial position.

        Business Services.    We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. The industry for cloud, managed security and IT support services is relatively new and continues to evolve. Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation.

        Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals.

        To combat trends in our business services revenue, we are focused on building long-term customer relationships. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships. We seek to grow our business services revenue by selling new services to our existing customer base, including our new cloud, managed security and IT support services, and generating sales to new customers. However, we have and may continue to experience pressure on revenue and operating expenses for our business services as a result of competition or current economic conditions.

        Consumer Services.    We operate in the Internet access services market, which is characterized by intense competition, changing technology, changes in customer needs and new service and product introductions. Our narrowband subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for narrowband access. Consumers continue to migrate from dial-up to broadband access. Technologies such as high-speed data-over-cable-service-interface specification, or DOCSIS, technology offered by many cable broadband providers and advanced fiber-based technologies being utilized by AT&T and Verizon may adversely affect our broadband and dial-up access businesses. The increasing use of wireless communication, VoIP providers and the acceleration of the adoption of broadband due to government funding to deploy broadband to rural areas could also negatively impact our consumer business. Our dial-up services are dependent on dial-up modems and an increasing number of computer manufacturers do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.

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

        To combat trends in our consumer revenues, we are focused on customer retention and operational efficiency. As a result, we have realized benefits from a subscriber base that is longer tenured, such as reduced support costs and lower bad debt expense. We expect this trend to continue. However, we may not be able to continue to reduce our cost structure to the same extent as the declines in revenue and our cost reduction initiatives might not yield the anticipated benefits. In addition, we have done, and expect to continue to do, targeted price increases, which could negatively impact our churn rates.

Consolidated Results of Operations

        The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010 and our acquisition of One Communications on April 1, 2011. The results of operations of ITC^DeltaCom and One Communications are included in our operating results beginning on the respective acquisition dates. Due to these acquisitions, direct comparisons of our results of operations for the years ended December 31, 2010 and 2011 with the prior years are less meaningful than usual since most of the significant year over year variances are caused by the acquisitions. The following comparison of statement of operations data is also affected, to a lesser extent, by our other acquisitions completed during 2011.

        The following table sets forth statement of operations data for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenues	$723,729	$622,212	$1,314,104
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	265,668	234,633	590,486
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	222,181	178,417	406,358
Depreciation and amortization	23,962	23,390	160,083
Impairment of goodwill and intangible assets	24,145	1,711	—
Restructuring and acquisition-related costs	5,615	22,368	32,068

Total operating costs and expenses	541,571	460,519	1,188,995

Income from operations	182,158	161,693	125,109
Interest expense and other, net	(21,125)	(23,409)	(70,640)

Income before income taxes	161,033	138,284	54,469
Income tax benefit (provision)	126,085	(56,804)	(19,902)

Net income	$287,118	$81,480	$34,567

Revenues

        The following table presents revenues by groups of similar services and by segment for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services
Retail services	$69,845	$88,739	$760,158	$18,894	27%	$671,419	757%
Wholesale services	40,047	36,792	136,224	(3,255)	-8%	99,432	270%
Other	38,425	35,233	41,877	(3,192)	-8%	6,644	19%

Total revenues	148,317	160,764	938,259	12,447	8%	777,495	484%
Consumer Services
Access services	503,769	403,174	323,998	(100,595)	-20%	(79,176)	-20%
Value-added services	71,643	58,274	51,847	(13,369)	-19%	(6,427)	-11%

Total revenues	575,412	461,448	375,845	(113,964)	-20%	(85,603)	-19%

Total revenues	$723,729	$622,212	$1,314,104	$(101,517)	-14%	$691,892	111%

Business Services

        The increase in Business Services revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the inclusion of $26.6 million of ITC^DeltaCom revenues for the period December 8, 2010 through December 31, 2010. This was partially offset by a decrease in revenues for certain legacy products due to subscriber churn and due to competitive pressures, which decreased the rate at which new customers were added and increased promotions and retention incentives necessary to attract and retain customers.

        The increase in Business Services revenue from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to $785.4 million of revenues generated from our acquired businesses, including ITC^DeltaCom, One Communications and STS Telecom. This was partially offset by a decrease in revenues for certain legacy products, including web hosting and lower-end, single site broadband services.

        We expect Business Services segment revenues to increase in 2012 due to the inclusion of a full year of One Communications revenue, and as we seek to grow our business services revenues. However, Business Services segment revenues may be adversely impacted by competition, regulatory changes, shifting patterns of use, convergence of technology and general economic conditions. We expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation. To combat competitive pressures, we continue to emphasize our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services.

Consumer Services

        Access services.    The decreases in consumer access revenues over the past two years were due to decreases in average consumer access subscribers, which were 2.3 million, 1.8 million and 1.5 million during the years ended December 31, 2009, 2010 and 2011, respectively. Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers. Average narrowband subscribers were approximately 63%, 59% and 56% of average consumer access subscribers during the years ended December 31, 2009, 2010 and 2011, respectively. The decreases in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. To combat revenue declines, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Our monthly consumer subscriber churn rates were 3.6%, 3.0% and 2.6% during the years ended December 31, 2009, 2010 and 2011, respectively, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base.

        We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competitive pressures in the industry and the continued maturation of the market for narrowband Internet access. We expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured. However, this trend could change due to competitive pressures or other factors. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

        Value-added services revenues.    The decreases in value-added services revenues over the past two years were due primarily to a decrease in search revenues and a decrease in subscribers for certain ancillary services, including security, home networking, Internet call waiting and email by phone services. The decreases resulted from the decline in total average consumer subscribers. Partially offsetting these decreases was an increase in revenue for premium email only.

Cost of revenues

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services	$82,420	$90,677	$473,004	$8,257	10%	$382,327	422%
Consumer Services	183,248	143,956	117,482	(39,292)	-21%	(26,474)	-18%

Total cost of revenues	$265,668	$234,633	$590,486	$(31,035)	-12%	$355,853	152%

Business Services

        Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers.

        The increase in Business Services cost of revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the inclusion of $13.0 million of ITC^DeltaCom's cost of revenues for the period December 8, 2010 through December 31, 2010. Also contributing was an increase in cost of revenues as the product mix of our legacy business services has shifted from legacy wholesale products to IP-based network services.

        The increase in Business Services cost of revenues from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to $388.7 million of cost of revenues generated from our acquired businesses, including ITC^DeltaCom, One Communications and STS Telecom. Partially offsetting this was a decrease in cost of revenues resulting from network cost efficiencies and a decline in certain legacy products, including web hosting and lower-end, single site broadband services.

Consumer Services

        Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc. (formerly Qwest Communications Corporation), Comcast Corporation, Megapath (formerly Covad Communications Group, Inc.), Time Warner Cable and Verizon Communications, Inc. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis.

        The decreases in Consumer Services cost of revenues over the past two years were primarily due to the decline in average consumer services subscribers. Also contributing to the decrease from the year ended December 31, 2009 to the year ended December 31, 2010 was a decline in average consumer cost of revenue per subscriber resulting from contract renegotiations with network service providers and internal network cost management efforts.

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

Selling, general and administrative

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$222,181	$178,417	$406,358	$(43,764)	-20%	$227,941	128%

        Selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, bad debt, payment processing, property taxes, travel, insurance, rent, advertising and other administrative expenses.

        The decrease in selling, general and administrative expenses from the year ended December 31, 2009 to the year ended December 31, 2010 consisted primarily of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees. These decreases resulted from reduced headcount, continued cost reduction initiatives, reduced discretionary sales and marketing spend, and benefits as our overall subscriber base has decreased and become longer tenured. These decreases were partially offset by the inclusion of $10.3 million of ITC^DeltaCom's selling, general and administrative expenses for the period December 8, 2010 through December 31, 2010. Selling, general and administrative expenses decreased from 31% of revenues during the year ended December 31, 2009 to 29% of revenues during year ended December 31, 2010.

        The increase in selling, general and administrative expenses from the year ended December 31, 2010 to the year ended December 31, 2011 was due to $252.3 million of selling, general and administrative expenses from our acquired businesses, including ITC^DeltaCom, One Communications and STS Telecom, which are included in our Business Services segment. Partially offsetting this was a decrease in selling, general and administrative expenses in our Consumer Services segment consisting of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees. The decreases primarily resulted from continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Longer tenured customers have a lower frequency of non-payment and require less customer service and technical support.

        We expect that selling, general and administrative expenses will increase in 2012 due to the inclusion of a full year of One Communications selling, general and administrative expenses, and as we seek to grow our business services revenue. However, we expect to realize cost synergies as we integrate our acquisitions. We will continue to seek operating efficiencies, such as consolidating operations and integrating systems.

Depreciation and amortization

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$16,213	$17,645	$100,864	$1,432	9%	$83,219	472%
Amortization expense	7,749	5,745	59,219	(2,004)	-26%	53,474	931%

Total	$23,962	$23,390	$160,083	$(572)	-2%	$136,693	584%

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

        The increase in depreciation expense from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily attributable to depreciation expense resulting from property and equipment obtained in the acquisition of ITC^DeltaCom. The decrease in amortization expense from the year ended December 31, 2009 to the year ended December 31, 2010 was due to certain identifiable definite-lived intangible assets becoming fully amortized over the past year, which was partially offset by the inclusion of amortization of acquired ITC^DeltaCom intangible assets for the period December 8, 2010 through December 31, 2010.

        The increase in depreciation expense from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to expense resulting from property and equipment obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Also contributing to the increase in depreciation expense was an increase in capital expenditures from our acquired businesses, including customer acquisition costs and costs to maintain and enhance our network. The increase amortization expense from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011.

        We expect that depreciation and amortization expense will increase in 2012 compared to the prior year due to the inclusion of a full year of One Communications depreciation and amortization expense, and as we expect to make additional capital investments for customer acquisition costs and costs to maintain and enhance our network. Depreciation and amortization expense may also increase as a result of potential strategic acquisitions.

Impairment of goodwill and intangible assets

        During the years ended December 31, 2009 and 2010, we recorded non-cash impairment charges for goodwill and intangible assets of $24.1 million and $1.7 million, respectively. We test goodwill and indefinite-lived intangible assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Goodwill.    After completing our annual impairment test during the fourth quarter of 2009, we concluded that goodwill and certain intangible assets recorded as a result of the New Edge acquisition were impaired and recorded a non-cash impairment charge related to the New Edge reporting unit of $23.9 million for goodwill. As a result, there is no remaining carrying value related to New Edge goodwill. The primary factor contributing to the impairment charge was continued sales pressure in the small and medium-sized business market due to the economy, which adversely impacted our long-range financial outlook. The annual impairment tests during the fourth quarters of 2010 and 2011 indicated that the fair value of our reporting units exceeded their carrying values. As a result, we concluded that our remaining goodwill was not impaired and did not record a goodwill impairment charge during the years ended December 31, 2010 and 2011.

        Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. We had identified three reporting units for evaluating goodwill for the 2009 and 2010 annual impairment tests, which were Consumer Services, New Edge and Web Hosting. We identified seven reporting units for evaluating goodwill for the 2011 annual impairment test, which were Consumer Services, New Edge, ITC^DeltaCom, One Communications, STS Telecom, Managed Services and Web Hosting. The Consumer Services reportable segment was one reporting unit, while the Business Services reportable segment consisted of the remaining reporting units. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

        Upon completion of the first step of the impairment test during the year ended December 31, 2009, we determined that the carrying value of our New Edge reporting unit exceeded its estimated fair value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that included the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated by using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit.

        Because indicators of impairment existed for the New Edge reporting unit, we performed the second step of the test. We determined the implied fair value of goodwill in the same manner used to recognize goodwill in a business combination. To determine the implied value of goodwill, we allocated fair values to the assets and liabilities of the New Edge reporting unit. We calculated the implied fair value of goodwill as the excess of the fair value of the New Edge reporting unit over the amounts assigned to its assets and liabilities. We determined the $23.9 million impairment loss during the year ended December 31, 2009 as the amount by which the carrying value of goodwill exceeded the implied fair value of the goodwill.

        Indefinite-lived intangible assets.    The impairment test for our indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. We determined the fair value of our trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that we are saving by owning the asset. Given the economic environment and other factors noted above, we decreased our estimates for revenues associated with our New Edge trade name. As a result, we recorded a non-cash impairment charge related to our New Edge trade name of $0.2 million during the year ended December 31, 2009.

        In November of 2010, we decided to re-brand the New Edge Networks name as EarthLink Business. We recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down our New Edge trade name. As a result, there is no remaining carrying value related to the New Edge trade name.

Restructuring and acquisition-related costs

        Restructuring and acquisition-related costs consisted of the following during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
2007 Restructuring Plan	$5,743	$1,121	$278
Legacy Restructuring Plans	(128)	294	—
Total facility exit and restructuring costs	5,615	1,415	278
Acquisition-related costs	—	20,953	31,790

Restructuring and acquisition-related costs	$5,615	$22,368	$32,068

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

        As a result of the 2007 Plan, we recorded facility exit and restructuring costs of $5.7 million, $1.1 million and $0.3 million during the years ended December 31, 2009, 2010 and 2011, respectively. These costs were primarily the result of changes to sublease estimates in our exited facilities and additional costs for lease terminations. Such costs have been classified as restructuring and acquisition-related costs in the Consolidated Statements of Operations.

        We expect to incur future cash outflows for real estate obligations through 2014. The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of December 31,

2011, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Facilities	Assets	Total
	(in thousands)
	$13,613	—	$13,613
Accruals	355	(77)	278
Payments	(6,697)	77	(6,620)
Non-cash charges	161	—	161

	$7,432	$—	$7,432

        Legacy Restructuring Plans.    During the years ended December 31, 2003, 2004 and 2005, we executed a series of plans to restructure and streamline our contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. We periodically evaluate and adjust our estimates for facility exit and restructuring costs based on currently-available information. During the year ended December 31, 2009, we recorded a reduction of $0.1 million to facility exit and restructuring costs and during the year ended December 31, 2010, we recorded $0.3 million of facility exit and restructuring costs as a result of changes in estimates for Legacy Plans. All costs related to the Legacy Plans have been paid or otherwise settled.

        Acquisition-Related Costs.    Acquisition-related costs consist of external costs directly related to EarthLink's acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; costs to settle stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition; facility-related costs, such as lease termination and asset impairments; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Transaction-related costs	$—	$10,164	$5,756
Severance and retention costs	—	5,047	16,460
Costs to settle postcombination stock awards	—	5,742	—
Facility-related costs	—	—	5,530
Integration-related costs	—	—	4,044

Total acquisition-related costs	$—	$20,953	$31,790

        We expect to incur additional integration costs related to our recent acquisitions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies. Such costs may include severance and employee benefits, the elimination of duplicate facilities and contracts and costs to develop common operating platforms.

Interest expense and other, net

        Interest expense and other, net, is comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. The following table presents our interest expense and other, net, during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$(26,245)	$(29,692)	$(74,949)	$(3,447)	13%	$(45,257)	152%
Interest income	5,860	5,390	4,678	(470)	-8%	(712)	-13%
Other, net	(740)	893	(369)	1,633	-221%	(1,262)	-141%

Total	$(21,125)	$(23,409)	$(70,640)	(2,284)	11%	(47,231)	202%

        The increase in interest expense and other, net, from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the inclusion of ITC^DeltaCom interest expense. In connection with the ITC^DeltaCom acquisition in December 2010, we assumed $325.0 million aggregate principal amount of ITC^DeltaCom's 10.5% senior secured notes due 2016 (the "ITC^DeltaCom Notes"). Also contributing to the increase was an increase in interest expense resulting from an increase in accretion of the debt discount relating to our convertible senior notes due 2026 (the "Convertible Notes") and a decrease in interest earned on our cash, cash equivalents and marketable securities, despite an increase in our average cash and marketable securities balance, due to lower investment yields.

        The increase in interest expense and other, net, from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to the inclusion of ITC^DeltaCom interest expense for a full year in 2011 and the issuance of new debt in May 2011. In May 2011, we issued $300.0 million aggregate principal amount of 8 7/8% Senior Notes due 2019 (the "Senior Notes"). Partially offsetting the increase was a reduction in interest expense due to the redemption and repayment of our outstanding $255.8 million principal amount of Convertible Notes in November 2011.

        We expect interest expense and other, net, to decrease in 2012 compared to the prior year as a result of the redemption and repayment of our Convertible Notes.

Income tax benefit (provision)

        The following table presents the components of the income tax benefit (provision) during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Current provision	$(9,287)	$(7,268)	$(3,777)
Deferred benefit (provision)	135,372	(49,536)	(16,125)

Income tax benefit (provision)	$126,085	$(56,804)	$(19,902)

        The income tax benefit during year ended December 31, 2009 consisted primarily of a benefit of $198.8 million resulting from the release of a portion of our valuation allowance against our deferred tax assets, primarily related to net operating loss carryforwards. During the year ended December 31, 2009, we determined we will more-likely-than-not be able to utilize these deferred tax assets due to the generation of sufficient taxable income in the future. Offsetting this benefit was an income tax provision of $72.6 million, consisting of $9.3 million state income and federal and state alternative minimum tax ("AMT") amounts payable and $63.3 million for non-cash deferred tax provisions associated with the utilization of net operating loss carryforwards. During the years ended December 31, 2010 and 2011, the current provisions were due to state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards.

        As of December 31, 2011, we maintained a valuation allowance of $39.9 million against our unrealized deferred tax assets, which include net operating loss carryforwards. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of certain stock compensation arrangements. Upon utilization of these net operating losses, the valuation allowance will be removed as an adjustment to additional paid-in-capital. Approximately $7.9 million relates to net operating losses in certain jurisdictions where we believe it is not more-likely-than-not to be recognized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

        Stock-based compensation expense was $13.2 million, $10.0 million and $13.5 million during the years ended December 31, 2009, 2010 and 2011, respectively. Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees.

Segment Results of Operations

        We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

Business Services Segment

Business Services Operating Metrics

        We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth subscriber and operating data for the years ended December 31, 2009, 2010 and 2011:

	December 31, 2009	December 31, 2010	December 31, 2011
Legacy EarthLink Business Metrics (a)
Narrowband access subscribers	8,000	7,000	5,000
Broadband access subscribers	54,000	53,000	51,000
Web hosting accounts	75,000	66,000	58,000
EarthLink Business Metrics
Total fiber optic route miles (b)	—	16,504	28,804
Colocations	—	294	1,415
Voice and data switches	—	20	56

  (a)
  Legacy EarthLink business metrics consist of metrics related to services in EarthLink's Business Services segment prior to our recent acquisitions.

  (b)
  As of December 31, 2010, includes 12,559 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles. As of December 31, 2011, includes 24,859 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

        The following table sets forth operating results for our Business Services segment for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Segment revenues	$148,317	$160,764	$938,259	$12,447	8%	$777,495	484%
Segment operating income	25,648	19,991	166,126	(5,657)	-22%	146,135	731%

        The increase in Business Services revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the inclusion of ITC^DeltaCom revenues for the period December 8, 2010 through December 31, 2010. The increase in Business Services revenues from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to the inclusion of a full year of ITC^DeltaCom revenues, and the inclusion of revenues from our other acquired businesses including One Communications and STS Telecom. This was partially offset by a decrease in revenues for certain legacy products, including web hosting and lower-end, single site broadband services.

        The decrease in Business Services segment operating income from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the inclusion of ITC^DeltaCom results of operations for the period December 8, 2010 through December 31, 2010. The increase in Business Services segment operating income from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to the inclusion of segment operating income from our acquired businesses.

Consumer Services Segment

Consumer Services Operating Metrics

        We utilize certain non-financial and operating measures to assess our financial performance. Terms such as churn and average revenue per user ("ARPU") are terms commonly used in our industry. The following table sets forth subscriber and operating data for the years ended December 31, 2009, 2010 and 2011:

	December 31, 2009	December 31, 2010	December 31, 2011
Consumer Subscriber Detail (a)
Narrowband access subscribers	1,225,000	932,000	741,000
Broadband access subscribers	804,000	704,000	609,000

Subscribers at end of year	2,029,000	1,636,000	1,350,000

	Year Ended December 31,
	2009	2010	2011
Consumer Subscriber Activity
Subscribers at beginning of year	2,643,000	2,029,000	1,636,000
Gross organic subscriber additions	399,000	265,000	184,000
Adjustment (b)	(7,000)	—	—
Churn	(1,006,000)	(658,000)	(470,000)

Subscribers at end of year	2,029,000	1,636,000	1,350,000

Consumer Metrics
Average subscribers (c)	2,310,000	1,817,000	1,484,000
ARPU (d)	$20.76	$21.16	$21.10
Churn rate (e)	3.6%	3.0%	2.6%

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

  (e)
  Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis. Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the year by the average subscribers for the year. Churn rate for the year ended December 31, 2009 excludes the impact of the adjustments noted in (b) above.

Consumer Services Operating Results

        The following table sets forth operating results for our Consumer Services segment for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			2010 vs. 2009		2011 vs. 2010
	2009	2010	2011	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Segment revenues	$575,412	$461,448	$375,845	$(113,964)	-20%	$(85,603)	-19%
Segment operating income	269,589	229,832	187,551	(39,757)	-15%	(42,281)	-18%

        The decrease in Consumer Services revenues and operating income over the past two years were primarily due to a decrease in average consumer subscribers resulting from continued maturation of the market for Internet access and competitive pressures in the industry. The decrease in revenue was partially offset by a decrease in operating expenses as our consumer subscriber base has decreased and become longer tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

        The following table sets forth summarized cash flow data for the years ended December 31, 2009, 2010 and 2011:

				Change
	Year Ended December 31,
				2010 vs 2009	2011 vs 2010
	2009	2010	2011
	(in thousands)
Net cash provided by operating activities	$208,622	$154,449	$146,234	$(54,173)	$(8,215)
Net cash (used in) provided by investing activities	(37,121)	(454,193)	141,594	(417,072)	595,787
Net cash used in financing activities	(47,070)	(68,299)	(318,997)	(21,229)	(250,698)

Net increase (decrease) in cash and cash equivalents	$124,431	$(368,043)	$(31,169)	$(492,474)	$336,874

Operating activities

        The decrease in cash provided by operating activities from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to a decrease in revenues as our overall consumer subscriber base has decreased. Also contributing to the decrease in cash provided by operating activities was cash used for certain one-time payments relating to our acquisition of ITC^DeltaCom, including severance and related benefits, investment advisory and other professional fees, and cash used for certain legal settlements and certain state and local tax audits. However, this decrease was partially offset by reduced sales and marketing spending, reduced telecommunication costs and reduced customer support and bad debt expense as our overall consumer subscriber base decreased and became longer tenured, and reduced back-office support costs.

        The decrease in cash provided by operating activities from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to an increase in interest payments, cash used to settle liabilities assumed in our acquisition of One Communications and cash used for other liabilities associated with our acquisitions, including severance and retention costs, transaction costs and other integration-related costs. These outlays were partially offset by additional cash provided by operations of our acquired companies.

Investing activities

        The increase in cash used in investing activities from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to our acquisition of ITC^DeltaCom. We used $192.3 million of net cash for the acquisition of ITC^DeltaCom and $9.1 million of cash paid to settle stock-based awards in connection with the acquisition. During the year ended December 31, 2010, we used $229.5 million of purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer-term marketable securities. We also incurred a $10.9 million increase in capital expenditures (which includes incremental capital spending for ITC^DeltaCom). Proceeds received from investments in other companies decreased by $6.8 million. During the year ended December 31, 2009, we sold 2.2 million of our Sprint Nextel shares for net proceeds of $8.2 million and received $0.2 million in cash distributions from one of our investments. During the year ended December 31, 2009, we received $1.6 million of proceeds from the sale of certain investments.

        The increase in cash flows from investing activities from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to a change in cash associated with investments in marketable securities. During the year ended December 31, 2010, we used cash of $229.5 million for purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer term marketable securities. During the year ended December 31, 2011, we received cash of $290.1 million for sales and maturities of investments in marketable securities, net of purchases, as we converted our investments to cash equivalents during the year. Also contributing to the change in cash flows from investing activities was a decrease in cash used for acquisitions, net of cash acquired. During the year ended December 31, 2011, we used $43.1 million of net cash for acquisitions, which was primarily due to our acquisitions of One Communications and STS Telecom. The overall increase in cash flows from investing activities was offset by an increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs. We continue to focus on investment in our technology infrastructure to support our long-term strategic plans.

Financing activities

        The increase in net cash used in financing activities from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to a $37.5 million increase in dividend payments, offset by a $21.5 million decrease cash used to repurchase common stock. We began paying dividends during the third quarter of 2009. The increase in dividend payments during the year ended December 31, 2010 was primarily due to having a full year of dividend payments. During the year ended December 31, 2009, we used $22.3 million to repurchase 3.6 million shares of our common stock and during the year ended December 31, 2010, we used $0.9 million to repurchase 0.1 million shares of our common stock.

        The increase in net cash used in financing activities from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to a $250.3 million net change in cash associated with our debt obligations and a $46.1 million increase in cash used to repurchase common stock, partially offset by a $44.6 million decrease in dividend payments. During the year ended December 31, 2010, we used $0.9 million to repurchase 0.1 million shares of our common stock and during the year ended December 31, 2011, we used $47.0 million to repurchase 6.5 million shares of our common stock. Dividend payments decreased to $22.9 million during the year ended December 31, 2011 as we reduced the amount of our quarterly dividend from $0.16 per share to $0.05 per share in the beginning of 2011.

        In May 2011, we issued $300.0 million aggregate principal amount of 8 7/8% Senior Notes due 2019 at an issue price of 96.555% and received net proceeds of $280.2 million after transaction fees. We also paid transaction fees of $1.9 million related to our senior secured revolving credit facility entered into in May 2011.

        In connection with the One Communications acquisition in April 2011, we repaid $266.5 million of One Communications debt. In November 2011, we redeemed and repaid our outstanding $255.8 million principal amount of Convertible Notes. In addition, under the indenture for the ITC^DeltaCom Notes, following the consummation of the acquisition of ITC^DeltaCom, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount. The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011. Also during the year ended December 31, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition.

Future Uses of Cash and Funding Sources

Future Uses of cash

        Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, acquisition-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

        Debt and interest.    We expect to use cash to service our outstanding indebtedness. In connection with our acquisition of ITC^DeltaCom, we assumed ITC^DeltaCom's outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016. We also issued $300.0 million aggregate principal amount of Senior Notes in May 2011 and entered into a $150.0 million revolving credit facility. As a result, we expect to use cash for incremental interest payments. We also may use cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to purchase them in the open market.

        Capital expenditures.    We expect to incur capital expenditures of approximately $115.0 million to $135.0 million during the year ending December 31, 2012. We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We may also make capital expenditures to upgrade acquired network or other assets. We plan on making capital expenditures relating to acquiring new customers, to further enhance our customers' experience and growth opportunities and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

        Investments in business services segment.    One of our key strategies is to grow our business services revenue. In addition to leveraging our fiber network and nationwide IP reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts for our business services. We also expect to invest cash to build out data center space across our nationwide footprint to support our cloud, managed security and IT support services.

        Acquisition-related costs.    We expect to continue to use cash for one-time costs related to our acquisitions, including severance and retention costs and integration-related costs. There are a number of systems that continue to be integrated, including management information, sales, billing and human resources. We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and financial and other operating support systems of our acquisitions to common platforms.

        Dividends.    During the years ended December 31, 2009, 2010 and 2011, cash dividends declared were $0.28, $0.62 and $0.20 per common share, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

        Other.    We may use cash to invest in or acquire other companies, to repurchase common stock or to repurchase or redeem debt. We expect to continue to evaluate and consider potential strategic transactions that we believe may complement or grow our business. Although we continue to consider and evaluate potential strategic transactions, there can be no assurance that we will be able to consummate any such transaction.

        Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs required to repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the pricing of our access services and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments or repurchases and dividend payments.

Future sources of cash

        Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the years ended December 31, 2009, 2010 and 2011, we generated $208.6 million, $154.4 million and $148.1 million in cash from operations, respectively. As of December 31, 2011, we had $211.8 million in cash and cash equivalents and $29.6 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

        Another source of liquidity is our revolving credit facility. In May 2011, we entered into a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time all amounts outstanding thereunder shall be due and payable in full. As of December 31, 2011, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

        Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility we entered into in May 2011. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Contractual Obligations and Commitments

        The following table sets forth our contractual obligations and commercial commitments as of December 31, 2011:

		Payment Due by Period
	Total	2012	2013- 2014	2015- 2016	After 5 Years
		(in thousands)
Long-term debt (1)	$624,800	$—	$—	$324,800	$300,000
Interest payments on long-term debt (2)	339,895	61,292	122,583	96,114	59,906
Purchase commitments (3)	186,351	77,285	83,078	15,102	10,886
Operating leases (4)	186,697	35,975	57,460	32,471	60,791
Capital leases (5)	32,671	3,790	6,621	7,509	14,751

Total (6)	$1,370,414	$178,342	$269,742	$475,996	$446,334

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and premiums. As of December 31, 2011, we had $624.8 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 8 7/8% Senior Notes due 2019 and $324.8 million of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016.

(2)
Interest payments on long-term debt includes interest due on outstanding debt through maturity and commitment fees and borrowing costs under our senior secured revolving credit facility.

(3)
Purchase commitments represent non-cancellable contractual obligations for services and equipment; minimum commitments under network access agreements with several carriers; and non-cancelable contractual obligations for certain advertising spending.

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2016, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.7 million, $1.9 million and $1.3 million during the years ended December 31, 2012, 2013 and 2014, respectively.

(5)
Represents remaining payments under capital leases, including interest, substantially all of which were assumed from our acquisition of One Communications.

(6)
The table does not include our reserve for uncertain tax positions, which as of December 31, 2011 total $10.4 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Debt Covenants

        Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of December 31, 2011.

Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

        The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2011, we had utilized approximately $651.1 million pursuant to the authorizations and had $98.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Non-GAAP Financial Measures

        In addition to our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"), management uses certain "non-GAAP financial measures" within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Set forth below is a discussion of the presentation and use of Adjusted EBITDA and Operating Cash Flow, the non-GAAP financial measures used by management.

        Adjusted EBITDA is defined as net income before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring and acquisition-related costs. Operating Cash Flow is defined as net income before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring and acquisition-related costs, less cash used for purchases of property and equipment.

        These non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. Management uses these non-GAAP financial measures to evaluate the performance of its business and to assess its ability to fund capital expenditures, fund growth, service debt and determine bonuses. Management believes that excluding the effects of certain non-cash and non-operating items enables investors to better understand and analyze the current period's results and provides a better measure of comparability.

        There are limitations to using these non-GAAP financial measures. Adjusted EBITDA and Operating Cash Flow are not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA and Operating Cash Flow should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP.

        The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net income	$287,118	$81,480	$34,567
Interest expense and other, net	21,125	23,409	70,640
Income tax benefit (provision)	(126,085)	56,804	19,902
Depreciation and amortization	23,962	23,390	160,083
Stock-based compensation expense	13,231	9,959	13,466
Impairment of goodwill and intangible assets	24,145	1,711	—
Restructuring and acquisition-related costs	5,615	22,368	32,068

Adjusted EBITDA	$249,111	$219,121	$330,726

        The following table presents a reconciliation of Operating Cash Flow to the most closely related financial measure reported under GAAP for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net income	$287,118	$81,480	$34,567
Interest expense and other, net	21,125	23,409	70,640
Income tax benefit (provision)	(126,085)	56,804	19,902
Depreciation and amortization	23,962	23,390	160,083
Stock-based compensation expense	13,231	9,959	13,466
Impairment of goodwill and intangible assets	24,145	1,711	—
Restructuring and acquisition-related costs	5,615	22,368	32,068
Purchases of property and equipment	(13,119)	(24,025)	(101,967)

Operating Cash Flow	$235,992	$195,096	$228,759

Critical Accounting Policies and Estimates

        Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements.

Revenue recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. We offer certain services that are provided by third-party vendors. When we are the primary obligor in a transaction, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue and cost of revenue on a gross basis. If we are not the primary obligor and/or a third-party vendor has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue. The determination of whether we meet many of the attributes for gross and net revenue recognition is judgmental in nature and is based on an evaluation of the terms of each arrangement. A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income.

Receivable reserves

Sales credit reserves

        We make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a sales credit reserve related to unknown billing errors and disputes based on historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and judgment.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience, a specific customer's ability to meet its financial obligations to us and the general economic environment. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including our wholesale customers, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers and a worsening of economic conditions may require changes to our estimate of the recoverability of the receivables. The determination of our allowance for doubtful accounts reserve requirements involves significant estimation and judgment.

Cost of Revenues

        Cost of revenues includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals.

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

Income taxes

        Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties if it is more-likely-than-not that additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

        We recognize deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount or timing of valuation allowance releases.

        We continue to maintain a valuation allowance of $39.9 million against certain deferred tax assets. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital. A valuation allowance of $7.9 million relates to net operating losses in certain jurisdictions where we believe it is not more-likely-than-not to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets. Adjustments could be required in the future if we estimate that the amount of deferred tax assets that we are more-likely-than-not able to realize is more or less than the net amount we have recorded. Any decrease in the valuation allowance could have the effect of increasing stockholders' equity and/or decreasing the income tax provision in the statement of operations.

Recoverability of noncurrent assets

Goodwill

        We test goodwill for impairment at least annually. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. During the fourth quarter of 2011, we adopted new guidance for goodwill testing that allows us to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

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

        Application of the goodwill impairment test requires judgment, including performing the qualitative assessment, the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment or impact the amount of the impairment.

Long-lived assets

        For noncurrent assets such as property and equipment and definite-lived intangible assets, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management's best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

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

        Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts and acquired developed technologies, the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Fair value measurements

        As of December 31, 2010 and 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These included our cash equivalents and marketable securities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as observable inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        We classify certain marketable securities, including government and agency securities, corporate debt securities, commercial paper and certificates of deposit, within Level 2 because these securities are valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Determining the fair values of these marketable securities requires judgment. If other assumptions and estimates had been used, the fair value of our marketable securities could have been materially impacted.

Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurements. This guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued authoritative guidance which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

        In September 2011, the FASB issued authoritative guidance related to goodwill testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in the fourth quarter of 2011. The adoption did not have a material impact on our consolidated financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2010 and 2011, we had approximately $594.3 million and $637.1 million, respectively, of long-term debt outstanding (excluding capital lease obligations), all of which bear interest at fixed rates. The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2010 and 2011:

	As of December 31, 2010		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior notes	$351,251	$352,625	$346,856	$320,578
EarthLink convertible senior notes	243,069	300,281	—	—
EarthLink senior notes	—	—	290,221	284,700

Total debt, excluding capital leases	$594,320	$652,906	$637,077	$605,278

        We are also exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we have historically maintained our portfolio of investments in a variety of securities, including government agency and notes, corporate debt securities, commercial paper and certificates of deposit, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2010 and 2011, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.    Financial Statements And Supplementary Data.

EARTHLINK, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

        We have audited EarthLink, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of EarthLink, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

                    /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

EARTHLINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$242,952	$211,783
Marketable securities	307,814	28,606
Restricted cash	2,270	1,781
Accounts receivable, net of allowance of $1,182 and $7,323 as of December 31, 2010 and 2011, respectively	60,216	114,757
Prepaid expenses	12,161	13,163
Deferred income taxes, net	45,661	38,437
Other current assets	14,802	23,530

Total current assets	685,876	432,057
Long-term marketable securities	12,304	1,001
Property and equipment, net	241,111	389,549
Deferred income taxes, net	189,037	172,376
Goodwill	259,046	378,235
Other intangible assets, net	135,364	285,361
Other long-term assets	1,240	21,872

Total assets	$1,523,978	$1,680,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,272	$15,972
Accrued payroll and related expenses	18,402	28,410
Accrued interest	8,622	11,955
Other accrued liabilities	67,007	116,396
Deferred revenue	40,921	68,182
Current portion of long-term debt and capital lease obligations	243,069	1,655

Total current liabilities	395,293	242,570
Long-term debt and capital lease obligations	351,251	653,765
Other long-term liabilities	19,566	30,972

Total liabilities	766,110	927,307
Commitments and contingencies (See Note 14)
Stockholders' equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and 2011	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 191,825 and 196,202 shares issued as of December 31, 2010 and 2011, respectively, and 108,382 and 106,193 shares outstanding as of December 31, 2010 and 2011, respectively	1,918	1,962
Additional paid-in capital	2,061,555	2,071,298
Accumulated deficit	(648,235)	(613,668)
Treasury stock, at cost, 83,443 and 90,009 shares as of December 31, 2010 and 2011, respectively	(657,611)	(706,434)
Accumulated other comprehensive income (loss)	241	(14)

Total stockholders' equity	757,868	753,144

Total liabilities and stockholders' equity	$1,523,978	$1,680,451

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2010	2011
	(in thousands, except per share data)
Revenues	$723,729	$622,212	$1,314,104
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	265,668	234,633	590,486
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	222,181	178,417	406,358
Depreciation and amortization	23,962	23,390	160,083
Impairment of goodwill and intangible assets	24,145	1,711	—
Restructuring and acquisition-related costs	5,615	22,368	32,068

Total operating costs and expenses	541,571	460,519	1,188,995

Income from operations	182,158	161,693	125,109
Interest expense and other, net	(21,125)	(23,409)	(70,640)

Income before income taxes	161,033	138,284	54,469
Income tax benefit (provision)	126,085	(56,804)	(19,902)

Net income	$287,118	$81,480	$34,567

Net income per share
Basic	$2.69	$0.75	$0.32

Diluted	$2.66	$0.74	$0.32

Weighted average common shares outstanding
Basic	106,909	108,057	108,098

Diluted	108,084	109,468	108,949

Dividends declared per common share	$0.28	$0.62	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit				Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2008	188,264	$1,883	$2,135,887	$(1,016,833)	(79,748)	$(634,420)	$(42)	$486,475
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	2,208	22	5,054	—	—	—	—	5,076
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(5,450)	—	—	—	—	(5,450)
Dividends paid on shares outstanding and restricted stock units	—	—	(30,006)	—	—	—	—	(30,006)
Dividends payable on restricted stock units	—	—	(616)	—	—	—	—	(616)
Stock-based compensation expense	—	—	13,231	—	—	—	—	13,231
Repurchase of common stock	—	—	—	—	(3,592)	(22,340)	—	(22,340)
Unrealized holding gains on certain investments, net of tax	—	—	—	—	—	—	536	536	$536
Net income	—	—	—	287,118	—	—	—	287,118	287,118

Total comprehensive income									$287,654

Balance as of December 31, 2009	190,472	1,905	2,118,100	(729,715)	(83,340)	(656,760)	494	734,024

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,353	13	2,738	—	—	—	—	2,751
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(3,535)	—	—	—	—	(3,535)
Dividends paid on shares outstanding and restricted stock units	—	—	(67,474)	—	—	—	—	(67,474)
Dividends payable on restricted stock units	—	—	(514)	—	—	—	—	(514)
Stock-based compensation expense	—	—	9,919	—	—	—	—	9,919
Restricted stock units assumed and converted	—	—	2,275	—	—	—	—	2,275
Debt redemption	—	—	(176)	—	—	—	—	(176)
Change in deferred tax asset	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	(103)	(851)	—	(851)
Unrealized holding losses on certain investments, net of tax	—	—	—	—	—	—	(253)	(253)	$(253)
Net income	—	—	—	81,480	—	—	—	81,480	81,480

Total comprehensive income									$81,227

Balance as of December 31, 2010	191,825	1,918	2,061,555	(648,235)	(83,443)	(657,611)	241	757,868

Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units	1,379	14	605	—	—	—	—	619
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(5,572)	—	—	—	—	(5,572)
Dividends paid on shares outstanding and restricted stock units	—	—	(22,913)	—	—	—	—	(22,913)
Dividends payable on restricted stock units	—	—	702	—	—	—	—	702
Stock-based compensation expense	—	—	13,497	—	—	—	—	13,497
Issuance of common stock in connection with acquisition of One Communications	2,998	30	23,568	—	—	—	—	23,598
Return of One Communications escrow shares	—	—	—	—	(233)	(1,834)	—	(1,834)
Change in deferred tax asset	—	—	(144)	—	—	—	—	(144)
Repurchase of common stock	—	—	—	—	(6,333)	(46,989)	—	(46,989)
Unrealized holding losses on certain investments, net of tax	—	—	—	—	—	—	(255)	(255)	$(255)
Net income	—	—	—	34,567	—	—	—	34,567	34,567

Total comprehensive income									$34,312

Balance as of December 31, 2011	196,202	$1,962	$2,071,298	$(613,668)	(90,009)	$(706,434)	$(14)	$753,144

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Cash flows from operating activities:
Net income	$287,118	$81,480	$34,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,962	23,390	160,083
Impairment of goodwill and intangible assets	24,145	1,711	—
Non-cash income taxes	(135,359)	49,536	16,125
Stock-based compensation	13,231	9,959	13,466
Amortization of debt discount, premium and issuance costs	13,644	14,294	11,136
Gain on conversion and repayment of debt	—	(172)	(2,449)
Other operating activities	1,666	153	2,868
Decrease (increase) in accounts receivable, net	10,009	16	(4,045)
Decrease (increase) in prepaid expenses and other assets	8,193	1,490	(17,502)
Decrease in accounts payable and accrued and other liabilities	(29,839)	(25,175)	(78,795)
(Decrease) increase in deferred revenue	(8,148)	(2,233)	10,780

Net cash provided by operating activities	208,622	154,449	146,234
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(192,252)	(43,095)
Purchases of property and equipment	(13,119)	(24,025)	(101,967)
Purchases of marketable securities	(56,702)	(362,127)	(29,621)
Sales and maturities of marketable securities	24,259	132,592	319,729
Payments to settle precombination stock awards	—	(9,062)	—
Proceeds received from investments in other companies	8,441	1,618	—
Other investing activities	—	(937)	(3,452)

Net cash (used in) provided by investing activities	(37,121)	(454,193)	141,594
Cash flows from financing activities:
Proceeds from issuance of debt, net of issue costs	—	—	278,256
Repayment of debt and capital lease obligations	(36)	(35)	(528,550)
Repurchases of common stock	(22,340)	(851)	(46,989)
Payment of dividends	(30,006)	(67,474)	(22,913)
Proceeds from exercises of stock options	5,312	2,829	619
Other financing activities	—	(2,768)	580

Net cash used in financing activities	(47,070)	(68,299)	(318,997)

Net increase (decrease) in cash and cash equivalents	124,431	(368,043)	(31,169)
Cash and cash equivalents, beginning of year	486,564	610,995	242,952

Cash and cash equivalents, end of year	$610,995	$242,952	$211,783

The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        EarthLink, Inc. ("EarthLink" or the "Company"), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company's Business Services segment provides a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. The Company's Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including 28,000 route fiber miles, 90 metro fiber rings and four secure data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company's business segments, see Note 17, "Segment Information."

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of services; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; fair values of investments; stock-based compensation expense; unrecognized tax benefits; contingent liabilities; and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's Consolidated Statements of Operations.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at amortized cost, which approximates fair value.

Restricted Cash

        The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current in the Consolidated Balance Sheets according to the duration of the restriction and the purpose for which the restriction exists.

Marketable Securities

        Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders' equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are included in interest expense and other, net, in the Consolidated Statements of Operations and are determined on a specific identification basis.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience, a specific customer's ability to meet its financial obligations to the Company and the general economic environment. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts are recorded as a selling, general and administrative expense in the Consolidated Statements of Operations.

        The Company's allowance for doubtful accounts was $1.2 million and $7.3 million as of December 31, 2010 and 2011, respectively. The Company recorded bad debt expense of $6.2 million, $3.6 million and $9.9 million during the years ended December 31, 2009, 2010 and 2011, respectively. The Company's write-offs of uncollectible accounts were $8.5 million, $4.1 million and $3.8 million during the years ended December 31, 2009, 2010 and 2011, respectively.

Inventories

        Inventories consist of finished goods and are stated at the lower of cost or market value, using the first-in, first-out method. Inventories are included in other current assets in the Consolidated Balance Sheets.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and any gains and losses are included in interest expense and other, net, or as facility exit and restructuring costs in the Consolidated Statements of Operations, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

        Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. The estimated useful lives of property and equipment are as follows:

Buildings	15–30 years
Communications and fiber optic network	10–20 years
Computer equipment and software	2–5 years
Office and other equipment	2–5 years
Customer acquisition costs	31–36 months
Leasehold improvements	Shorter of estimated useful life or lease term

        The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs related to its Business Services customers to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.

Equity Investments in Other Companies

        Investments in other companies were accounted for under the cost method of accounting because the Company did not have the ability to exercise significant influence over the companies' operations. Under the cost method of accounting, investments in private companies were carried at cost and only adjusted for other-than-temporary declines in fair value and distributions of earnings. For cost method investments in public companies that have readily determinable fair values, the Company classified its investments as available for sale and, accordingly, recorded these investments at their fair values with unrealized gains and losses included as a separate component of stockholders' equity and in total comprehensive income. Upon sale or liquidation, realized gains and losses were included in interest expense and other, net, in the Consolidated Statements of Operations. Amounts reclassified out of accumulated other comprehensive income into earnings were determined on a specific identification basis.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a company, the Company determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party valuation specialist's appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. Subscriber bases acquired directly are valued at cost plus assumed service liabilities, which approximates fair value at the time of purchase.

        The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and indefinite-lived intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might have an other than temporary impairment. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. Impairment testing of intangible assets deemed to have indefinite lives is performed by comparing the carrying value of the asset to the fair value. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized equal to the excess.

Long-Lived Assets

        The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Leases

        The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company's operating lease agreements include scheduled rent escalations or rent holiday over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company's rent expense on a straight-line basis over the term of the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.

Asset Retirement Obligations

        The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to retire upon termination of the associated lease agreement and the return of facilities to pre-lease condition. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company's asset retirement obligations were $2.1 million and $4.3 million as of December 31, 2010 and 2011, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.

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

        The Company's Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. The Company presents its Business Services revenue into the following three categories: (1) retail services, which includes data, voice and managed IT services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

        The Company's Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company presents its Consumer Services revenue into the following two categories: (1) access services, which includes narrowband and broadband Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

        Multiple element arrangements.    Revenues may be part of multiple element arrangements, such as equipment sold with data and voices services. For multiple element arrangements, the Company separates deliverables into units of accounting and recognizes revenue for each unit of accounting based on evidence of each unit's relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met. Each deliverable is considered a separate unit of accounting if the delivered item has stand-alone value to the customer. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: 1) the price the Company sells the same unit for when the Company sells it separately; 2) the price another vendor would sell a generally interchangeable item; or 3) the Company's best estimate of the stand-alone price.

        Gross versus net revenue recognition.    The Company offers certain services that are provided by third-party vendors. When the Company is the primary obligor in a transaction, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company records the revenue on a gross basis. If the Company is not the primary obligor and/or a third-party vendor has latitude in establishing prices, the Company records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

        Activation and installation.    When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor. The costs associated with such activation and installation activities are deferred and recognized as operating expense over the same period to the extent they are recoverable based on future revenues.

        Sales credit reserves.    The Company makes estimates for potential future sales credits to be issued in respect of earned revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. The Company analyzes historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating its credit reserve requirements. The Company reserves known billing errors and service interruptions as incurred. The Company reviews customer disputes and reserves against those we believe to be valid claims. The Company also estimates a sales credit reserve related to unknown billing errors and disputes based on historical credit activity.

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

        Cost of revenues for the Company's Business Services segment primarily consists of the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers for use with the Company's services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network. These costs are expensed as incurred. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company's service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Cost of revenues for the Company's Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide the Company's Internet access services; fees paid to content providers for information provided on the Company's online properties; and the cost of equipment sold to customers for use with the Company's services. Consumer Services cost of revenues also includes sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware and free Internet access on a trial basis.

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

Advertising Costs

        Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses were $13.8 million, $12.4 million and $8.6 million during the years ended December 31, 2009, 2010 and 2011, respectively.

Stock-Based Compensation

        As of December 31, 2011, EarthLink had various stock-based compensation plans, which are more fully described in Note 11, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted closing price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. Acquisition-related costs consist of external costs directly related to EarthLink's acquisitions, including transaction-related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; facility-related costs, such as lease termination and asset impairments; costs to settle stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs.

Post-Employment Benefits

        Post-employment benefits primarily consist of the Company's severance plans. When the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.

Interest Expense and Other, Net

        Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases, amortization of debt issuance costs, debt premiums and debt discounts; interest earned on the Company's cash, cash equivalents and marketable securities; and other miscellaneous income and expense items, including gain (loss) on investments and gain (loss) on sale and disposal of property and equipment. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Interest expense	$(26,245)	$(29,692)	$(74,949)
Interest income	5,860	5,390	4,678
Other, net	(740)	893	(369)

Interest expense and other, net	$(21,125)	$(23,409)	$(70,640)

Contingencies

        The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if it is more-likely-than-not that those assets will not be realized. EarthLink considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax benefit (provision) in the Consolidated Statements of Operations.

Earnings per Share

        The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units and convertible debt (collectively "Common Stock Equivalents"), were exercised or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

        The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands, except per share data)
Numerator
Net income	$287,118	$81,480	$34,567

Denominator
Basic weighted average common shares outstanding	106,909	108,057	108,098
Dilutive effect of Common Stock Equivalents	1,175	1,411	851

Diluted weighted average common shares outstanding	108,084	109,468	108,949

Basic net income per share	$2.69	$0.75	$0.32

Diluted net income per share	$2.66	$0.74	$0.32

        During the years ended December 31, 2009, 2010 and 2011, approximately 4.9 million, 2.6 million and 1.9 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods. The shares that underlie the Company's convertible senior notes were also excluded from the calculation of diluted earnings per share during the year ended December 31, 2009 because their effect would have been anti-dilutive. The convertible senior notes were redeemed and repaid during the year ended December 31, 2011, so their effect will not be dilutive in future periods.

Comprehensive Income

        Comprehensive income as presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2010 and 2011includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale, which are excluded from the Consolidated Statements of Operations.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Risks and Concentrations

        Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. In addition, credit risk for the Company's cash equivalents and marketable securities may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of the Company's cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect the Company's financial position, results of operations and cash flows. The Company's investment policy limits investments to investment grade instruments.

        Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2010, one company accounted for approximately 10% of gross accounts receivable. As of December 31, 2011, no company accounted for more than 10% of gross accounts receivable.

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

        The Company also relies on the reliability, capacity and effectiveness of its outsourced customer service and technical support providers. The Company's Consumer Services segment relies primarily on one customer service and technical support vendor. The Company's contract with its primary Consumer Services segment customer service and technical support vendor ends in the second quarter of 2012. The customer service and technical support service providers may become subject to financial, economic, environmental and political risks, system failures or other services interruptions beyond the Company's or the providers' control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Fair Value of Financial Instruments

        The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short- and long-term investments in marketable securities consist of available-for-sale securities that are carried at fair value.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurements. This guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued authoritative guidance which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

        In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of 2011. The adoption did not have a material impact on its consolidated financial statements.

3.     Acquisitions

Acquisition of ITC^DeltaCom

        On December 8, 2010, EarthLink acquired ITC^DeltaCom, Inc. ("ITC^DeltaCom"), a provider of integrated communications services to customers in the southeastern U.S., at a price of $3.00 per share. EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. The primary reason for the acquisition was to enable the Company to transform its business from an Internet services provider ("ISP") to residential customers into a network and communications provider for business customers, by combining its existing business services with ITC^DeltaCom's integrated communications business. EarthLink has included the financial results of ITC^DeltaCom in its consolidated financial statements from the date of the acquisition.

        The following table summarizes the fair value of consideration transferred to acquire ITC^DeltaCom (in thousands):

Acquisition of approximately 83.8 million shares of outstanding common stock of ITC^DeltaCom at $3.00 per share in cash	$251,489
Estimated fair value of retricted stock units assumed and converted	2,275

Total estimated consideration	$253,764

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Also in connection with the merger, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted attributable to precombination services was included in the total consideration transferred, while the fair value of restricted stock units assumed and converted attributable to postcombination services will be recorded as operating expenses in the postcombination statement of operations on a straight-line basis over the remaining service periods. The total fair value of restricted stock units assumed and converted was $5.3 million, of which $2.3 million was included in the total consideration transferred and $3.0 million is being recorded as operating expense in the Consolidated Statement of Operations on a straight-line basis over the remaining service periods.

        The Company allocated the total estimated consideration to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the amounts of identified assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Acquired Assets:
Cash and cash equivalents	$59,237
Property and equipment	200,546
Goodwill	170,126
Intangible assets	131,200
Deferred tax assets, net	85,295
Other assets	59,532

Total assets	705,936

Assumed Liabilities:
Senior secured notes due 2016	(351,520)
Deferred revenue	(17,905)
Other liabilities	(82,747)

Total liabilities	(452,172)

Total consideration	$253,764

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Other assets includes a fair value of $39.7 million assigned to accounts receivable which had a gross contractual value of $43.4 million as of December 8, 2010. The $3.7 million difference represents the Company's best estimate of the contractual cash flows that will not be collected.

        Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and ITC^DeltaCom. All of the goodwill was assigned to the Company's Business Services segment. The goodwill recognized is not expected to be deductible for income tax purposes.

        During the year ended December 31, 2011, the Company recorded a $3.2 million increase to goodwill from adjustments in the fair value of assets and liabilities assumed that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date. The measurement period for the ITC^DeltaCom acquisition is closed.

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

One Communications

        On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. ("One Communications"), a privately-held integrated telecommunications solutions provider serving customers in the Northeast, Mid-Atlantic and Upper Midwest. EarthLink acquired 100% of One Communications in a merger transaction with One Communications surviving as a wholly-owned subsidiary of EarthLink. One Communications stockholders had the right to elect to receive the net merger consideration in the form of cash or EarthLink common stock. The primary reason for the acquisition was to further transform the Company into a network and communications provider for business customers by expanding its IP network footprint. EarthLink also believes the acquisition will provide strategic benefits because One Communications has a large established customer base that generates cash. EarthLink has included the financial results of One Communications in its consolidated financial statements from the date of the acquisition. EarthLink's Consolidated Statement of Operations for the year ended December 31, 2011 included $358.0 million of One Communications' revenue and $16.8 million of One Communications' net loss.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included assumption and repayment of debt and other liabilities and certain working capital and other adjustments. Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. In addition, EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of the 1.3 million shares deposited in escrow and 1.7 million shares issued to One Communications shareholders. During the year ended December 31, 2011, $3.5 million (including 0.2 million shares) that was used to fund certain post-closing employment-related obligations was returned from escrow.

        The resulting fair value of consideration transferred was $39.9 million, which consisted of $20.0 million in cash paid to acquire the outstanding common stock of One Communications and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values. The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, income and non-income based taxes and residual goodwill.

        The following is a preliminary allocation of the consideration transferred based on currently available information (in thousands):

Acquired Assets:
Cash and cash equivalents	$11,304
Property and equipment	144,538
Goodwill	86,465
Intangible assets	185,850
Other assets	67,941

Total assets	496,098

Assumed Liabilities:
Debt	(266,275)
Deferred revenue	(11,379)
Deferred tax liability, net	(755)
Other liabilities	(177,762)

Total liabilities	(456,171)

Total consideration	$39,927

        Included in other assets is accounts receivable with an estimate of fair value of $49.9 million and a gross contractual value of $59.2 million. The difference represents the Company's best estimate of the contractual cash flows that will not be collected.

        Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the goodwill will be assigned to the Company's Business Services segment. The goodwill is not expected to be deductible for income tax purposes.

        The following table summarizes the components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$168,600	5 Years
Developed technology	12,000	3 Years
Trade name	3,900	3 Years
Other	1,350	5 Years

Total intangible assets	$185,850

Saturn Telecommunication Services Inc.

        On March 2, 2011, EarthLink acquired Saturn Telecommunication Services Inc. and affiliates ("STS Telecom"), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated Voice-over-Internet Protocal ("VoIP") platform. The primary reason for the acquisition was for the Company to leverage STS Telecom's expertise in managed hosted VoIP on a nationwide basis as part of its VoIP offerings and to gain its customer base and cash flows.

        The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $21.4 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.2 million of net liabilities assumed. The allocation of the consideration transferred was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill. EarthLink has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company's consolidated financial statements.

Other

        During the year ended December 31, 2011, EarthLink acquired certain other companies and purchased certain assets to expand its services and products offerings for a total of $13.0 million of cash consideration and $1.2 million of debt repayment. These acquisitions were not significant individually or in the aggregate. Purchased identifiable intangible assets related to these acquisitions was $5.2 million and residual goodwill was $8.1 million. The allocation of the consideration transferred was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change. EarthLink has included the financial results of these companies in its consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to the Company's consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information

        The following unaudited pro forma revenue and earnings assumes the acquisitions of ITC^DeltaCom and One Communications occurred on January 1, 2010:

	Year Ended December 31,
	2010	2011
	(in thousands)
Total revenues	$1,599,462	$1,447,767
Net income (loss)	(70,173)	53,244

4.     Restructuring and Acquisition-Related Costs

        Restructuring and acquisition-related costs consisted of the following during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
2007 Restructuring Plan	$5,743	$1,121	$278
Legacy Restructuring Plans	(128)	294	—

Total facility exit and restructuring costs	5,615	1,415	278
Acquisition-related costs	—	20,953	31,790

Restructuring and acquisition-related costs	$5,615	$22,368	$32,068

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

        The following table summarizes facility exit and restructuring costs during the years ended December 31, 2009, 2010 and 2011 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the years ended December 31, 2009, 2010 and 2011 were primarily the result of changes to sublease estimates in the Company's exited facilities and additional costs

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for lease terminations. Such costs have been classified as restructuring and acquisition-related costs in the Consolidated Statements of Operations.

	Year Ended December 31,			Cumulative Costs Incurred To Date
	2009	2010	2011
	(in thousands)
Severance and personnel-related costs	$—	$—	$—	$30,764
Lease termination and facilities-related costs	5,697	1,012	355	24,088
Non-cash asset impairments	46	109	(77)	24,824
Other associated costs	—	—	—	1,131

	$5,743	$1,121	$278	$80,807

        The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2009, 2010 and 2011, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

	Facilities	Asset Impairments	Total
	(in thousands)
Balance as of December 31, 2008	$16,694	$—	$16,694
Accruals	5,697	46	5,743
Payments	(5,442)	—	(5,442)
Non-cash charges	489	(46)	443

Balance as of December 31, 2009	17,438	—	17,438
Accruals	1,012	109	1,121
Payments	(5,205)	—	(5,205)
Non-cash charges	368	(109)	259

Balance as of December 31, 2010	13,613	—	13,613
Accruals	355	(77)	278
Payments	(6,697)	77	(6,620)
Non-cash charges	161	—	161

Balance as of December 31, 2011	$7,432	$—	$7,432

        Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2010 and 2011, approximately $4.7 million and $3.1 million, respectively, was classified as other accrued liabilities and approximately $8.9 million and $4.3 million, respectively, was classified as other long-term liabilities.

Legacy Restructuring Plans

        During the years ended December 31, 2003, 2004 and 2005, EarthLink executed a series of plans to restructure and streamline its contact center operations and outsource certain internal functions (collectively referred to as "Legacy Plans"). The Legacy Plans included facility exit costs, personnel-related costs and asset disposals. EarthLink periodically evaluates and adjusts its estimates for facility exit and restructuring costs based on currently-available information. Such adjustments are included as

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring and acquisition-related costs in the Consolidated Statements of Operations. During the year ended December 31, 2009, EarthLink recorded a reduction of $ $0.1 million and during the year ended December 31 2010, EarthLink recorded $0.3 million of facility exit and restructuring costs as a result of changes in estimates for Legacy Plans. As of December 31, 2011, all costs related to Legacy Plans had been paid or otherwise settled.

Acquisition-Related Costs

        Acquisition-related costs consist of external costs directly related to EarthLink's acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; costs to settle stock-based awards attributable to postcombination service in connection with the ITC^DeltaCom acquisition; facility-related costs, such as lease termination and asset impairments; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Consolidated Statement of Operations. Acquisition-related costs consisted of the following during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Transaction-related costs	$—	$10,164	$5,756
Severance and retention costs	—	5,047	16,460
Costs to settle postcombination stock awards	—	5,742	—
Facility-related costs	—	—	5,530
Integration-related costs	—	—	4,044

Total acquisition-related costs	$—	$20,953	$31,790

5.     Investments

Marketable Securities

        The Company's marketable securities consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Government and agency securities	$284,441	$11,304
Corporate debt securities	21,011	11,057
Commercial paper	14,666	4,246
Certificates of deposit	—	3,000

Total marketable securities	320,118	29,607
Less: classified as current	(307,814)	(28,606)

Total long-term marketable securities	$12,304	$1,001

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables summarize gross unrealized gains and losses as of December 31, 2010 and 2011 on the Company's marketable securities designated as available-for-sale:

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$284,087	$(1)	$355	$284,441
Corporate debt securities	20,980	(7)	38	21,011
Commercial paper	14,658	—	8	14,666

	$319,725	$(8)	$401	$320,118

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$11,306	$(2)	$—	$11,304
Corporate debt securities	11,069	(12)	—	11,057
Commercial paper	4,246	—	—	4,246
Certificates of deposit	3,000	—	—	3,000

	$29,621	$(14)	$—	$29,607

        Investments in marketable securities primarily consist of government and agency notes, which included U.S. treasury securities and government-sponsored debt securities, corporate debt securities, commercial paper and certificates of deposit, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. During year ended December 31, 2011, the Company sold certain investments in marketable securities and recognized a realized gain of $0.4 million, which was included in interest expense and other, net, in the Condensed Consolidated Statement of Operations.

Equity Investments in Other Companies

        During the year ended December 31, 2009, EarthLink sold 2.2 million of Sprint Nextel shares for net proceeds of $8.2 million and recognized a $7.6 million gain resulting from the receipt of Sprint Nextel shares and the subsequent sale, which is included in interest expense and other, net, in the Consolidated Statement of Operations. During the year ended December 31, 2010, EarthLink sold 0.2 million of the Sprint Nextel shares for net proceeds of $1.0 million and recognized a gain of $0.1 million. During the year ended December 31, 2010, the Company sold its remaining equity investments in other companies. As a result, equity investments in other companies were reduced to zero as of December 31, 2010.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     Property and Equipment

        Property and equipment consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Communciations and fiber optic networks	$232,723	$354,997
Computer equipment and software	88,377	172,178
Office and other equipment	10,742	18,041
Land and buildings	42,807	42,869
Leasehold improvements	53,784	34,847
Work in progress	7,258	30,179

	435,691	653,111
Less accumulated depreciation	(194,580)	(263,562)

	$241,111	$389,549

        Depreciation expense, which includes depreciation expense associated with property under capital leases, was $16.2 million, $17.6 million and $100.9 million for the years ended December 31, 2009, 2010 and 2011, respectively.

        During the year ended December 31, 2011, the Company wrote-down and retired abandoned and disposed property and equipment that had a cost basis of $48.0 million and accumulated depreciation of $42.0 million.

7.     Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2011 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Goodwill	$88,920	$258,004	$346,924
Accumulated impairment loss	—	(87,878)	(87,878)

Balance as of December 31, 2010	88,920	170,126	259,046
Goodwill acquired during year		115,953	115,953
Goodwill adjustments	—	3,236	3,236

Goodwill	88,920	377,193	466,113
Accumulated impairment loss	—	(87,878)	(87,878)

Balance as of December 31, 2011	$88,920	$289,315	$378,235

        Goodwill acquired during the period resulted from EarthLink's acquisitions of One Communications, STS Telecom and certain other companies, which are more fully described in Note 3, "Acquisitions." Goodwill adjustments during the period resulted from adjustments in the fair value of assets and liabilities

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed in the acquisition of ITC^DeltaCom that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

        The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2010 and 2011 were as follows:

	As of December 31, 2010			As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$192,414	$(71,067)	$121,347	$381,958	$(121,755)	$260,203
Developed technology and software	10,611	(821)	9,790	24,311	(6,279)	18,032
Trade names	5,221	(994)	4,227	9,121	(3,507)	5,614
Other	—	—	—	1,800	(288)	1,512

	$208,246	$(72,882)	$135,364	$417,190	$(131,829)	$285,361

        The Company's identifiable intangible assets consist of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives. The gross carrying value of identifiable intangible assets as of December 31, 2011 includes $168.6 million of customer relationships, $12.0 million of developed technology, $3.9 million of trade name assets and $1.4 million of other assets resulting from the One Communications acquisition and includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition.

        Definite-lived intangible assets are amortized over their estimated useful lives. The Company's customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2011, the weighted average amortization periods were 5.2 years for customer relationships, 4.1 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

        Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Operations, for the years ended December 31, 2009, 2010 and 2011 was as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Amortization expense	$7,749	$5,745	$59,219

        Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $68.7 million, $67.0 million, $61.4 million, $59.0 million, $28.2 million and $1.0 million during the years ending December 31, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the year ended December 31, 2011, the Company removed fully amortized intangible assets that had a gross carrying value and accumulated amortization of $10.1 million.

Impairment of Goodwill and Intangible Assets

        During the years ended December 31, 2009 and 2010, the Company recorded non-cash impairment charges of $24.1 million and $1.7 million, respectively, which are included in impairment of goodwill and intangible assets in the Consolidated Statements of Operations.

        After completing its annual impairment test during the fourth quarter of 2009, the Company concluded that goodwill and certain intangible assets recorded as a result of its April 2006 New Edge acquisition were impaired and recorded non-cash impairment charges related to the New Edge reporting unit of $23.9 million for goodwill and $0.2 million for the indefinite-lived trade name. As a result, there is no remaining carrying value related to New Edge goodwill. The primary factor contributing to the impairment charge was continued sales pressure in the small and medium-sized business market due to the economy, which adversely impacted the Company's long-range financial outlook.

        The annual impairment test during the fourth quarters of 2010 and 2011 indicated that the fair value of the Company's reporting units exceeded their carrying values. As a result, the Company concluded that its remaining goodwill was not impaired and did not record a goodwill impairment charge during the years ended December 31, 2010 and 2011.

        Goodwill.    Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The Company had identified three reporting units for evaluating goodwill for the 2009 and 2010 annual impairment tests, which were Consumer Services, New Edge and Web Hosting. The Company identified seven reporting units for evaluating goodwill for the 2011 annual impairment test, which were Consumer Services, New Edge, ITC^DeltaCom, One Communications, STS Telecom, Managed Services and Web Hosting. The Consumer Services reportable segment was one reporting unit, while the Business Services reportable segment consisted of the remaining reporting units. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results.

        Upon completion of the first step during the year ended December 31, 2009, the Company determined that the carrying value of its New Edge reporting unit exceeded its estimated fair value. The first step of the annual impairment test involves comparing the estimated fair value of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method. In certain years, the Company also took into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit.

        Because indicators of impairment existed for the New Edge reporting unit, the Company performed the second step of the test. The implied fair value of goodwill was determined in the same manner as utilized to estimate the amount of goodwill recognized in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the New Edge reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the New Edge reporting unit over the amounts assigned to its assets and liabilities. The impairment loss of $23.9 million

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the year ended December 31, 2009 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. The Company did not record any impairment charges for goodwill during the years ended December 31, 2010 and 2011.

        Indefinite-lived intangible assets.    The impairment test for the Company's indefinite-lived intangible assets, which consist of trade names, involves a comparison of the estimated fair value of the intangible asset with its carrying value. The Company determined the fair values of its trade names using the royalty savings method, in which the fair value of the asset was calculated based on the present value of the royalty stream that the Company saves by owning the asset. Given the economic environment and other factors noted above, the Company decreased its estimates for revenues associated with its New Edge trade name. As a result, the Company recorded a non-cash impairment charge of $0.2 million during the year ended December 31 2009, related to its New Edge trade name.

        In November 2010, the Company decided to re-brand the New Edge name as EarthLink Business. The Company recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down its New Edge trade name. As a result, there is no remaining carrying value related to the New Edge trade name.

        Definite-lived intangible assets.    The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2009, 2010 and 2011.

8.     Other Accrued Liabilities

        Other accrued liabilities consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Accrued communications costs	$14,845	$30,720
Accrued taxes and surcharges	18,117	30,683
Facility exit and restructuring liabilities	4,749	3,639
Deposits and due to customers	4,651	10,217
Other	24,645	41,137

	$67,007	$116,396

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Long-Term Debt and Capital Lease Obligations

        The Company's long-term debt and capital lease obligations consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$325,000	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	26,251	22,056
EarthLink senior notes due May 2019	—	300,000
Unamortized discount on EarthLink senior notes due May 2019	—	(9,779)
EarthLink convertible senior notes due November 2026	255,791	—
Unamortized discount on EarthLink convertible senior notes due November 2026	(12,722)	—
Capital lease obligations	—	18,343

Carrying value of debt and capital lease obligations	594,320	655,420
Less current portion of debt and capital lease obligations	(243,069)	(1,655)

Long-term debt and capital lease obligations	$351,251	$653,765

ITC^DeltaCom Senior Secured Notes due April 2016

        General.    In connection with the acquisition of ITC^DeltaCom, EarthLink assumed ITC^DeltaCom's outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the "ITC^DeltaCom Notes"). The ITC^DeltaCom Notes were not repaid or guaranteed by EarthLink. The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the ITC^DeltaCom Notes.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Ranking and guaranty.    The ITC^DeltaCom Notes are ITC^DeltaCom's general senior obligations and rank equally in right of payment with any future senior indebtedness. The ITC^DeltaCom Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the ITC^DeltaCom Notes. Currently all of ITC^DeltaCom's subsidiaries are deemed to be restricted subsidiaries under the indenture.

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

        Covenants.    The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom's ability, and the ability of ITC^DeltaCom's restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom's capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and 2011, ITC^DeltaCom was in compliance with all of its financial covenants.

EarthLink Senior Notes due May 2019

        General.    In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8 7/8% Senior Notes due 2019 (the "Senior Notes"). The Senior Notes were issued at 96.555% of their principal amount, resulting in gross proceeds of approximately $289.7 million and net proceeds of $280.2 million after deducting transaction fees of $9.5 million. In September 2011, in accordance with the registration rights granted to the original purchasers of the Senior Notes, the Company completed an exchange offer of the privately placed Senior Notes for new 8 7/8% Senior Notes due 2019 registered with the SEC with substantially identical terms to the original Senior Notes.

        The Senior Notes accrue interest at a rate of 8 7/8% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes will mature on May 15, 2019.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Ranking and guaranty.    The Senior Notes and the related guarantees of certain of the Company's wholly-owned subsidiaries (the "Guarantors") are the Company's and the Guarantors' unsecured senior obligations and rank equally with all of the Company's and the Guarantors' other senior indebtedness.

        Covenants.    The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2011, the Company was in compliance with these covenants.

EarthLink Convertible Senior Notes due November 2026

        General.    In November 2006, the Company issued $258.8 million aggregate principal amount of convertible senior notes due November 15, 2026 (the "Convertible Notes") in a registered offering. In November 2011, the Company redeemed its outstanding Convertible Notes pursuant to the indenture, dated November 17, 2006 (the "Indenture"). Additionally, the Company purchased Convertible Notes which had been put to the Company pursuant to the option purchase terms of the Indenture. The total amount paid by the Company in connection with the redemption and purchase of the Convertible Notes was $259.9 million, which included principal and accrued interest. Upon the redemption and purchase of all of the outstanding Convertible Notes, the Indenture was satisfied and discharged as of November 15, 2011. In connection with the redemption, the Company recognized a $2.4 million gain due to the reversal of deferred interest expense, which is included in interest expense and other, net, in the Consolidated Statement of Operations.

        The Convertible Notes bore interest at 3.25% per year on the principal amount of the Convertible Notes until November 15, 2011, and 3.50% interest per year on the principal amount of the Convertible Notes thereafter, payable semi-annually in May and November of each year. The Convertible Notes ranked as senior unsecured obligations of the Company.

        Redemption.    The Company had the option to redeem the Convertible Notes, in whole or in part, for cash, on or after November 15, 2011, provided that the Company had made at least ten semi-annual interest payments. On October 14, 2011, the Company issued a notice of redemption to redeem all of the Company's outstanding Convertible Notes.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Conversion.    The Convertible Notes were payable with cash and, if applicable, were convertible into shares of the Company's common stock. The initial conversion rate was 109.6491 shares per $1,000 principal amount of Convertible Notes (which represented an initial conversion price of approximately $9.12 per share). As a result of the Company's cash dividend payments, the conversion rate had been adjusted and was 123.5033 shares per $1,000 principal amount of Convertible Notes (which represents a conversion price of approximately $8.10 per share), subject to further adjustment. Upon conversion, a holder would have received cash up to the principal amount of the Convertible Notes and, at the Company's option, cash, shares of the Company's common stock or a combination of cash and shares of common stock for the remainder, if any, of the conversion obligation.

        Under the terms of the indenture governing the Convertible Notes, the Company's payment of cash dividends while the Convertible Notes were outstanding required an adjustment to the conversion rate for the Convertible Notes. In addition, as a result of the adjustment, the Convertible Notes could be surrendered for conversion for a period of time between each dividend declaration date and the record date, as defined in the indenture, for the consideration provided for in the indenture. During the year ended December 31, 2010, $3.0 million principal amount of Convertible Notes were surrendered for conversion for cash payment of $2.8 million, resulting in a gain on conversion of debt of $0.2 million. Such gain is included in interest expense and other, net, in the Consolidated Statement of Operations.

        Accounting.    The Company accounted for the liability and equity components of the Convertible Notes separately. The Company accreted the debt discount related to the equity component to non-cash interest expense over the estimated five-year life of the Convertible Notes, which represented the first redemption date of November 2011.

        The principal amount, unamortized discount and net carrying amount of the debt and equity components as of December 31, 2010 and 2011 are presented below:

	As of December 31,
	2010	2011
	(in thousands)
Principal amount	$255,791	$—
Unamortized discount	(12,722)	—

Net carrying amount	$243,069	$—

Carrying amount of the equity component	$61,847	$—

        The following table presents the associated interest cost related to the Convertible Notes during the years ended December 31, 2009, 2010 and 2011, which consists of both the contractual interest coupon and amortization of the discount on the liability component:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Contractual interest recognized	$8,410	$8,301	$7,274
Discount amortization	12,516	13,477	12,722
Effective interest rate	9.5%	9.5%	9.5%

        Classification.    On November 15, 2011, holders of the Convertible Notes had the right under the governing indenture to require the Company to repurchase the Convertible Notes. As a result, the

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company classified the Convertible Notes as a current liability in the Consolidated Balance Sheets as of December 31, 2010.

Revolving Credit Facility

        General.    On May 20, 2011, the Company entered into a credit agreement (the "Credit Agreement") providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also on May 20, 2011, EarthLink terminated its $30.0 million revolving credit facility entered into on March 18, 2011. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility. Commitment fees and borrowing costs under this facility vary and are based the Company's most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2011, the Company's Commitment Fee was 0.375% and the Company's borrowing cost was LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No amounts were outstanding under the senior secured revolving credit facility as of December 31, 2011. However, $2.0 million of letters of credit were outstanding under the facility as of December 31, 2011.

        Prepayment.    The Company may prepay the senior secured revolving credit facility in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders' breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Company may irrevocably reduce or terminate the unutilized portion of the senior secured revolving credit facility at any time without penalty.

        Covenants.    The Credit Agreement contains representations and warranties, covenants, and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities. However, such covenants will not apply to ITC^DeltaCom and its subsidiaries until the earlier of (i) the repayment or refinancing in full of the ITC^DeltaCom Notes or (ii) the date ITC^DeltaCom and its U.S. subsidiaries become guarantors of the senior secured revolving credit facility. ITC^DeltaCom is not currently a guarantor under the senior secured revolving credit facility. The negative covenants contained in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company's existing notes and the ITC^DeltaCom Notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company's existing notes and the ITC^DeltaCom Notes), in each case subject to certain exceptions set forth in the Credit Agreement.

        Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of December 31, 2011, the Company was in compliance with these financial covenants.

Capital Lease Obligations

        The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Substantially all of these capital leases were assumed by the Company through its acquisition of One Communications. Depreciation expense related to assets under capital leases is included in

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation and amortization expense in the Consolidated Statements of Operations. The future minimum payments due under the leases are as follows (in thousands):

Year Ending December 31,
2012	$3,790
2013	3,378
2014	3,243
2015	3,123
2016	4,386
Thereafter	14,752

Total minimum lease payments	$32,672
Less amounts representing interest	(14,329)

Total capital lease obligations	$18,343

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

Share Repurchases

        Since the inception of the Company's share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink's common stock. As of December 31, 2011, the Company had $98.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes share repurchases during the years ended December 31, 2009, 2010 and 2011 pursuant to the share repurchase program, which have been recorded as treasury stock:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Number of shares repurchased	3,592	103	6,333
Aggregate purchase price	$22,340	$851	$46,989

        Also during the year ended December 31, 2011, 0.2 million shares valued at $1.8 million were returned from the One Communications escrow fund and recorded as treasury stock.

Dividends

        In 2009, the Company began declaring and paying cash dividends on its common stock. During the years ended December 31, 2009, 2010 and 2011, cash dividends declared were $0.28 per common share, $0.62 per common share and $0.20 per common share, respectively, and total dividend payments were $30.0 million, $67.5 million and $22.9 million, respectively. The Company currently intends to pay regular quarterly dividends on its common stock. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company's results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company's Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

11.   Stock-Based Compensation

        Stock-based compensation expense was $13.2 million, $10.0 million and $13.5 million during the years ended December 31, 2009, 2010 and 2011, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

        The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company's common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 23.5 million shares, of which approximately 22.5 million shares were still available for grant as of December 31, 2011. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In connection with the acquisition of ITC^DeltaCom, the Company assumed certain restricted stock units granted under ITC^DeltaCom's stock plans. These restricted stock units generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of December 31, 2011, 0.3 million restricted stock units were outstanding under these plans.

Options Outstanding

        The following table summarizes information concerning stock option activity as of and for year ended December 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2010	2,436	$9.41
Granted	—	—
Exercised	(87)	6.90
Forfeited and expired	(474)	11.55

Outstanding as of December 31, 2011	1,875	8.97	3.4	$40

Vested and expected to vest as of December 31, 2011	1,867	$8.98	3.4	$40

Exercisable as of December 31, 2011	1,867	$8.98	3.4	$40

        The Company did not grant any stock options during the years ended December 31, 2009, 2010 and 2011. The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2011 in excess of the exercise price, multiplied by the number of stock options outstanding or exercisable, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $2.5 million, $1.0 million and $0.1 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company's common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the status of the Company's stock options as of December 31, 2011:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 5.10 to $ 6.90	160	3.9	$6.49	160	$6.49
6.91 to 7.31	329	5.5	7.26	322	7.26
7.32 to 8.90	123	3.8	7.91	123	7.91
8.91 to 9.01	269	2.7	9.01	269	9.01
9.02 to 9.51	315	4.0	9.47	314	9.47
9.52 to 9.89	215	0.2	9.65	215	9.65
10.36 to 10.36	321	3.6	10.36	321	10.36
10.37 to 16.82	143	2.9	11.24	143	11.24

$ 5.10 to $16.82	1,875	3.4	$8.97	1,867	$8.98

Restricted Stock Units

        The following table summarizes the Company's restricted stock units as of and for the year ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of December 31, 2010	2,357	$8.01
Granted	2,467	8.22
Vested	(2,013)	7.94
Forfeited	(205)	8.29

Nonvested as of December 31, 2011	2,606	8.25

        The fair value of restricted stock units is determined based on the closing price of EarthLink's common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2009, 2010 and 2011 was $7.39, $8.46 and $8.22, respectively. As of December 31, 2011, there was $11.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2009, 2010 and 2011 was $15.4 million, $10.8 million and $15.6 million, respectively, which represents the closing price of the Company's common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.   Profit Sharing Plans

        The Company sponsors the EarthLink, Inc. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $1.2 million, $0.9 million and $3.2 million during the years ended December 31, 2009, 2010 and 2011, respectively.

13.   Income Taxes

        The current and deferred income tax benefit (provision) for the years ended December 31, 2009, 2010 and 2011 were as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Current
Federal	$(4,103)	$(3,026)	$(1,491)
State	(5,184)	(4,242)	(2,286)

Total current	(9,287)	(7,268)	(3,777)

Deferred
Federal	124,357	(46,909)	(17,889)
State	11,015	(2,627)	1,764

Total deferred	135,372	(49,536)	(16,125)

Income tax benefit (provision)	$126,085	$(56,804)	$(19,902)

        The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Federal income tax provision at statutory rate	$(56,362)	$(48,362)	$(19,132)
State income taxes, net of federal benefit	(5,757)	(5,357)	(1,955)
Nondeductible expenses	(269)	(2,671)	(220)
Goodwill and intangible asset impairment	(8,362)	—	—
Net change to valuation allowance	198,767	351	370
Change in state tax rate	—	(657)	(185)
Uncertain tax positions	—	—	1,220
Other	(1,932)	(108)	—

Income tax benefit (provision)	$126,085	$(56,804)	$(19,902)

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred tax assets and liabilities include the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$7,746	$11,062
Net operating loss carryforwards	42,669	29,810
Other	5,025	8,775
Valuation allowance	(6,549)	(5,947)
Current deferred tax liabilities:
Accrued liabilities and reserves	—	(268)
Other	(3,230)	(4,995)

Total net current deferred tax assets	45,661	38,437

Non-current deferred tax assets:
Net operating loss carryforwards	$163,824	$166,531
Accrued liabilities and reserves	2,490	5,965
Subscriber base and other intangible assets	53,071	53,525
Valuation allowance	(32,650)	(33,985)
Other	75,835	57,662
Non-current deferred tax liabilities:
Subscriber base and other intangible assets	(54,393)	(62,721)
Accrued liabilities and reserves	—	(1,236)
Indefinite lived intangible assets	(1,385)	(1,644)
Other	(17,755)	(11,721)

Total net non-current deferred tax asset	189,037	172,376

Net deferred tax asset	$234,698	$210,813

        Valuation allowance.    During the year ended December 31, 2009, the Company released $199.0 million of its valuation allowance related to its deferred tax assets. Of the valuation allowance release, $198.8 million was recorded as an income tax benefit in the Consolidated Statement of Operations and $0.2 million related to temporary differences and was recorded to accumulated other comprehensive income on the Consolidated Balance Sheet. These deferred tax assets relate primarily to operating loss carry forwards ("NOLs") which the Company determined it will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in the future.

        During the year ended December 31, 2010, the Company released $0.5 million of its valuation allowance related to its deferred tax assets. This valuation allowance release was a combination of an increase in valuation allowance of $0.4 million relating to stock compensation deferred tax assets, and a decrease in valuation allowance of $0.9 million relating to NOLs, which the Company determined it will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in certain jurisdictions in the future.

        During the year ended December 31, 2011, the Company released $0.4 million of its valuation allowance related to its deferred tax assets, primarily relating to NOLs which the Company determined it will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in certain jurisdictions in the future.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company maintains a valuation allowance of $39.9 million against certain deferred tax assets. Of this amount, $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital. A valuation allowance of $7.9 million relates to net operating losses in certain jurisdictions where the Company believes they are not more-likely-than-not to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

        Deferred tax assets and NOLs.    As a result of the acquisition of ITC^DeltaCom, EarthLink increased its net deferred tax assets by $87.6 million. Included in this amount is $127.7 million of deferred tax assets relating to federal and state net operating losses. These amounts also include a valuation allowance of $6.7 million for certain jurisdictions. As a result of the acquisition of One Communications, EarthLink recorded net deferred tax assets of $3.6 million. Included in these amounts are $16.8 million of deferred tax assets relating to federal and state net operating losses. As a result of the acquisition of STS Telecom and other acquisitions, EarthLink recorded net deferred tax liabilities of $6.6 million and $0.6 million, respectively. All amounts were recorded under acquisition accounting.

        As of December 31, 2010 and 2011, the Company had NOLs for federal income tax purposes totaling approximately $515.9 million and $494.0 million, respectively, which begin to expire in 2019. Of these federal NOLs approximately $399.5 million were limited under Internal Revenue Code Section 382 in 2010 and $406.3 million were limited in 2011. As of December 31, 2010 and 2011, the Company had NOLs for state income tax purposes totaling approximately $776.6 million and $796.5 million, respectively, which started to expire in 2011. The increase in the amount of net operating losses for 2011 is due to both adjustments of net operating losses from the ITC^DeltaCom acquisition that were recorded under acquisition accounting, along with the inclusion of net operating losses from the One Communications acquisition. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2011 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

        Future transactions and the timing of such transactions could cause an ownership change under Section 382 of the Internal Revenue Code. Such transactions may include our share repurchase program, additional issuances of common stock by us, and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control.

        As of December 31, 2010 and 2011, the Company had alternative minimum tax credits of approximately $13.3 million and $14.8 million, respectively. These credits do not have an expiration date.

        Uncertain tax positions.    The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions, for purposes of calculating its uncertain tax positions. Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the year ended December 31, 2011 will not result in a material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with audits is to record such items as a component of income tax expense. As of December 31, 2011, $0.6 million of interest and $1.1 million of penalties have been recorded.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2011 is as follows:

	Year Ended December 31,
	2010	2011
	(in thousands)
Balance as of January 1	$1,315	$18,367
Additions for tax positions of prior years	185	192
Additions for tax positions of prior years from current year acquisition	17,630	7,812
Lapses for tax positions of prior years	(763)	(1,811)

Balance as of December 31	$18,367	$24,560

        As part of its acquisition of ITC^DeltaCom, $17.6 million of uncertain tax positions were identified. Of this amount, $16.3 million would reduce net operating losses if assessed and $1.3 million would result in tax on income.

        Of the total uncertain tax positions, $17.6 million and $6.0 million respectively, relate to uncertain tax positions due to the acquisitions of ITC^DeltaCom and One Communications Corp. Within the next twelve months, it is reasonably possible that approximately $1.3 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. $8.6 million would impact the effective rate once settled.

14.   Commitments and Contingencies

Leases

        The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2009, 2010 and 2011 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $4.5 million, $4.5 million and $13.7 million, respectively.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company's restructuring plans, as of December 31, 2011 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2012	$35,975
2013	31,506
2014	25,954
2015	17,116
2016	15,355
Thereafter	60,791

Total minimum lease payments, including estimated operating expenses	186,697
Less aggregate contracted sublease income	(5,880)

$180,817

Purchase commitments

        The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$77,285
2013	56,829
2014	26,250
2015	10,998
2016	4,103
Thereafter	10,886

Total	$186,351

Legal proceedings

        The Company is party to various legal proceedings and other disputes arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. The Company's management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's condensed consolidated financial statements.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulation

        The Company's services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company's industry generally or upon the Company specifically.

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

Assets measured at fair value on a recurring basis

        As of December 31, 2010 and 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company's cash equivalents and marketable

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. The following tables present the Company's assets that are measured at fair value on a recurring basis as of December 31, 2010 and 2011:

			Fair Value Measurements as of December 31, 2010 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash equivalents	$184,054	$184,054	$184,054	$—	$—
Government and agency securities	284,441	284,441	—	284,441	—
Corporate debt securities	21,011	21,011	—	21,011	—
Commercial paper	14,666	14,666	—	14,666	—

Total	$504,172	$504,172	$184,054	$320,118	$—

			Fair Value Measurements as of December 31, 2011 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash equivalents	$105,297	$105,297	$105,297	$—	$—
Government and agency securities	11,304	11,304	—	11,304	—
Corporate debt securities	11,057	11,057	—	11,057	—
Commercial paper	4,246	4,246	—	4,246	—
Certificates of deposit	3,000	3,000	—	3,000	—

Total	$134,904	$134,904	$105,297	$29,607	$—

        As of December 31, 2010 and 2011, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company's government and agency securities, corporate debt securities and commercial paper as of December 31, 2010 have been reclassified from the prior year presentation to reflect these securities within Level 2.

Assets and liabilities measured at fair value on a nonrecurring basis

        Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. The Company recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down its New Edge trade name. There were no material long-lived asset impairments during the years ended December 31, 2009 and 2011.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of debt

        The estimated fair value of the Company's Convertible Notes, Senior Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices in active markets. The following table presents the fair value of the Company's debt, excluding capital leases, as of December 31, 2010 and 2011:

	As of December 31, 2010		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior notes	$351,251	$352,625	$346,856	$320,578
EarthLink convertible senior notes	243,069	300,281	—	—
EarthLink senior notes	—	—	290,221	284,700

Total debt, excluding capital leases	$594,320	$652,906	$637,077	$605,278

16.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Additional cash flow information
Cash paid during the year for interest	$10,422	$10,825	$59,170
Cash paid during the year for income taxes	4,261	4,750	4,375
Noncash investing activity
Fair value of restricted stock units assumed in connection with acquisition	$—	$2,275	$—

17.   Segment Information

        The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company's Business Services segment provides a comprehensive suite of communications and technology services, including voice, data, managed network services, cloud hosting and equipment services, to businesses, enterprise organizations and communications carriers. The Company's Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The results of ITC^DeltaCom, One Communications and STS Telecom are included in the Company's Business Services segment.

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation expense, as they are not considered in the measurement of segment performance.

        Information on the Company's reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Business Services
Revenues	$148,317	$160,764	$938,259
Cost of revenues (excluding depreciation and amortization)	82,420	90,677	473,004

Gross margin	65,897	70,087	465,255
Direct segment operating expenses	40,249	50,096	299,129

Segment operating income	$25,648	$19,991	$166,126

Consumer Services
Revenues	$575,412	$461,448	$375,845
Cost of revenues (excluding depreciation and amortization)	183,248	143,956	117,482

Gross margin	392,164	317,492	258,363
Direct segment operating expenses	122,575	87,660	70,812

Segment operating income	$269,589	$229,832	$187,551

Consolidated
Revenues	$723,729	$622,212	$1,314,104
Cost of revenues (excluding depreciation and amortization)	265,668	234,633	590,486

Gross margin	458,061	387,579	723,618
Direct segment operating expenses	162,824	137,756	369,941

Segment operating income	295,237	249,823	353,677
Stock-based compensation expense	13,231	9,959	13,466
Impairment of goodwill and intangible assets	24,145	1,711	—
Depreciation amd amortization	23,962	23,390	160,083
Restructuring and acquisition-related costs	5,615	22,368	32,068
Other operating expenses	46,126	30,702	22,951

Income from operations	$182,158	$161,693	$125,109

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

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Information on revenues by groups of similar services and by segment for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Business Services
Retail services	$69,845	$88,739	$760,158
Wholesale services	40,047	36,792	136,224
Other	38,425	35,233	41,877

Total revenues	148,317	160,764	938,259
Consumer Services
Access services	503,769	403,174	323,998
Value-added services	71,643	58,274	51,847

Total revenues	575,412	461,448	375,845

Total Revenues	$723,729	$622,212	$1,314,104

        The Company's Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to businesses, enterprise organizations and communications carriers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

        The Company's Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company presents its Consumer Services revenue in the following two categories: (1) access services, which includes include narrowband and broadband Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.   Condensed Consolidating Financial Information

        In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8 7/8% Senior Notes Due 2019 (the "Original Senior Notes"). The Original Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company's existing and future domestic subsidiaries, other than (i) ITC^DeltaCom, Inc. and its subsidiaries and (ii) certain other excluded subsidiaries (the "Guarantor Subsidiaries"). ITC^DeltaCom, Inc. and its subsidiaries are not guarantors of the Original Senior Notes (the "Non-Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Company.

        In August 2011, pursuant to the Registration Rights Agreement, the Company registered an identical series of notes (the "Exchange Senior Notes") with the SEC and exchanged those registered Exchange Senior Notes for the Original Senior Notes. The Exchange Senior Notes are guaranteed by the Guarantor Subsidiaries. In connection with the registration of the Exchange Senior Notes and related guarantees, the Company is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The column labeled Parent Company represents EarthLink's stand-alone results and its investment in all of its subsidiaries accounted for using the equity method. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

        The operating activities of the separate legal entities included in the Company's consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and is not intended to present the operating results of those legal entities on a stand-alone basis.

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The condensed consolidating financial information is presented in the following tables (in thousands):

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$148,363	$28,490	$34,930	$—	$211,783
Marketable securities	28,606	—	—	—	28,606
Restricted cash	—	—	1,781	—	1,781
Accounts receivable, net	12,622	58,284	43,851	—	114,757
Prepaid expenses	3,974	3,046	6,143	—	13,163
Deferred income taxes, net	7,286	15,247	15,904	—	38,437
Due from affiliates	178,705	16,783	2,919	(198,407)	—
Other current assets	8,393	10,103	5,034	—	23,530

Total current assets	387,949	131,953	110,562	(198,407)	432,057
Long-term marketable securities	1,001	—	—	—	1,001
Property and equipment, net	21,622	154,489	213,438	—	389,549
Deferred income taxes, net	31,841	69,207	71,328	—	172,376
Goodwill	88,920	94,554	194,761	—	378,235
Purchased intangible assets, net	304	163,942	121,115	—	285,361
Investment in subsidiaries	791,437	—	—	(791,437)	—
Other long-term assets	11,888	9,902	82	—	21,872

Total assets	$1,334,962	$624,047	$711,286	$(989,844)	$1,680,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,741	$3,551	$4,680	$—	$15,972
Accrued payroll and related expenses	9,691	10,565	8,154	—	28,410
Accrued interest	3,329	—	8,626	—	11,955
Other accrued liabilities	17,243	70,098	29,055	—	116,396
Deferred revenue	16,249	26,523	25,410	—	68,182
Due to affiliates	12,684	183,717	2,006	(198,407)	—
Current portion of debt and capital lease obligations	20	1,216	419		1,655

Total current liabilities	66,957	295,670	78,350	(198,407)	242,570
Long-term debt and capital lease obligations	290,221	16,180	347,364	—	653,765
Other long-term liabilities	8,633	15,294	7,045	—	30,972

Total liabilities	365,811	327,144	432,759	(198,407)	927,307
Stockholders' equity:
Common stock	1,962	—	—	—	1,962
Additional paid-in capital	2,066,623	500,596	295,516	(791,437)	2,071,298
Accumulated deficit	(392,986)	(203,693)	(16,989)	—	(613,668)
Treasury stock, at cost	(706,434)	—	—	—	(706,434)
Accumulated other comprehensive loss	(14)	—	—	—	(14)

Total stockholders' equity	969,151	296,903	278,527	(791,437)	753,144

Total liabilities and stockholders' equity	$1,334,962	$624,047	$711,286	$(989,844)	$1,680,451

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$197,615	$1,752	$43,585	$—	$242,952
Marketable securities	307,814	—	—	—	307,814
Restricted cash	—	—	2,270	—	2,270
Accounts receivable, net	15,012	4,962	40,242	—	60,216
Prepaid expenses	2,341	1,326	8,494	—	12,161
Deferred income taxes, net	44,270	1,345	46	—	45,661
Due from affiliates	163,036	35,754	1,292	(200,082)	—
Other current assets	6,610	3,962	4,230	—	14,802

Total current assets	736,698	49,101	100,159	(200,082)	685,876
Long-term marketable securities	12,304	—	—	—	12,304
Property and equipment, net	21,244	12,879	206,988	—	241,111
Deferred income taxes, net	39,425	60,152	89,460	—	189,037
Purchased intangible assets, net	960	4,754	129,650	—	135,364
Goodwill	88,920	—	170,126	—	259,046
Investment in subsidiaries	391,650	—	—	(391,650)	—
Other long-term assets	1,070	—	170	—	1,240

Total assets	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,959	$579	$11,734	$—	$17,272
Accrued payroll and related expenses	13,109	1,240	4,053	—	18,402
Accrued interest	—	—	8,622	—	8,622
Other accrued liabilities	24,627	4,535	37,845	—	67,007
Deferred revenue	19,704	1,373	19,844	—	40,921
Due to affiliates	37,046	163,036	—	(200,082)	—
Current portion of debt and capital lease obligations	243,069	—	—	—	243,069

Total current liabilities	342,514	170,763	82,098	(200,082)	395,293
Long-term debt and capital lease obligations	—	—	351,251	—	351,251
Other long-term liabilities	10,839	793	7,934	—	19,566

Total liabilities	353,353	171,556	441,283	(200,082)	766,110
Stockholders' equity (deficit):
Common stock	1,918	—	—	—	1,918
Additional paid-in capital	2,061,555	130,161	261,489	(391,650)	2,061,555
Accumulated deficit	(467,185)	(174,831)	(6,219)	—	(648,235)
Treasury stock, at cost	(657,611)	—	—	—	(657,611)
Accumulated other comprehensive income	241	—	—	—	241

Total stockholders' equity (deficit)	938,918	(44,670)	255,270	(391,650)	757,868

Total liabilities and stockholders' equity (deficit)	$1,292,271	$126,886	$696,553	$(591,732)	$1,523,978

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$402,229	$464,867	$449,714	$(2,706)	$1,314,104
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	123,306	250,486	219,400	(2,706)	590,486
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	104,367	163,226	138,765	—	406,358
Depreciation and amortization	9,767	78,657	71,659	—	160,083
Restructuring and acquisition-related costs	10,309	16,487	5,272	—	32,068

Total operating costs and expenses	247,749	508,856	435,096	(2,706)	1,188,995

Income (loss) from operations	154,480	(43,989)	14,618	—	125,109
Interest expense and other, net	(32,922)	(6,836)	(30,882)	—	(70,640)

Income (loss) before income taxes	121,558	(50,825)	(16,264)	—	54,469
Income tax (provision) benefit	(47,359)	21,963	5,494	—	(19,902)

Net income (loss)	$74,199	$(28,862)	$(10,770)	$—	$34,567

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$494,450	$101,510	$26,603	$(351)	$622,212
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	151,404	70,606	12,974	(351)	234,633
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	130,288	37,869	10,260	—	178,417
Depreciation and amortization	11,319	7,186	4,885	—	23,390
Impairment of goodwill and intangible assets	—	1,711	—	—	1,711
Restructuring and acquisition-related costs	15,603	—	6,765	—	22,368

Total operating costs and expenses	308,614	117,372	34,884	(351)	460,519

Income (loss) from operations	185,836	(15,862)	(8,281)	—	161,693
Interest expense and other, net	(17,299)	(4,021)	(2,089)	—	(23,409)

Income (loss) before income taxes	168,537	(19,883)	(10,370)	—	138,284
Income tax (provision) benefit	(68,041)	7,086	4,151	—	(56,804)

Net income (loss)	$100,496	$(12,797)	$(6,219)	$—	$81,480

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$616,236	$107,959	$—	$(466)	$723,729
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	193,154	72,980	—	(466)	265,668
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	185,359	36,822	—	—	222,181
Depreciation and amortization	15,554	8,408	—	—	23,962
Impairment of goodwill and intangible assets	—	24,145	—	—	24,145
Restructuring and acquisition-related costs	5,615	—	—	—	5,615

Total operating costs and expenses	399,682	142,355	—	(466)	541,571

Income (loss) from operations	216,554	(34,396)	—	—	182,158
Interest expense and other, net	(17,399)	(3,726)	—	—	(21,125)

Income (loss) before income taxes	199,155	(38,122)	—	—	161,033
Income tax benefit	86,927	39,158	—	—	126,085

Net income	$286,082	$1,036	$—	$—	$287,118

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$129,515	$(20,440)	$37,159	$—	$146,234
Cash flows from investing activities:
Purchase of business, net of cash acquired	(20,236)	—	(22,859)	—	(43,095)
Purchases of property and equipment	(9,341)	(42,815)	(49,811)	—	(101,967)
Purchases of marketable securities	(29,621)	—	—	—	(29,621)
Sales and maturities of marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary	(30,000)	—	—	30,000	—
Other	(600)	(3,412)	560	—	(3,452)

Net cash provided by (used in) investing activities	229,931	(46,227)	(72,110)	30,000	141,594
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	278,256	—	—	—	278,256
Repayment of debt and capital lease obligations	(257,063)	(267,837)	(3,650)	—	(528,550)
Repurchases of common stock	(46,989)	—	—	—	(46,989)
Payment of dividends	(22,913)	—	—	—	(22,913)
Proceeds from exercises of stock options	619	—	—	—	619
Proceeds from parent	—	—	30,000	(30,000)	—
Change in due to/from affiliates, net	(360,608)	360,608	—	—	—
Other	—	634	(54)	—	580

Net cash (used in) provided by financing activities	(408,698)	93,405	26,296	(30,000)	(318,997)

Net (decrease) increase in cash and cash equivalents	(49,252)	26,738	(8,655)	—	(31,169)
Cash and cash equivalents, beginning of year	197,615	1,752	43,585	—	242,952

Cash and cash equivalents, end of year	$148,363	$28,490	$34,930	$—	$211,783

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$167,691	$(8,104)	$(5,138)	$—	$154,449
Cash flows from investing activities:
Purchase of business, net of cash acquired	(251,489)	—	59,237	—	(192,252)
Purchases of property and equipment	(6,447)	(7,063)	(10,515)	—	(24,025)
Purchases of investments in marketable securities	(362,127)	—	—	—	(362,127)
Sales and maturities of investments in marketable securities	132,592	—	—	—	132,592
Payments to settle precombination stock awards	—	—	(9,062)	—	(9,062)
Proceeds received from investments in other companies	1,618	—	—	—	1,618
Payment for investment in subsidiary stock	(10,000)	—	—	10,000	—
Other	—	—	(937)	—	(937)

Net cash (used in) provided by investing activities	(495,853)	(7,063)	38,723	10,000	(454,193)
Cash flows from financing activities:
Principal payments under capital lease obligations	(35)	—	—	—	(35)
Repurchases of common stock	(851)	—	—	—	(851)
Payment of dividends	(67,474)	—	—	—	(67,474)
Proceeds from exercises of stock options	2,829	—	—	—	2,829
Proceeds from issuance of stock subscription	—	—	10,000	(10,000)	—
Change in due to/from affiliates, net	(15,676)	15,676	—	—	—
Other financing activities	(2,768)	—	—	—	(2,768)

Net cash (used in) provided by financing activities	(83,975)	15,676	10,000	(10,000)	(68,299)

Net (decrease) increase in cash and cash equivalents	(412,137)	509	43,585	—	(368,043)
Cash and cash equivalents, beginning of year	609,752	1,243	—	—	610,995

Cash and cash equivalents, end of year	$197,615	$1,752	$43,585	$—	$242,952

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$233,829	$(25,207)	$—	$—	$208,622
Cash flows from investing activities:
Purchases of property and equipment	(8,274)	(4,845)	—	—	(13,119)
Purchases of investments in marketable securities	(56,702)	—	—	—	(56,702)
Sales and maturities of investments in marketable securities	24,259	—	—	—	24,259
Proceeds received from investments in other companies	8,441	—	—	—	8,441

Net cash used in investing activities	(32,276)	(4,845)	—	—	(37,121)
Cash flows from financing activities:
Principal payments under capital lease obligations	(36)	—	—	—	(36)
Repurchases of common stock	(22,340)	—	—	—	(22,340)
Payment of dividends	(30,006)	—	—	—	(30,006)
Proceeds from exercises of stock options	5,312	—	—	—	5,312
Change in due to/from affilites	(30,078)	30,078	—	—	—

Net cash (used in) provided by financing activities	(77,148)	30,078	—	—	(47,070)

Net increase in cash and cash equivalents	124,405	26	—	—	124,431
Cash and cash equivalents, beginning of year	485,347	1,217	—	—	486,564

Cash and cash equivalents, end of year	$609,752	$1,243	$—	$—	$610,995

EARTHLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.   Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2011. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended (1)
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(unaudited) (in thousands, except per share data)
Revenues	$157,258	$153,007	$145,158	$166,789	$243,018	$363,559	$357,290	$350,237
Cost of revenues	58,880	56,128	55,025	64,600	103,723	164,357	161,327	161,079
Operating costs and expenses (2)	49,965	46,328	48,143	81,450	99,345	169,934	164,360	164,870

Income from operations	48,413	50,551	41,990	20,739	39,950	29,268	31,603	24,288
Interest expense and other, net	(4,874)	(5,329)	(5,466)	(7,740)	(12,960)	(19,076)	(22,161)	(16,443)

Income before income taxes	43,539	45,222	36,524	12,999	26,990	10,192	9,442	7,845
Income tax provision	(16,792)	(17,182)	(15,139)	(7,691)	(10,627)	(3,644)	(1,937)	(3,694)

Net income	$26,747	$28,040	$21,385	$5,308	$16,363	$6,548	$7,505	$4,151

Net income per share (3):
Basic	$0.25	$0.26	$0.20	$0.05	$0.15	$0.06	$0.07	$0.04

Diluted	$0.25	$0.26	$0.20	$0.05	$0.15	$0.06	$0.07	$0.04

Weighted average common shares outstanding
Basic	107,623	108,053	108,220	108,320	108,403	109,593	107,794	106,650
Diluted	108,478	108,888	109,473	111,317	109,626	110,490	108,523	107,202

(1)
On December 8, 2010, the Company acquired ITC^DeltaCom. The results of operations of ITC^DeltaCom have been included in the Company's consolidated financial statements since the acquisition date. On April 1, 2011, the Company acquired One Communications. The results of operations of One Communications have been included in the Company's consolidated financial statements since the acquisition date.

(2)
Operating costs and expenses for the quarter ended December 31, 2010 includes a $1.7 million impairment to write off the Company's New Edge trade name, as a result of a decision to re-brand the New Edge name as EarthLink Business.

(3)
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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2011 covered by this Annual Report on Form 10-K that was not reported.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this item will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2012 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

Security Ownership of Certain Beneficial Owners and Management

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2011 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	3,995,639	(1)	$9.00 (2)	22,475,997 (3)
Equity Compensation Plans
Not Approved By Stockholders (4)	486,222		$9.48 (2)

Total	4,481,861

(1)
Includes 1,701,920 shares of Common Stock issuable upon exercise of outstanding stock options and 2,293,719 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)
The weighted-average exercise price does not take into account the restricted stock units described in footnotes (1) or (4) because the restricted stock units do not have an exercise price upon vesting.

(3)
This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink, Inc. 2011 Equity and Cash Incentive Plan	22,175,500
EarthLink, Inc. Equity Plan for Non-Employee Directors	300,497

22,475,997

(4)
Pursuant to our merger agreement with ITC^DeltaCom in 2010, we were required to assume certain ITC^DeltaCom restricted stock units that had been issued to ITC^DeltaCom employees under the ITC^DeltaCom Amended and Restated Stock Incentive Plan and to convert these restricted stock units into EarthLink restricted stock units. The number of EarthLink restricted stock units was determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. As a result, approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 587,672 EarthLink restricted stock units. The assumption of the ITC^DeltaCom Amended and Restated Stock Incentive Plan by us qualified under the exception for plans or arrangements involving a merger or acquisition to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). As of December 31, 2011, 319,322 of these restricted stock units were outstanding.

    Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception" to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2011, 173,515 of these options were outstanding. The options have an exercise price equal to the last reported price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.

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

Item 14.    Principal Accounting Fees and Services.

        Information regarding our principal accounting fees and services is set forth under the caption "Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Documents filed as part of this Annual Report on Form 10-K

(1)
Financial Statements

1.
Reports of Independent Registered Public Accounting Firm

2.
Consolidated Balance Sheets as of December 31, 2010 and 2011

3.
Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011

4.
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2010 and 2011

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011

6.
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

  The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)
Listing of Exhibits

2.1—	Agreement and Plan of Merger, dated as of October 1, 2010, by and among EarthLink, Inc., Egypt Merger Corp. and ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K dated October 1, 2010—File No. 001-15605).
2.2—	Agreement and Plan of Merger, dated as of December 20, 2010, by and among EarthLink, Inc., Egypt Acquisition Corp., One Communications Corp. and Kenneth D. Peterson, Jr. as Stockholder Representative (incorporated by reference to Exhibit 2.1 of EarthLink, Inc.'s Report on Form 8-K dated December 20, 2010—File No. 001-15605).
3.1—	Second Restated Certificate of Incorporation of EarthLink, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of EarthLink, Inc. dated May 3, 2011—File No. 333-173889).
3.2—	Fourth Amended and Restated Bylaws of EarthLink, Inc. (incorporated by reference to Exhibit 3.1 to EarthLink, Inc.'s Report on Form 8-K dated February 14, 2012—File No. 001-15605).
4.1—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of EarthLink, Inc. dated February 10, 2000—File No. 333-30024).
4.2—	Rights Agreement, dated as of August 6, 2002, between EarthLink, Inc. and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to EarthLink, Inc.'s Report on Form 8-K dated August 6, 2002—File No. 001-15605).
4.3—	Indenture, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Global Note thereunder (incorporated by reference to Exhibit 4.1 to the ITC^DeltaCom, Inc.'s Report on Form 8-K dated April 9, 2010—File No. 000-23253).

4.4—	Indenture, dated May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink, Inc.'s Current Report on Form 8-K dated May 17, 2011—File No. 001-15605).
4.5—	Registration Rights Agreement, dated May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Securities Inc., as representative to the initial purchasers listed on Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 4.2 of EarthLink, Inc.'s Current Report on Form 8-K dated May 17, 2011—File No. 001-15605).
4.6—	First Supplemental Indenture, dated June 7, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EarthLink, Inc. dated June 17, 2011—File No. 333-174950).
4.7—	Second Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2011—File No. 001-15605).
10.1#—	1995 Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024).
10.2#—	EarthLink, Inc. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-39456).
10.3#—	EarthLink, Inc. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-108065).
10.4#—	EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.5#—	EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated April 14, 2006).
10.6#—	EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated herein by reference to Annex D to EarthLink, Inc.'s Definitive Proxy Statement on Schedule 14A (File No. 001-15605), filed March 22, 2011).
10.7#—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.8#—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.9#—	Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).
10.10#—	Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.11#—	Form of Incentive Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.12#—	Form of Nonqualified Stock Option Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.13#—	Form of Nonqualified Stock Option Agreement for Directors under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).
10.14#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.50 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2007—File No. 001-15605).
10.15#—	Form of Restricted Stock Unit Agreement under the EarthLink, Inc. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2011—File No. 001-15605).
10.16#—	Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.19 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2009—File No. 001-15605).
10.17#—	Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 dated May 5, 2006—File No. 333-133870).
10.18#—	EarthLink, Inc. Board of Directors Compensation Plan, effective January 2011 (incorporated by reference to Exhibit 10.28 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2010—File No. 001-15605).
10.19#—	Second Amended and Restated Change-in-Control Accelerated Vesting and Severance Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).
10.20#—	EarthLink, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).
10.21—	Second Amended and Restated Employment Agreement between the Company and Rolla P. Huff, dated October 18, 2011 (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).
10.22—	Second Amended and Restated Employment Agreement between the Company and Joseph M. Wetzel, dated October 18, 2011 (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).
10.23—	Summary of 2011 bonus payments and 2012 salaries for executive officers (incorporated by reference to EarthLink, Inc.'s Report on Form 8-K dated February 14, 2012—File No. 001-15605).
10.24+—	High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).
10.25+—	Third Amendment, effective as of October 31, 2010, to the High-Speed Service Agreement, dated as of June 30, 2006, as amended, by and between Time Warner Cable Inc. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 1, 2010—File No. 001-15605).

10.26—	Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein (incorporated by referent to Exhibit 4.3 to ITC^DeltaCom, Inc.'s Report on Form 8-K dated April 9, 2010—File No. 000-23253).
10.27—	Credit Agreement, dated May 20, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative and collateral agent, Regions Capital Markets and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Trust Company Americas, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated May 20, 2011—File No. 001-15605).
10.28—	Joinder Agreement dated as of September 27, 2011 by and between Business Vitals, LLC, and Regions Bank, in its capacities as Administrative Agent and Collateral Agent under that certain Credit Agreement dated as of May 20, 2011 among EarthLink, Inc., certain other Credit Parties party thereto from time to time, the Lenders from time to time party thereto and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2011—File No. 001-15605).
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Filed herewith.

#
Management compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to portions of this exhibit.

**
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

EARTHLINK, INC.
By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer Date: February 24, 2012

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

Date:	February 24, 2012	By:	/s/ ROLLA P. HUFF Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	February 24, 2012	By:	/s/ BRADLEY A. FERGUSON Bradley A. Ferguson, Chief Financial Officer (principal financial and accounting officer)
Date:	February 24, 2012	By:	/s/ S. MARCE FULLER S. Marce Fuller, Lead Director
Date:	February 24, 2012	By:	/s/ SUSAN D. BOWICK Susan D. Bowick, Director
Date:	February 24, 2012	By:	/s/ DAVID A. KORETZ David A. Koretz, Director
Date:	February 24, 2012	By:	/s/ GARRY K. MCGUIRE Garry K. McGuire, Director
Date:	February 24, 2012	By:	/s/ M. WAYNE WISEHART M. Wayne Wisehart, Director