Form 10-Q
period 2012-03-31
EARTHLINK INC
filed 2012-04-30
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, 106,204,933 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I

Item 1.  Financial Statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,783	$222,003
Marketable securities	28,606	48,273
Restricted cash	1,781	1,063
Accounts receivable, net of allowance of $7,323 and $7,564 as of December 31, 2011 and March 31, 2012, respectively	114,757	108,870
Prepaid expenses	13,163	16,138
Deferred income taxes, net	38,437	43,371
Other current assets	23,530	20,088
Total current assets	432,057	459,806
Long-term marketable securities	1,001	521
Property and equipment, net	389,549	387,228
Deferred income taxes, net	172,376	164,568
Goodwill	378,235	379,320
Other intangible assets, net	285,361	267,682
Other long-term assets	21,872	20,512
Total assets	$1,680,451	$1,679,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,972	$15,917
Accrued payroll and related expenses	28,410	24,105
Accrued interest	11,955	27,295
Other accrued liabilities	116,396	106,354
Deferred revenue	68,182	67,984
Current portion of long-term debt and capital lease obligations	1,655	1,496
Total current liabilities	242,570	243,151

Long-term debt and capital lease obligations	653,765	652,628
Other long-term liabilities	30,972	29,866
Total liabilities	927,307	925,645

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and March 31, 2012	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,202 and 196,529 shares issued as of December 31, 2011 and March 31, 2012, respectively, and 106,193 and 106,200 shares outstanding as of December 31, 2011 and March 31, 2012, respectively	1,962	1,965
Additional paid-in capital	2,071,298	2,067,279
Accumulated deficit	(613,668)	(606,405)
Treasury stock, at cost, 90,009 and 90,329 shares as of December 31, 2011 and March 31, 2012, respectively	(706,434)	(708,848)
Accumulated other comprehensive income (loss)	(14)	1
Total stockholders’ equity	753,144	753,992
Total liabilities and stockholders’ equity	$1,680,451	$1,679,637

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2012
	(in thousands, except per share data)
	(unaudited)

Revenues	$243,018	$344,376

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	103,723	159,337
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	73,164	110,069
Depreciation and amortization	21,676	45,254
Restructuring, acquisition and integration-related costs	4,505	3,521
Total operating costs and expenses	203,068	318,181

Income from operations	39,950	26,195
Interest expense and other, net	(12,960)	(15,758)
Income before income taxes	26,990	10,437
Income tax provision	(10,627)	(3,174)
Net income	$16,363	$7,263

Net income per share
Basic	$0.15	$0.07
Diluted	$0.15	$0.07

Weighted average common shares outstanding
Basic	108,403	106,258
Diluted	109,626	106,926

Dividends declared per share	$0.05	$0.05

Comprehensive income	$16,363	$7,277

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$16,363	$7,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,676	45,254
Loss on disposals and impairments of fixed assets	125	502
Non-cash income taxes	8,646	1,244
Stock-based compensation	3,571	2,672
Amortization of debt discount, premium and issuance costs	2,831	(494)
Other operating activities	(207)	(219)
Decrease in accounts receivable, net	1,768	6,924
(Increase) decrease in prepaid expenses and other assets	(4,597)	3,965
Increase (decrease) in accounts payable and accrued and other liabilities	1,847	(746)
Increase (decrease) in deferred revenue	2,443	(154)
Net cash provided by operating activities	54,466	66,211

Cash flows from investing activities:
Purchase of business, net of cash acquired	(22,127)	—
Purchases of property and equipment	(17,746)	(31,775)
Purchases of marketable securities	—	(19,187)
Sales and maturities of marketable securities	319,729	—
Change in restricted cash	458	718
Other investing activities	—	32
Net cash provided by (used in) investing activities	280,314	(50,212)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(3,248)	(415)
Repurchases of common stock	(16,888)	—
Payment of dividends	(6,178)	(5,441)
Proceeds from exercises of stock options	211	46
Other financing activities	—	31
Net cash used in financing activities	(26,103)	(5,779)

Net increase in cash and cash equivalents	308,677	10,220
Cash and cash equivalents, beginning of period	242,952	211,783
Cash and cash equivalents, end of period	$551,629	$222,003

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 28,800 route fiber miles, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s business segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three months ended March 31, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

Comprehensive Income

Comprehensive income as presented in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2012 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units and convertible debt (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands, except per share data)
Numerator
Net income	$16,363	$7,263

Denominator
Basic weighted average common shares outstanding	108,403	106,258
Dilutive effect of Common Stock Equivalents	1,223	668
Diluted weighted average common shares outstanding	109,626	106,926

Basic net income per share	$0.15	$0.07
Diluted net income per share	$0.15	$0.07

During the three months ended March 31, 2011 and 2012, approximately 2.4 million and 2.4 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  Anti-dilutive securities could be dilutive in future periods.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included assumption and repayment of debt and other liabilities and certain working capital and other adjustments. Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. In addition, EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of the 1.3 million shares deposited in escrow and 1.7 million shares issued to One Communications shareholders. During the three months ended March 31, 2012, $1.8 million (including 0.2 million shares) that was used to fund certain post-closing employment-related obligations was returned from escrow and reduced the escrow asset, and $0.7 million (including 0.1 million shares) was returned from escrow for working capital adjustments and reduced goodwill.

The resulting fair value of consideration transferred was $39.9 million, which consisted of $20.0 million in cash paid to acquire the outstanding common stock of One Communications and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values.

The following table presents the allocation of the consideration transferred (in thousands):

Acquired Assets:
Cash and cash equivalents	$11,304
Property and equipment	144,538
Goodwill	87,377
Intangible assets	185,850
Other assets	68,752
Total assets	497,821

Assumed Liabilities:
Debt	(266,275)
Deferred revenue	(11,379)
Deferred tax liability, net	(2,055)
Other liabilities	(178,185)
Total liabilities	(457,894)
Total consideration	$39,927

Included in other assets is accounts receivable with an estimate of fair value of $48.1 million and a gross contractual value of $57.5 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill will be assigned to the Company’s Business Services segment. The goodwill is not expected to be deductible for income tax purposes.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

The following table summarizes the components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$168,600	5 Years
Developed technology	12,000	3 Years
Trade name	3,900	3 Years
Other	1,350	5 Years
Total intangible assets	$185,850

Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisition of One Communications occurred on January 1, 2011:

Three Months Ended
March 31, 2011
(in thousands)

Total revenues	$375,794
Net income	17,976

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Facility exit and restructuring costs	$1,010	$(181)
Acquisition and integration-related costs	3,495	3,702
Restructuring, acquisition and integration-related costs	$4,505	$3,521

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

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

The following table summarizes facility exit and restructuring costs during the three months ended March 31, 2011 and 2012 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the three months ended March 31, 2011 and 2012 were primarily the result of changes to lease and sublease estimates in the Company’s exited facilities. Such costs have been classified as restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income.

			Cumulative
			Costs
	Three Months Ended March 31,		Incurred
	2011	2012	To Date
	(in thousands)

Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	1,010	(181)	23,907
Non-cash asset impairments	—	—	24,824
Other associated costs	—	—	1,131
	$1,010	$(181)	$80,626

The following table summarizes activity for the liability balances associated with the 2007 Plan for the three months ended March 31, 2012, including changes during the years attributable to costs incurred and charged to expense and costs paid or otherwise settled:

Facilities
(in thousands)
Balance as of December 31, 2011	$7,432
Accruals	(181)
Payments	(735)
Balance as of March 31, 2012	$6,516

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2011 and March 31, 2012, approximately $3.1 million and $2.9 million, respectively, was classified as other accrued liabilities and approximately $4.3 million and $3.6 million, respectively, was classified as other long-term liabilities.

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to EarthLink’s acquisitions. Such costs include: 1) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 2) severance and retention costs; 3) facility-related costs, such as lease termination and asset impairments; and 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

employee costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income.  Acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Transaction-related costs	$1,740	$839
Severance and retention costs	1,693	1,547
Facility-related costs	—	165
Integration-related costs	62	1,151
Total acquisition and integration-related costs	$3,495	$3,702

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2011 and March 31, 2012:

	As of	As of
	December 31,	March 31,
	2011	2012
	(in thousands)
Corporate debt securities	$11,057	$23,297
Government and agency securities	11,304	9,945
Commercial paper	4,246	10,644
Certificates of deposit	3,000	4,908
Total marketable securities	29,607	48,794
Less: classified as current	(28,606)	(48,273)
Total long-term marketable securities	$1,001	$521

Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper and certificates of deposit. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statement of Comprehensive Income.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

The following tables summarize gross unrealized gains and losses as of December 31, 2011 and March 31, 2012 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
	(in thousands)
Government and agency notes	$11,306	$(2)	$—	$11,304
Corporate debt securities	11,069	(12)	—	11,057
Commercial paper	4,246	—	—	4,246
Certificates of deposit	3,000	—	—	3,000
	$29,621	$(14)	$—	$29,607

	As of March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
	(in thousands)
Government and agency notes	$9,944	$—	$1	$9,945
Corporate debt securities	23,299	(2)	—	23,297
Commercial paper	10,643	—	1	10,644
Certificates of deposit	4,907	—	1	4,908
	$48,793	$(2)	$3	$48,794

7.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2012 were as follows:

	Consumer	Business
	Services	Services
	Segment	Segment	Total
	(in thousands)
Balance as of December 31, 2011
Goodwill	$88,920	377,193	$466,113
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	289,315	378,235

Goodwill adjustments	—	1,085	1,085

Balance as of March 31, 2012
Goodwill	88,920	378,278	467,198
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$290,400	$379,320

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Goodwill adjustments during the three months ended March 31, 2012 resulted from adjustments during the measurement period in the fair value of assets and liabilities assumed in the acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012:

	As of December 31, 2011			As of March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Customer relationships	$381,958	$(121,755)	$260,203	$372,545	$(127,293)	$245,252
Developed technology and software	24,311	(6,279)	18,032	24,311	(8,157)	16,154
Trade names	9,121	(3,507)	5,614	9,121	(4,217)	4,904
Other	1,800	(288)	1,512	1,800	(428)	1,372
	$417,190	$(131,829)	$285,361	$407,777	$(140,095)	$267,682

The Company’s identifiable intangible assets consist of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives.

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2012, the weighted average amortization periods were 5.2 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income, for the three months ended March 31, 2011 and 2012 was as follows:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Amortization expense	$6,826	$17,680

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $53.0 million during the remaining nine months in the year ending December 31, 2012 and $65.4 million, $61.0 million, $59.0 million, $28.2 million and $1.1 million during the years ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and March 31, 2012:

	As of	As of
	December 31,	March 31,
	2011	2012
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$324,800	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	22,056	20,914
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(9,779)	(9,547)
Capital lease obligations	18,343	17,957
Carrying value of debt and capital lease obligations	655,420	654,124
Less current portion of debt and capital lease obligations	(1,655)	(1,496)
Long-term debt and capital lease obligations	$653,765	$652,628

ITC^DeltaCom Senior Secured Notes due April 2016

General.  In connection with the EarthLink’s acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”) in December 2010, EarthLink assumed ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”). The ITC^DeltaCom Notes were not repaid or guaranteed by EarthLink.  The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the ITC^DeltaCom Notes using the effective interest method.

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

If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the ITC^DeltaCom Notes or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business or (2) ITC^DeltaCom experiences a change of control, ITC^DeltaCom may be required to offer to purchase ITC^DeltaCom Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the ITC^DeltaCom Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of March 31, 2012, ITC^DeltaCom was in compliance with all of its covenants.

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of March 31, 2012, the Company was in compliance with these covenants.

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. Also on May 20, 2011, EarthLink terminated its $30.0 million revolving credit facility entered into on March 18, 2011. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the effective interest method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of March 31, 2012, the Company’s Commitment Fee was 0.375% and the Company’s borrowing cost was LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of March 31, 2012. However, $2.0 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of March 31, 2012.

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

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of March 31, 2012, the Company was in compliance with these covenants.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Substantially all of these capital leases were assumed by the Company through its acquisition of One Communications. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Income.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

9.  Shareholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2012, the Company had $98.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

During the three months ended March 31, 2012, 0.3 million shares valued at $2.5 million were returned from the One Communications escrow fund and recorded as treasury stock.  The Company did not repurchase any common stock during the three months ended March 31, 2012 pursuant to its share repurchase program.

Dividends

During the three months ended March 31, 2011, cash dividends declared were $0.05 per common share and total dividend payments were $6.2 million. During the three months ended March 31, 2012, cash dividends declared were $0.05 per common share and total dividend payments were $5.4 million. The Company currently intends to pay regular quarterly dividends on its common stock.  The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

10.  Stock-Based Compensation

The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense was $3.6 million and $2.7 million during the three months ended March 31, 2011 and 2012, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

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

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value
	(shares and dollars in thousands)

Outstanding as of December 31, 2011	1,875	$8.97
Granted	2,479	7.51
Exercised	(9)	6.02
Forfeited and expired	(231)	9.77
Outstanding as of March 31, 2012	4,114	8.05	7.4	$1,684

Vested and expected to vest as of March 31, 2012	3,990	$8.05	7.4	$1,624

Exercisable as of March 31, 2012	1,634	$8.87	3.6	$494

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2012 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2012 was $27,000 and $13,000, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of March 31, 2012, there was $4.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.9 years.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

The following table summarizes the status of the Company’s stock options as of March 31, 2012:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.90	152	3.8	$6.54	152	$6.54
6.91	to	7.31	328	5.2	7.26	328	7.26
7.32	to	8.90	2,602	9.6	7.53	122	7.91
8.91	to	9.01	264	2.4	9.01	264	9.01
9.02	to	9.51	314	3.7	9.47	314	9.47
9.52	to	9.89	11	2.1	9.89	11	9.89
10.36	to	10.36	313	3.4	10.36	313	10.36
10.37	to	16.82	130	2.8	11.17	130	11.17
$5.10	to	$16.82	4,114	7.4	$8.05	1,634	$8.87

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2012:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Outstanding as of December 31, 2011	2,606	$8.25
Granted	1,581	7.51
Vested	(488)	8.52
Forfeited	(11)	8.40
Outstanding as of March 31, 2012	3,688	$9.29

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2011 and 2012 was $8.40 and $7.51, respectively.  As of March 31, 2012, there was $23.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2011 and 2012 was $8.9 million and $3.8 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

11.  Income Taxes

The following table presents the components of the income tax provision for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Current provision	$1,981	$1,930
Deferred provision	8,646	1,244
Total income tax provision	$10,627	$3,174

The income tax provision for the three months ended March 31, 2012 represents an effective rate of 30.42%, including a benefit for discrete items of -8.9%.  The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards.

Valuation allowance. The Company has a valuation allowance of $39.9 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $7.9 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended March 31, 2012 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  As of March 31, 2012, $0.8 million of interest and $1.2 million of penalties had been recorded.

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the three months ended March 31, 2012 is as follows:

Three Months Ended
March 31, 2012
(in thousands)
Balance as of January 1	$24,560
Adjustments to tax positions under purchase accounting	398
Balance as of March 31	$24,958

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

Assets measured at fair value on a recurring basis

As of December 31, 2011 and March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012:

			Fair Value Measurements as of December 31, 2011 Using
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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

			Fair Value Measurements as of March 31, 2012 Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$85,070	$85,070	$85,070	$—	$—
Government and agency securities	9,945	9,945	—	9,945	—
Corporate debt securities	23,297	23,297	—	23,297	—
Commercial paper	10,644	10,644	—	10,644	—
Certificates of deposit	4,908	4,908	—	4,908	—
Total	$133,864	$133,864	$85,070	$48,794	$—

As of December 31, 2011 and March 31, 2012, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

Fair value of debt

The estimated fair value of the Company’s Senior Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices in active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2011 and March 31, 2012:

	As of December 31, 2011		As of March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

ITC^DeltaCom senior notes	$346,856	$320,578	$345,714	$341,852
EarthLink senior notes	290,221	284,700	290,453	297,000
Total debt, excluding capital leases	$637,077	$605,278	$636,167	$638,852

13.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

The Company evaluates performance of its segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2011 and 2012 is as follows:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Business Services
Revenues	$142,373	$260,264
Cost of revenues (excluding depreciation and amortization)	72,457	131,818
Gross margin	69,916	128,446
Direct segment operating expenses	44,744	85,401
Segment operating income	$25,172	$43,045

Consumer Services
Revenues	$100,645	$84,112
Cost of revenues (excluding depreciation and amortization)	31,266	27,519
Gross margin	69,379	56,593
Direct segment operating expenses	19,314	15,595
Segment operating income	$50,065	$40,998

Consolidated
Revenues	$243,018	$344,376
Cost of revenues	103,723	159,337
Gross margin	139,295	185,039
Direct segment operating expenses	64,058	100,996
Segment operating income	75,237	84,043
Stock-based compensation expense	3,571	2,672
Depreciation and amortization	21,676	45,254
Restructuring, acquisition and integration-related costs	4,505	3,521
Other operating expenses	5,535	6,401
Income from operations	$39,950	$26,195

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2011 and 2012 is as follows:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)
Business Services
Retail services	$106,632	$212,516
Wholesale services	24,795	37,729
Other	10,946	10,019
Total revenues	142,373	260,264

Consumer Services
Access services	87,457	71,767
Value-added services	13,188	12,345
Total revenues	100,645	84,112

Total Revenues	$243,018	$344,376

The Company’s Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

The Company’s Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company presents its Consumer Services revenue in the following two categories: (1) access services, which includes include narrowband and broadband Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

14. Commitments and Contingencies

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

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

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

15.  Condensed Consolidating Financial Information

In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8-7/8% Senior Notes Due 2019 (the “Senior Notes”). The Original Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than (i) ITC^DeltaCom, Inc. and its subsidiaries and (ii) certain other excluded subsidiaries (the “Guarantor Subsidiaries”). ITC^DeltaCom, Inc. and its subsidiaries are not guarantors of the Senior Notes (the “Non-Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company.

In August 2011, pursuant to the Registration Rights Agreement, the Company registered an identical series of notes (the “Exchange Senior Notes”) with the SEC and exchanged those registered Exchange Senior Notes for the Original Senior Notes. The Exchange Senior Notes are guaranteed by the Guarantor Subsidiaries. In connection with the registration of the Exchange Senior Notes and related guarantees, the Company is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The Parent column represents EarthLink’s stand-alone results and its investment in all of its subsidiaries presented using the equity method of accounting. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

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

The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Condensed Consolidating Balance Sheet

 As of March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$136,214	$40,170	$45,619	$—	$222,003
Marketable securities	48,273	—	—	—	48,273
Restricted cash	—	—	1,063	—	1,063
Accounts receivable, net	12,470	56,211	40,189	—	108,870
Prepaid expenses	4,423	4,276	7,439	—	16,138
Deferred income taxes, net	9,000	17,061	17,310	—	43,371
Due from affiliates	186,811	19,094	4,901	(210,806)	—
Other current assets	6,779	7,578	5,731	—	20,088
Total current assets	403,970	144,390	122,252	(210,806)	459,806
Long-term marketable securities	521	—	—	—	521
Property and equipment, net	22,162	150,269	214,797	—	387,228
Deferred income taxes, net	23,660	70,423	70,485	—	164,568
Goodwill	88,920	95,710	194,690	—	379,320
Purchased intangible assets, net	228	153,117	114,337	—	267,682
Investment in subsidiaries	560,780	—	—	(560,780)	—
Other long-term assets	10,872	9,559	81	—	20,512
Total assets	$1,111,113	$623,468	$716,642	$(771,586)	$1,679,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,982	$4,851	$6,084	$—	$15,917
Accrued payroll and related expenses	5,688	12,894	5,523	—	24,105
Accrued interest	10,137	—	17,158	—	27,295
Other accrued liabilities	14,251	65,578	26,525	—	106,354
Deferred revenue	15,718	26,771	25,495	—	67,984
Due to affiliates	15,207	191,299	4,300	(210,806)	—
Current portion of debt and capital lease obligations	9	1,151	336	—	1,496
Total current liabilities	65,992	302,544	85,421	(210,806)	243,151

Long-term debt and capital lease obligations	290,452	15,969	346,207	—	652,628
Other long-term liabilities	6,279	16,743	6,844	—	29,866
Total liabilities	362,723	335,256	438,472	(210,806)	925,645

Stockholders’ equity:
Common stock	1,965	—	—	—	1,965
Additional paid-in capital	2,061,677	500,925	296,114	(791,437)	2,067,279
Accumulated deficit	(606,405)	(212,713)	(17,944)	230,657	(606,405)
Treasury stock, at cost	(708,848)	—	—	—	(708,848)
Accumulated other comprehensive loss	1	—	—	—	1
Total stockholders’ equity	748,390	288,212	278,170	(560,780)	753,992
Total liabilities and stockholders’ equity	$1,111,113	$623,468	$716,642	$(771,586)	$1,679,637

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$148,363	$28,490	$34,930	$—	$211,783
Marketable securities	28,606	—	—	—	28,606
Restricted cash	—	—	1,781	—	1,781
Accounts receivable, net	12,622	58,284	43,851	—	114,757
Prepaid expenses	3,974	3,046	6,143	—	13,163
Deferred income taxes, net	7,286	15,247	15,904	—	38,437
Due from affiliates	178,705	16,783	2,919	(198,407)	—
Other current assets	8,393	10,103	5,034	—	23,530
Total current assets	387,949	131,953	110,562	(198,407)	432,057
Long-term marketable securities	1,001	—	—	—	1,001
Property and equipment, net	21,622	154,489	213,438	—	389,549
Deferred income taxes, net	31,841	69,207	71,328	—	172,376
Goodwill	88,920	94,554	194,761	—	378,235
Purchased intangible assets, net	304	163,942	121,115	—	285,361
Investment in subsidiaries	570,755	—	—	(570,755)	—
Other long-term assets	11,888	9,902	82	—	21,872
Total assets	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,741	$3,551	$4,680	$—	$15,972
Accrued payroll and related expenses	9,691	10,565	8,154	—	28,410
Accrued interest	3,329	—	8,626	—	11,955
Other accrued liabilities	17,243	70,098	29,055	—	116,396
Deferred revenue	16,249	26,523	25,410	—	68,182
Due to affiliates	12,684	183,717	2,006	(198,407)	—
Current portion of debt and capital lease obligations	20	1,216	419		1,655
Total current liabilities	66,957	295,670	78,350	(198,407)	242,570

Long-term debt and capital lease obligations	290,221	16,180	347,364	—	653,765
Other long-term liabilities	8,633	15,294	7,045	—	30,972
Total liabilities	365,811	327,144	432,759	(198,407)	927,307

Stockholders’ equity:
Common stock	1,962	—	—	—	1,962
Additional paid-in capital	2,066,623	500,596	295,516	(791,437)	2,071,298
Accumulated deficit	(613,668)	(203,693)	(16,989)	220,682	(613,668)
Treasury stock, at cost	(706,434)	—	—	—	(706,434)
Accumulated other comprehensive loss	(14)	—	—	—	(14)
Total stockholders’ equity	748,469	296,903	278,527	(570,755)	753,144
Total liabilities and stockholders’ equity	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$89,893	$144,348	$111,955	$(1,820)	$344,376

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	29,014	77,603	54,540	(1,820)	159,337
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	24,042	52,412	33,615	—	110,069
Depreciation and amortization	1,925	26,000	17,329	—	45,254
Restructuring, acquisition and integration-related costs	1,786	1,461	274	—	3,521
Total operating costs and expenses	56,767	157,476	105,758	(1,820)	318,181

Income (loss) from operations	33,126	(13,128)	6,197	—	26,195
Interest expense and other, net	(6,474)	(1,769)	(7,515)	—	(15,758)
Equity in losses of subsidiaries	(9,975)	—	—	9,975	—
Income (loss) before income taxes	16,677	(14,897)	(1,318)	9,975	10,437
Income tax (provision) benefit	(9,414)	5,877	363	—	(3,174)
Net income (loss)	$7,263	$(9,020)	$(955)	$9,975	$7,263

Comprehensive income (loss)	$7,277	$(9,020)	$(955)	$9,975	$7,277

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$107,808	$25,517	$109,816	$(123)	$243,018

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,684	16,784	54,378	(123)	103,723
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	27,761	9,699	35,704	—	73,164
Depreciation and amortization	2,641	2,369	16,666	—	21,676
Restructuring, acquisition and integration-related costs	2,901	779	825	—	4,505
Total operating costs and expenses	65,987	29,631	107,573	(123)	203,068

Income (loss) from operations	41,821	(4,114)	2,243	—	39,950
Interest expense and other, net	(4,337)	(1,069)	(7,554)	—	(12,960)
Equity in losses of subsidiaries	(14,968)	—	—	14,968	—
Income (loss) before income taxes	22,516	(5,183)	(5,311)	14,968	26,990
Income tax (provision) benefit	(6,153)	1,129	(5,603)	—	(10,627)
Net income (loss)	$16,363	$(4,054)	$(10,914)	$14,968	$16,363

Comprehensive income (loss)	$16,363	$(4,054)	$(10,914)	$14,968	$16,363

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$24,748	$16,817	$24,646	$—	$66,211

Cash flows from investing activities:
Purchases of property and equipment	(4,316)	(12,882)	(14,577)	—	(31,775)
Sales and maturities of investments in marketable securities	(19,187)	—	—	—	(19,187)
Change in restricted cash	—	—	718	—	718
Other	16	15	1	—	32
Net cash used in investing activities	(23,487)	(12,867)	(13,858)	—	(50,212)

Cash flows from financing activities:
Payment of dividends	(5,441)	—	—	—	(5,441)
Proceeds from exercises of stock options	46	—	—	—	46
Principal payments under capital lease obligations	(9)	(276)	(130)	—	(415)
Change in due to/from affiliates, net	(8,006)	8,006	—	—	—
Other	—	—	31	—	31
Net cash (used in) provided by financing activities	(13,410)	7,730	(99)	—	(5,779)

Net increase (decrease) in cash and cash equivalents	(12,149)	11,680	10,689	—	10,220
Cash and cash equivalents, beginning of period	148,363	28,490	34,930	—	211,783
Cash and cash equivalents, end of period	$136,214	$40,170	$45,619	$—	$222,003

EARTHLINK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED — (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$34,166	$(302)	$20,602	$—	$54,466

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(22,127)	—	(22,127)
Purchases of property and equipment	(1,653)	(2,441)	(13,652)	—	(17,746)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary stock	(30,000)	—	—	30,000	—
Other	—	—	458	—	458
Net cash provided by (used in) investing activities	288,076	(2,441)	(35,321)	30,000	280,314

Cash flows from financing activities:
Principal payments under capital lease obligations	(10)	—	(3,238)	—	(3,248)
Repurchases of common stock	(16,888)	—	—	—	(16,888)
Payment of dividends	(6,178)	—	—	—	(6,178)
Proceeds from exercises of stock options	211	—	—	—	211
Proceeds from issuance of stock subscription	—	—	30,000	(30,000)	—
Change in due to/from affilites, net	(3,318)	3,318	—	—	—
Net cash (used in) provided by financing activities	(26,183)	3,318	26,762	(30,000)	(26,103)

Net increase in cash and cash equivalents	296,059	575	12,043	—	308,677
Cash and cash equivalents, beginning of period	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of period	$493,674	$2,327	$55,628	$—	$551,629

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

The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

Highlights

We generated revenues of $344.4 million during the three months ended March 31, 2012, an increase from $243.0 million during the three months ended March 31, 2011, due to the inclusion of revenues from our acquired companies, partially offset by a decrease in Consumer Services revenue and in certain legacy Business Services revenue. Net income was $7.3 million during the three months ended March 31, 2012, a decrease from $16.4 million during the three months ended March 31, 2011, and Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $77.6 million during the three months ended March 31, 2012, an increase from $69.7 million during the three months ended March 31, 2011. The increase in Adjusted EBITDA was due to inclusion of Adjusted EBITDA generated from our acquired businesses, partially offset by a decline in Adjusted EBITDA generated from our Consumer Services segment. The decrease in net income was primarily due to depreciation and amortization expense resulting from property and equipment and intangible assets obtained in our acquisition of One Communications and an increase in interest expense resulting from the issuance of new debt securities, partially offset by a decrease in our income tax provision.  Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $45.9 million during the three months ended March 31, 2012, a decrease from $52.0 million during the three months ended March 31, 2011, which was primarily due to the inclusion of capital expenditures of our acquired companies, partially offset by the inclusion of Adjusted EBITDA generated from our acquired companies.

Business Strategy

Since December 2010, we have significantly expanded our business and revenues through acquisitions, including two large integrated communication services providers and several new product and service capabilities. In December 2011, we launched a nationwide suite of business voice, data and Internet solutions. In February 2012, we launched a suite of IT services solutions, which includes virtualization services, managed security services, connectivity services, application services, managed desktop support and data center services. We believe the launch of these IT services enables customers to streamline their internal IT resources and offerings by leveraging a comprehensive mix of IT and security services in our enterprise-class data centers. Our strategy for growth is for EarthLink to serve as an IT services company for businesses with IT and network security needs. We want our business to be more than a traditional telecommunications company. We believe we are positioning EarthLink to be a trusted managed communications and IT services partner. The key elements of our business strategy are as follows:

Offer a complete package of managed communications and IT services. We provide a nationwide suite of business voice, data and Internet solutions using a blend of access technologies to meet our customer’s specific needs. We recently expanded our IT services capabilities, including hosted VoIP, virtual computing and managed IT and cloud security. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers.

Add new customer relationships. We are focused on adding new customers through new and existing channels, leveraging distribution channels and positioning our business to take advantage of important trends in the markets for our products and services. We believe we have a comprehensive solution to offer business customers. We are upgrading and evolving our go to market strategy. This includes investment to improve the quality of our sales force, investment in alternative sales motions, both inside sales and through partner relationships, and investment in the EarthLink brand.

Leverage our existing customer relationships. We are focused on leveraging our existing customer relationships, favorable brand image and experience in providing IP communication and managed services in order to profitably grow our business services revenue. We believe that upselling our new suite of products and services to existing customers is an important opportunity for revenue growth and customer retention. This includes selling managed security and IT services to our existing network connectivity customers, as well as selling network connectivity to existing managed security and IT services customers. In addition, certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by migrating these customers to our new technology platform.

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

Challenges and Risks

The primary challenges we face in executing our business strategy are successfully transitioning from a traditional communications provider to a managed IT services provider, providing products and services that meet changing customer needs on a timely and cost-effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives.  Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to ensure effective training and product knowledge of our sales force and the reliability and quality of our services.  The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a complete list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors included under “Risk Factors” in Item 1A of Part II and under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

Revenue Sources

Business Services. Our Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our managed IT services, which are included within our retail services, include cloud computing, data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

Consumer Services. Our Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. We present our Consumer Services in two categories: (1) access services, which includes narrowband access services and broadband access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and equipment fees.

Trends in our Business

Our financial results are impacted by several significant trends, which are described below. We expect that these will continue to affect our results of operations, cash flows and financial position.

Business Services. We operate in the communications and IT Services industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.  The industry for cloud, managed security and IT support services is relatively new and continues to evolve.  Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. Specifically, we have experienced revenue declines in traditional voice services. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates.

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

To counteract trends in our business services revenue, we are focused on building long-term customer relationships. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships.  We seek to grow our business services revenue by selling new services to our existing customer base, including our new cloud, managed security and IT support services, and generating sales to new customers. However, we have and may continue to experience pressure on revenue and operating expenses for our business services as a result of competition or current economic conditions.

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

To counteract trends in our consumer revenues, we are focused on customer retention and operational efficiency. As a result, we have realized benefits from a subscriber base that is longer tenured, such as reduced support costs and lower bad debt expense. We expect this trend to continue. However, we may not be able to continue to reduce our cost structure to the same extent as the declines in revenue and our cost reduction initiatives might not yield the anticipated benefits. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates.

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of One Communications Corp. (“One Communications”) on April 1, 2011. The results of operations of One Communications are included in our operating results beginning on the acquisition date. The following comparison of statement of operations data is also affected, to a lesser extent, by our other acquisitions completed during 2011 including Saturn Telecommunication Services Inc. and affiliates (“STS Telecom’), Logical Solutions.net, Inc. (“Logical Solutions”) and Business Vitals, LLC, among others.

The following table sets forth statement of operations data for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)
Revenues	$243,018	$344,376

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	103,723	159,337
Selling, general and administrative (exclusive of of depreciation and amotization shown separately below)	73,164	110,069
Depreciation and amortization	21,676	45,254
Restructuring, acquisition and integration-related costs	4,505	3,521
Total operating costs and expenses	203,068	318,181

Income from operations	39,950	26,195
Interest expense and other, net	(12,960)	(15,758)
Income before income taxes	26,990	10,437
Income tax provision	(10,627)	(3,174)
Net income	$16,363	$7,263

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,				Change
		% of		% of
	2011	Total	2012	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$106,632	75%	$212,516	82%	$105,884	99%
Wholesale services	24,795	17%	37,729	14%	12,934	52%
Other	10,946	8%	10,019	4%	(927)	-8%
Total revenues	142,373	100%	260,264	100%	117,891	83%

Consumer Services
Access services	$87,457	87%	71,767	85%	(15,690)	-18%
Value-added services	13,188	13%	12,345	15%	(843)	-6%
Total revenues	100,645	100%	84,112	100%	(16,533)	-16%

Total revenues	$243,018		$344,376		$101,358	42%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our managed IT services, which are included within our retail services, include cloud computing, data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

The increase in Business Services revenue compared to the prior year period was primarily due to $122.5 million of revenues generated from our acquired businesses. On a pro forma basis for the acquisition of One Communications, Business Services revenue decreased $14.9 million, from $275.1 million during the three months ended March 31, 2011 to $260.3 million during the three months ended March 31, 2012. This was due to a decrease in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services.

We seek to grow our business services revenues sequentially in 2012, as we are focused on growing our new suite of IT services. However, we expect Business Services revenues to be adversely impacted as a result of rules recently adopted by the FCC regarding intercarrier compensation. We also expect continued declines in traditional voice services and other legacy products. In addition, Business Services revenues may be adversely impacted by competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. To counteract competitive pressures, we continue to emphasize our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services.

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

The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.6 million during the three months ended March 31, 2011 to 1.3 million during the three months ended March 31, 2012.  Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers.  The decrease in average consumer access subscribers resulted from reduced sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 2.7% during the three months ended March 31, 2011 to 2.5% during the three months ended March 31, 2012, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our subscriber base. We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competitive pressures and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

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

Cost of revenues

The following table presents cost of revenues by segment for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollar	Percent
	(dollars in thousands)
Business Services	$72,457	$131,818	$59,361	82%
Consumer Services	31,266	27,519	(3,747)	-12%
Total cost of revenues	$103,723	$159,337	$55,614	54%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services.

The increase in Business Services cost of revenues compared to the prior year period was primarily due to $61.4 million of cost of revenues generated from our acquired businesses, including One Communications and STS Telecom. Partially offsetting this was a decrease in cost of revenues resulting from network cost efficiencies and a decline in certain legacy products, including web hosting and lower-end, single site broadband services.

We expect our Business Services segment cost of revenues to generally move with the trends in our Business Services revenues. Business Services segment cost of revenues will decrease as a result of the continued decline in traditional voice services and other legacy products. However, our Business Services segment cost of revenues will increase as we seek to grow our business services revenues.

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

The decrease in Consumer Services cost of revenues compared to the prior year period was primarily due to the decline in average consumer services subscribers. Also contributing was lower network expenses related to cost optimization efforts.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$73,164	$110,069	$36,905	50%

Selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, and legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, property taxes, travel, insurance, occupancy costs, advertising and other administrative expenses.

The increase in selling, general and administrative expenses compared to the prior year period was due to $43.3 million of selling, general and administrative expenses from our acquired businesses, including One Communications and STS Telecom during the three months ended March 31, 2012.  Partially offsetting the increase was a decrease in business services selling, general and administrative expenses due to cost synergies realized from the integration of ITC^DeltaCom.  Also partially offsetting this was a decrease in selling, general and administrative expenses in our Consumer Services segment consisting of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees and legal and professional fees.  The decreases resulted from reduced headcount and continued cost reduction initiatives, reduced discretionary sales and marketing spend, and continued benefits as our overall consumer subscriber base has decreased and become longer tenured. Longer-tenured customers have a lower frequency of non-payment and require less customer service and technical support.

We expect that selling, general and administrative expenses will increase as we seek to grow our business services revenue. However, we expect to realize cost synergies as we integrate our acquisitions. We will continue to seek operating efficiencies, such as consolidating operations and integrating systems.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Depreciation expense	$14,850	$27,574	$12,724	86%
Amortization expense	6,826	17,680	10,854	159%
Total	$21,676	$45,254	$23,578	109%

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

The increase in depreciation and amortization expense compared to the prior year period was primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisitions of One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Also contributing to the increase in depreciation expense was an increase in capital expenditures from our acquired businesses, including customer acquisition costs and costs to maintain and enhance our network.

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

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Facility exit and restructuring costs	$1,010	$(181)
Acquisition and integration-related costs	3,495	3,702
Restructuring, acquisition and integration-related costs	$4,505	$3,521

Facility and exit restructuring costs. In August 2007, we adopted a restructuring plan to reduce costs and improve the efficiency of our operations (the “2007 Plan”). The 2007 Plan was the result of a comprehensive review of operations within and across our functions and businesses. Under the 2007 Plan, we reduced our workforce by approximately 900 employees, consolidated our office facilities in Atlanta, Georgia and Pasadena, California and closed office facilities in Orlando, Florida; Knoxville, Tennessee; Harrisburg, Pennsylvania and San Francisco, California. The 2007 Plan was primarily implemented during the latter half of 2007 and during 2008. However, there have been and may continue to be changes in estimates to amounts previously recorded.

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of March 31, 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled.

Facilities
(in thousands)
Balance as of December 31, 2011	$7,432
Accruals	(181)
Payments	(735)
Balance as of March 31, 2012	$6,516

Acquisition and integration-related costs. Acquisition and integration-related costs consist of costs related to our acquisitions. Such costs include: 1) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 2) severance and retention costs; 3) facility-related costs, such as lease termination and asset impairments; and 4) integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Condensed Consolidated Statements of Comprehensive Income. Acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Transaction-related costs	$1,740	$839
Severance and retention costs	1,693	1,547
Facility exit costs	—	165
Integration-related costs	62	1,151
Total acquisition and integration-related costs	$3,495	$3,702

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

Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Interest expense	$14,736	$16,488	$1,752	12%
Interest income	(1,758)	(811)	947	-54%
Other, net	(18)	81	99	-550%
Total	$12,960	$15,758

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The increase in interest expense and other, net, compared to the prior year period was primarily due to the inclusion the issuance of new debt in May 2011.  In May 2011, we issued $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).  This was partially offset by the redemption of our convertible senior notes due 2026 on November 15, 2011.

Income tax provision

The following table presents the components of the income tax provision for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Current provision	$1,981	$1,930
Deferred provision	8,646	1,244
Total income tax provision	$10,627	$3,174

The income tax provision for the three months ended March 31, 2012 represents an effective rate of 30.42%, including a benefit for discrete items of -8.9%.  The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards.

We have a valuation allowance of $39.9 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $7.9 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, we have a valuation allowance of $0.4 million relating to stock compensation deferred tax assets.

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

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment earns revenue by providing a broad range of data, voice, managed IT and equipment services to businesses and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

We evaluate the performance of our operating segments based on segment income from operations. Segment income from operations includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment income from operations excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment income from operations include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth subscriber and operating data as of March 31, 2011 and 2012:

	March 31,	March 31,
	2011	2012

Legacy EarthLink Business Metrics (a)
Narrowband access subscribers	7,000	5,000
Broadband access subscribers	52,000	50,000
Web hosting accounts	64,000	57,000

EarthLink Business Metrics
Total fiber optic route miles (b)	16,504	28,804
Colocations	294	1,415
Voice and data switches	20	56

(a) Legacy EarthLink business metrics consist of metrics related to services in EarthLink’s Business Services segment prior to our recent acquisitions.

(b) As of March 31, 2011, includes 12,559 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles. As of March 31, 2012, includes 24,859 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Segment revenues	$142,373	$260,264	$117,891	83%
Segment operating income	25,172	43,045	17,873	71%

The increase in Business Services revenues from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily due to $122.5 million of revenues generated from our acquired businesses, including One Communications and STS Telecom. This was partially offset by a decrease in revenues for certain legacy products, including web hosting and lower-end, single site broadband services.

The increase in Business Services segment operating income from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily due to the inclusion of $17.8 million of segment operating income from our acquired businesses.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
Consumer Subscriber Activity
Subscribers at beginning of year	1,636,000	1,350,000
Gross organic subscriber additions	49,000	45,000
Churn	(128,000)	(100,000)
Subscribers at end of period (a)	1,557,000	1,295,000

Consumer Metrics
Average narrowband subscribers (b)	904,000	722,000
Average broadband subscribers (b)	692,000	600,000
Average consumer subscribers (b)	1,596,000	1,322,000
ARPU (c)	$21.03	$21.20
Churn rate (d)	2.7%	2.5%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Segment revenues	$100,645	$84,112	$(16,533)	-16%
Segment operating income	50,065	40,998	(9,067)	-18%

The decrease in Consumer Services revenues and operating income compared to the prior year period was primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. The decrease in revenue was partially offset by a decrease in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

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

Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees. The following table presents stock-based compensation expense for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Stock-based compensation	$3,571	$2,672

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Net cash provided by operating activities	$54,466	$66,211	$11,745	22%
Net cash provided by (used in) investing activities	280,314	(50,212)	(330,526)	-118%
Net cash used in financing activities	(26,103)	(5,779)	20,324	-78%
Net increase in cash and cash equivalents	$308,677	$10,220	$(298,457)	-97%

Operating activities

The increase in cash provided by operating activities during the three months ended March 31, 2012 compared to the prior year period was primarily due to $19.5 million of cash generated by One Communications. This was partially offset by severance, transaction and other integration-related costs.

Investing activities

The decrease in cash flows from investing activities was primarily due to a change in cash associated with investments in marketable securities. During the three months ended March 31, 2011, we received cash of $319.7 million for sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the period.  During the three months ended March 31, 2012, we used cash of $19.2 million for purchases of marketable securities.  Also contributing to the decrease was a $14.0 million increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs. We continue to focus on investment in our technology infrastructure to support our long-term strategic plans.  The overall decrease in cash flows from investing activities was offset by a $22.1 million decrease in cash used for acquisitions, net of cash acquired.

Financing activities

The decrease in net cash used in financing activities was primarily due to a $16.9 million decrease in repurchases of common stock and a $2.8 million decrease in repayment of debt and capital lease obligations. During the three months ended March 31, 2011, we used $16.9 million to repurchase 2.1 million shares of our common stock and during the three months ended March 31, 2012, we did not repurchase any shares of our common stock.  Dividend payments were $6.2 million and $5.4 million during the three months ended March 31, 2011 and 2012, respectively, reflecting quarterly dividends of $0.05 per share.

Future Uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including ITC^DeltaCom’s outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”), our $300.0 million aggregate principal amount of Senior Notes in May 2011 and our $150.0 million revolving credit facility. We expect to use cash for interest payments. We also may use cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture or to purchase them in the open market.

Capital expenditures. We expect to incur capital expenditures of approximately $115.0 million to $135.0 million during the year ending December 31, 2012. We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We may also make capital expenditures to upgrade acquired network or other assets. We plan to make capital expenditures relating to acquiring new customers, to further enhance our customers’ experience and growth opportunities and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in business services segment. One of our key strategies is to grow our business services revenue. In addition to leveraging our fiber network and nationwide IP reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts for our business services. We also may invest cash to build out data center space across our nationwide footprint to support our cloud, managed security and IT support services.

Acquisition and integration-related costs. We expect to continue to use cash for one-time costs related to our acquisitions, including severance and retention costs and integration-related costs. There are a number of systems that continue to be integrated, including management information, sales, billing and human resources.  We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and financial and other operating support systems of our acquisitions to common platforms.

Dividends. During the three months ended March 31, 2011 and 2012, cash dividends declared were $0.05 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs required to repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the pricing of our services and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments or repurchases and dividend payments.

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the three months ended March 31, 2011 and 2012, we generated $54.5 million and $66.2 million in cash from operations, respectively. As of March 31, 2012, we had $222.0 million in cash and cash equivalents and $49.0 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time all amounts outstanding thereunder shall be due and payable in full. As of March 31, 2012, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2012, we had utilized approximately $651.1 million pursuant to the authorizations and had $98.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Set forth below is a discussion of the presentation and use of Adjusted EBITDA and Unlevered Free Cash Flow, the non-GAAP financial measures used by management.

Adjusted EBITDA is defined as net income before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs.  Unlevered Free Cash Flow is defined as net income before interest expense and other, net, income taxes, depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs, less cash used for purchases of property and equipment.

These non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. Management uses these non-GAAP financial measures to evaluate the performance of its business. Management also uses Unlevered Free Cash Flow to assess its ability to fund capital expenditures, fund growth and service debt. Management believes that excluding the effects of certain non-cash and non-operating items enables investors to better understand and analyze the current period’s results and provides a better measure of comparability.

There are limitations to using these non-GAAP financial measures. Adjusted EBITDA and Unlevered Free Cash Flow are not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies.  Adjusted EBITDA and Unlevered Free Cash Flow should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)

Net income	$16,363	$7,263
Interest expense and other, net	12,960	15,758
Income tax provision	10,627	3,174
Depreciation and amortization	21,676	45,254
Stock-based compensation expense	3,571	2,672
Restructuring, acquisition and integration-related costs	4,505	3,521
Adjusted EBITDA	$69,702	$77,642

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)

Net income	$16,363	$7,263
Interest expense and other, net	12,960	15,758
Income tax provision	10,627	3,174
Depreciation and amortization	21,676	45,254
Stock-based compensation expense	3,571	2,672
Restructuring, acquisition and integration-related costs	4,505	3,521
Purchases of property and equipment	(17,746)	(31,775)
Unlevered Free Cash Flow	$51,956	$45,867

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)

Net cash provided by operating activities	$54,466	$66,211
Income tax provision	10,627	3,174
Non-cash income taxes	(8,646)	(1,244)
Interest expense and other, net	12,960	15,759
Amortization of debt discount, premium and issuance costs	(2,831)	494
Restructuring, acquisition and integration-related costs	4,505	3,521
Changes in operating assets and liabilities	(1,461)	(9,989)
Purchases of property and equipment	(17,746)	(31,775)
Other, net	82	(284)
Unlevered Free Cash Flow	$51,956	$45,867

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our strategy to grow our business services revenue, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (3) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (4) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to achieve operating efficiencies will adversely affect our results of operations; (6) that unfavorable general economic conditions could harm our business; (7) that we face significant competition in the communications and managed IT services industry that could reduce our profitability; (8) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (10) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we may experience reductions in switched access and reciprocal compensation revenue; (12) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (13) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (14) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations;  (15) that our consumer business is dependent on the availability of third-party network service providers; (16) that we face significant competition in the Internet industry that could reduce our profitability; (17) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (18) that potential regulation of Internet service providers could adversely affect our operations; (19) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (20) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (21) that security breaches could damage our reputation and harm our operating results; (22) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (23) that our business depends on effective business support systems and processes; (24) that government regulations could adversely affect our business or force us to change our business practices; (25) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (26) that we may not be able to protect our intellectual property; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (29) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (30) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (31) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (32) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (33) that we may reduce, or cease payment of, quarterly cash dividends; (34) that our stock price may be volatile; and (35) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.   These risks and uncertainties, as well as other risks and

uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	EarthLink, Inc. 2012 Short-Term Incentive Bonus Plan.

10.2	Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan.

10.3	Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan.

10.4	Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan.

10.5	Form of 2012 Non-Qualified Stock Option Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK, INC.

Date:	April 30, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	April 30, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)