Form 10-Q
period 2012-06-30
EARTHLINK INC
filed 2012-08-03
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
 _______________________________________________________

(Former name, former address and former fiscal year, if changed since last report date)
_______________________________________________________
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

As of July 31, 2012, 105,720,489 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

PART I

 Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,783	$209,452
Marketable securities	28,606	48,512
Restricted cash	1,781	1,014
Accounts receivable, net of allowance of $7,323 and $7,388 as of December 31, 2011 and June 30, 2012, respectively	114,757	113,688
Prepaid expenses	13,163	18,891
Deferred income taxes, net	38,437	41,678
Other current assets	23,530	20,482
Total current assets	432,057	453,717
Long-term marketable securities	1,001	—
Property and equipment, net	389,549	386,172
Deferred income taxes, net	172,376	168,900
Goodwill	378,235	379,320
Other intangible assets, net	285,361	249,924
Other long-term assets	21,872	20,509
Total assets	$1,680,451	$1,658,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,972	$13,256
Accrued payroll and related expenses	28,410	17,745
Accrued interest	11,955	12,120
Other accrued liabilities	116,396	119,367
Deferred revenue	68,182	68,622
Current portion of long-term debt and capital lease obligations	1,655	1,526
Total current liabilities	242,570	232,636
Long-term debt and capital lease obligations	653,765	651,371
Other long-term liabilities	30,972	29,512
Total liabilities	927,307	913,519
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,202 and 196,694 shares issued as of December 31, 2011 and June 30, 2012, respectively, and 106,193 and 105,677 shares outstanding as of December 31, 2011 and June 30, 2012, respectively	1,962	1,967
Additional paid-in capital	2,071,298	2,064,508
Accumulated deficit	(613,668)	(607,511)
Treasury stock, at cost, 90,009 and 91,017 shares as of December 31, 2011 and June 30, 2012, respectively	(706,434)	(713,938)
Accumulated other comprehensive loss	(14)	(3)
Total stockholders’ equity	753,144	745,023
Total liabilities and stockholders’ equity	$1,680,451	$1,658,542
The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, except per share data) (unaudited)
Revenues	$363,559	$338,178	$606,577	$682,554
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	164,357	168,216	268,080	327,553
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	113,795	106,436	186,959	216,505
Depreciation and amortization	45,093	45,980	66,769	91,234
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Total operating costs and expenses	334,291	324,468	537,359	642,649
Income from operations	29,268	13,710	69,218	39,905
Interest expense and other, net	(19,076)	(15,709)	(32,036)	(31,467)
Income (loss) before income taxes	10,192	(1,999)	37,182	8,438
Income tax (provision) benefit	(3,644)	893	(14,271)	(2,281)
Net income (loss)	$6,548	$(1,106)	$22,911	$6,157
Net income (loss) per share
Basic	$0.06	$(0.01)	$0.21	$0.06
Diluted	$0.06	$(0.01)	$0.21	$0.06
Weighted average common shares outstanding
Basic	109,593	106,244	108,990	106,252
Diluted	110,490	106,244	110,051	107,036

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

Comprehensive income (loss)	$6,548	$(1,110)	$22,670	$6,167

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:	(in thousands) (unaudited)
Net income	$22,911	$6,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,769	91,234
Loss on disposals and impairments of fixed assets	831	928
Non-cash income taxes	10,833	(1,127)
Stock-based compensation	7,085	5,540
Amortization of debt discount, premium and issuance costs	6,157	(973)
Other operating activities	(490)	(890)
Decrease in accounts receivable, net	10,651	1,114
(Increase) decrease in prepaid expenses and other assets	(219)	516
Decrease in accounts payable and accrued and other liabilities	(81,883)	(14,866)
Increase in deferred revenue	2,828	829
Net cash provided by operating activities	45,473	88,462
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(36,533)	—
Purchases of property and equipment	(40,439)	(56,225)
Purchases of marketable securities	—	(40,037)
Sales and maturities of marketable securities	319,729	21,132
Change in restricted cash	1,202	767
Other investing activities	(3,346)	—
Net cash provided by (used in) investing activities	240,613	(74,363)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	279,212	—
Repayment of debt and capital lease obligations	(270,392)	(886)
Repurchases of common stock	(36,053)	(5,052)
Payment of dividends	(11,782)	(10,777)
Proceeds from exercises of stock options	439	236
Other financing activities	22	49
Net cash used in financing activities	(38,554)	(16,430)
Net increase (decrease) in cash and cash equivalents	247,532	(2,331)
Cash and cash equivalents, beginning of period	242,952	211,783
Cash and cash equivalents, end of period	$490,484	$209,452

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 28,800 route fiber miles, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s business segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and six months ended June 30, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2012 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income (loss) divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, restricted stock units and convertible debt (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect of outstanding stock options, restricted stock units and convertible debt is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator
Net income (loss)	$6,548	$(1,106)	$22,911	$6,157
Denominator
Basic weighted average common shares outstanding	109,593	106,244	108,990	106,252
Dilutive effect of Common Stock Equivalents	897	—	1,061	784
Diluted weighted average common shares outstanding	110,490	106,244	110,051	107,036

Basic net income (loss) per share	$0.06	$(0.01)	$0.21	$0.06
Diluted net income (loss) per share	$0.06	$(0.01)	$0.21	$0.06

During the three months ended June 30, 2011, approximately 1.6 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended June 30, 2011 and 2012, approximately 1.9 million and 3.0 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  Anti-dilutive securities could be dilutive in future periods. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended June 30, 2012 because such inclusion would have an anti-dilutive effect due to the Company's net loss.

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

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included assumption and repayment of debt and other liabilities and certain working capital and other adjustments. Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. In addition, EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of the 1.3 million shares deposited in escrow and 1.7 million shares issued to One Communications shareholders. During the year ended December 31, 2011 and six months ended June 30, 2012, $3.5 million (including 0.2 million shares) and $3.6 million (including 0.3 million shares), respectively, of the $7.5 million escrow was returned and reduced the escrow asset. As a result, approximately $0.3 million of the $7.5 million escrow remains outstanding as of June 30, 2012.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

The resulting fair value of consideration transferred was $39.9 million which consisted of $20.0 million in cash and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values.

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

Goodwill arising from the acquisition was attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill was assigned to the Company’s Business Services segment. The goodwill is not deductible for income tax purposes.

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

Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisition of One Communications occurred on January 1, 2011:

Six Months Ended
June 30, 2011
(in thousands)
Total revenues	$740,240
Net income	31,058

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)
Facility exit and restructuring costs	$(547)	$—	$463	$(181)
Acquisition and integration-related costs	11,593	3,836	15,088	7,538
Restructuring, acquisition and integration-related costs	$11,046	$3,836	$15,551	$7,357

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

The following table summarizes facility exit and restructuring costs during the six months ended June 30, 2011 and 2012 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the six months ended June 30, 2011 and 2012 were primarily the result of changes to lease and sublease estimates in the Company’s exited facilities. Such costs have been classified as restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).

			Cumulative Costs
	Six Months Ended June 30,		Incurred
	2011	2012	To Date
	(in thousands)
Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	463	(181)	23,907
Non-cash asset impairments	—	—	24,824
Other associated costs	—	—	1,131
	$463	$(181)	$80,626

The following table summarizes activity for the liability balances associated with the 2007 Plan for the six months ended June 30, 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled (in thousands):

Balance as of December 31, 2011	$7,432
Accruals	(181)
Payments	(1,452)
Balance as of June 30, 2012	$5,799

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2011 and June 30, 2012, approximately $3.1 million and $2.8 million, respectively, was classified as other accrued liabilities and approximately $4.3 million and $3.0 million, respectively, was classified as other long-term liabilities.

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to EarthLink’s acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 4) facility-related costs, such as lease termination and asset impairments. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss).  Acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)
Severance and retention costs	$8,133	$1,513	$9,825	$3,060
Transaction-related costs	2,802	154	4,542	993
Integration-related costs	658	2,179	721	3,330
Facility-related costs	—	(10)	—	155
Total acquisition and integration-related costs	$11,593	$3,836	$15,088	$7,538

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2011 and June 30, 2012:

	As of December 31, 2011	As of June 30, 2012
	(in thousands)
Corporate debt securities	$11,057	$26,902
Government and agency securities	11,304	6,817
Commercial paper	4,246	8,737
Certificates of deposit	3,000	6,056
Total marketable securities	29,607	48,512
Less: classified as current	(28,606)	(48,512)
Total long-term marketable securities	$1,001	$—

Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper and certificates of deposit. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and in total comprehensive income (loss). Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

basis and included in interest expense and other, net, in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following tables summarize gross unrealized gains and losses as of December 31, 2011 and June 30, 2012 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$11,306	$(2)	$—	$11,304
Corporate debt securities	11,069	(12)	—	11,057
Commercial paper	4,246	—	—	4,246
Certificates of deposit	3,000	—	—	3,000
	$29,621	$(14)	$—	$29,607

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$6,816	$—	$1	$6,817
Corporate debt securities	26,907	(5)	—	26,902
Commercial paper	8,737	—	—	8,737
Certificates of deposit	6,055	—	1	6,056
	$48,515	$(5)	$2	$48,512

7.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2012 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2011
Goodwill	$88,920	$377,193	$466,113
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	289,315	378,235

Goodwill adjustments	—	1,085	1,085

Balance as of June 30, 2012
Goodwill	88,920	378,278	467,198
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$290,400	$379,320

Goodwill adjustments during the six months ended June 30, 2012 resulted from adjustments during the measurement period in the fair value of assets and liabilities assumed in the acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012:

	As of December 31, 2011			As of June 30, 2012
	Gross		Net	Gross		Net
	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
	(in thousands)
Customer relationships	$372,545	$(112,342)	$260,203	$372,545	$(141,972)	$230,573
Developed technology and software	24,311	(6,279)	18,032	24,311	(10,431)	13,880
Trade names	9,121	(3,507)	5,614	9,121	(5,022)	4,099
Other	1,800	(288)	1,512	1,800	(428)	1,372
	$407,777	$(122,416)	$285,361	$407,777	$(157,853)	$249,924

The Company’s identifiable intangible assets consist of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies that are not deemed to have indefinite lives.

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2012, the weighted average amortization periods were 5.2 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three and six months ended June 30, 2011 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Amortization expense	$17,256	$17,757	$24,082	$35,437

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $35.2 million during the remaining six months in the year ending December 31, 2012 and $65.4 million, $61.0 million, $59.0 million, $28.2 million and $1.1 million during the years ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and June 30, 2012:

	As of December 31, 2011	As of June 30, 2012
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$324,800	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	22,056	19,780
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(9,779)	(9,310)
Capital lease obligations	18,343	17,627
Carrying value of debt and capital lease obligations	655,420	652,897
Less current portion of debt and capital lease obligations	(1,655)	(1,526)
Long-term debt and capital lease obligations	$653,765	$651,371

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of June 30, 2012, ITC^DeltaCom was in compliance with all of its covenants.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of June 30, 2012, the Company was in compliance with these covenants.

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the effective interest method. Commitment fees and borrowing costs under this

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of June 30, 2012, the Company’s Commitment Fee was 0.375% and the Company’s borrowing cost was LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of June 30, 2012. However, $2.1 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of June 30, 2012.

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

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of June 30, 2012, the Company was in compliance with these covenants.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Substantially all of these capital leases were assumed by the Company through its acquisition of One Communications. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

9.  Shareholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2012, the Company had $93.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 4.5 million shares of its common stock for $35.1 million during the six months ended June 30, 2011 and repurchased 0.7 million shares of its common stock for $5.1 million during the six months ended June 30, 2012 pursuant to its share repurchase program. Also during the six months ended June 30, 2012, 0.3 million shares valued at $2.5 million were returned from the One Communications escrow fund and recorded as treasury stock.

Dividends

During the six months ended June 30, 2011 and 2012, cash dividends declared were $0.10 and $0.10 per common share, respectively, and total dividend payments were $11.8 million and $10.8 million, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

not vest. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $3.5 million and $2.9 million during the three months ended June 30, 2011 and 2012, respectively, and $7.1 million and $5.5 million during the six months ended June 30, 2011 and 2012, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2011	1,875	$8.97
Granted	2,581	7.55
Exercised	(36)	6.45
Forfeited and expired	(395)	9.00
Outstanding as of June 30, 2012	4,025	8.08	7.3	$172
Vested and expected to vest as of June 30, 2012	3,902	$8.08	7.3	$172
Exercisable as of June 30, 2012	1,563	$8.91	3.5	$172

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2012 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

by the stock option holders if they had all exercised their stock options on June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2012 was $58,000 and $56,000, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of June 30, 2012, there was $3.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.6 years.

The following table summarizes the status of the Company’s stock options as of June 30, 2012:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.56	to	$6.98	138	3.8	$6.57	138	$6.57
7.02	to	7.32	336	4.9	7.27	336	7.27
7.51	to	7.51	2,361	9.6	7.51	—	—
7.64	to	8.96	205	6.8	8.35	104	8.25
9.01	to	9.24	257	2.3	9.03	257	9.03
9.48	to	9.89	298	3.3	9.51	298	9.51
10.36	to	10.80	344	3.1	10.39	344	10.39
11.17	to	11.82	86	2.7	11.43	86	11.43
$5.56	to	$11.82	4,025	7.3	$8.08	1,563	$8.91

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2011	2,606	$8.25
Granted	1,702	7.56
Vested	(669)	8.39
Forfeited	(240)	7.77
Outstanding as of June 30, 2012	3,399	$7.90

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2011 and 2012 was $8.31 and $7.56, respectively.  As of June 30, 2012, there was $21.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.63 years. The total fair value of shares vested during the six months ended June 30, 2011 and 2012 was $11.1 million and $4.9 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

11.  Income Taxes

The following table presents the components of the income tax provision (benefit) for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Current provision	$1,436	$1,478	$3,417	$3,408
Deferred provision (benefit)	2,208	(2,371)	10,854	(1,127)
Total income tax provision (benefit)	$3,644	$(893)	$14,271	$2,281

The income tax provision for the six months ended June 30, 2012 represents an effective rate of 27%, including a benefit for discrete items of -8%.  The effective rate differs from the federal statutory rate of 35% primarily because of state taxes. The discrete benefit for the six months ended June 30, 2012 primarily relates to changes to the Company's state deferred income tax rates and its resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012. The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The non-cash deferred tax benefit was due primarily to the favorable discrete item.

Valuation allowance. The Company has a valuation allowance of $40.1 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $8.1 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended June 30, 2012 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  As of June 30, 2012, $0.8 million of interest and $1.1 million of penalties had been accrued.

A reconciliation of changes in the amount of unrecognized tax benefits for the six months ended June 30, 2012 is as follows:

Six Months Ended
June 30, 2012
(in thousands)
Balance as of January 1	$24,560
Adjustments to tax positions under purchase accounting	398
Increases for tax positions	19
Balance as of June 30	$24,977

Within the next twelve months, it is reasonably possible that approximately $1.5 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

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

Assets measured at fair value on a recurring basis

As of December 31, 2011 and June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012:

			Fair Value Measurements as of December 31, 2011 Using
			Quoted Prices	Significant
	Carrying	Fair	in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$105,297	$105,297	$105,297	$—	$—
Government and agency securities	11,304	11,304	—	11,304	—
Corporate debt securities	11,057	11,057	—	11,057	—
Commercial paper	4,246	4,246	—	4,246	—
Certificates of deposit	3,000	3,000	—	3,000	—
Total	$134,904	$134,904	$105,297	$29,607	$—

			Fair Value Measurements as of June 30, 2012 Using
			Quoted Prices	Significant
	Carrying	Fair	in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents	$103,109	$103,109	$103,109	$—	$—
Government and agency securities	6,817	6,817	—	6,817	—
Corporate debt securities	26,902	26,902	—	26,902	—
Commercial paper	8,737	8,737	—	8,737	—
Certificates of deposit	6,056	6,056	—	6,056	—
Total	$151,621	$151,621	$103,109	$48,512	$—

As of December 31, 2011 and June 30, 2012, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

Fair value of debt

The estimated fair value of the Company’s Senior Notes and ITC^DeltaCom Notes were determined based on Level 1

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

input using quoted prices in active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2011 and June 30, 2012:

	As of December 31, 2011		As of June 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior notes	$346,856	$320,578	$344,580	$341,040
EarthLink senior notes	290,221	284,700	290,690	296,940
Total debt, excluding capital leases	$637,077	$605,278	$635,270	$637,980

13.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

The Company evaluates performance of its segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2011 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Business Services
Revenues	$267,613	$257,482	$409,986	$517,746
Cost of revenues (excluding depreciation and amortization)	134,150	141,556	206,607	273,374
Gross margin	133,463	115,926	203,379	244,372
Direct segment operating expenses	87,586	81,890	132,330	167,291
Segment operating income	$45,877	$34,036	$71,049	$77,081
Consumer Services
Revenues	$95,946	$80,696	$196,591	$164,808
Cost of revenues (excluding depreciation and amortization)	30,207	26,660	61,473	54,179
Gross margin	65,739	54,036	135,118	110,629
Direct segment operating expenses	17,207	16,202	36,521	31,797
Segment operating income	$48,532	$37,834	$98,597	$78,832
Consolidated
Revenues	$363,559	$338,178	$606,577	$682,554
Cost of revenues	164,357	168,216	268,080	327,553
Gross margin	199,202	169,962	338,497	355,001
Direct segment operating expenses	104,793	98,092	168,851	199,088
Segment operating income	94,409	71,870	169,646	155,913
Stock-based compensation expense	3,514	2,868	7,085	5,540
Depreciation and amortization	45,093	45,980	66,769	91,234
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Other operating expenses	5,488	5,476	11,023	11,877
Income from operations	$29,268	$13,710	$69,218	$39,905

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2011 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Business Services
Retail services	$219,008	$209,300	$325,328	$421,816
Wholesale services	37,585	38,026	62,380	75,755
Other	11,020	10,156	22,278	20,175
Total revenues	267,613	257,482	409,986	517,746
Consumer Services
Access services	83,403	68,735	170,860	140,502
Value-added services	12,543	11,961	25,731	24,306
Total revenues	95,946	80,696	196,591	164,808
Total Revenues	$363,559	$338,178	$606,577	$682,554

The Company’s Business Services segment earns revenue by providing a broad range of data, voice, equipment and IT services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees and termination fees.

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

14. Commitments and Contingencies

Legal and other proceedings

The Company is party to various legal proceedings, regulatory audits and other disputes arising from normal business activities. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments because the amount became probable and estimable during the period. The ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted. However, the Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's condensed consolidated financial statements.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Other

The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.

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

The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$125,126	$42,339	$41,987	$—	$209,452
Marketable securities	48,512	—	—	—	48,512
Restricted cash	—	—	1,014	—	1,014
Accounts receivable, net	13,161	56,711	43,816	—	113,688
Prepaid expenses	6,502	4,735	7,654	—	18,891
Deferred income taxes, net	5,936	17,456	18,286	—	41,678
Due from affiliates	205,855	24,251	5,620	(235,726)	—
Other current assets	5,696	7,936	6,850	—	20,482
Total current assets	410,788	153,428	125,227	(235,726)	453,717
Long-term marketable securities	—	—	—	—	—
Property and equipment, net	26,684	148,171	211,317	—	386,172
Deferred income taxes, net	19,661	73,327	75,912	—	168,900
Goodwill	88,920	95,710	194,690	—	379,320
Purchased intangible assets, net	153	142,213	107,558	—	249,924
Investment in subsidiaries	544,989	—	—	(544,989)	—
Other long-term assets	10,367	9,509	633	—	20,509
Total assets	$1,101,562	$622,358	$715,337	$(780,715)	$1,658,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,170	$4,679	$2,407	$—	$13,256
Accrued payroll and related expenses	4,654	8,702	4,389	—	17,745
Accrued interest	3,480	—	8,640	—	12,120
Other accrued liabilities	17,002	65,232	37,133	—	119,367
Deferred revenue	15,194	26,616	26,812	—	68,622
Due to affiliates	21,071	202,428	12,227	(235,726)	—
Current portion of debt and capital lease obligations	122	1,102	302	—	1,526
Total current liabilities	67,693	308,759	91,910	(235,726)	232,636
Long-term debt and capital lease obligations	290,690	15,692	344,989	—	651,371
Other long-term liabilities	4,880	17,988	6,644	—	29,512
Total liabilities	363,263	342,439	443,543	(235,726)	913,519
Stockholders’ equity:
Common stock	1,967	—	—	—	1,967
Additional paid-in capital	2,057,784	501,402	296,758	(791,436)	2,064,508
Accumulated deficit	(607,511)	(221,483)	(24,964)	246,447	(607,511)
Treasury stock, at cost	(713,938)	—	—	—	(713,938)
Accumulated other comprehensive loss	(3)	—	—	—	(3)
Total stockholders’ equity	738,299	279,919	271,794	(544,989)	745,023
Total liabilities and stockholders’ equity	$1,101,562	$622,358	$715,337	$(780,715)	$1,658,542

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$148,363	$28,490	$34,930	$—	$211,783
Marketable securities	28,606	—	—	—	28,606
Restricted cash	—	—	1,781	—	1,781
Accounts receivable, net	12,622	58,284	43,851	—	114,757
Prepaid expenses	3,974	3,046	6,143	—	13,163
Deferred income taxes, net	7,286	15,247	15,904	—	38,437
Due from affiliates	178,705	16,783	2,919	(198,407)	—
Other current assets	8,393	10,103	5,034	—	23,530
Total current assets	387,949	131,953	110,562	(198,407)	432,057
Long-term marketable securities	1,001	—	—	—	1,001
Property and equipment, net	21,622	154,489	213,438	—	389,549
Deferred income taxes, net	31,841	69,207	71,328	—	172,376
Goodwill	88,920	94,554	194,761	—	378,235
Purchased intangible assets, net	304	163,942	121,115	—	285,361
Investment in subsidiaries	570,755	—	—	(570,755)	—
Other long-term assets	11,888	9,902	82	—	21,872
Total assets	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,741	$3,551	$4,680	$—	$15,972
Accrued payroll and related expenses	9,691	10,565	8,154	—	28,410
Accrued interest	3,329	—	8,626	—	11,955
Other accrued liabilities	17,243	70,098	29,055	—	116,396
Deferred revenue	16,249	26,523	25,410	—	68,182
Due to affiliates	12,684	183,717	2,006	(198,407)	—
Current portion of debt and capital lease obligations	20	1,216	419	—	1,655
Total current liabilities	66,957	295,670	78,350	(198,407)	242,570
Long-term debt and capital lease obligations	290,221	16,180	347,364	—	653,765
Other long-term liabilities	8,633	15,294	7,045	—	30,972
Total liabilities	365,811	327,144	432,759	(198,407)	927,307
Stockholders’ equity:
Common stock	1,962	—	—	—	1,962
Additional paid-in capital	2,066,623	500,596	295,516	(791,437)	2,071,298
Accumulated deficit	(613,668)	(203,693)	(16,989)	220,682	(613,668)
Treasury stock, at cost	(706,434)	—	—	—	(706,434)
Accumulated other comprehensive loss	(14)	—	—	—	(14)
Total stockholders’ equity	748,469	296,903	278,527	(570,755)	753,144
Total liabilities and stockholders’ equity	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$86,199	$142,073	$111,588	$(1,682)	$338,178
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	28,031	78,592	63,275	(1,682)	168,216
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	23,519	49,035	33,882	—	106,436
Depreciation and amortization	2,097	26,115	17,768	—	45,980
Restructuring, acquisition and integration-related costs	1,876	1,446	514	—	3,836
Total operating costs and expenses	55,523	155,188	115,439	(1,682)	324,468
Income (loss) from operations	30,676	(13,115)	(3,851)	—	13,710
Interest expense and other, net	(6,450)	(1,636)	(7,623)	—	(15,709)
Equity in losses of subsidiaries	(15,790)	—	—	15,790	—
Income (loss) before income taxes	8,436	(14,751)	(11,474)	15,790	(1,999)
Income tax (provision) benefit	(9,542)	5,981	4,454	—	893
Net loss	$(1,106)	$(8,770)	$(7,020)	$15,790	$(1,106)

Comprehensive loss	$(1,110)	$—	$—	$—	$(1,110)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$102,732	$147,385	$113,779	$(337)	$363,559
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	31,719	77,429	55,546	(337)	164,357
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	25,496	50,997	37,302	—	113,795
Depreciation and amortization	2,692	24,171	18,230	—	45,093
Restructuring, acquisition and integration-related costs	2,566	7,423	1,057	—	11,046
Total operating costs and expenses	62,473	160,020	112,135	(337)	334,291
Income (loss) from operations	40,259	(12,635)	1,644	—	29,268
Interest expense and other, net	(8,949)	(1,990)	(8,137)	—	(19,076)
Equity in losses of subsidiaries	(4,466)	—	—	4,466	—
Income (loss) before income taxes	26,844	(14,625)	(6,493)	4,466	10,192
Income tax (provision) benefit	(20,296)	6,339	10,313	—	(3,644)
Net income (loss)	$6,548	$(8,286)	$3,820	$4,466	$6,548

Comprehensive income	$6,548	$—	$—	$—	$6,548

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$176,092	$286,421	$223,543	$(3,502)	$682,554
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	57,045	156,195	117,815	(3,502)	327,553
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	47,561	101,447	67,497	—	216,505
Depreciation and amortization	4,022	52,115	35,097	—	91,234
Restructuring, acquisition and integration-related costs	3,662	2,907	788	—	7,357
Total operating costs and expenses	112,290	312,664	221,197	(3,502)	642,649
Income (loss) from operations	63,802	(26,243)	2,346	—	39,905
Interest expense and other, net	(12,924)	(3,405)	(15,138)	—	(31,467)
Equity in losses of subsidiaries	(25,765)	—	—	25,765	—
Income (loss) before income taxes	25,113	(29,648)	(12,792)	25,765	8,438
Income tax (provision) benefit	(18,956)	11,858	4,817	—	(2,281)
Net income (loss)	$6,157	$(17,790)	$(7,975)	$25,765	$6,157

Comprehensive income	$6,167	$—	$—	$—	$6,167

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$210,540	$172,902	$223,595	$(460)	$606,577
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	64,403	94,213	109,924	(460)	268,080
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	53,257	60,696	73,006	—	186,959
Depreciation and amortization	5,333	26,540	34,896	—	66,769
Restructuring, acquisition and integration-related costs	5,467	8,202	1,882	—	15,551
Total operating costs and expenses	128,460	189,651	219,708	(460)	537,359
Income (loss) from operations	82,080	(16,749)	3,887	—	69,218
Interest expense and other, net	(13,286)	(3,059)	(15,691)	—	(32,036)
Equity in losses of subsidiaries	(19,434)	—	—	19,434	—
Income (loss) before income taxes	49,360	(19,808)	(11,804)	19,434	37,182
Income tax (provision) benefit	(26,449)	7,468	4,710	—	(14,271)
Net income (loss)	$22,911	$(12,340)	$(7,094)	$19,434	$22,911

Comprehensive income	$22,670	$—	$—	$—	$22,670

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$32,852	$28,847	$26,763	$—	$88,462
Cash flows from investing activities:
Purchases of property and equipment	(9,395)	(26,573)	(20,257)	—	(56,225)
Purchases of investments in marketable securities	(40,037)	—	—	—	(40,037)
Sales and maturities of investments in marketable securities	21,132	—	—	—	21,132
Change in restricted cash	—	—	767	—	767
Other	—	—	—	—	—
Net cash used in investing activities	(28,300)	(26,573)	(19,490)	—	(74,363)
Cash flows from financing activities:
Payment of dividends	(10,777)	—	—	—	(10,777)
Proceeds from exercises of stock options	236	—	—	—	236
Principal payments under capital lease obligations	(20)	(601)	(265)	—	(886)
Repurchases of common stock	(5,052)	—	—	—	(5,052)
Change in due to/from affiliates, net	(12,176)	12,176	—	—	—
Other	—	—	49	—	49
Net cash (used in) provided by financing activities	(27,789)	11,575	(216)	—	(16,430)
Net (decrease) increase in cash and cash equivalents	(23,237)	13,849	7,057	—	(2,331)
Cash and cash equivalents, beginning of period	148,363	28,490	34,930	—	211,783
Cash and cash equivalents, end of period	$125,126	$42,339	$41,987	$—	$209,452

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$53,372	$(25,323)	$17,424	$—	$45,473
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(25,174)	11,400	(22,759)	—	(36,533)
Purchases of property and equipment	(3,510)	(14,472)	(22,457)	—	(40,439)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary stock	(342,341)	—	—	342,341	—
Change in restricted cash	—	—	1,202	—	1,202
Other	—	(3,425)	79	—	(3,346)
Net cash (used in) provided by investing activities	(51,296)	(6,497)	(43,935)	342,341	240,613
Cash flows from financing activities:
Proceeds from issuance of debt, net of issues costs	279,212	—	—	—	279,212
Proceeds from exercises of stock options	439	—	—	—	439
Repurchases of common stock	(36,053)	—	—	—	(36,053)
Payment of dividends	(11,782)	—	—	—	(11,782)
Repayment of debt and capital lease obligations	(501)	(266,510)	(3,381)	—	(270,392)
Proceeds from parent	—	312,341	30,000	(342,341)	—
Change in due to/from affiliates, net	1,160	(1,160)	—	—	—
Other	—	—	22	—	22
Net cash provided by (used in) financing activities	232,475	44,671	26,641	(342,341)	(38,554)
Net increase in cash and cash equivalents	234,551	12,851	130	—	247,532
Cash and cash equivalents, beginning of period	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of period	$432,166	$14,603	$43,715	$—	$490,484

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

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

Second Quarter 2012 Highlights

•
Total revenues were $338.2 million, a 7% decrease compared to the three months ended June 30, 2011, consisting of a $15.3 million decrease in Consumer Services revenue and a $10.1 million decrease in Business Services revenue

•	Net loss of $1.1 million, compared to net income of $6.5 million during the three months ended June 30, 2011

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $66.4 million, a decrease from $88.9 million during the three months ended June 30, 2011 due to the decrease in total revenues and an increase in reserves for regulatory audits, offset by cost savings from workforce reductions and integrating acquisitions

•	Net cash provided by operating activities was $88.5 million for the six months ended June 30, 2012, an increase from $45.5 million during the comparable period in 2011

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $87.8 million during the six months ended June 30, 2012, a decrease from $118.2 million during the six months ended June 30, 2011

•
Cash used in investing activities and cash used in financing activities were $74.4 million and $16.4 million, respectively, for the six months ended June 30, 2012, compared to cash provided by investing activities of $240.6 million and cash used in financing activities of $38.6 million during the six months ended June 30, 2011

Business Strategy

Our business strategy is to continue our transformation into a national managed communications and IT services provider. We believe we are positioning EarthLink to be a trusted managed communications and IT services partner in the small and medium-sized enterprise marketplace for businesses with IT and network security needs. The key elements of our business strategy are as follows:
     Offer a complete package of IT services and managed communications products. In December 2011, we launched a nationwide suite of business voice, data and Internet solutions. In February 2012, we launched a suite of IT services solutions, which includes virtualization services, managed security services, connectivity services, application services, managed desktop support and data center services. We believe the launch of these IT services enables customers to streamline their internal IT resources and offerings by leveraging a comprehensive mix of IT and security services in our enterprise-class data centers. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers.

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
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships. With our recently launched nationwide service, we also launched myLink™, a new, secure customer portal, which provides customers with a centralized tool for 24/7 self-service applications, reporting and management features. We are focused on creating a consistent nationwide approach to offering and supporting EarthLink products and services.
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits and increase the scale and scope of our product offerings, especially integrating our new IT services capabilities. This includes the integration of operating support systems, networks, sales forces, marketing channels, product offerings and personnel. To date, we have consolidated and integrated network operations centers, sales platforms, financial systems and certain billing platforms, as well as launched a nationwide product portfolio. We are currently involved in the integration of additional billing platforms and other operating support systems. We believe that our competitive positioning with current and existing customers will be strengthened by our ability to continue to successfully integrate past and potential future acquisitions.
Selectively pursue potential strategic acquisitions. We will continue to selectively evaluate and consider potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.
Challenges and Risks

The primary challenges we face in executing our business strategy to successfully transition from a traditional communications provider to an IT services provider are: providing products and services that meet changing customer needs on a timely and cost-effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives.  Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to employ an effective sales force and ensure training and product knowledge, and the reliability and quality of our services.  The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a more detailed list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors included under “Risk Factors” in Item 1A of Part II and under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

Revenue Sources

Business Services. Our Business Services segment earns revenue by providing a broad range of data, voice, equipment and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

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

Business Services. We operate in the communications and IT services industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.  Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Our business customers are also particularly exposed to a weak economy. The industry for cloud, managed security and IT services is relatively new and continues to evolve. The IT services market is growing as security needs, compliance requirements and IT costs increase. We believe there is opportunity for EarthLink to address this market nationally for small and medium-sized enterprises.
 Our retail business service revenues are comprised of connectivity services (T1 and business Internet access), legacy services (traditional local and long-distance voice and carrier access billing) and IT services (cloud, security, hosted VoIP and MPLS). Historically, the greatest proportion of retail revenue has been generated from legacy services and connectivity services. However, we expect this mix to change over time. Our legacy business service revenues, specifically traditional voice services, have been declining due to competitive pressures in the industry, and we expect this trend to continue. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. IT services currently represents the smallest proportion of our business services revenues. However, we believe this represents a significant growth area for our business.
To increase our business services revenue, we are focused on building long-term customer relationships. We believe that our customizable communications portfolio, blend of access technologies for connectivity and new portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships.  We seek to grow our business services revenue by selling new services to our existing customer base, including our new cloud, managed security and IT support services, and generating sales to new customers. We also continue to build a sales force and processes appropriate for our changing product portfolio. However, we have and may continue to experience pressure on revenue and operating expenses for our business services as we develop these capacities.
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
To counteract trends in our consumer revenues, we are focused on customer retention and operational efficiency. Longer tenured customers provide benefits, such as reduced support costs and lower bad debt expense. However, we may not be able to continue to reduce our cost structure to the same extent as the declines in revenue. We are also focused on adding customers through marketing channels that we believe will produce an acceptable rate of return. Although we have experienced declines over the past few years, our consumer bad debt expense has increased in 2012 as a result of new gross subscriber additions.

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of One Communications Corp. (“One Communications”) on April 1, 2011. The results of operations of One Communications are included in our operating results beginning on the acquisition date. The following comparison of statement of operations data is also affected, to a lesser extent, by our other acquisitions completed during 2011 including Saturn Telecommunication Services Inc. and affiliates (“STS Telecom"), Logical Solutions.net, Inc. (“Logical Solutions”) and Business Vitals, LLC, among others.

The following table sets forth statement of operations data for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Revenues	$363,559	$338,178	$606,577	$682,554
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	164,357	168,216	268,080	327,553
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	113,795	106,436	186,959	216,505
Depreciation and amortization	45,093	45,980	66,769	91,234
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Total operating costs and expenses	334,291	324,468	537,359	642,649
Income from operations	29,268	13,710	69,218	39,905
Interest expense and other, net	(19,076)	(15,709)	(32,036)	(31,467)
Income (loss) before income taxes	10,192	(1,999)	37,182	8,438
Income tax (provision) benefit	(3,644)	893	(14,271)	(2,281)
Net income (loss)	$6,548	$(1,106)	$22,911	$6,157

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,				Change
		% of		% of
	2011	Total	2012	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$219,008	82%	$209,300	81%	$(9,708)	(4)%
Wholesale services	37,585	14%	38,026	15%	441	1%
Other	11,020	4%	10,156	4%	(864)	(8)%
Total revenues	267,613	100%	257,482	100%	(10,131)	(4)%
Consumer Services
Access services	$83,403	87%	68,735	85%	(14,668)	(18)%
Value-added services	12,543	13%	11,961	15%	(582)	(5)%
Total revenues	95,946	100%	80,696	100%	(15,250)	(16)%
Total revenues	$363,559		$338,178		$(25,381)	(7)%

The following table presents revenues by groups of similar services and by segment for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,				Change
		% of		% of
	2011	Total	2012	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$325,328	79%	$421,816	81%	$96,488	30%
Wholesale services	62,380	15%	75,755	15%	13,375	21%
Other	22,278	5%	20,175	4%	(2,103)	(9)%
Total revenues	409,986	100%	517,746	100%	107,760	26%
Consumer Services
Access services	$170,860	87%	140,502	85%	(30,358)	(18)%
Value-added services	25,731	13%	24,306	15%	(1,425)	(6)%
Total revenues	196,591	100%	164,808	100%	(31,783)	(16)%
Total revenues	$606,577		$682,554		$75,977	13%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice, equipment and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

The decrease in Business Services revenue during the three months ended June 30, 2012 compared to the prior year period was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services. The decrease was partially offset by an increase in revenues from our newer products. The increase in Business Services revenue during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of revenues during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011. On a pro forma basis for the acquisition of One Communications, Business Services revenue decreased $25.9 million, from $543.6 million during the six months ended June 30, 2011 to $517.7 million during the six months ended June 30, 2012. This was due to the decrease in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services.

We expect continued declines in traditional voice services and other legacy products. Business Services revenues will also be adversely impacted as a result of rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products. These revenues also may be adversely impacted by competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract competitive pressures, we continue to emphasize our new portfolio of cloud, managed security and IT services, customizable communications portfolio, and blend of access technologies for connectivity. We seek to grow our business services revenues and are focused on growing our new suite of IT services.
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

The decreases in consumer access revenues were due to decreases in narrowband access and broadband access revenues.

This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.5 million and 1.6 million during the three and six months ended June 30, 2011, respectively, to 1.3 million million during the three and six months ended June 30, 2012.  Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Slightly offsetting the decrease in average consumer subscribers was an increase in average revenue per subscriber due to targeted price increases implemented over the past year.

Our monthly consumer subscriber churn rates decreased from 2.6% during the three and six months ended June 30, 2011 to 2.3% and 2.4% during the three and six months ended June 30, 2012, respectively, which moderated the decline in average consumer subscribers. Churn rates decreased compared to the prior year periods due to the increased tenure of our subscriber base. We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competitive pressures, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking, email storage and Internet call waiting; search revenues; and advertising revenues.  We derive these revenues from fees charged for ancillary services; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties, such as the Google™ search engine; and fees charged for advertising on our various web properties.

The decreases in value-added services revenues were due primarily to a decrease in search and advertising revenues resulting from from the decline in total average consumer subscribers.  Slightly offsetting these decreases was an increase in revenues from ancillary services, primarily driven by revenues from our premium email only service, partially offset by a decrease in revenues from security and home networking services.

Cost of revenues

The following table presents cost of revenues by segment for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollar	Percent	2011	2012	Dollar	Percent
	(dollars in thousands)
Business Services	$134,150	$141,556	$7,406	6%	$206,607	$273,374	$66,767	32%
Consumer Services	30,207	26,660	(3,547)	(12)%	61,473	54,179	(7,294)	(12)%
Total cost of revenues	$164,357	$168,216	$3,859	2%	$268,080	$327,553	$59,473	22%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services.

The increase in Business Services cost of revenues during the three months ended June 30, 2012 was primarily due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments. Also contributing to the increase was an increase in cost of revenues for IT services resulting from acquisitions entered into during 2011 to expand our IT services portfolio and new product launches over the past year. Partially offsetting these increases was a decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting.

The increase in Business Services cost of revenues during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of a full period of cost of revenues during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011 and the $8.3 million increase in reserves discussed above. Partially offsetting the increase was a decline in cost of revenues resulting from network cost efficiencies and a decline in certain legacy products, including web hosting and lower-end, single site broadband services. On a pro forma basis for the acquisition of One Communications, Business Services cost of revenue decreased $1.4 million, from $274.8 million during the six months ended June 30, 2011 to $273.4 million during the six months ended June 30, 2012. This was due to the decrease in cost of revenues for certain legacy products, offset by the increase in reserves for various legal proceedings, regulatory audits and other disputes.

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

The decreases in Consumer Services cost of revenues compared to the prior year period were primarily due to the decline in average consumer services subscribers. Also contributing was lower network expenses related to cost optimization efforts.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollar	Percent	2011	2012	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$113,795	$106,436	$(7,359)	(6)%	$186,959	$216,505	$29,546	16%

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

The decrease in selling, general and administrative expenses during the three months ended June 30, 2012 compared to the prior year period was due to cost savings recognized as a result of the workforce reductions and other synergies from integrating our businesses. The increase in selling, general and administrative expenses during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of selling, general and administrative expenses during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011.  On a pro forma basis for the acquisition of One Communications, selling, general and administrative expenses decreased $15.2 million, from $231.7 million during the six months ended June 30, 2011 to $216.5 million during the six months ended June 30, 2012. The decrease was due to cost savings realized from workforce reductions and other synergies from integrating our businesses, continued cost reduction initiatives, certain benefits as our overall consumer subscriber base has decreased and reduced discretionary sales and marketing spend.  The decrease consisted primarily of decreases in personnel-related costs, stock-based compensation expense and occupancy expense, offset by an increase in professional fees.

We expect that selling, general and administrative expenses will increase as we seek to grow our business services revenue. However, we expect to realize cost synergies as we integrate our acquisitions. We will continue to seek operating efficiencies, such as consolidating operations and integrating systems, though these synergies may take longer or present greater costs to realize than originally anticipated.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$27,837	$28,223	$386	1%	$42,687	$55,797	$13,110	31%
Amortization expense	17,256	17,757	501	3%	24,082	35,437	11,355	47%
Total	$45,093	$45,980	$887	2%	$66,769	$91,234	$24,465	37%

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

The increase in depreciation and amortization expense during the six months ended June 30, 2012 compared to the prior year period was primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisitions of One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Also contributing to the increase in depreciation expense was an increase in capital expenditures from our acquired businesses, including customer acquisition costs and costs to maintain and enhance our network.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)
Facility exit and restructuring costs	$(547)	$—	$463	$(181)
Acquisition and integration-related costs	11,593	3,836	15,088	7,538
Restructuring, acquisition and integration-related costs	$11,046	$3,836	$15,551	$7,357

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

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of June 30, 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled (in thousands):

Balance as of December 31, 2011	$7,432
Accruals	(181)
Payments	(1,452)
Balance as of June 30, 2012	$5,799

Acquisition and integration-related costs. Acquisition and integration-related costs consist of costs related to our acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) facility-related costs, such as lease termination and asset impairments; and 4) integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss). Acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)
Severance and retention costs	$8,133	$1,513	$9,825	$3,060
Transaction-related costs	2,802	154	4,542	993
Facility exit costs	—	(10)	—	155
Integration-related costs	658	2,179	721	3,330
Total acquisition and integration-related costs	$11,593	$3,836	$15,088	$7,538

The decreases in acquisition and integration-related costs compared to the prior year periods were primarily due to a decline in certain up-front costs related to our acquisitions, such as transactions costs incurred to effect the transactions and severance costs incurred to eliminate duplicate positions and gain synergies. Partially offsetting these decreases was an increase in integration-related costs, as we incur costs to integrate operating support systems and networks.
We expect to incur additional integration costs related to our recent acquisitions. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies, which may take longer or present greater cost to realize than originally anticipated. Such costs may include severance and employee benefits, the elimination of duplicate facilities and contracts and costs to develop common operating platforms.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Interest expense	$19,708	$16,548	$(3,160)	(16)%	$34,444	$33,036	$(1,408)	(4)%
Interest income	(1,077)	(835)	242	(22)%	(2,835)	(1,646)	1,189	(42)%
Other, net	445	(4)	(449)	(101)%	427	77	(350)	(82)%
Total	$19,076	$15,709	(3,367)	(18)%	$32,036	$31,467	$(569)	(2)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, compared to the prior year period was primarily due to the redemption of our convertible senior notes due 2026 on November 15, 2011. Interest expense and other, net, during the six months ended June 30, 2012 compared to the prior year period was relatively flat which was due to the redemption of our convertible senior notes due 2026 on November 15, 2011, mostly offset by the issuance of new debt in May 2011. In May 2011, we issued $300.0 million aggregate principal amount of 8-7/8% Senior Notes due 2019 (the “Senior Notes”).

Income tax provision (benefit)

The following table presents the components of the income tax provision (benefit) for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)
Current provision	$1,436	$1,478	$3,417	$3,408
Deferred provision (benefit)	2,208	(2,371)	10,854	(1,127)
Total income tax provision (benefit)	$3,644	$(893)	$14,271	$2,281

The income tax provision for the six months ended June 30, 2012 represents an effective rate of 27%, including a benefit for discrete items of -8%.  The effective rate differs from the federal statutory rate of 35% primarily because of state taxes. The discrete benefit for the six months ended June 30, 2012 primarily relates to changes to the Company's state deferred income tax rates and its resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012. The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The non-cash deferred tax benefit was due primarily to the favorable discrete item.

We have a valuation allowance of $40.1 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $8.1 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment earns revenue by providing a broad range of data, voice, equipment and IT services to businesses and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

We evaluate the performance of our operating segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of June 30, 2011 and 2012:

	June 30, 2011	June 30, 2012
EarthLink Business Metrics
Total fiber optic route miles (a)	28,757	28,804
Colocations	1,340	1,415
Voice and data switches	54	56

(a) As of June 30, 2011, includes 12,559 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles. As of June 30, 2012, includes 24,859 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Segment revenues	$267,613	$257,482	$(10,131)	(4)%	$409,986	$517,746	$107,760	26%
Segment operating income	45,877	34,036	(11,841)	(26)%	71,049	77,081	6,032	8%

The decrease in Business Services revenues during the three months ended June 30, 2012 compared to the prior year period was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease was partially offset by an increase in revenues from our newer products. The increase in Business Services revenues during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of revenues during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011. This was partially offset by the decrease in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services.

The decrease in Business Services operating income during the three months ended June 30, 2012 was primarily due to the decrease in revenues discussed above, an $8.3 million increase in reserves for regulatory audits and an increase in operating costs for IT services. Partially offsetting these decreases was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and the decline in cost of revenue for certain legacy products. The increase in Business Services operating income during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of operating income during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011. Partially offsetting this was the decreases in operating income discussed above.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Consumer Subscriber Activity
Subscribers at beginning of year	1,557,000	1,296,000	1,636,000	1,350,000
Gross organic subscriber additions	38,000	37,000	87,000	82,000
Churn	(117,000)	(89,000)	(245,000)	(188,000)
Subscribers at end of period (a)	1,478,000	1,244,000	1,478,000	1,244,000

Consumer Metrics
Average narrowband subscribers (b)	851,000	690,000	877,000	706,000
Average broadband subscribers (b)	666,000	580,000	680,000	591,000
Average consumer subscribers (b)	1,517,000	1,270,000	1,557,000	1,297,000

ARPU (c)	$21.07	$21.17	$21.05	$21.19
Churn rate (d)	2.6%	2.3%	2.6%	2.4%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Segment revenues	$95,946	$80,696	$(15,250)	(16)%	$196,591	$164,808	$(31,783)	(16)%
Segment operating income	48,532	37,834	(10,698)	(22)%	98,597	78,832	(19,765)	(20)%

The decreases in Consumer Services revenues and operating income compared to the prior year periods were primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. The decreases in revenue were partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

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

Stock-based compensation expense is classified within selling, general and administrative expenses, which is the same operating expense line item as cash compensation paid to employees. The following table presents stock-based compensation expense for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Stock-based compensation	$3,514	$2,868	$7,085	$5,540

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2011 and 2012:

	Six Months Ended
	June 30,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$45,473	$88,462	$42,989	95%
Net cash provided by (used in) investing activities	240,613	(74,363)	(314,976)	(131)%
Net cash used in financing activities	(38,554)	(16,430)	22,124	(57)%
Net increase (decrease) in cash and cash equivalents	$247,532	$(2,331)	$(249,863)	(101)%

Operating activities

The increase in cash provided by operating activities during the six months ended June 30, 2012 compared to the prior year period was primarily due to the inclusion of a full period of cash generated by One Communications in 2012 compared to a partial period in 2011. This was partially offset by severance, transaction and other integration-related costs and an increase in interest payments.

Investing activities

The decrease in cash flows from investing activities was primarily due to a change in cash associated with investments in marketable securities. During the six months ended June 30, 2011, we received cash of $319.7 million for sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the period. During the six months ended June 30, 2012, we used cash of $18.9 million for purchases of marketable securities, net of sales and maturities.  Also contributing to the decrease was a $15.8 million increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs. We continue to focus on investments in our technology infrastructure to support our long-term strategic plans.  The overall decrease in cash flows from investing activities was offset by a $36.5 million decrease in cash used for acquisitions, net of cash acquired.

Financing activities

The decrease in net cash used in financing activities was primarily due to a $31.0 million decrease in repurchases of common stock and a $1.0 million decrease in dividend payments. We repurchased 4.5 million shares of our common stock for $35.1 million during the six months ended June 30, 2011 and repurchased 0.7 million shares of our common stock for $5.1 million during the six months ended June 30, 2012.  Dividend payments were $11.8 million and $10.8 million during the six months ended June 30, 2011 and 2012, respectively, reflecting quarterly dividends of $0.05 per share. These changes were partially offset by a $9.7 million net change in cash flows from debt activities. During the six months ended June 30, 2011, we received net proceeds of $8.8 million from the issuance and repayment of debt and capital lease obligations, and during the six months ended June 30, 2012, we used $0.9 million for repayment of debt and capital lease obligations.

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

Capital expenditures. We expect to incur capital expenditures of approximately $115.0 million to $125.0 million during the year ending December 31, 2012. We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We may also make capital expenditures to upgrade acquired network or other assets. We plan to make capital expenditures relating to acquiring new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in Business Services segment. One of our key strategies is to grow our Business Services revenue. In addition to leveraging our fiber network and nationwide IP reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts and resources required to support our business services. We also may invest cash to build out data center space across our nationwide footprint to support our cloud, managed security and IT support services.

Acquisition and integration-related costs. We expect to continue to use cash for one-time costs related to our acquisitions, including severance and retention costs and integration-related costs. There are a number of systems that continue to be integrated, including management information, sales, billing and human resources.  We expect to incur expenses in connection with integrating the businesses, policies, procedures, operations, technologies and other operating support systems of our acquisitions to common platforms.

Dividends. During the six months ended June 30, 2011 and 2012, cash dividends declared were $0.10 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs incurred to redeem or repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments or repurchases and dividend payments.

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the six months ended June 30, 2011 and 2012, we generated $45.5 million and $88.5 million in cash from operations, respectively. As of June 30, 2012, we had $209.5 million in cash and cash equivalents and $48.5 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time all amounts outstanding thereunder shall be due and payable in full. As of June 30, 2012, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

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

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2012, we had utilized approximately $656.1 million pursuant to the authorizations and had $93.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Adjusted EBITDA is defined as net income before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs.  Unlevered Free Cash Flow is defined as net income before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Net income (loss)	$6,548	$(1,106)	$22,911	$6,157
Interest expense and other, net	19,076	15,709	32,036	31,467
Income tax provision (benefit)	3,644	(893)	14,271	2,281
Depreciation and amortization	45,093	45,980	66,769	91,234
Stock-based compensation expense	3,514	2,868	7,085	5,540
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Adjusted EBITDA	$88,921	$66,394	$158,623	$144,036

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Net income (loss)	$6,548	$(1,106)	$22,911	$6,157
Interest expense and other, net	19,076	15,709	32,036	31,467
Income tax provision (benefit)	3,644	(893)	14,271	2,281
Depreciation and amortization	45,093	45,980	66,769	91,234
Stock-based compensation expense	3,514	2,868	7,085	5,540
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Purchases of property and equipment	(22,693)	(24,450)	(40,439)	(56,225)
Unlevered Free Cash Flow	$66,228	$41,944	$118,184	$87,811

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(8,993)	$22,251	$45,473	$88,462
Income tax provision (benefit)	3,644	(893)	14,271	2,281
Non-cash income taxes	(2,187)	2,371	(10,833)	1,127
Interest expense and other, net	19,076	15,709	32,036	31,467
Amortization of debt discount, premium and issuance costs	(3,326)	479	(6,157)	973
Restructuring, acquisition and integration-related costs	11,046	3,836	15,551	7,357
Changes in operating assets and liabilities	70,084	22,396	68,623	12,407
Purchases of property and equipment	(22,693)	(24,450)	(40,439)	(56,225)
Other, net	(423)	245	(341)	(38)
Unlevered Free Cash Flow	$66,228	$41,944	$118,184	$87,811

Net cash (used in) provided by investing activities	$(39,701)	$(24,275)	$240,613	$(74,363)
Net cash used in financing activities	$(12,451)	$(10,601)	$(38,554)	$(16,430)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our strategy to grow our business services revenue, especially revenue from advanced products, in an expeditious manner, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful or experience delays in integrating acquisitions into our business while we develop our Business Services advanced product portfolio, which could result in operating difficulties, losses and other adverse consequences; (3) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (4) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to achieve operating efficiencies will adversely affect our results of operations; (6) that unfavorable general economic conditions could harm our business; (7) that we face significant competition in the communications and managed IT services industry that could reduce our profitability; (8) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (10) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we may experience reductions in switched access and reciprocal compensation revenue; (12) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (13) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (14) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations;  (15) that our consumer business is dependent on the availability of third-party network service providers; (16) that we face significant competition in the Internet industry that could reduce our profitability; (17) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (18) that potential regulation of Internet service providers could adversely affect our operations; (19) that we may be unable to hire and retain sufficient qualified personnel, including Business Services sales personnel, and that the loss of any of our key executive officers could adversely affect us; (20) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (21) that security breaches could damage our reputation and harm our operating results; (22) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (23) that our business depends on effective business support systems and processes; (24) that government regulations could adversely affect our business or force us to change our business practices and that we are subject to regulatory audit; (25) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (26) that we may not be able to protect our intellectual property; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that if we are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (29) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (30) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (31) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (32) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (33) that we may reduce, or cease payment of, quarterly cash dividends; (34) that our stock price may be volatile; and (35) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of management.   These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

The Company is party to various legal and regulatory proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable. The Company’s management, however, believes that there are no disputes, litigation or other legal or regulatory proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2012 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	—	—	—	$98,927
May 1 through May 31	—	—	—	98,927
June 1 through June 30	683	$7.39	683	93,875
Total	683		683
__________

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	Form of 2012 Incentive Stock Option Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan.

10.2	Board of Directors Compensation Plan effective May 2012.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK, INC.

Date:	August 3, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	August 3, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)