Form 10-Q
period 2012-09-30
EARTHLINK INC
filed 2012-10-31
CIK 1102541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 29, 2012, 104,186,811 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2012

PART I

 Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,783	$261,793
Marketable securities	28,606	44,909
Restricted cash	1,781	1,013
Accounts receivable, net of allowance of $7,323 and $7,809 as of December 31, 2011 and September 30, 2012, respectively	114,757	119,378
Prepaid expenses	13,163	17,443
Deferred income taxes, net	38,437	41,641
Other current assets	23,530	20,068
Total current assets	432,057	506,245
Long-term marketable securities	1,001	3,463
Property and equipment, net	389,549	375,836
Long-term deferred income taxes, net	172,376	170,474
Goodwill	378,235	379,415
Other intangible assets, net	285,361	232,215
Other long-term assets	21,872	19,675
Total assets	$1,680,451	$1,687,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,023	$25,206
Accrued payroll and related expenses	29,090	30,893
Other accrued liabilities	126,841	156,565
Deferred revenue	61,440	52,782
Current portion of long-term debt and capital lease obligations	1,655	1,439
Total current liabilities	235,049	266,885
Long-term debt and capital lease obligations	653,765	650,163
Other long-term liabilities	38,493	35,554
Total liabilities	927,307	952,602
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and September 30, 2012	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,202 and 196,810 shares issued as of December 31, 2011 and September 30, 2012, respectively, and 106,193 and 104,521 shares outstanding as of December 31, 2011 and September 30, 2012, respectively	1,962	1,968
Additional paid-in capital	2,071,298	2,061,414
Accumulated deficit	(613,668)	(606,139)
Treasury stock, at cost, 90,009 and 92,289 shares as of December 31, 2011 and September 30, 2012, respectively	(706,434)	(722,538)
Accumulated other comprehensive income (loss)	(14)	16
Total stockholders’ equity	753,144	734,721
Total liabilities and stockholders’ equity	$1,680,451	$1,687,323
The accompanying notes are an integral part of these financial statements.
EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, except per share data) (unaudited)
Revenues	$357,290	$334,786	$963,867	$1,017,340
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	161,327	157,920	429,407	485,473
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	108,827	110,028	295,786	326,533
Depreciation and amortization	46,567	45,665	113,336	136,899
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Total operating costs and expenses	325,687	319,992	863,046	962,641
Income from operations	31,603	14,794	100,821	54,699
Interest expense and other, net	(22,161)	(16,792)	(54,197)	(48,259)
Income (loss) before income taxes	9,442	(1,998)	46,624	6,440
Income tax (provision) benefit	(1,937)	3,370	(16,208)	1,089
Net income	$7,505	$1,372	$30,416	$7,529
Net income per share
Basic	$0.07	$0.01	$0.28	$0.07
Diluted	$0.07	$0.01	$0.28	$0.07
Weighted average common shares outstanding
Basic	107,794	105,001	108,585	105,833
Diluted	108,523	105,712	109,535	106,592

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

Comprehensive income	$7,505	$1,391	$30,416	$7,558

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:	(in thousands) (unaudited)
Net income	$30,416	$7,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,336	136,899
Loss on disposals and impairments of fixed assets	3,688	1,044
Non-cash income taxes	11,851	(2,585)
Stock-based compensation	10,454	8,203
Amortization of debt discount, premium and issuance costs	9,690	(1,470)
Other operating activities	(748)	(693)
Decrease (increase) in accounts receivable, net	9,479	(6,999)
(Increase) decrease in prepaid expenses and other assets	(28,140)	2,526
(Decrease) increase in accounts payable and accrued and other liabilities	(45,797)	34,130
Increase (decrease) in deferred revenue	2,251	(56)
Net cash provided by operating activities	116,480	178,528
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(40,097)	—
Purchases of property and equipment	(70,967)	(80,729)
Purchases of marketable securities	—	(57,528)
Sales and maturities of marketable securities	319,729	38,763
Change in restricted cash	489	768
Other investing activities	(3,765)	—
Net cash provided by (used in) investing activities	205,389	(98,726)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	278,383	—
Repayment of debt and capital lease obligations	(272,391)	(1,243)
Repurchases of common stock	(39,540)	(12,967)
Payment of dividends	(17,214)	(15,917)
Proceeds from exercises of stock options	566	236
Other financing activities	685	99
Net cash used in financing activities	(49,511)	(29,792)
Net increase in cash and cash equivalents	272,358	50,010
Cash and cash equivalents, beginning of period	242,952	211,783
Cash and cash equivalents, end of period	$515,310	$261,793

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 28,800 route fiber miles, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 14, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

Comprehensive Income

Comprehensive income as presented in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2012 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  Specifically, the Company reclassified certain amounts within current liabilities and between current and other long-term liabilities as of December 31, 2011 to conform with current year presentation, including a $7.5 million reclassification from other accrued liabilities to other long-term liabilities that primarily related to the presentation of tax liabilities.

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

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator
Net income	$7,505	$1,372	$30,416	$7,529
Denominator
Basic weighted average common shares outstanding	107,794	105,001	108,585	105,833
Dilutive effect of Common Stock Equivalents	729	711	950	759
Diluted weighted average common shares outstanding	108,523	105,712	109,535	106,592

Basic net income per share	$0.07	$0.01	$0.28	$0.07
Diluted net income per share	$0.07	$0.01	$0.28	$0.07

During the three months ended September 30, 2011 and 2012, approximately 1.6 million and 3.9 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended September 30, 2011 and 2012, approximately 1.8 million and 3.3 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  Anti-dilutive securities could be dilutive in future periods.

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

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included assumption and repayment of debt and other liabilities and certain working capital and other adjustments. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of 1.3 million shares deposited in escrow (discussed below) and 1.7 million shares issued to One Communications shareholders. Pursuant to the merger agreement, the following escrow transactions have occurred:

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

•
Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. Of the $13.5 million escrow account, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million have been returned to EarthLink as of September 30, 2012.

•
EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. As of September 30, 2012, the entire $7.5 million escrow had been returned to EarthLink and none of the escrow account remained outstanding.

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

Nine Months Ended
September 30, 2011
(in thousands)
Total revenues	$1,097,530
Net income	38,563

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Facility exit and restructuring costs	$57	$5	$520	$(176)
Acquisition and integration-related costs	8,909	6,374	23,997	13,912
Restructuring, acquisition and integration-related costs	$8,966	$6,379	$24,517	$13,736

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

The following table summarizes facility exit and restructuring costs during the nine months ended September 30, 2011 and 2012 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the nine months ended September 30, 2011 and 2012 were primarily the result of changes to lease and sublease estimates in the Company’s exited facilities. Such costs have been classified as restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income.

	Nine Months Ended		Cumulative Costs
	September 30,		Incurred
	2011	2012	To Date
	(in thousands)
Severance and personnel-related costs	$—	$—	$30,764
Lease termination and facilities-related costs	597	(176)	23,912
Non-cash asset impairments	(77)	—	24,824
Other associated costs	—	—	1,131
	$520	$(176)	$80,631

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table summarizes activity for the liability balances associated with the 2007 Plan for the nine months ended September 30, 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled (in thousands):

Balance as of December 31, 2011	$7,432
Accruals	(176)
Payments	(2,255)
Balance as of September 30, 2012	$5,001

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2011 and September 30, 2012, approximately $3.1 million and $2.5 million, respectively, was classified as other accrued liabilities and approximately $4.3 million and $2.5 million, respectively, was classified as other long-term liabilities.

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to EarthLink’s acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 4) facility-related costs, such as lease termination and asset impairments. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income.  Acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Severance and retention costs	$3,783	$2,051	$13,608	$5,111
Transaction-related costs	325	373	4,867	1,366
Integration-related costs	593	3,614	834	6,944
Facility-related costs	4,208	336	4,688	491
Total acquisition and integration-related costs	$8,909	$6,374	$23,997	$13,912

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011	As of September 30, 2012
	(in thousands)
Corporate debt securities	$11,057	$31,652
Government and agency securities	11,304	4,876
Commercial paper	4,246	8,790
Certificates of deposit	3,000	3,054
Total marketable securities	29,607	48,372
Less: classified as current	(28,606)	(44,909)
Total long-term marketable securities	$1,001	$3,463

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. As of September 30, 2012, all of the Company's long-term marketable securities were due within one to two years. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper and certificates of deposit. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statements of Comprehensive Income.

The following tables summarize gross unrealized gains and losses as of December 31, 2011 and September 30, 2012 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$11,306	$(2)	$—	$11,304
Corporate debt securities	11,069	(12)	—	11,057
Commercial paper	4,246	—	—	4,246
Certificates of deposit	3,000	—	—	3,000
	$29,621	$(14)	$—	$29,607

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency notes	$4,875	$—	$1	$4,876
Corporate debt securities	31,640	—	12	31,652
Commercial paper	8,788	—	2	8,790
Certificates of deposit	3,053	—	1	3,054
	$48,356	$—	$16	$48,372

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2012 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2011
Goodwill	$88,920	$377,193	$466,113
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	289,315	378,235

Goodwill adjustments	—	1,180	1,180

Balance as of September 30, 2012
Goodwill	88,920	378,373	467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$290,495	$379,415

Goodwill adjustments during the nine months ended September 30, 2012 resulted from adjustments during the measurement period in the fair value of assets and liabilities assumed in the acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011			As of September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$371,835	$(111,632)	$260,203	$371,835	$(155,802)	$216,033
Developed technology and software	24,311	(6,279)	18,032	24,311	(12,705)	11,606
Trade names	9,121	(3,507)	5,614	9,121	(5,636)	3,485
Other	1,800	(288)	1,512	1,800	(709)	1,091
	$407,067	$(121,706)	$285,361	$407,067	$(174,852)	$232,215

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2012, the weighted average amortization periods were 5.2 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income, for the three and nine months ended September 30, 2011 and 2012 was as follows:

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Amortization expense	$17,509	$17,709	$41,591	$53,146

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $17.5 million during the remaining three months in the year ending December 31, 2012 and $65.4 million, $61.0 million, $59.0 million, $28.2 million and $1.1 million during the years ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

8.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011	As of September 30, 2012
	(in thousands)
Accrued taxes and surcharges	$28,336	$34,642
Accrued communications costs	29,830	43,141
Accrued interest	11,954	27,314
Amounts due to customers	17,435	16,624
Facility exit and restructuring liabilities	3,081	3,614
Other	36,205	31,230
Total other accrued liabilities	$126,841	$156,565

9.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011	As of September 30, 2012
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$324,800	$324,800
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	22,056	18,622
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(9,779)	(9,067)
Capital lease obligations	18,343	17,247
Carrying value of debt and capital lease obligations	655,420	651,602
Less current portion of debt and capital lease obligations	(1,655)	(1,439)
Long-term debt and capital lease obligations	$653,765	$650,163

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of September 30, 2012, ITC^DeltaCom was in compliance with all of its covenants.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of September 30, 2012, the Company was in compliance with these covenants.

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the effective interest method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of September 30, 2012, the Company’s Commitment Fee was 0.375% and the Company’s borrowing cost would be LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of September 30, 2012. However, $2.1 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of September 30, 2012.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of September 30, 2012, the Company was in compliance with these covenants.

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

10.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2012, the Company had $86.0 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 5.0 million shares of its common stock for $39.5 million during the nine months ended September 30, 2011 and repurchased 1.9 million shares of its common stock for $13.0 million during the nine months ended September 30, 2012 pursuant to its share repurchase program. Also during the nine months ended September 30, 2011 and 2012, 0.1 million shares valued at $0.9 million and 0.4 million shares valued at $3.1 million, respectively, were returned from the One Communications escrow fund and recorded as treasury stock.

Dividends

During the nine months ended September 30, 2011 and 2012, cash dividends declared were $0.15 and $0.15 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $17.2 million and $15.9 million, respectively, during the nine months ended September 30, 2011 and 2012. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Stock-based compensation expense was $3.4 million and $2.7 million during the three months ended September 30, 2011 and 2012, respectively, and $10.5 million and $8.2 million during the nine months ended September 30, 2011 and 2012, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2011	1,875	$8.97
Granted	2,581	7.55
Exercised	(39)	6.45
Forfeited and expired	(634)	8.47
Outstanding as of September 30, 2012	3,783	8.10	6.9	$74
Vested and expected to vest as of September 30, 2012	3,672	$8.12	6.8	$74
Exercisable as of September 30, 2012	1,554	$8.90	3.2	$74

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2012 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2012. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2012 was $80,000 and $56,000, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of September 30, 2012, there was $3.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.4 years.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table summarizes the status of the Company’s stock options as of September 30, 2012:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.98	132	3.7	$6.59	132	$6.59
7.02	to	7.32	336	4.7	7.27	336	7.27
7.51	to	7.51	2,145	9.3	7.51	17	7.51
7.64	to	8.96	197	6.7	8.33	96	8.21
9.01	to	9.24	252	2.0	9.03	252	9.03
9.48	to	9.89	296	3.1	9.51	296	9.51
10.36	to	10.80	339	2.8	10.39	339	10.39
11.17	to	11.82	86	2.5	11.43	86	11.43
$5.10	to	$11.82	3,783	6.9	$8.10	1,554	$8.90

The fair value of stock options granted during the nine months ended September 30, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2012
Dividend yield	2.69%
Expected volatility	32.50%
Risk-free interest rate	0.81%
Expected life	5 years

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 was $1.65 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2011	2,606	$8.25
Granted	1,806	7.54
Vested	(841)	8.39
Forfeited	(403)	7.77
Outstanding as of September 30, 2012	3,168	$7.92

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2011 and 2012 was $7.83 and $7.54, respectively.  As of September 30, 2012, there was $16.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2012 was $12.4 million and $6.5 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

12.  Income Taxes

The following table presents the components of the income tax (provision) benefit for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Current (provision) benefit	$(940)	$1,912	$(4,357)	$(1,496)
Deferred (provision) benefit	(997)	1,458	(11,851)	2,585
Total income tax (provision) benefit	$(1,937)	$3,370	$(16,208)	$1,089

The income tax provision for the nine months ended September 30, 2012 represents an effective rate of -17%, including a benefit for discrete items of -49%.  The effective rate differs from the federal statutory rate of 35% primarily because of state taxes and state discrete items. The discrete benefit for the nine months ended September 30, 2012 primarily relates to changes to the Company's state deferred income tax rates and its resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012, the release of valuation allowance related to specific state net operating losses and  the reversal of  uncertain tax positions in the current quarter due to statute expirations. The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The non-cash deferred tax benefit was due primarily to the favorable discrete item discussed above.

Valuation allowance. The Company has a valuation allowance of $38.5 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $6.5 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in California, Florida, Georgia, Illinois, New York and Pennsylvania as material tax jurisdictions for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended September 30, 2012 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. During the three months ended September 30, 2012, approximately $1.1 million (including interest and penalties) of the Company's total uncertain tax positions reversed as a discrete tax benefit, primarily due to the expiration of statutes of limitation in various jurisdictions. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  As of September 30, 2012, $0.8 million of interest and $0.9 million of penalties had been accrued.

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2012 is as follows:

Nine Months Ended
September 30, 2012
(in thousands)
Balance as of December 31, 2011	$24,560
Adjustments to tax positions under purchase accounting	398
Decreases for tax positions related to prior years	(814)
Balance as of September 30, 2012	$24,144

Within the next twelve months, it is reasonably possible that approximately $0.7 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

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

Assets measured at fair value on a recurring basis

As of December 31, 2011 and September 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012:

			Fair Value Measurements as of December 31, 2011 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$105,297	$105,297	$105,297	$—	$—
Government and agency securities	11,304	11,304	—	11,304	—
Corporate debt securities	11,057	11,057	—	11,057	—
Commercial paper	4,246	4,246	—	4,246	—
Certificates of deposit	3,000	3,000	—	3,000	—
Total	$134,904	$134,904	$105,297	$29,607	$—

			Fair Value Measurements as of September 30, 2012 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$111,236	$111,236	$111,236	$—	$—
Government and agency securities	4,876	4,876	—	4,876	—
Corporate debt securities	31,652	31,652	—	31,652	—
Commercial paper	8,790	8,790	—	8,790	—
Certificates of deposit	3,054	3,054	—	3,054	—
Total	$159,608	$159,608	$111,236	$48,372	$—

As of December 31, 2011 and September 30, 2012, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company utilizes an independent pricing service to assist in obtaining fair-value pricing for its Level 2 securities.  Where observable market data is available, the pricing service will use a weighted average price from a variety of data providers.  Where observable market data is not readily available, the pricing service will use a pricing model appropriate to the type and structure of the security.  The Company periodically evaluates the reasonableness of these models.

Fair value of debt

The estimated fair values of the Company’s Senior Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices in active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2011 and September 30, 2012:

	As of December 31, 2011		As of September 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior notes	$346,856	$320,578	$343,422	$351,596
EarthLink senior notes	290,221	284,700	290,933	306,000
Total debt, excluding capital leases	$637,077	$605,278	$634,355	$657,596

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

During the three months ended September 30, 2012, the Company changed the basis of measurement of segment income. Certain corporate operating expenses previously included in segment operating income are now excluded from segment operating income, as they are not costs over which segment managers have direct discretionary control. Accordingly, the Company has reclassified segment operating expenses and segment operating income for all periods presented.
Information on reportable segments and a reconciliation to consolidated income from operations for the three and nine months ended September 30, 2011 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Business Services
Revenues	$265,743	$257,061	$675,729	$774,807
Cost of revenues (excluding depreciation and amortization)	132,718	132,145	339,325	405,519
Gross margin	133,025	124,916	336,404	369,288
Direct segment operating expenses	82,919	85,560	216,621	254,501
Segment operating income	$50,106	$39,356	$119,783	$114,787
Consumer Services
Revenues	$91,547	$77,725	$288,138	$242,533
Cost of revenues (excluding depreciation and amortization)	28,609	25,775	90,082	79,954
Gross margin	62,938	51,950	198,056	162,579
Direct segment operating expenses	17,820	16,700	55,257	49,727
Segment operating income	$45,118	$35,250	$142,799	$112,852
Consolidated
Revenues	$357,290	$334,786	$963,867	$1,017,340
Cost of revenues	161,327	157,920	429,407	485,473
Gross margin	195,963	176,866	534,460	531,867
Direct segment operating expenses	100,739	102,260	271,878	304,228
Segment operating income	95,224	74,606	262,582	227,639
Depreciation and amortization	46,567	45,665	113,336	136,899
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Corporate operating expenses	8,088	7,768	23,908	22,305
Income from operations	$31,603	$14,794	$100,821	$54,699

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

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2011 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Business Services
Retail services	$218,650	$210,066	$546,075	$635,840
Wholesale services	37,228	38,164	98,915	112,923
Other services	9,865	8,831	30,739	26,044
Total revenues	265,743	257,061	675,729	774,807
Consumer Services
Access services	78,520	65,940	249,380	206,442
Value-added services	13,027	11,785	38,758	36,091
Total revenues	91,547	77,725	288,138	242,533
Total Revenues	$357,290	$334,786	$963,867	$1,017,340

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

15. Commitments and Contingencies

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period.
The Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's condensed consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

Regulatory audits. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period.
Patents. From time to time, the Company receives notices of infringement of patent rights from parties claiming to own patents related to certain of the Company's services and products. While the Company has been subject to these disputes in the past, the number has increased since the acquisitions of ITC^DeltaCom and One Communications. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Most of these matters are in preliminary stages. The Company intends to vigorously defend its position with respect to all of these matters and payment amounts, if any, are not estimable at this time.
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.
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
16. Subsequent Event
In October 2012, the Company announced plans to exercise its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. The Company intends to redeem $32.5 million aggregate principal amount of the ITC^DeltaCom Notes on December 6, 2012. The redemption price shall be equal to 103% of the principal amount thereof, plus accrued and unpaid interest. Upon completion of the redemption, $292.3 million aggregate principal amount of the ITC^DeltaCom Notes will remain outstanding.
17.  Condensed Consolidating Financial Information

The Company's Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than (i) ITC^DeltaCom, Inc. and its subsidiaries and (ii) certain other excluded subsidiaries (the “Guarantor Subsidiaries”). ITC^DeltaCom, Inc. and its subsidiaries are not guarantors of the Senior Notes (the “Non-Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company. As a result of these guarantees, the Company is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”).

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

The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$176,123	$25,016	$60,654	$—	$261,793
Marketable securities	44,909	—	—	—	44,909
Restricted cash	—	—	1,013	—	1,013
Accounts receivable, net	12,155	61,211	46,012	—	119,378
Prepaid expenses	6,166	4,717	6,560	—	17,443
Deferred income taxes, net	4,563	18,861	18,217	—	41,641
Due from affiliates	151,825	32,786	—	(184,611)	—
Other current assets	6,733	7,310	6,025	—	20,068
Total current assets	402,474	149,901	138,481	(184,611)	506,245
Long-term marketable securities	3,463	—	—	—	3,463
Property and equipment, net	32,261	143,087	200,488	—	375,836
Long-term deferred income taxes, net	14,272	79,971	76,231	—	170,474
Goodwill	88,919	95,806	194,690	—	379,415
Purchased intangible assets, net	75	131,360	100,780	—	232,215
Investment in subsidiaries	532,721	—	—	(532,721)	—
Other long-term assets	9,857	9,113	705	—	19,675
Total assets	$1,084,042	$609,238	$711,375	$(717,332)	$1,687,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,167	$7,899	$8,140	$—	$25,206
Accrued payroll and related expenses	7,837	13,935	9,121	—	30,893
Other accrued liabilities	30,364	69,736	56,465	—	156,565
Deferred revenue	14,465	20,052	18,265	—	52,782
Due to affiliates	—	184,036	575	(184,611)	—
Current portion of debt and capital lease obligations	106	1,036	297	—	1,439
Total current liabilities	61,939	296,694	92,863	(184,611)	266,885
Long-term debt and capital lease obligations	290,934	15,469	343,760	—	650,163
Other long-term liabilities	4,158	23,796	7,600	—	35,554
Total liabilities	357,031	335,959	444,223	(184,611)	952,602
Stockholders’ equity:
Common stock	1,968	—	—	—	1,968
Additional paid-in capital	2,053,704	501,800	297,346	(791,436)	2,061,414
Accumulated deficit	(606,139)	(228,521)	(30,194)	258,715	(606,139)
Treasury stock, at cost	(722,538)	—	—	—	(722,538)
Accumulated other comprehensive income	16	—	—	—	16
Total stockholders’ equity	727,011	273,279	267,152	(532,721)	734,721
Total liabilities and stockholders’ equity	$1,084,042	$609,238	$711,375	$(717,332)	$1,687,323
Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$148,363	$28,490	$34,930	$—	$211,783
Marketable securities	28,606	—	—	—	28,606
Restricted cash	—	—	1,781	—	1,781
Accounts receivable, net	12,622	58,284	43,851	—	114,757
Prepaid expenses	3,974	3,046	6,143	—	13,163
Deferred income taxes, net	7,286	15,247	15,904	—	38,437
Due from affiliates	178,705	16,783	2,919	(198,407)	—
Other current assets	8,393	10,103	5,034	—	23,530
Total current assets	387,949	131,953	110,562	(198,407)	432,057
Long-term marketable securities	1,001	—	—	—	1,001
Property and equipment, net	21,622	154,489	213,438	—	389,549
Long-term deferred income taxes, net	31,841	69,207	71,328	—	172,376
Goodwill	88,920	94,554	194,761	—	378,235
Purchased intangible assets, net	304	163,942	121,115	—	285,361
Investment in subsidiaries	570,755	—	—	(570,755)	—
Other long-term assets	11,888	9,902	82	—	21,872
Total assets	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,741	$3,551	$4,731	$—	$16,023
Accrued payroll and related expenses	10,346	9,382	9,362	—	29,090
Other accrued liabilities	21,262	70,255	35,324	—	126,841
Deferred revenue	16,249	19,781	25,410	—	61,440
Due to affiliates	12,684	183,717	2,006	(198,407)	—
Current portion of debt and capital lease obligations	20	1,216	419	—	1,655
Total current liabilities	68,302	287,902	77,252	(198,407)	235,049
Long-term debt and capital lease obligations	290,221	16,180	347,364	—	653,765
Other long-term liabilities	7,288	23,062	8,143	—	38,493
Total liabilities	365,811	327,144	432,759	(198,407)	927,307
Stockholders’ equity:
Common stock	1,962	—	—	—	1,962
Additional paid-in capital	2,066,623	500,596	295,516	(791,437)	2,071,298
Accumulated deficit	(613,668)	(203,693)	(16,989)	220,682	(613,668)
Treasury stock, at cost	(706,434)	—	—	—	(706,434)
Accumulated other comprehensive loss	(14)	—	—	—	(14)
Total stockholders’ equity	748,469	296,903	278,527	(570,755)	753,144
Total liabilities and stockholders’ equity	$1,114,280	$624,047	$711,286	$(769,162)	$1,680,451
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$83,022	$144,496	$109,120	$(1,852)	$334,786
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	27,187	76,848	55,737	(1,852)	157,920
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	24,468	51,139	34,421	—	110,028
Depreciation and amortization	2,272	25,521	17,872	—	45,665
Restructuring, acquisition and integration-related costs	3,683	1,526	1,170	—	6,379
Total operating costs and expenses	57,610	155,034	109,200	(1,852)	319,992
Income (loss) from operations	25,412	(10,538)	(80)	—	14,794
Interest expense and other, net	(7,385)	(1,836)	(7,571)	—	(16,792)
Equity in losses of subsidiaries	(12,770)	—	—	12,770	—
Income (loss) before income taxes	5,257	(12,374)	(7,651)	12,770	(1,998)
Income tax (provision) benefit	(3,885)	4,834	2,421	—	3,370
Net income (loss)	$1,372	$(7,540)	$(5,230)	$12,770	$1,372

Comprehensive income (loss)	$1,391	$(7,540)	$(5,230)	$12,770	$1,391

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$97,953	$146,733	$113,363	$(759)	$357,290
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,000	78,066	54,020	(759)	161,327
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	25,909	50,179	32,739	—	108,827
Depreciation and amortization	2,606	25,675	18,286	—	46,567
Restructuring, acquisition and integration-related costs	1,331	5,971	1,664	—	8,966
Total operating costs and expenses	59,846	159,891	106,709	(759)	325,687
Income (loss) from operations	38,107	(13,158)	6,654	—	31,603
Interest expense and other, net	(12,652)	(1,822)	(7,687)	—	(22,161)
Equity in losses of subsidiaries	(8,722)	—	—	8,722	—
Income (loss) before income taxes	16,733	(14,980)	(1,033)	8,722	9,442
Income tax (provision) benefit	(9,228)	6,962	329	—	(1,937)
Net income (loss)	$7,505	$(8,018)	$(704)	$8,722	$7,505

Comprehensive income (loss)	$7,505	$(8,018)	$(704)	$8,722	$7,505

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$259,113	$430,918	$332,663	$(5,354)	$1,017,340
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	84,233	233,042	173,552	(5,354)	485,473
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	72,032	152,583	101,918	—	326,533
Depreciation and amortization	6,293	77,637	52,969	—	136,899
Restructuring, acquisition and integration-related costs	7,344	4,434	1,958	—	13,736
Total operating costs and expenses	169,902	467,696	330,397	(5,354)	962,641
Income (loss) from operations	89,211	(36,778)	2,266	—	54,699
Interest expense and other, net	(20,308)	(5,242)	(22,709)	—	(48,259)
Equity in losses of subsidiaries	(38,534)	—	—	38,534	—
Income (loss) before income taxes	30,369	(42,020)	(20,443)	38,534	6,440
Income tax (provision) benefit	(22,840)	16,691	7,238	—	1,089
Net income (loss)	$7,529	$(25,329)	$(13,205)	$38,534	$7,529

Comprehensive income (loss)	$7,558	$(25,329)	$(13,205)	$38,534	$7,558

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$308,493	$319,635	$336,958	$(1,219)	$963,867
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,403	172,279	163,944	(1,219)	429,407
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	79,167	110,874	105,745	—	295,786
Depreciation and amortization	7,940	52,214	53,182	—	113,336
Restructuring, acquisition and integration-related costs	6,798	14,173	3,546	—	24,517
Total operating costs and expenses	188,308	349,540	326,417	(1,219)	863,046
Income (loss) from operations	120,185	(29,905)	10,541	—	100,821
Interest expense and other, net	(25,937)	(4,882)	(23,378)	—	(54,197)
Equity in losses of subsidiaries	(28,156)	—	—	28,156	—
Income (loss) before income taxes	66,092	(34,787)	(12,837)	28,156	46,624
Income tax (provision) benefit	(35,676)	14,429	5,039	—	(16,208)
Net income (loss)	$30,416	$(20,358)	$(7,798)	$28,156	$30,416

Comprehensive income (loss)	$30,416	$(20,358)	$(7,798)	$28,156	$30,416
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$91,098	$34,403	$53,027	$—	$178,528
Cash flows from investing activities:
Purchases of property and equipment	(15,962)	(36,987)	(27,780)	—	(80,729)
Purchases of investments in marketable securities	(57,528)	—	—	—	(57,528)
Sales and maturities of investments in marketable securities	38,763	—	—	—	38,763
Change in restricted cash	—	—	768	—	768
Net cash used in investing activities	(34,727)	(36,987)	(27,012)	—	(98,726)
Cash flows from financing activities:
Principal payments under capital lease obligations	7	(890)	(360)	—	(1,243)
Repurchases of common stock	(12,967)	—	—	—	(12,967)
Payment of dividends	(15,917)	—	—	—	(15,917)
Proceeds from exercises of stock options	236	—	—	—	236
Other	30	—	69	—	99
Net cash used in financing activities	(28,611)	(890)	(291)	—	(29,792)
Net increase (decrease) in cash and cash equivalents	27,760	(3,474)	25,724	—	50,010
Cash and cash equivalents, beginning of period	148,363	28,490	34,930	—	211,783
Cash and cash equivalents, end of period	$176,123	$25,016	$60,654	$—	$261,793

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$81,939	$(2,788)	$37,329	$—	$116,480
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(28,685)	11,447	(22,859)	—	(40,097)
Purchases of property and equipment	(4,673)	(31,232)	(35,062)	—	(70,967)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary stock	(342,341)	—	—	342,341	—
Change in restricted cash	—	—	489	—	489
Other	(600)	(3,413)	248	—	(3,765)
Net cash (used in) provided by investing activities	(56,570)	(23,198)	(57,184)	342,341	205,389
Cash flows from financing activities:
Proceeds from issuance of debt, net of issues costs	278,383	—	—	—	278,383
Repayment of debt and capital lease obligations	(1,283)	(267,544)	(3,564)	—	(272,391)
Repurchases of common stock	(39,540)	—	—	—	(39,540)
Payment of dividends	(17,214)	—	—	—	(17,214)
Proceeds from exercises of stock options	566	—	—	—	566
Proceeds from parent	—	312,341	30,000	(342,341)	—
Other	1	634	50	—	685
Net cash provided by (used in) financing activities	220,913	45,431	26,486	(342,341)	(49,511)
Net increase in cash and cash equivalents	246,282	19,445	6,631	—	272,358
Cash and cash equivalents, beginning of period	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of period	$443,897	$21,197	$50,216	$—	$515,310

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the following sections:

•	Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Cautionary Note Regarding Factors That May Affect Future Results

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

Third Quarter 2012 Highlights

•	Total revenues were $334.8 million, a 6% decrease compared to the three months ended September 30, 2011, consisting of a $13.8 million decrease in Consumer Services revenue and a $8.7 million decrease in Business Services revenue

•	Net income was $1.4 million, compared to net income of $7.5 million during the three months ended September 30, 2011

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $69.5 million, a decrease from $90.5 million during the three months ended September 30, 2011 due to the decrease in total revenues and an increase is costs to expand our Business Services, offset by cost synergies from integrating acquisitions

•	Net cash provided by operating activities was $90.1 million for the three months ended September 30, 2012, an increase from $71.0 million during the comparable period in 2011

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $45.0 million during the three months ended September 30, 2012, a decrease from $60.0 million during the three months ended September 30, 2011

•
Cash used in investing activities and cash used in financing activities were $24.4 million and $13.4 million, respectively, for the three months ended September 30, 2012, compared to cash used in investing activities of $35.2 million and cash used in financing activities of $11.0 million during the three months ended September 30, 2011

Business Strategy

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
Add new customer relationships. We are focused on adding new customers through new and existing channels, leveraging distribution channels and positioning our business to take advantage of important trends in the markets for our products and services. We believe we have a comprehensive solution to offer business customers. We are continually upgrading and evolving our go to market strategy. This includes investment to improve the quality of our sales force, investment in alternative sales motions, both inside sales and through partner relationships, and investment in the EarthLink brand.
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
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our customizable communications portfolio, blend of access technologies for connectivity and diverse portfolio of cloud, managed security and IT services are key differentiators that can help us build long-term customer relationships. Our secure customer portal, myLink™, provides customers with a centralized tool for 24/7 self-service applications, including account management, billing, reporting and service management. We are focused on creating a consistent nationwide approach to offering and supporting EarthLink products and services.
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits and increase the scale and scope of our product offerings, especially integrating our new IT services capabilities. This includes the integration of operating support systems, networks, sales forces, marketing channels, product offerings and personnel. To date, we have consolidated and integrated network operations centers, sales platforms, financial systems and certain billing platforms, as well as launched a nationwide product portfolio. We are currently involved in the integration of additional billing platforms and other operating support systems. We believe that our competitive positioning with existing and potential customers will be strengthened by our ability to continue to successfully integrate past and potential future acquisitions.
Selectively pursue potential strategic acquisitions. We will continue to selectively evaluate and consider potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.
Challenges and Risks

The primary challenge we face in executing our business strategy to successfully transition into a national managed IT services and communications provider is to grow revenues from our evolving Business Services product portfolio on a timely basis to offset declining revenues from other Business Services products and from our Consumer Services segment. Contributing to this challenge are the following: providing products and services that meet changing customer needs on a timely and cost-effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives.  Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to employ an effective sales model and ensure sales force training and product knowledge, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand and the reliability and quality of our services.  The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a more detailed list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors referred to under “Risk Factors” in Item 1A of Part II and under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

Trends in our Business

Our financial results are impacted by several significant trends, which are described below.

Industry factors. We operate in the communications and IT services industry, which is characterized by intense competition, industry consolidation resulting in larger competitors, an evolving regulatory environment, changing technology and changes in customer needs.  We expect these trends to continue. In addition, merger and acquisition transactions and other factors have reduced the number of vendors from which we may purchase network elements that we leverage to operate our business.
Legacy business services revenues. Our legacy business service revenues, specifically traditional voice services, have been declining due to competitive pressures in the industry, and we expect this trend to continue. In addition, we expect revenues to be adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. To counteract trends in our legacy business services revenues, we are focused on building long-term customer relationships through our customizable communications portfolio, blend of access technologies for connectivity and diverse portfolio of cloud, managed security and IT services. We are also focused on developing the optimal sales model and internal sales processes appropriate for our changing product portfolio.
Economic conditions. Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.
Emergence of IT services. The industry for cloud, managed security and IT services is relatively new and continues to evolve. The IT services market is growing as security needs, compliance requirements and IT costs increase. IT services currently represents the smallest proportion of our business services revenues. However, we believe this represents a significant growth area for our business and there is opportunity for EarthLink to address this market nationally for small and medium-sized enterprises.
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access and competitive pressures in the industry. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. The mix of our consumer access subscriber base has been shifting from narrowband access to broadband access customers. Consumer broadband access revenues have lower gross margins than narrowband revenues due to the costs associated with delivering broadband services. This change in mix has negatively affected our profitability and we expect this trend to continue. To counteract trends in our consumer revenues, we are focused on customer retention, operational efficiency and adding customers through marketing channels that we believe will produce an acceptable rate of return.
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

The following table sets forth statement of operations data for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Revenues	$357,290	$334,786	$963,867	$1,017,340
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	161,327	157,920	429,407	485,473
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	108,827	110,028	295,786	326,533
Depreciation and amortization	46,567	45,665	113,336	136,899
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Total operating costs and expenses	325,687	319,992	863,046	962,641
Income from operations	31,603	14,794	100,821	54,699
Interest expense and other, net	(22,161)	(16,792)	(54,197)	(48,259)
Income (loss) before income taxes	9,442	(1,998)	46,624	6,440
Income tax (provision) benefit	(1,937)	3,370	(16,208)	1,089
Net income	$7,505	$1,372	$30,416	$7,529

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,				Change
		% of		% of
	2011	Total	2012	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$218,650	82%	$210,066	82%	$(8,584)	(4)%
Wholesale services	37,228	14%	38,164	15%	936	3%
Other	9,865	4%	8,831	3%	(1,034)	(10)%
Total revenues	265,743	100%	257,061	100%	(8,682)	(3)%
Consumer Services
Access services	78,520	86%	65,940	85%	(12,580)	(16)%
Value-added services	13,027	14%	11,785	15%	(1,242)	(10)%
Total revenues	91,547	100%	77,725	100%	(13,822)	(15)%
Total revenues	$357,290		$334,786		$(22,504)	(6)%

The following table presents revenues by groups of similar services and by segment for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,				Change
		% of		% of
	2011	Total	2012	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$546,075	80%	$635,840	82%	$89,765	16%
Wholesale services	98,915	15%	112,923	15%	14,008	14%
Other	30,739	5%	26,044	3%	(4,695)	(15)%
Total revenues	675,729	100%	774,807	100%	99,078	15%
Consumer Services
Access services	249,380	87%	206,442	85%	(42,938)	(17)%
Value-added services	38,758	13%	36,091	15%	(2,667)	(7)%
Total revenues	288,138	100%	242,533	100%	(45,605)	(16)%
Total revenues	$963,867		$1,017,340		$53,473	6%

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

Total Business Services revenues decreased during the three months ended September 30, 2012 compared to the prior year period primarily due a decrease in retail Business Services revenue, as discussed further below. Total Business Services revenues increased during the nine months ended September 30, 2012 compared to the prior year period primarily due to the inclusion of full period of revenues during 2012 from our acquired businesses, including One Communications, compared to a partial period during 2011.

The following table presents the primary reasons for the changes in Business Services revenues for the three and nine months ended September 30, 2012 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in millions)
Due to acquisition of One Communications (a)	$—	$114.7
Due to IT services acquisitions and product launches (b)	2.6	10.1
Due to net favorable settlement and reserve adjustments (c)	1.5	1.5
Due to decline in legacy products (d)	(12.8)	(27.2)
Total change in Business Services revenues	$(8.7)	$99.1
______________

(a)	Increases due to the inclusion of a full period of cost of revenues during 2012 from One Communications compared to a partial period during 2011

(b)	Increase in revenues from our newer products due to IT Services acquisitions entered into during 2011 to expand our IT services portfolio and new product launches over the past year

(c)	Increase due to $1.5 million in net favorable settlements and reserve adjustments during 2012

(d)
Decrease due to decline in revenues for certain legacy products, including traditional voice and lower-end, single site broadband services. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services.

We expect continued declines in traditional voice services and other legacy products. Business Services revenues will also be adversely impacted as a result of rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products. These revenues also may be adversely impacted by competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract competitive pressures, we continue to emphasize our diverse portfolio of cloud, managed security and IT services, customizable communications portfolio, and blend of access technologies for connectivity. We seek to grow our business services revenues and are focused on growing our new suite of IT services. As a result, we expect the mix of our retail business service revenues to change over time, from legacy services and connectivity services to managed IT services.
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

The decreases in consumer access revenues were due to decreases in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.4 million and 1.5 million during the three and nine months ended September 30, 2011, respectively, to 1.2 million and 1.3 million million during the three and nine months ended September 30, 2012, respectively.  Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Slightly offsetting the decrease in average consumer subscribers was an increase in average revenue per subscriber due to targeted price increases implemented over the past year.

Our monthly consumer subscriber churn rates decreased from 2.7% during the three and nine months ended September 30, 2011 to 2.5% during the three and nine months ended September 30, 2012, which moderated the decline in average consumer subscribers. Churn rates decreased compared to the prior year periods due to the increased tenure of our subscriber base. We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competitive pressures, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband

Internet access. However, we expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

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

The decreases in value-added services revenues were due primarily to a decreases in search and advertising revenues resulting from the decline in total average consumer subscribers and decreases in revenues from our security and home networking services. Partially offsetting these decreases was an increase in revenues from our premium email only service.

Cost of revenues

The following table presents cost of revenues by segment for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollar	Percent	2011	2012	Dollar	Percent
	(dollars in thousands)
Business Services	$132,718	$132,145	$(573)	—%	$339,325	$405,519	$66,194	20%
Consumer Services	28,609	25,775	(2,834)	(10)%	90,082	79,954	(10,128)	(11)%
Total cost of revenues	$161,327	$157,920	$(3,407)	(2)%	$429,407	$485,473	$56,066	13%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers for use with our services.

The following table presents the primary reasons for the changes in Business Services cost of revenues for the three and nine months ended September 30, 2012 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in millions)
Due to acquisition of One Communications (a)	$—	$58.0
Due to increase in reserves for regulatory audits (b)	—	8.3
Due to IT services acquisitions and product launches (c)	2.0	6.5
Due to decline in legacy products (d)	(2.6)	(6.6)
Total change in Business Services cost of revenues	$(0.6)	$66.2
______________

(a)	Increases due to the inclusion of a full period of cost of revenues during 2012 from One Communications compared to a partial period during 2011

(b)
Increase due to a charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments

(c)	Increase due to IT Services acquisitions entered into during 2011 to expand our IT services portfolio and new product launches over the past year

(d)	Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting

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

The decreases in Consumer Services cost of revenues compared to the prior year periods were primarily due to the decline in average consumer services subscribers. Also contributing was lower network expenses related to cost optimization efforts and more favorable rates with service certain service providers.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollar	Percent	2011	2012	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$108,827	$110,028	$1,201	1%	$295,786	$326,533	$30,747	10%

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

The increase in selling, general and administrative expenses during the three months ended September 30, 2012 compared to the prior year period was primarily due to a favorable tax settlement recognized during the three months ended September 30, 2011 and an increase in people costs as we increase headcount to grow our Business Services segment. These were offset by a decrease in professional fees, facilities and certain other corporate overhead expenses resulting from synergies from integrating our businesses and a decrease in bad debt and payment processing.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of selling, general and administrative expenses during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011.  On a pro forma basis for the acquisition of One Communications, selling, general and administrative expenses decreased $14.0 million, from $340.5 million during the nine months ended September 30, 2011 to $326.5 million during the nine months ended September 30, 2012. The decrease was due to cost savings realized from workforce reductions and other synergies from integrating our businesses, continued cost reduction initiatives, certain benefits as our overall consumer subscriber base has decreased and reduced discretionary sales and marketing spend.  The decrease consisted primarily of decreases in personnel-related costs, stock-based compensation expense and occupancy expense, offset by an increase in professional fees.

We expect that selling, general and administrative expenses will increase as we seek to grow our business services revenue. However, we expect to realize cost synergies as we integrate our acquisitions. We will continue to seek operating efficiencies, such as consolidating operations and integrating systems, though certain of these synergies may take longer or present greater costs to realize than originally anticipated.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$29,058	$27,956	$(1,102)	(4)%	$71,745	$83,753	$12,008	17%
Amortization expense	17,509	17,709	200	1%	41,591	53,146	11,555	28%
Total	$46,567	$45,665	$(902)	(2)%	$113,336	$136,899	$23,563	21%

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

The decrease in depreciation and amortization expense during the three months ended September 30, 2012 compared to the prior year period was primarily due to assets becoming fully depreciated over the past year. The increase in depreciation and amortization expense during the nine months ended September 30, 2012 compared to the prior year period was primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisitions of One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Also contributing to the increase in depreciation expense was an increase in capital expenditures from our acquired businesses, including customer acquisition costs and costs to maintain and enhance our network.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Facility exit and restructuring costs	$57	$5	$520	$(176)
Acquisition and integration-related costs	8,909	6,374	23,997	13,912
Restructuring, acquisition and integration-related costs	$8,966	$6,379	$24,517	$13,736

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

The following table reconciles the beginning and ending liability balances associated with the 2007 Plan as of September 30, 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled (in thousands):

Balance as of December 31, 2011	$7,432
Accruals	(176)
Payments	(2,255)
Balance as of September 30, 2012	$5,001

Acquisition and integration-related costs. Acquisition and integration-related costs consist of costs related to our acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs; and 4) facility-related costs, such as lease termination and asset impairments. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income. Acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Severance and retention costs	$3,783	$2,051	$(1,732)	(46)%	$13,608	$5,111	$(8,497)	(62)%
Transaction-related costs	325	373	48	15%	4,867	1,366	(3,501)	(72)%
Integration-related costs	593	3,614	3,021	509%	834	6,944	6,110	733%
Facility-related costs	4,208	336	(3,872)	(92)%	4,688	491	(4,197)	(90)%
Total acquisition and integration-related costs	$8,909	$6,374	$(2,535)	(28)%	$23,997	$13,912	$(10,085)	(42)%

The decreases in acquisition and integration-related costs compared to the prior year periods were primarily due to a decline in certain up-front costs related to our acquisitions, such as transactions costs incurred to effect the transactions, severance costs incurred to eliminate duplicate positions and gain synergies and costs to exit duplicate facilities. Partially offsetting these decreases was an increase in integration-related costs, as we incur costs to integrate operating support systems and networks.
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

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Interest expense	$23,378	$16,442	$(6,936)	(30)%	$57,817	$49,480	$(8,337)	(14)%
Interest income	(1,019)	(356)	663	(65)%	(3,855)	(2,003)	1,852	(48)%
Other, net	(198)	706	904	(457)%	235	782	547	233%
Total	$22,161	$16,792	(5,369)	(24)%	$54,197	$48,259	$(5,938)	(11)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decreases in interest expense and other, net, compared to the prior year period were primarily due to the redemption of our convertible senior notes due 2026 on November 15, 2011. Partially offsetting this decrease were decreases in interest income due to lower investment yields.

Income tax (provision) benefit

The following table presents the components of the income tax (provision) benefit for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Current (provision) benefit	$(940)	$1,912	$(4,357)	$(1,496)
Deferred (provision) benefit	(997)	1,458	(11,851)	2,585
Total income tax (provision) benefit	$(1,937)	$3,370	$(16,208)	$1,089

The income tax provision for the nine months ended September 30, 2012 represents an effective rate of -17%, including a benefit for discrete items of -49%.  The effective rate differs from the federal statutory rate of 35% primarily because of state taxes. The discrete benefit for the nine months ended September 30, 2012 primarily relates to changes to the Company's state deferred income tax rates and its resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012, the release of valuation allowance related to specific state net operating losses and  the reversal of  uncertain tax positions in the current quarter due to statute expirations. The current provisions were due to state income and federal and state alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The non-cash deferred tax benefit was due primarily to the favorable discrete item.

We have a valuation allowance of $38.5 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $6.5 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

We evaluate the performance of our operating segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-

related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

During the three months ended September 30, 2012, the Company changed the basis of measurement of segment income. Certain corporate operating expenses previously included in segment operating income are now excluded from segment operating income, as they are not costs over which segment managers have direct discretionary control. Accordingly, the Company has reclassified segment operating expenses and segment operating income for all periods presented.

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of September 30, 2011 and 2012:

	September 30, 2011	September 30, 2012

Total fiber optic route miles (a)	28,757	28,804
Colocations	1,340	1,415
Voice and data switches	55	56

(a) As of September 30, 2011, includes 24,812 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles. As of September 30, 2012, includes 24,859 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Segment revenues	$265,743	$257,061	$(8,682)	(3)%	$675,729	$774,807	$99,078	15%
Segment operating income	50,106	39,356	(10,750)	(21)%	119,783	114,787	(4,996)	(4)%

The decrease in Business Services revenues during the three months ended September 30, 2012 compared to the prior year period was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease was partially offset by an increase in revenues from our newer products. The increase in Business Services revenues during the nine months ended September 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of revenues during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011. This was partially offset by the decrease in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services.

The decrease in Business Services operating income during the three months ended September 30, 2012 was primarily due to the decrease in revenues discussed above and an increase in operating costs for IT services. Partially offsetting these decreases was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and the decline in cost of revenue for certain legacy products. The increase in Business Services operating income during the nine months ended September 30, 2012 compared to the prior year period was primarily due to the inclusion of full period of operating income during 2012 from our acquired businesses, including One Communications and STS Telecom, compared to a partial period during 2011. Partially offsetting this was the decrease in segment revenues (discussed above) and the $8.3 million reserve for regulatory audits.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Consumer Subscriber Activity
Subscribers at beginning of period	1,478,000	1,244,000	1,636,000	1,350,000
Gross organic subscriber additions	49,000	44,000	136,000	126,000
Churn	(117,000)	(91,000)	(362,000)	(279,000)
Subscribers at end of period (a)	1,410,000	1,197,000	1,410,000	1,197,000

Consumer Metrics
Average narrowband subscribers (b)	802,000	663,000	853,000	692,000
Average broadband subscribers (b)	640,000	555,000	666,000	578,000
Average consumer subscribers (b)	1,442,000	1,218,000	1,519,000	1,270,000

ARPU (c)	$21.13	$21.27	$21.07	$21.21
Churn rate (d)	2.7%	2.5%	2.7%	2.5%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Segment revenues	$91,547	$77,725	$(13,822)	(15)%	$288,138	$242,533	$(45,605)	(16)%
Segment operating income	45,118	35,250	(9,868)	(22)%	142,799	112,852	(29,947)	(21)%

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended
	September 30,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$116,480	$178,528	$62,048	53%
Net cash provided by (used in) investing activities	205,389	(98,726)	(304,115)	(148)%
Net cash used in financing activities	(49,511)	(29,792)	19,719	(40)%
Net increase in cash and cash equivalents	$272,358	$50,010	$(222,348)	(82)%

Operating activities

The increase in cash provided by operating activities during the nine months ended September 30, 2012 compared to the prior year period was primarily due to the inclusion of a full period of cash generated by One Communications in 2012 compared to a partial period in 2011. Also contributing to the increase was an increase in accounts payable and accrued liabilities, primarily related to timing of certain payments to network providers. This was partially offset by severance, transaction and other integration-related costs, an increase in interest payments and an increase in accounts receivable due to timing of payments from customers.

Investing activities

The decrease in cash flows from investing activities during the nine months ended September 30, 2012 compared to the prior year period was primarily due to a change in cash associated with investments in marketable securities. During the nine months ended September 30, 2011, we received cash of $319.7 million for sales and maturities of investments in marketable securities as we converted our investments to cash equivalents during the period. During the nine months ended September 30, 2012, we used cash of $18.8 million for purchases of marketable securities, net of sales and maturities.  Also contributing to the decrease was a $9.8 million increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs. We continue to focus on investments in our technology infrastructure to support our long-term strategic plans.  The overall decrease in cash flows from investing activities was offset by a $40.1 million decrease in cash used for acquisitions, net of cash acquired.

Financing activities

The decrease in net cash used in financing activities during the nine months ended September 30, 2012 compared to the prior year period was primarily due to a $26.6 million decrease in repurchases of common stock and a $1.3 million decrease in dividend payments. We repurchased 5.0 million shares of our common stock for $39.5 million during the nine months ended September 30, 2011 and repurchased 1.9 million shares of our common stock for $13.0 million during the nine months ended September 30, 2012.  Dividend payments were $17.2 million and $15.9 million during the nine months ended September 30, 2011 and 2012, respectively, reflecting quarterly dividends of $0.05 per share. These changes were partially offset by a $7.2 million net change in cash flows from debt activities. During the nine months ended September 30, 2011, we received net proceeds of $6.0 million from the issuance and repayment of debt and capital lease obligations, and during the nine months ended September 30, 2012, we used $1.2 million for repayment of debt and capital lease obligations.

Future Uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including ITC^DeltaCom's outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”), our

$300.0 million aggregate principal amount of Senior Notes in May 2011 and our $150.0 million revolving credit facility. We expect to use cash for interest payments. In October 2012, we announced plans to redeem 10%, or $32.5 million aggregate principal amount, of our outstanding ITC^DeltaCom Notes at a redemption price of 103% pursuant to the terms of the related indenture. We may use additional cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture, to purchase the ITC^DeltaCom Notes in the open market or to refinance with new debt.

Capital expenditures. We expect to incur capital expenditures of approximately $215.0 million to $225.0 million over the next five quarters, through the fourth quarter of 2013. Approximately $45.0 million of that amount will be used for fiber network expansion and investment in our nationwide data center footprint. The remaining capital expenditures relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in our Business Services segment. One of our key strategies is to grow our Business Services revenue. In addition to leveraging our fiber network and nationwide IP reach to provide a broad range of communications services, we are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts and resources required to support our business services. We also expect to invest cash to build out data center space across our nationwide footprint to support our cloud, managed security and IT support services.

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

Dividends. During the nine months ended September 30, 2011 and 2012, cash dividends declared were $0.15 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2011 and 2012, we generated $116.5 million and $178.5 million in cash from operations, respectively. As of September 30, 2012, we had $261.8 million in cash and cash equivalents and $48.4 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time any amounts outstanding thereunder shall be due and payable in full. As of September 30, 2012, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2012, we had utilized approximately $664.0 million pursuant to the authorizations and had $86.0 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Net income	$7,505	$1,372	$30,416	$7,529
Interest expense and other, net	22,161	16,792	54,197	48,259
Income tax provision (benefit)	1,937	(3,370)	16,208	(1,089)
Depreciation and amortization	46,567	45,665	113,336	136,899
Stock-based compensation expense	3,369	2,663	10,454	8,203
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Adjusted EBITDA	$90,505	$69,501	$249,128	$213,537

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Net income	$7,505	$1,372	$30,416	$7,529
Interest expense and other, net	22,161	16,792	54,197	48,259
Income tax provision (benefit)	1,937	(3,370)	16,208	(1,089)
Depreciation and amortization	46,567	45,665	113,336	136,899
Stock-based compensation expense	3,369	2,663	10,454	8,203
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Purchases of property and equipment	(30,528)	(24,504)	(70,967)	(80,729)
Unlevered Free Cash Flow	$59,977	$44,997	$178,161	$132,808

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Net cash provided by operating activities	$71,007	$90,066	$116,480	$178,528
Income tax provision (benefit)	1,937	(3,370)	16,208	(1,089)
Non-cash income taxes	(1,018)	1,458	(11,851)	2,585
Interest expense and other, net	22,161	16,792	54,197	48,259
Amortization of debt discount, premium and issuance costs	(3,533)	497	(9,690)	1,470
Restructuring, acquisition and integration-related costs	8,966	6,379	24,517	13,736
Changes in operating assets and liabilities	(6,416)	(42,008)	62,207	(29,601)
Purchases of property and equipment	(30,528)	(24,504)	(70,967)	(80,729)
Other, net	(2,599)	(313)	(2,940)	(351)
Unlevered Free Cash Flow	$59,977	$44,997	$178,161	$132,808

Net cash (used in) provided by investing activities	$(35,224)	$(24,363)	$205,389	$(98,726)
Net cash used in financing activities	$(10,957)	$(13,362)	$(49,511)	$(29,792)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our strategy to grow our business services revenue, especially revenue from advanced products, in an expeditious manner, which could adversely impact our results of operations and cash flows; (2) that we may be unsuccessful or experience delays in integrating acquisitions into our business while we develop our Business Services advanced product portfolio, which could result in operating difficulties, losses and other adverse consequences; (3) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (4) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (5) that our failure to achieve operating efficiencies will adversely affect our results of operations; (6) that unfavorable general economic conditions could harm our business; (7) that we face significant competition in the communications and managed IT services industry that could reduce our profitability; (8) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (10) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we may experience reductions in switched access and reciprocal compensation revenue; (12) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (13) that if we are unable to renew our wholesale agreements with telecommunications carriers, our wholesale revenue and results of operations could be materially and adversely affected; (14) that we obtain a majority of our network equipment and software from a limited numbers of third-party suppliers; (15) that our consumer services commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations;  (16) that our consumer business is dependent on the availability and affordability of third-party network service providers; (17) that we face significant competition in the Internet industry that could reduce our profitability; (18) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (19) that potential regulation of Internet service providers could adversely affect our operations; (20) that we may be unable to hire and retain sufficient qualified personnel, including Business Services sales personnel, and that the loss of any of our key executive officers could adversely affect us; (21) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (22) that security breaches could damage our reputation and harm our operating results; (23) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (24) that our business depends on effective business support systems and processes; (25) that government regulations could adversely affect our business or force us to change our business practices and that we are subject to regulatory audit; (26) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (27) that we may not be able to protect our intellectual property; (28) that we are subject to claims that we have infringed upon the intellectual property rights of third parties, which are costly to defend, could result in our having to make significant payments and could limit our ability to use certain technologies in the future; (29) that if we are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (30) that we may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (31) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (32) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (33) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (34) that we may reduce, or cease payment of, quarterly cash dividends; (35) that our stock price may be volatile; and (36) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company.  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

The Company is party to various legal and regulatory proceedings and other disputes arising from normal business activities. The Company’s management believes that there are no disputes, litigation or other legal or regulatory proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements. However, the result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable and could result in liabilities that are higher than currently predicted.

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2012 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	100	$7.21	100	$93,152
August 1 through August 31	1,078	6.67	1,078	85,960
September 1 through September 30	—	—	—	85,960
Total	1,178		1,178
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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

3.1	Third Restated Certificate of Incorporation

10.1	Separation Agreement between the Company and Joseph M. Wetzel, dated October 15, 2012.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK, INC.

Date:	October 31, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	October 31, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)