Form 10-K
period 2012-12-31
EARTHLINK INC
filed 2013-02-20
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
_______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2012 was $773.6 million. As of February 15, 2013, 102,937,243 shares of common stock, $0.01 par value per share, were outstanding.
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on April 23, 2013 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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
PART I

Item 1.    Business.
Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

We were incorporated in 1999 as a Delaware corporation. EarthLink, Inc. was formed in February 2000 as a result of the merger of EarthLink Network, Inc. and MindSpring Enterprises, Inc., and has been a provider of nationwide Internet access and related value-added services to residential customers. In 1996, we first expanded our small to mid-sized business market presence by introducing business-class Internet access and web hosting services to businesses throughout the United States. In 2006, we expanded into the enterprise business market by acquiring New Edge Networks, a provider of managed IP-based network solutions to businesses nationwide. During late 2010 and early 2011, we completed two acquisitions that transformed our business from being primarily an Internet services provider (''ISP'') to residential customers into a network and communications provider for business customers. In addition, through these acquisitions we acquired a substantial network infrastructure that gave us a core foundation on which to build our IT services platform. During 2011, we also entered into other strategic transactions in order to complement our business services and expand our IT services portfolio. These five IT services transactions enabled us to more quickly introduce IT services into the market place. During 2012, we began the next step in the evolution of our network and IT services platform, which is the investment of capital to extend our core fiber IP network, expand our IT solutions footprint with additional data centers and launch a next generation cloud hosting platform.

Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.net.

Business Strategy

Our business strategy is to continue our transformation into a nationwide provider of communications and IT services for the mid-market business customer. We believe IT services is an emerging market with significant opportunity for growth, and we are positioning EarthLink to be a trusted partner in the small and medium-sized enterprise marketplace for businesses with IT and network security needs. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers. We are currently investing capital to extend our core fiber IP network, expand our IT solutions footprint with additional data centers and launch a next generation cloud hosting platform.

•
Increase revenues from growth products and services. Revenues from our legacy products and services have been declining due to economic, competitive, technological and regulatory developments and we expect these revenues to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by migrating these customers to our growth products. We believe our growth products are MultiProtocol Label Switching (“MPLS”), hosted voice and IT services. We are focused on growing revenues for these products by enhancing our sales force efforts and increasing brand awareness for our IT services. We are also focused on growing our wholesale services as we capitalize on unique fiber routes within our footprint.

•
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our broad communications and IT services portfolio and blend of access technologies for connectivity are key differentiators that can help us build long-term customer relationships. We bring these services together through our myLinkTM self-service customer control point where users can access all of their EarthLink Business services via one interface. We are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services.

•
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits. To date, we have functionally aligned employees across the organization, launched a nationwide product and IT services portfolio, implemented a common financial system and consolidated and integrated network operations centers, sales platforms and certain billing platforms. We are currently integrating our operating support system and certain other billing systems. We believe that our competitive positioning with current and existing customers will be strengthened by our ability to continue to successfully integrate past and other potential acquisitions.

•
Selectively pursue potential strategic acquisitions. We will continue to selectively evaluate and consider potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.

Acquisitions

During 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an ISP to residential customers into a network and communications provider for business customers. During 2011, we also entered into other strategic transactions in order to complement our business services and expand our IT services portfolio. We believe these transactions further established EarthLink as a leading network, communications and IT services provider.  The following is a summary of our transactions:

•	In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern United States.

•	In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of sophisticated Voice-over-Internet Protocol (“VoIP”) services.

•
In April 2011, we completed the acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States.

•	In May 2011, we acquired Logical Solutions.net, Inc. (“Logical Solutions”), a privately-held provider of cloud computing, hosted network and security services.

•	In July 2011, we acquired Business Vitals, LLC., a privately-held provider of national managed IT security and professional services.

•	In September 2011, we acquired the xDefenders assets of Synergy Global Solutions, Inc., a managed IT security provider.

•	In December 2011, we acquired an IT Solutions Center and application service from Synergy Global Solutions, Inc.

Business Services Segment

Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale customers. Our retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. We derived approximately 26%, 71% and 76% of our revenues during the years ended December 31, 2010, 2011 and 2012, respectively, from our Business Services segment. In January 2013, we decided to exit telecom systems sales after the first half of 2013 to focus on our hosted VoIP platform for new voice customers. The following is a summary of our current products and services:

Services

Retail Services

Data Services. We offer a broad range of data and Internet services to business customers, including high-speed Internet access, dedicated Internet access and MPLS services. We offer a full range of access types, including DSL, T-1 and DS3 lines, Ethernet and wireless broadband, at speeds ranging from 1.5Mbps to over 100Mbps. Connectivity is primarily provided over our facilities-based nationwide network and is monitored 24/7 to keep customer information secure. Our high-speed services also includes enhanced features such as online faxing, email, POP services, web hosting, firewall and Virtual Private Networks (“VPN”), among others.

Voice Services. We offer a broad range of voice services to business customers, including local, domestic and international switched access, dedicated long distance services, hosted voice solutions and access trunks for customers that own and operate switching equipment on their own premises. We offer a full range of access types, including traditional voice lines, T1 and Ethernet. We also provide enhanced services to our customers by offering a number of calling features.

Mobile Data and Voice Services. We provide mobile data and voice services using the networks of nationwide wireless services providers. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select mobile devices, from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices.

IT Services. We offer cloud, data center, managed security, application and IT support services. Our enterprise-class data centers are all on-net and linked for redundancy. We also provide consulting services for security of network and hosting environments, virtualization and disaster recovery, among others. We offer the following IT services:

•
Cloud services. We provide cloud hosting and dedicated server services to customers using servers located in our data center facilities. One key offering from our virtualization services portfolio is our VMware vCloud Powered Cloud services for disaster recovery and hosted server environments.

•	Data center services. We allow customers the ability to colocate their data and equipment within our secure and power redundant data centers.

•
Managed security services. We provide 24/7 monitoring and management of security appliances, software and network-based controls and incident response. Our managed security services include network and cloud security, endpoint and device security, compliance and enhanced monitoring and business continuity and disaster recovery.

•
Application Services. We offer a suite of enterprise applications that can be hosted in our data centers. Applications include: Secure email hosting, email encryption, email archiving and secure file sharing.

•	IT support services. We provide 24/7 IT support services. Our IT solution center has a help desk and remote care platform, support specialists and engineers.

Wholesale Services

We provide voice and data services to other communications carriers and to larger-scale providers of network capacity. Revenues from these services are generated from sales to other communications companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless service providers, cable companies, ISPs and others. We offer broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network; local communications services to ISPs and local dial tone communications services to service providers; nationwide live and automated operator and directory assistance services; and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of ISPs.

Other Services

We lease server space and provide web hosting services that enable customers to build and maintain an effective online presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support.

Sales and Distribution

We market our retail Business Services through direct, inside and independent sales channels. Our direct sales force is composed of sales personnel and technical consultants. We also maintain an inside sales force and lead generation tools like Search Engine Marketing to drive demand. We supplement our direct and inside sales force with our independent channel partners, who leverage their business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to businesses. Our authorized dealers and agents receive commissions based on services sold and installed, usage volume and customer retention.

In order to accelerate our transition into an IT services company, we are reducing our direct sales presence in smaller markets and focusing on larger geographic markets where there are more customers with a propensity to buy IT services. In addition, we are increasing our efforts in Search Engine Marketing to drive leads for our inside sales force, increasing brand awareness for our IT services and adding additional technical talent in the field to support our IT services sales efforts.

We market our wholesale Business Services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years.

Customer Service and Retention

We believe that our broad communications and IT services portfolio and blend of access technologies for connectivity are key differentiators that can help us build long-term customer relationships. We believe that offering a bundled package of communications and IT services to our business customers increases retention rates and limits customer churn. Additionally, with our sales structure, we have more distinct sales and support roles that we believe will improve customer retention. With our nationwide service, we offer myLink, a secure customer portal, which provides customers with a centralized tool for self-service applications, reporting and management features 24/7. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention.

Network Infrastructure

We provide secure, efficient and reliable communications services primarily through an expansive fiber optic network, an advanced nationwide MPLS network and switch and colocation facilities. We have four enterprise-class data centers on our fiber network which are fully integrated with our nationwide IP network with additional data centers employing next generation cloud architecture coming online in 2013 to support our IT services. Throughout the network, advanced monitoring and management tools are in place to ensure performance and quality, bringing value and an enhanced experience to our customers.

Fiber Optic Network - As of December 31, 2012, our advanced fiber optic network consisted of 28,804 route miles (including 3,945 marketed and managed route miles) covering 25 states and 90 metro fiber rings and provides for high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The network infrastructure is built on our Dense Wave Division Multiplexing, or DWDM, platform and core routers. We are currently extending our core fiber IP network by adding 606 route miles of fiber to our optical transport capabilities. The additional capacity will allow us to offer new native 100 Gig transport services across parts of our fiber footprint, offering customers the advantage of unique network routes for enhanced redundancy and network diversity.

Nationwide MPLS Network - Our nationwide network is based on MPLS, a highly-scalable and high-performance packet transport system, with a broad array of IP infrastructure positioned in strategic locations across the U.S. We have interconnection agreements with major local exchange carriers to lease unbundled network elements, as well as commercial services agreements with national communications companies, CLECs, and cable and wireless service providers to provide last mile access to our customers and connectivity onto our network.

Colocation Facilities - With co-located communications equipment within the central offices of ILECs and alternative access providers in various markets in the United States, we offer remote facilities-based local and long distance services in markets by using our switches in other locations as hosts. Using our fiber optic network and leased facilities to connect our remote equipment to our switches, colocation provides cost-efficient access to last mile facilities to connect to customers.

Switch Facilities - Our array of switch facilities send voice and data traffic domestically and internationally through balanced and cost-effective routing. Services are also offered on Metaswitch's MetaSphere MTAS (Multimedia Telephony Application Server) providing an innovative portfolio of hosted and managed business-class communications solutions such as nationwide hosted PBX and SIP trunking services. Metaswitch's voice portal capabilities are also integrated into customer portals, offering our clients easy access to a ubiquitous, cross-platform, unified messaging, call control and self-service interface enabling them to access directly and upgrade their entire communications experience.

IT Services - We are expanding our IT Services footprint, along with launching a next generation cloud hosting platform. The enhancement of our existing data center in Rochester, N.Y., addition of four new data centers and our next-generation cloud high-availability architecture will allow us to offer state-of-the-art integrated computing and storage platforms designed to support current and future demands of our IT services products.

Network Management/Monitoring - Our network infrastructure is supported by two geographically diverse Network Operations Centers ("NOCs") in Burlington, Massachusetts and Anniston, Alabama. These two centers operate 24 by 7, providing proactive network surveillance, incident management, and planned maintenance activities for all Transport, Data, and Switching infrastructure. The two centers use a consolidated suite of network surveillance tools that allows shared distribution of alarms and alerts. The geographic diversity of the NOCs enables a robust disaster recovery/business continuity plan. In the event one NOC is unable to operate; functions are designed to transfer over to the other fully redundant center.

Competition

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Communications; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

The IT services industry is also highly competitive. It is highly fragmented and evolving, with competitors ranging in size from small, local independent firms to very large telecommunications companies, hardware manufacturers and system integrators. We compete directly or indirectly with telecommunications companies such as AT&T, CenturyLink, Level 3 and Verizon; system integrators such as Accenture, CSC, Hewlett-Packard and IBM; managed hosting and cloud providers such as Amazon Web Services, Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc. and Web.com Group, Inc.; and managed security companies such as Perimeter eSecurity and Dell Secure Works.

We believe the primary competitive factors in the communications and IT services industries include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

Consumer Services Segment

Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. We derived approximately 74%, 29% and 24% of our revenues during the years ended December 31, 2010, 2011 and 2012, respectively, from our Consumer Services segment. The decreases were primarily due to revenues generated from our acquisitions, which are included in our Business Services segment, and continued maturation in the market for consumer Internet access.

Services

Broadband Access. We offer high-speed, or broadband, Internet access with a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, and technical and customer support. We provide high-speed access services via cable and DSL, and offer different speeds of service. Availability for these services depends on the cable or telephone service provider. We also provide consumer IP-based phone service.  However, we do not currently market our consumer IP-based phone services.

Narrowband Access. We offer dial-up, or narrowband, Internet access with a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, acceleration tools and technical and customer support. We also offer value-priced dial-up access through our PeoplePCTM Online offering that provides customers with Internet access at comparatively lower prices.

Value-Added Services. We offer ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers. We also generate advertising revenues by leveraging the value of our customer base and user traffic; through paid placements for searches, powered by the GoogleTM search engine; from fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties; from commissions received from partners for the sale of partners' services to our subscribers; and from sales of advertising on our various web properties.

Sales and Distribution

We engage in limited sales and marketing for our Consumer Segment services. Our marketing efforts are focused on retaining customers and adding customers through alliances and partnerships. We offer our products and services primarily through direct customer contact through our call centers, search engine marketing, affinity marketing partners, resellers and marketing alliances such as our relationships with Time Warner Cable and Dish Network.

Customer Service and Retention

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

Network Infrastructure

We provide subscribers with Internet access primarily through third-party network service providers. Our principal provider for narrowband services is Level 3 Communications, Inc. We also have agreements with certain regional and local narrowband providers. We provide cable broadband services through agreements with Time Warner Cable that allow us to provide broadband services over Time Warner Cable's and Bright House Networks' cable network in substantially all their markets and with Comcast that allow us to provide broadband services over Comcast's cable network in certain Comcast markets. We provide DSL broadband services through agreements with AT&T, CenturyLink, Megapath and Verizon Internet Services, Inc. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. In addition, Level 3 Communications, Inc. is planning on decommissioning its managed modem network at the end of 2013 and we will have to transition customers to other narrowband providers.

We maintain a leased backbone consisting of a networked loop of connections between multiple cities and our technology centers. We maintain data centers to provide service availability and connectivity.

Competition

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; social networking companies, such as Facebook; and satellite and fixed wireless service providers. In addition, technologies such as 4G, Ethernet or other alternatives to network access, have products or services that compete with ours. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising.

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
Regulatory Environment

Our services are subject to varying degrees of federal, state and local regulation. Communications services are subject to particularly extensive regulation at both the federal and state levels. Internet access services, which are not communications services, are subject to a lesser degree of regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

Overview

Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory licenses to provide communications services. The Federal Communications Commission (“FCC”) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications or as otherwise required by federal law. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions, commonly referred to as public utility commissions (“PUCs”), generally retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

The regulatory environment relating to our business continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”), are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of incumbent carrier networks under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

Federal Regulation

Several of our operating subsidiaries are classified as non-dominant telecommunications carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international communications services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international communications services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our interstate and international communications business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

Local Competition. The Communications Act preempts state and local laws to the extent that they prevent competition in the provisioning of any telecommunications service. The Communications Act imposes a variety of duties on carriers providing local telephone services, including competitive carriers such as us, to promote competition in the provisioning of these services. These duties include requirements for local carriers to:

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

Incumbent carriers, which are telephone companies that held monopoly local telephone service franchises before the Telecommunications Act of 1996, or their successors in interest, are subject to additional duties. These duties include obligations of incumbent carriers to:

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

Collectively, these requirements recognize that local telephone service competition depends on cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services.

FCC rules define the scope of the facilities that incumbent carriers must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops in all areas, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent carriers are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies are not required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at prices significantly higher than TELRIC.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us regarding terms for interconnection, colocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis. Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law. The initial terms of many of our interconnection agreements with AT&T, Fairpoint and Verizon have expired; however, each of our expired agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. New agreements could result in less favorable rates, terms and conditions than our prior agreements.

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

Internet Protocol-Enabled Services. The FCC has classified cable modem services offered by cable companies and broadband Internet services offered by ILECs as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as “information services,” which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Nonetheless, the FCC has asserted “ancillary jurisdiction” to impose certain types of regulation on information services, as discussed further under “Network Management and Internet Neutrality”, below.

The current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service”. The FCC has, however, issued a series of rulings addressing aspects of the regulatory treatment of interconnected VoIP service, so that VoIP services that interconnect with the PSTN are now subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others. The FCC also ruled that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application, and others like it, are interstate services subject only to federal regulation. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues involved, including IP to IP interconnection.  While the FCC states an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, questions are asked regarding under what legal framework these interconnection arrangements should proceed, which creates some potential uncertainty regarding whether these arrangements will be economic.

Intercarrier Compensation. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing carriers' access rates. Under the FCC's November 2011 order, a uniform bill-and-keep framework for both intrastate and interstate access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules will be phased in over a multi-year transition. By July 2013, all local carriers' intrastate tariffed access charges must be no higher than their interstate access charges. Since, under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, the net effect of these rules will be to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which have been consolidated in the United States Court of Appeals for the Tenth Circuit. The outcome of these petitions is unpredictable.

Special Access. Special access is a service offered by incumbent carriers that provides for use of dedicated transmission facilities or private lines by wireline and wireless telecommunications carriers, Internet-based service providers and large enterprise end-users. We rely on the purchase of special access services for “last mile” access to many of our customers' locations. As a result, the price of special access services has a major effect on our ability to price our retail offerings to meet our gross margin expectations while remaining competitively priced in the retail market. Incremental increases in the prices of special access services will exert pressure on our gross margins. Since special access services are not subject to the unbundling requirements of the Communications Act, the prices for special access services have not been directly affected by the FCC's modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access services, we could face increased prices for special access services given the limited alternative means of last mile access in some larger central offices resulting from application of the current unbundling rules.

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in particular metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In addition, the FCC has granted petitions by the incumbent carriers for forbearance from any regulation of some special access services, including packet-switched services such as Ethernet, and optical carrier services such as OC-3 and higher-capacity services. These services are not subject to any price regulations and are provided by incumbent carriers solely under contracts, which as noted above may contain minimum revenue commitments and other restrictive terms.

As a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired. AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are delivered over special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

The FCC currently is considering whether and how to reform its special access rules. In 2012, the FCC suspended consideration of new petitions for metropolitan area pricing flexibility by incumbent carriers, but this decision does not affect previously approved pricing flexibility. The FCC also announced a project to gather extensive data concerning the special access market to allow it to formulate new pricing rules, but this project is likely to take considerable time to complete. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Universal Service. The Communications Act and the FCC's rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers. Providers are permitted to pass through a specified percentage of their USF contribution assessment to their customers in a manner consistent with FCC billing regulations. The FCC is considering a number of proposed changes to the method of assessing these USF contributions, but we cannot predict when it may reach a decision or what types of changes may be adopted.

In December 2012, the FCC adopted an order clarifying its USF contribution rules that adversely affects companies like us that use special access services purchased from incumbent carriers to provide broadband Internet access to our customers. The FCC stated that in these cases, the incumbent carrier must pay a USF contribution on its special access revenues, which these carriers as a matter of course pass through to the special access customer. This in turn increases our cost of purchasing special access service and using it as an input in providing broadband Internet services. However, we must compete against broadband Internet access services provided by incumbent carriers and cable television companies, among others, which are not subject to USF contribution requirements and therefore do not incur this added cost. Several companies have petitioned for FCC reconsideration or judicial review of this decision, but we cannot predict whether these petitions will be successful or when they may be decided.

In November 2011, the FCC adopted extensive revisions to its high-cost support USF program, which largely subsidizes the provision of local telephone service by incumbent carriers in rural areas. Under the new program, it should be difficult for incumbent carriers to receive subsidies for services provided in competition with unsubsidized providers like us, although we cannot be certain that this will never occur. It is also possible, under certain conditions, for competitive providers like us to seek subsidies for constructing and operating broadband Internet access facilities in rural areas. However, we cannot predict whether provision of broadband services in such rural areas will be economically practicable, even with potential subsidies.

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

Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet, stating that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices that, among other things, require public disclosure of network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. These rules have taken effect but are currently being challenged in court. It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Forbearance. The Communications Act provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by CenturyLink (formerly Qwest) seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC's dominant carrier regulations require CenturyLink, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Since being granted relief by the FCC, CenturyLink has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area.

Since 2007, the FCC has denied a series of petitions by CenturyLink and Verizon seeking similar forbearance from dominant carrier regulation in particular metropolitan areas. Most recently, the FCC in a June 2010 denying a CenturyLink petition for relief in Phoenix set forth specific thresholds and analytical frameworks that must be met for grant of such petitions. That FCC decision was affirmed by a court of appeals. If the FCC grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

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

State Regulation

We are subject to various state laws and regulations. Most state PUCs require providers such as us to obtain certificates of authority from the commission before offering communications services between points within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements and contribute to state USF, E911 and other funds, and pay other taxes, fees and surcharges where applicable. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier's failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. PUCs or third parties may raise issues with regard to our compliance with applicable laws or regulations.

We have authority to offer intrastate long distance services in all 50 U.S. states, and have authority to offer local telephone services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, by using incumbent carriers' network elements and our own local switching facilities.

State PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. State PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when requested by one of the parties. Under the Telecommunications Act, the decisions of state PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of PUCs and the extent to which the commissions will adopt policies that promote local telephone service competition.

States also regulate in part the intrastate carrier access services of carriers such as us. As an interexchange carrier (“IXC”), we are required to pay intrastate access charges to local exchange carriers when they originate or terminate our intrastate long distance traffic. As a CLEC, we charge IXCs intrastate access charges for the origination and termination services we provide to them. Under the FCC's November 2011 order, state commissions will have oversight of the intrastate access charge transition process to ensure that carriers comply with the FCC's timing and required reductions. States will continue to review intrastate switched access tariffs, as well as interconnection agreements and associated reciprocal compensation rates to ensure compliance with the FCC's intercarrier compensation framework and transition. States will also have responsibility for determining the network “edge” for purposes of bill-and-keep. What these proceedings may entail or to what extent requirements arising from such proceedings will affect our operations is unclear.

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

Consumer Protection. Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission (“FTC”) and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices.

Proprietary Rights

Our EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC trademarks are valuable assets to our business, and are registered trademarks in the United States. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage. From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

As of January 31, 2013, we had 3,034 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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
Risks Related to Our Strategy

We may not be able to execute our strategy to be an IT services company for small and medium-sized businesses with IT and network security needs, which could adversely affect our results of operations and cash flows.

Our strategy for growth is for EarthLink to serve as an IT services company for small and medium-sized businesses with IT and network security needs. We believe IT services is an emerging market with significant opportunity for growth. We are investing capital to extend our core fiber IP network, expand our IT services footprint with additional data centers and launch a next generation cloud hosting platform. We are also investing in the personnel to support this strategy. We are focused on growing our IT services revenues through new and existing channels, leveraging distribution channels, increasing brand awareness and positioning our business to take advantage of important trends in these markets. At the same time we are accelerating investments in IT services, we are decreasing investments in legacy products, which makes us more reliant on the IT services market.

There can be no assurance that our strategy will be successful. The market for IT services is relatively new and continues to evolve. While we believe our expertise, investments in infrastructure and breadth of services provides us with a strong foundation to compete, if we do not have sufficient customer demand to support our new services, our financial results may be harmed. Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to develop an effective sales model for this strategy, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services. To date the sales cycle for these services has been slower than our traditional communications products. If the market for these services fails to grow or continues to grow more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely affect our results of operations and cash flows.

We may not be able to grow revenues from our evolving Business Services product portfolio to offset declining revenues from our legacy Business Services products and from our Consumer Services segment, which could adversely affect our results of operations and cash flows.

Revenues from our legacy products and services have been declining and we expect these revenues to continue to decline. Specifically, our legacy Business Services revenues, including traditional voice, lower-end broadband and web hosting, have been declining due to economic, competitive, technological and regulatory developments. Additionally, our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access and competitive pressures in the industry. We believe our growth products are IT services, MPLS and hosted voice, and we are focused on growing revenues by selling these services to new and existing customers. However, we may not be successful in our efforts to increase revenues generated from our growth products to offset the revenue declines in our legacy products. If we are unable to successfully implement our strategy to counteract these declining revenues or if revenue growth takes longer than expected, it could adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to develop the optimal sales model necessary to implement our business strategy.

Our ability to execute our growth strategy depends largely on our ability to develop the optimal sales model appropriate for our changing product portfolio, including our ability to identify the appropriate geographic markets to develop, to employ key sales and technical personnel and to engage productive indirect channel partners to execute that model. The shift in our strategic product portfolio requires continued change and improvements in marketing, sales and operational practices. To be successful, we must define the optimal sales model for getting our products to market. In addition, our ability to achieve growth in revenue will depend, in large part, on our success in effectively retaining and attracting skilled sales and support personnel. Finally, as we increase sales efforts through indirect channel partners, we are more reliant on third parties and have less control over the sales process for our products and services. If we are not successful in developing the optimal sales model or hiring, training, retaining and motivating employees, or if our current or future employees perform poorly, growth in the sales of our services and products may not materialize and our business will suffer.

We may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences.

We have completed two major acquisitions and several smaller acquisitions since December 2010, including our acquisitions of ITC^DeltaCom, One Communications and STS Telecom. Our management has been and continues to be involved in integrating these acquisitions into our business. Our ability to achieve the benefits of acquisitions depends in part on the successful integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. The challenges and risks involved in the integration of our acquired businesses, as well as any future businesses that we may acquire, include:

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

We are currently integrating our operating support system and certain billing systems. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. There are numerous critical deliverables to enable a successful launch, including: completion of systems development and testing, training for employees and careful process documentation. We believe the current operating support systems and processes are impacting sales productivity and effectiveness due to the significant degree of manual processing for quoting, sales order creation and service delivery processes which is more time consuming and prone to error than automated processing.

We may not realize anticipated synergies, cost savings, growth opportunities and operational efficiencies from our acquisitions, or the anticipated benefits may take longer or present greater costs to realize than expected. In addition, the failure to integrate our operating support and billing systems successfully or delay of integration could adversely affect our ability to implement our business plans. The occurrence or continuation of any of these risks could adversely affect our business, results of operations, financial condition and cash flows.

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

We have an operating framework that includes a disciplined focus on operational efficiency. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with trends in revenues for our non-strategic products. If we do not recognize the anticipated benefits of our cost reduction opportunities in a timely manner, our results of operations and cash flows will decline. Additionally, we are incurring increased costs related to our Business Services growth strategy, such as our recent investments in our network and data centers and increased sales and marketing. If the increased costs required to support our revenue growth turn out to be greater than anticipated, or our resulting revenues lower than expected, we may be unable to improve our results of operations and/or cash flows.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

In January 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some office closings. We decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which also resulted in a small number of position eliminations. We will continue to evaluate our business, which may result in restructuring activities or changes in estimates to amounts previously recorded. We may choose to divest certain business operations based on our management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of the value of purchased assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits. Engaging in further restructuring activities could result in additional charges and costs, including facility exit and restructuring costs, and could adversely affect our business, financial position, results of operations and cash flows.

Unfavorable general economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forego purchases of our products and services, especially our IT services. Many of our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. Unfavorable general economic conditions could cause business customers to reduce technology spending, which could negatively impact sales of our growth services. In addition, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise adversely affect our business, financial position, results of operations and cash flows.

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

We expect to continue to evaluate and consider potential strategic transactions in order to grow our business. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction, or that we will identify appropriate transactions on terms acceptable to us. Future acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance, employee benefit costs, retention costs for executive officers and key employees, asset impairment charges, integration costs, charges from the elimination of duplicative facilities and contracts, unexpected liabilities, legal, accounting and financial advisory fees. Adverse capital markets conditions could also negatively impact our ability to make acquisitions. Additionally, future acquisitions may result in the dilutive issuances of equity securities, use of our cash resources, incurrence of debt or contingent liabilities, amortization expense related to acquired definite-lived intangible assets or the potential impairment of amounts capitalized as intangible assets, including goodwill. Any of these items could adversely affect our business, financial condition, results of operations and cash flows.

We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. Completion of certain acquisition transactions are conditioned upon, among other things, the receipt of government approvals, including from the Federal Communications Commission (“FCC”) and certain state public utility commissions. Failure to complete a pending transaction would prevent us from realizing the anticipated benefits. We would also remain liable for significant transaction costs, including legal and accounting fees, whether or not the transaction is completed. We may also face increased market risks due to delays in completing transactions due to the need to receive these approvals. In addition, the market price of our common stock may reflect a market assumption as to whether the transaction will occur. Consequently, the completion of, or a failure to complete, a transaction could result in a significant change in the market price of our common stock.

Risks Related to Our Business Services Segment

We face significant competition in the communications and IT services industry that could reduce our profitability.

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers (“ILECs”), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive telecommunications companies (“CLECs”), such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Communications; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

The IT services industry is also highly competitive. These markets are highly fragmented and evolving. Competitors range in size from small, local independent firms to very large telecommunications companies, hardware manufacturers and system integrators. We compete directly or indirectly with telecommunications companies such as AT&T, CenturyLink, Level 3 and Verizon; system integrators such as Accenture, CSC, Hewlett-Packard and IBM; managed hosting and cloud providers such as Amazon Web Services, Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc. and Web.com Group, Inc.; and managed security companies such as Perimeter eSecurity and Dell Secure Works.

We believe the primary competitive factors in the communications and IT services industries include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

Competition could adversely impact us in several ways, including: (i) the loss of customers and resulting revenue; (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services; (iii) reduced traffic on our networks; (iv) the need to expend substantial time or money on new capital improvement projects; and (v) the need to lower prices or increase marketing expenses to remain competitive.

Decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services, including special access services, and leasing network facilities from AT&T, CenturyLink, Verizon and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the impact of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility to incumbents for their special access services in many areas. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. Most recently, in November 2012 AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. In addition, the FCC has established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of the incumbents or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. If the FCC adopts rules that do not protect our ability to purchase these services at reasonable prices on non-discriminatory terms as compared to our competitors, our business could be adversely affected.

If we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. Federal law requires these carriers to negotiate the terms of interconnection agreements with us in good faith, but if such negotiations are unsuccessful, we may be forced into an expensive arbitration proceeding before state PUCs, with an uncertain outcome. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange agreements with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services (in commercial agreements or by regulatory petition or otherwise) also would harm our ability to provide local telephone services. For example, Verizon's recent efforts to accelerate replacement of copper with fiber in certain parts of New York and New Jersey affected by Hurricane Sandy could result in increased costs to provide services in these areas or in other areas where the ILECs may seek to replace coper with fiber.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. In late 2011, the FCC adopted policy changes that over time are reducing carriers' access rates. These rules significantly alter the manner in which all carriers, including carriers that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic. These rules have generally reduced the rates that we pay for our access services. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services.

We may experience reductions in switched access and reciprocal compensation revenue.

We may experience declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. In late 2011, the FCC adopted policy changes that over time are reducing carriers' access rates. In July 2012, we modified our applicable state access tariffs and billing to implement the FCC's required reduction in intrastate access charges. These rules have resulted in a loss of revenues and an increase in our volume of carrier disputes, and we expect this to continue. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

We must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties to obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations.

We generate wholesale revenue from the sale of transmission capacity to other telecommunications carriers and have substantial business relationships with several large telecommunications carriers for whom we provide services. Replacing this wholesale revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our wholesale revenues and results of operations could be adversely affected.

We obtain a majority of our network equipment and software from a limited number of third-party suppliers.

We obtain the majority of our network equipment and software from a limited number of third-party suppliers. We also rely on these suppliers for technical support and assistance. If any of these relationships is terminated or if the third-party suppliers were to otherwise fail to provide necessary equipment and software, our ability to efficiently maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired.

Work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers.

To offer voice and data services , we must interconnect our network with the networks of the incumbent carriers. We place a significant amount of reliance on these carriers to provide these connections promptly after we place the order, so that we can complete the provisioning of services for our customers. Work stoppages experienced by AT&T Inc.,Verizon Communications, Inc. or any other carrier on which we rely, whether due to labor disputes or other matters, could adversely affect our business through unanticipated delays in the delivery of services purchased to our customers and increased prices to source purchases through alternative vendors, and ultimately could result in cancellation of pending orders. Additionally, work stoppages could result in delays in scheduled or necessary maintenance events in response to trouble tickets or outages on our vendor's networks for existing customer services or for services that we purchase from them for our own needs. Any such disruption could have an adverse effect on our business, our results of operations and cash flows.

Risks Related to Our Consumer Services Segment

Our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations.

A significant number of our new consumer subscribers are generated through our agreements with Time Warner Cable and Bright House Networks, Dish Network and other strategic alliances. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. Our agreement with Time Warner Cable and Bright House Networks expires in October 2013. Our agreement with Dish Network operates on an annual renewal basis and expires in August 2013. There are no assurances we will be able to renew these agreements or other strategic alliances as they expire or otherwise terminate, or that we will receive the same benefits as we do today if the agreements are extended. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to add new customers, which could, in turn, have a material adverse effect on us. In addition, there is no commitment for Time Warner Cable and Bright House Networks and other partners to provide us with new customers and these partners may market their own services rather than ours. We have experienced a decrease in new consumer subscribers as a result of decreased marketing efforts of some of our partners. Further decreases in the number of new consumer subscribers generated through these relationships could adversely affect our results of operations.

Our consumer business is dependent on the availability of third-party network service providers.

Our consumer business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Our largest providers of broadband connectivity are AT&T, Bright House Networks, CenturyLink, Comcast Corporation, MegaPath, Time Warner Cable and Verizon. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services.Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase narrowband services from certain regional and local providers. Level 3 is planning on decommissioning its managed modem network at the end of 2013 and we will have to transition customers to other narrowband providers.

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

We face significant competition in the Internet access industry that could reduce our profitability.

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; social networking companies, such as Facebook; and satellite and fixed wireless service providers. In addition, technologies such as 4G, Ethernet or other alternatives to network access, have products or services that compete with ours. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising.

We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Current and potential competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner Cable and Bright House Networks.

Competition could adversely impact us in several ways, including: (i) the loss of customers and resulting revenue; (ii) the possibility of customers shifting to less profitable services; (iii) the need to lower prices of our services; and (iv) the need to increase marketing expenses or other operating costs to remain competitive. We experience pricing pressures for our consumer access services, particularly our consumer broadband services, due to competition, volume-based pricing and other factors. Many providers have reduced and may continue to reduce the retail price of their Internet access services to maintain or increase their market share, which could cause us to reduce, or prevent us from raising, our prices. We may encounter further market pressures to: migrate existing customers to lower-priced service offerings; restructure service offerings to offer more value; reduce prices; and respond to particular short-term, market-specific situations, such as special introductory pricing or new product or service offerings. Any of the above could adversely affect our revenues and profitability.

The continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations.

During the year ended December 31, 2012, our average consumer access subscribers decreased from 1.5 million to 1.2 million. Our consumer access subscriber base and revenues have been declining due to continued maturation of the market for Internet access and competitive pressures in the industry. We expect our consumer access subscriber base and revenues to continue to decline, which will adversely affect our profitability and results of operations. In addition, we have done, and expect to continue to do, targeted price increases, which could negatively impact our churn rates. Our strategy for consumer access subscribers is to engage in limited sales and marketing efforts and focus instead on retaining customers and adding customers that are more likely to produce an acceptable rate of return. If we do not maintain our relationships with current customers or acquire new customers, our revenues will decline and our profitability will be adversely affected.

Changes in the mix of our consumer access subscriber base, from narrowband access to broadband access, have also negatively affected our consumer access profitability. Our consumer broadband access services have lower gross margins due to the higher costs associated with delivering broadband services. Our ability to provide these services profitably is dependent upon cost-effectively purchasing wholesale broadband access and managing the costs associated with delivering broadband services. While we continuously evaluate cost reduction opportunities associated with the delivery of broadband access services, our overall profitability will be adversely affected if we are unable to continue to manage and reduce costs associated with the delivery of broadband services. In addition, we will not be able to reduce costs proportional to our revenue declines over time.

Potential regulation of Internet service providers could adversely affect our operations.

Narrowband. Our Internet access services are not currently subject to substantial regulation by the FCC or state public utilities commissions. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of any regulations, the imposition of such regulations could have a material adverse effect on our business and the profitability of our services. Currently, narrowband Internet access is classified as an “information service” and is not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Any change to these rules that would apply per-minute carrier access charges to dial-up Internet access traffic could significantly impact our costs for this service. While Internet traffic is not subject to the FCC's carrier access charge regime, intercarrier compensation for dial-up ISP bound traffic is regulated by the FCC. The FCC has established a uniform, nationwide rate for ISP-bound traffic.

Broadband. Broadband Internet access is also currently classified as an “information service.” While current policy exempts broadband access services from the Universal Service Fund ("USF"), the Congress and FCC may consider expanding the USF to include broadband Internet access services. This change could allow broadband service providers to receive a subsidy for deploying broadband in rural and underserved areas, but it will most likely require broadband service providers to contribute to the fund as well. If broadband Internet access providers become subject to USF contribution obligations, they would likely impose a USF surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to our customers, which could adversely affect customer satisfaction and have an adverse impact on our revenues and profitability.

VoIP. The current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service”. Classifying VoIP as a telecommunications service could require us to obtain a telecommunications license for VoIP services. However, under FCC rules, our VoIP services are required to comply with many of the same regulatory obligations, including payment of fees, as legacy telephone services. Also, under rules adopted by the FCC in November 2011, VoIP services are now subject to a modified interstate access charge regime, although the rules provide for these charges to be phased out over a period of several years. In addition, our E911 emergency service for our VoIP services is different in significant respects from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need. VoIP providers are not currently protected by legislation, so any resulting liability could be substantial.

General Risks

If we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations.

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

From time to time third parties have alleged that we infringe on their intellectual property rights and we expect to continue to be subject to such claims. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. Some of the largest communications providers, such as AT&T, Sprint Nextel and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. While we have been subject to these disputes in the past, the number has increased since our acquisitions of ITC^DeltaCom and One Communications. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Defending against disputes, litigation or other legal proceedings, whether or not meritorious, may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations.

We may not be able to protect our intellectual property.

We regard our trademarks, including EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC, as valuable assets to our business. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our results of operations.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

Our business depends on our ability to hire and retain key executive officers, senior management, sales and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business into an IT services company. There is substantial and continuous competition for highly skilled sales and IT personnel. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty resulting from integration changes or a desire not to remain with us following a merger transaction or a restructuring.  Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

Our business depends on effective business support systems and processes.

Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to acquisitions, growth and changing needs is important to the continued implementation of our business strategy.   In addition, as our consumer business continues to decline, we are more dependent on fewer individuals to maintain our internal consumer business systems. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions and the diversion of development resources.

Privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. We strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies. However, any failure or perceived failure to comply with these laws, regulations or policies may result in proceedings or actions against us by government entities or others, which could have an adverse effect on our business.

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

Cyber security breaches could harm our business.
The services we offer involve the storage and transmission of customers' proprietary information and cyber security breaches expose us to a risk of unauthorized access to this information. The risk that a security breach could seriously harm our business is likely to increase as we expand our cloud and IT solutions business. We are regularly subject to cyber security attacks and are also subject to employee error or malfeasance or other disruptions, although no attack or other disruption has had material consequences to date. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to use significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. A material security breach could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business, including our strategy to serve as an IT services company for small and medium-sized businesses with IT and network security needs, may be adversely affected.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our success depends on our ability to provide reliable service. Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. We have experienced interruptions in service in the past due to factors such as vulnerabilities in equipment, configuration, design and operating procedures. We also experience interruptions due to cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers.  We may experience service interruptions or system failures in the future. We are investing significant capital to enhance, expand and increase the reliability of our network, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, financial position, results of operations and cash flows.

Government regulations could adversely affect our business or force us to change our business practices.

Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business. Changes in regulations or in governing legislation, such as the Telecommunications Act of 1996, could have a significant effect on our business, particularly if the change impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

Failure to make proper payments for federal USF assessments, FCC regulatory fees or other amounts mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely affect our results of operations and cause our business to suffer.

Regulatory audits have in the past, and could in the future, result in increased costs.

We are subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on USF assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable. During the second quarter of 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments. Calculation of payments due with respect to these matters can be complex and subject to differences in interpretation. As a result, these audits could result in liabilities in excess of such reserves which could adversely affect our results of operations.

Our business may suffer if third parties are unable to provide services or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of certain third-party service providers. Specifically, we rely on third parties for customer service and technical support, web hosting services, certain billing and collection services and E911 service for our VoIP services. Our Consumer Services segment relies primarily on one customer service and technical support vendor. We may have to increase the price we pay or find a new supplier, which could impact our customers' experience and increase churn. We are not currently equipped to provide the necessary range of service and support functions in the event that any of our service providers become unable or unwilling to offer these services to us. Our outsourced customer support providers utilize international locations to provide us with customer service and technical support services, and as a result, our customer support providers may become subject to financial, economic, environmental and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer service and technical support services. In addition, our VoIP services, including our E911 service, depend on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.

We may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.

As of December 31, 2012, we had approximately $379.4 million of goodwill and $214.7 million of other intangible assets. Of the goodwill, $290.5 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. The estimated fair value of our Business Services reporting unit exceeded its carrying value by approximately 3% in our fiscal 2012 goodwill impairment test. Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future.

As of December 31, 2012, we had approximately $493.6 million of tax net operating losses for federal income tax purposes and approximately $786.4 million of tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2019 and the tax net operating losses for state income tax purposes began to expire in 2012.

Our future income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, including the realizability of these assets, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

An “ownership change” that occurs during a “testing period” (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate. In general, future stock transactions and the timing of such transactions could cause an “ownership change” for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control. Calculations of an “ownership change” under Section 382 are complex and to some extent are dependent on information that is not publicly available. The risk of an “ownership change” occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/or current five percent stockholders increase their interest. Due to this risk, we monitor our purchases of additional shares of our common stock. Since an “ownership change” also could result from a change in control of our company, with subsequent annual limitations on the use of our net operating losses, this could discourage a change in control.

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

As of December 31, 2012, we had $592.3 million outstanding principal amount of debt, which consisted of $292.3 million outstanding principal amount of ITC^DeltaCom's 10.5% senior secured notes due 2016 (the “ITC^DeltaCom Notes”) and $300.0 million outstanding principal amount of EarthLink's 8.875% senior notes due 2019 (the “Senior Notes”). We also have an additional $150.0 million of unutilized capacity under our senior secured revolving credit facility and we may incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

Our ability to make payments on our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

We may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all.

We may require substantial capital to maintain, upgrade and enhance our network facilities and operations, including fiber network expansion and investment in our nationwide data center footprint. We expect to incur capital expenditures of approximately $140.0 million to $155.0 million in 2013. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. While we have historically funded capital expenditures from cash generated by operations, we may be required to raise additional capital.

We may raise additional funds to refinance existing indebtedness such as the ITC^DeltaCom Notes. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time we desire to obtain such funding. If we are unable to obtain additional capital when desired, we may not be able to pursue our growth strategy, refinance indebtedness or lower surrounding costs and our business could suffer.

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

Our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness.

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

The payment of future quarterly dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements, investment opportunities and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including funding for acquisitions, capital expenditures and working capital, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. In addition, the agreements governing our Senior Notes and our senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. There can be no assurance that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

Provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. These provisions, among other things, limit the right of stockholders to call special meetings of stockholders and authorize the Board of Directors to issue preferred stock in one or more series without any action on the part of stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change control of the company. These provisions that inhibit or discourage takeover attempts could reduce the market value of our common stock.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2024. We believe our facilities are suitable and adequate for our business operations.
Office space.    Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 76,000 square feet under a lease that will expire in 2014. Our other main facilities for corporate offices include 53,000 square feet in Vancouver, Washington under a lease that will expire in 2013, 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018, 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2016, 75,000 square feet in Burlington, Massachusetts under a lease that will expire in 2019 and 71,000 square feet in Rochester, New York under a lease that will expire in 2022. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama.
Data centers.    We operate four data centers. We own a data center facility in Atlanta, Georgia and we lease data center facilities in Marlboro, Massachusetts; Rochester, New York; and Columbia, South Carolina. We are currently building out four new leased data centers in San Jose, California; Chicago, Illinois; Dallas, Texas; and Miami, Florida, with expected completion of all data centers by the third quarter of 2013.
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

	EarthLink, Inc.
	High	Low
Year Ended December 31, 2011
First Quarter	$8.95	$7.73
Second Quarter	8.40	7.35
Third Quarter	8.18	6.52
Fourth Quarter	7.35	5.97
Year Ending December 31, 2012
First Quarter	$8.22	$6.42
Second Quarter	8.59	7.16
Third Quarter	7.62	5.94
Fourth Quarter	7.36	6.11
The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2013 was $6.80 per share.
Holders
There were 1,551 holders of record of our common stock on January 31, 2013.
Dividends
Prior to 2009, we had never declared or paid cash dividends on our common stock. During 2009, we began paying quarterly cash dividends. During the years ended December 31, 2009, 2010, 2011 and 2012, cash dividends declared were $0.28, $0.62, $0.20 and $0.20 per common share, respectively, and total dividend payments were $30.0 million, $67.5 million, $22.9 million and $21.1 million, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Notes and our senior secured revolving credit facility contain restrictions on the amount of dividends we can pay.

Performance Graph
The following indexed line graph indicates our total return to stockholders from December 31, 2007 to December 31, 2012, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2007 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
EarthLink, Inc.	$100	$95.62	$121.53	$135.06	$103.99	$107.33
Russell 2000 Index	100	65.2	81.64	102.3	96.72	110.88
NASDAQ Telecomm Index	100	57.02	84.52	87.84	76.75	78.29

Share Repurchases
The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2012 are as follows:

2012	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	469	$6.98	469	$82,686
November 1 through November 30	1,418	6.47	1,418	73,511
December 1 through December 31	—	—	—	73,511
Total	1,887		1,887
_______________________________________________________________________________

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

	Year Ended December 31,
	2008	2009	2010 (1)	2011 (1)	2012
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$955,577	$723,729	$622,212	$1,314,104	$1,348,977
Operating costs and expenses (2)(3)	790,970	541,571	460,519	1,188,995	1,280,972
Income from operations	164,607	182,158	161,693	125,109	68,005
Income from continuing operations (4)	187,090	287,118	81,480	34,567	7,520
Loss from discontinued operations (5)	(8,506)	—	—	—	—
Net income	178,584	287,118	81,480	34,567	7,520
Basic net income per share
Continuing operations	$1.71	$2.69	$0.75	$0.32	$0.07
Discontinued operations	(0.08)	—	—	—	—
Basic net income per share	$1.63	$2.69	$0.75	$0.32	$0.07
Diluted net income per share
Continuing operations	$1.68	$2.66	$0.74	$0.32	$0.07
Discontinued operations	(0.08)	—	—	—	—
Diluted net income per share	$1.61	$2.66	$0.74	$0.32	$0.07

Basic weighted average common shares outstanding	109,531	106,909	108,057	108,098	105,221
Diluted weighted average common shares outstanding	111,051	108,084	109,468	108,949	105,983

Cash dividends declared per common share	$—	$0.28	$0.62	$0.20	$0.20

Cash flow data:
Cash provided by operating activities	230,612	208,622	154,449	146,234	191,055
Cash provided by (used in) investing activities	107,124	(37,121)	(454,193)	141,594	(163,836)
Cash used in financing activities	(24,999)	(47,070)	(68,299)	(318,997)	(81,381)

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$486,564	$610,995	$242,952	$211,783	$157,621
Investments in marketable securities	47,809	84,966	320,118	29,607	46,851
Cash and marketable securities	534,373	695,961	563,070	241,390	204,472
Total assets	845,866	1,074,618	1,523,918	1,680,451	1,599,410
Long-term debt, including long-term portion of capital leases (6)	219,733	232,248	594,320	653,765	614,890
Total liabilities	359,391	340,594	766,050	927,307	880,606
Accumulated deficit	(1,016,833)	(729,715)	(648,235)	(613,668)	(606,148)
Stockholders' equity	486,475	734,024	757,868	753,144	718,804
_______________________________________________________________________________

(1)
On December 8, 2010, we acquired ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S. On April 1, 2011, we acquired One Communications, a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. The results of operations of ITC^DeltaCom and One Communications have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by these acquisitions and, to a lesser extent, by other smaller acquisitions completed during the year ended December 31, 2011.

(2)
Operating costs and expenses for the years ended December 31, 2008, 2009 and 2010 include non-cash impairment charges of $78.7 million, $24.1 million and $1.7 million, respectively, related to goodwill and certain intangible assets of New Edge Holding Company in our Business Services segment. During 2008 and 2009, we concluded the carrying value of these assets were impaired in conjunction with our annual tests of goodwill and intangible assets deemed to have indefinite lives. During 2010, we decided to re-brand the New Edge name as EarthLink Business and wrote off our New Edge trade name.

(3)
Operating costs and expenses for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 include restructuring, acquisition and integration-related costs of $9.1 million, $5.6 million, $22.4 million, $32.1 million and $18.2 million, respectively.

(4)
During the years ended December 31, 2008 and 2009, we recorded income tax benefits in the Statement of Comprehensive Income of approximately $56.1 million and $198.8 million, respectively, from releases of our valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in the future.

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

(6)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016, EarthLink's 87/8% Senior Notes due 2019, and EarthLink's convertible senior notes due November 15, 2026. In December 2010, we assumed the ITC^DeltaCom Notes in our acquisition of ITC^DeltaCom. In May 2011, we issued $300.0 million aggregate principal amount of 87/8% Senior Notes due May 15, 2019. In November 2011, we redeemed our convertible senior notes. In December 2012, we redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following MD&A should be read in conjunction with audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this MD&A are forward-looking statements. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 7. MD&A is presented in the following sections:

•Overview
•Consolidated Results of Operations
•Segment Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures
•Cautionary Note Regarding Factors That May Affect Future Results

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 28,800 route miles of fiber, 90 metro fiber rings and enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

Acquisitions

During 2010 and early 2011, we entered into two transactions that transformed our business from being primarily an ISP to residential customers into a network and communications provider for business customers. During 2011, we also entered into other strategic transactions in order to complement our business services and expand our IT services portfolio. We believe these transactions further established EarthLink as a leading network, communications and IT services provider.  The following is a summary of our transactions:

•	In December 2010, we completed the acquisition of ITC^DeltaCom, Inc. (“ITC^DeltaCom”), a provider of integrated communications services to customers in the southeastern United States.

•	In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of sophisticated Voice-over-Internet Protocol (“VoIP”) services.

•
In April 2011, we completed the acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States.

•	In May 2011, we acquired Logical Solutions.net, Inc. (“Logical Solutions”), a privately-held provider of cloud computing, hosted network and security services.

•	In July 2011, we acquired Business Vitals, LLC., a privately-held provider of national managed IT security and professional services.

•	In September 2011, we acquired the xDefenders assets of Synergy Global Solutions, Inc., a managed IT security provider.

•	In December 2011, we acquired an IT Solutions Center and application service from Synergy Global Solutions, Inc.

2012 Highlights

•
Total revenues were $1.3 billion, a 3% increase compared to the prior year, consisting of a $93.0 million increase in Business Services revenue and a $58.1 million decrease in Consumer Services revenue

•	Net income was $7.5 million, compared to net income of $34.6 million during the prior year

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) was $280.0 million, a decrease from $330.7 million in the prior year primarily due to a decrease in revenues for legacy services, offset by the inclusion of a full period of One Communications

•	Net cash provided by operating activities was $191.1 million, an increase from $146.2 million during the prior year

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) was $132.7 million , a decrease from $228.8 million in the prior year primarily due to the decrease in Adjusted EBITDA noted above and an increase in capital expenditures as we enhance and expand our network and invest in IT services

•
Net cash (used in) provided by investing activities was $(163.8) million during 2012 compared to $141.6 million in 2011, and cash used in financing activities was $81.4 million during 2012 compared to $319.0 million in 2011

•	Ending cash and marketable securities was $204.5 million, a decrease of $36.9 million

•	Redeemed $32.5 million of outstanding debt, repurchased 3.7 million shares of common stock for $25.4 million and paid $21.1 million of dividend payments to shareholders during the year

Business Strategy

Our business strategy is to continue our transformation into a nationwide provider of communications and IT services for the mid-market business customer. We believe IT services is an emerging market with significant opportunity for growth, and we are positioning EarthLink to be a trusted partner in the small and medium-sized enterprise marketplace for businesses with IT and network security needs. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers. We are currently investing capital to extend our core fiber IP network, expand our IT solutions footprint with additional data centers and launch a next generation cloud hosting platform.

•
Increase revenues from growth products and services. Revenues from our legacy products and services have been declining due to economic, competitive, technological and regulatory developments and we expect these revenues to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by migrating these customers to our growth products. We believe our growth products are MPLS, hosted voice and IT services. We are focused on growing revenues for these products by enhancing our sales force efforts and increasing brand awareness for our IT services. We are also focused on growing our wholesale services as we capitalize on unique fiber routes within our footprint.

•
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our broad communications and IT services portfolio and blend of access technologies for connectivity are key differentiators that can help us build long-term customer relationships. We bring these services together through our myLinkTM self-service customer control point where users can access all of their EarthLink Business services via one interface. We are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services.

•
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits. To date, we have functionally aligned employees across the organization, launched a nationwide product and IT services portfolio, implemented a common financial system and consolidated and integrated network operations centers, sales platforms and certain billing platforms. We are currently integrating our operating support system and certain other billing systems. We believe that our competitive positioning with current and existing customers will be strengthened by our ability to continue to successfully integrate past and other potential acquisitions.

•
Selectively pursue potential strategic acquisitions. We will continue to selectively evaluate and consider potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.

Challenges and Risks

The primary challenge we face in executing our business strategy to successfully transition into a national communications and IT services provider is to grow revenues from our evolving Business Services product portfolio on a timely basis to offset declining revenues from other Business Services products and from our Consumer Services segment. Contributing to this challenge are the following: providing products and services that meet changing customer needs on a timely and cost-effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives.  Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services.  The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a more detailed list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors referred to under “Risk Factors” in Item 1A of Part II and under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 7.

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
Legacy business services revenues. Our legacy business service revenues, specifically traditional voice services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. Churn has been improving, but the rate of new customer bookings of legacy products have not kept up with expectations. In addition, revenues have been adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. To counteract trends in our legacy Business Services revenues, we are focused on building long-term customer relationships, offering a diverse portfolio of IT services and investing in additional data centers, our fiber network and our next generation cloud services. We are also taking steps to lower the cost structure of our legacy Business Services. In January 2013, we decided to exit telecom systems sales after the first half of 2013, which was a low margin, non-recurring revenue stream. This will allow us to focus on our hosted VoIP products.
IT services. The industry for cloud, managed security and IT services is relatively new and continues to evolve. The IT services market is growing as security needs, compliance requirements and IT costs increase. IT services currently represents the smallest proportion of our Business Services revenues. However, we believe this represents a significant growth area for our business and there is opportunity for EarthLink to address this market nationally for small and medium-sized enterprises. As a result, we are taking steps to accelerate our transition into an IT services company. In January 2013, we restructured our sales organization to better meet the needs of the IT services market. Specifically, we are focusing on larger geographic markets where there are more customers with a propensity to buy IT services, increasing our efforts in Search Engine Marketing to drive leads for our inside sales force, increasing brand awareness for our IT services and adding additional technical talent in the field to support our IT services sales efforts.
Economic conditions. Many of our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.
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

Revenue Sources

Business Services. Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

Consumer Services. Our Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. We present our Consumer Services in two categories: (1) access services, which includes narrowband access services and broadband access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and equipment fees.

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of ITC^DeltaCom on December 8, 2010 and our acquisition of One Communications on April 1, 2011. The results of operations of ITC^DeltaCom and One Communications are included in our operating results beginning on the acquisition date. The following comparison of statement of operations data is also affected, to a lesser extent, by our other acquisitions and transactions completed during 2011 including STS Telecom, Logical Solutions and Business Vitals, LLC, among others.

The following table sets forth statement of operations data for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Revenues	$622,212	$1,314,104	$1,348,977
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	234,633	590,486	641,621
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	178,417	406,358	437,803
Depreciation and amortization	23,390	160,083	183,304
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Impairment of intangible assets	1,711	—	—
Total operating costs and expenses	460,519	1,188,995	1,280,972
Income from operations	161,693	125,109	68,005
Interest expense and other, net	(23,409)	(70,640)	(63,416)
Income before income taxes	138,284	54,469	4,589
Income tax (provision) benefit	(56,804)	(19,902)	2,931
Net income	$81,480	$34,567	$7,520

Revenues

The following table presents our revenues for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services
Retail services	$88,739	$760,158	$845,664	$671,419	757%	$85,506	11%
Wholesale services	36,792	136,224	151,910	99,432	270%	15,686	12%
Other	35,233	41,877	33,693	6,644	19%	(8,184)	(20)%
Total revenues	160,764	938,259	1,031,267	777,495	484%	93,008	10%
Consumer Services
Access services	403,174	323,998	269,533	(79,176)	(20)%	(54,465)	(17)%
Value-added services	58,274	51,847	48,177	(6,427)	(11)%	(3,670)	(7)%
Total revenues	461,448	375,845	317,710	(85,603)	(19)%	(58,135)	(15)%
Total revenues	$622,212	$1,314,104	$1,348,977	$691,892	111%	$34,873	3%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.

The following table presents the primary reasons for the changes in Business Services revenues for the years ended December 31, 2011 and 2012 compared to the prior years:

	2011 vs 2010	2012 vs 2011
	(in millions)
Due to acquisitions (a)	$785.4	$114.7
Due to IT services transactions and product launches (b)	5.7	12.3
Due to net favorable settlement and reserve adjustments (c)	—	9.4
Due to decline in legacy products (d)	(13.6)	(43.4)
Total change in Business Services revenues	$777.5	$93.0
______________

(a)	Increases due to the inclusion of revenues from DeltaCom beginning in December 2010 and One Communications beginning in April 2011.

(b)	Increase in revenues from our newer products due to IT Services transactions entered into during 2011 and new product launches over the past year to expand our IT services portfolio.

(c)	Increase due to $9.4 million in net favorable settlements and reserve adjustments during 2012.

(d)
Decrease due to decline in revenues for certain legacy products, including traditional voice and lower-end, single site broadband services. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services. Partially offsetting this was an increase in MPLS and hosted voice products, which we believe to be growth products.

We expect continued declines in revenues from traditional voice services and other legacy products, including a decline as a result of our decision to exit sales of legacy voice equipment after the first half of 2013, which will negatively impact Business Services revenues in 2013 by approximately $3.5 million. Business Services revenues will also be adversely impacted as a result of the rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products, competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we continue to emphasize our diverse portfolio of communications and IT services and are focused on growing our suite of IT services. As a result, we expect the mix of our retail Business Service revenues to change over time, from legacy services to IT services. We are also focused on growing our wholesale services as we capitalize on unique fiber routes within our footprint.

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

The decreases in consumer access revenues were due to decreases in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which were 1.8 million, 1.5 million and 1.2 million during the years ended December 31, 2010, 2011 and 2012, respectively.  Narrowband access comprised a larger portion of the average consumer access subscriber decreases as our consumer access subscriber base continues to shift towards broadband subscribers.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Slightly adding to the decrease in revenues during 2011 was a decrease in average revenue per subscriber due to an increase in promotional pricing. Slightly offsetting the decrease in revenues during 2012 was an increase in average revenue per subscriber due to targeted price increases implemented over the past year.
Our monthly consumer subscriber churn rates were 3.0%, 2.6% and 2.4% during the years ended December 31, 2010, 2011 and 2012, respectively, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base.
We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decelerate as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

Value-added services revenues. Value-added services revenues consist of revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues.  We derive these revenues from fees charged for ancillary services; fees generated through revenue sharing arrangements with online partners whose products and services can be accessed through our web properties, such as the Google™ search engine; and fees charged for advertising on our various web properties.

The decreases in value-added services revenues were due primarily to a decreases in search and advertising revenues resulting from the decline in total average consumer subscribers and decreases in revenues from our security and home networking services. Partially offsetting these decreases was an increase in revenues from our premium email only service, as customers migrate from their Internet access services to email only services.

Cost of revenues

The following table presents our cost of revenues for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services	$90,677	$473,004	$536,519	$382,327	422%	$63,515	13%
Consumer Services	143,956	117,482	105,102	(26,474)	(18)%	(12,380)	(11)%
Total cost of revenues	$234,633	$590,486	$641,621	$355,853	152%	$51,135	9%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the changes in Business Services cost of revenues for the years ended December 31, 2011 and 2012 compared to the prior year periods:

	2011 vs 2010	2012 vs 2011
	(in millions)
Due to acquisitions (a)	$388.7	$58.0
Due to increase in reserves for regulatory audits (b)	—	8.3
Due to IT services transactions and product launches (c)	2.0	8.3
Due to decline in legacy products (d)	(8.4)	(11.1)
Total change in Business Services cost of revenues	$382.3	$63.5
______________

(a)	Increases due to the inclusion of cost of revenues from DeltaCom beginning in December 2010 and One Communications beginning in April 2011.

(b)
Increase due to a charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments.

(c)	Increase due to IT Services transactions entered into during 2011 and new product launches in 2012 to expand our IT services portfolio.

(d)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting. Partially offsetting this was an increase in cost of revenue for MPLS and hosted voice products.

We expect continued declines in cost of revenues from traditional voice services and other legacy products, including a decline as a result of our decision to exit sales of legacy voice equipment after the first half of 2013, which will negatively impact Business Services cost of revenues in 2013 by approximately $2.2 million. However, Business Services cost of revenues will increase as we grow our IT services and other growth products.

Consumer Services

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc., Comcast Corporation, Megapath, Time Warner Cable and Verizon Communications, Inc. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware.

The decreases in Consumer Services cost of revenues during the years ended December 31, 2011 and 2012 compared to the prior years were primarily due to the declines in average consumer services subscribers. Also contributing was lower network expenses related to cost optimization efforts and more favorable rates with service certain service providers.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$178,417	$406,358	$437,803	$227,941	128%	$31,445	8%

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

The following table presents the primary reasons for the changes in selling, general and administrative expenses for the years ended December 31, 2011 and 2012 compared to the prior year periods:

	2011 vs 2010	2012 vs 2011
	(in millions)
Due to acquisitions (a)	$252.3	$43.3
Due to change in Business Services (b)	1.5	(4.0)
Due to decrease in Consumer Services (c)	(16.9)	(5.8)
Due to decrease in corporate operating expenses (d)	(9.0)	(2.1)
Total change in selling, general and administrative expenses	$227.9	$31.4
______________

(a)
Increases due to the inclusion of selling, general and administrative expenses from DeltaCom beginning in December 2010, One Communications beginning in April 2011 and STS Telecom beginning in March 2011.

(b)
Increase in 2011 Business Services selling, general and administrative expenses primarily due to increased expense related to our MPLS growth products, including commissions and personnel-related costs. Decrease in 2012 Business Services selling, general and administrative expenses primarily due to cost savings realized from workforce reductions and other synergies from integrating our businesses, offset by increased expense related to our growth products, including commissions and personnel-related costs, and an increase in tax expense related to a change in one-time benefits.

(c)
Decreases in Consumer Services selling, general and administrative expenses due to benefits as our overall consumer subscriber base has decreased and become longer tenured. Longer tenured customers have a lower frequency of non-payment and require less customer service and technical support. The decrease in 2011 primarily consisted of decreases in personnel-related costs, outsourced labor, advertising expense, bad debt and payment processing fees. The decrease in 2012 primarily consisted of decreases in personnel-related costs, stock-based compensation expense and billing and payment processing fees.

(d)
Decreases in corporate selling, general and administrative expenses due to cost savings realized from workforce reductions and other synergies. The decreases primarily consisted of personnel-related costs.

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

Depreciation and amortization

The following table presents our depreciation and amortization expense for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$17,645	$100,864	$112,628	$83,219	472%	$11,764	12%
Amortization expense	5,745	59,219	70,676	53,474	931%	11,457	19%
Total	$23,390	$160,083	$183,304	$136,693	584%	$23,221	15%

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

The following table presents the primary reasons for the changes in depreciation and amortization expense for the years ended December 31, 2011 and 2012 compared to the prior year periods:

	2011 vs 2010	2012 vs 2011
	(in millions)
Due to depreciation expense from acquisitions (a)	$80.5	$12.8
Due to amortization expense from acquisitions (b)	54.7	10.9
Due to other changes in depreciation expense (c)	2.7	(1.1)
Due to other changes in amortization expense (d)	(1.2)	0.6
Total change in depreciation and amortization expense	$136.7	$23.2
______________

(a)
Increases due to depreciation expense resulting from property and equipment obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011.

(b)
Increase due to amortization expense resulting from the definite-lived intangible assets obtained in the acquisitions of ITC^DeltaCom on December 8, 2010, One Communications on April 1, 2011 and STS Telecom on March 2, 2011.

(c)
Increase in depreciation expense in 2011 primarily due to an increase in capital expenditures, including customer acquisition costs and costs to maintain and enhance our network. Decrease in depreciation expense in 2012 primarily due to assets becoming fully depreciated over the past year.

(d)
Decrease in amortization expense in 2011 primarily due to definite-lived intangible assets becoming fully amortized over the past year. Increase in amortization expense in 2012 primarily due to a change in useful life for certain One Communications intangible assets, offset by definite-lived intangible assets becoming fully amortized over the past year.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,,
	2010	2011	2012
	(in thousands)
Facility exit and restructuring costs	$1,415	$278	$(153)
Acquisition and integration-related costs	20,953	31,790	18,397
Restructuring, acquisition and integration-related costs	$22,368	$32,068	$18,244

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

Facility exit and restructuring costs during the years ended December 31, 2010, 2011 and 2012 were primarily the result of changes to lease and sublease estimates in our exited facilities. We expect to incur future cash outflows of $4.3 million for real estate obligations through 2014.

Acquisition and integration-related costs. Acquisition and integration-related costs consist of costs related to our acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs; and 4) facility-related costs, such as lease termination and asset impairments. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income. Acquisition and integration-related costs consisted of the following during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Severance and retention costs	$5,047	$16,460	$6,067	$11,413	226%	$(10,393)	(63)%
Transaction-related costs	10,164	5,756	1,399	(4,408)	(43)%	(4,357)	(76)%
Costs to settle postcombination stock awards	5,742	—	—	(5,742)	(100)%	—	—%
Integration-related costs	—	4,044	10,452	4,044	100%	6,408	158%
Facility-related costs	—	5,530	479	5,530	100%	(5,051)	(91)%
Total acquisition and integration-related costs	$20,953	$31,790	$18,397	$10,837	52%	$(13,393)	(42)%

The increase in acquisition and integration-related costs during the year ended December 31, 2011 compared to the prior year was primarily due to certain up-front costs related to our acquisitions, such as severance costs incurred to eliminate duplicate positions and gain synergies, costs to integrate systems and costs to exit duplicate facilities. We incurred more costs during 2011 as the One Communications acquisition was transacted in April 2011. The decrease in acquisition and integration-related costs during the year ended December 31, 2012 compared to the prior year was primarily due to a decline in these costs, as our significant acquisitions were completed during 2010 and 2011. Partially offsetting the decrease was an increase in integration-related costs, as we incur costs to integrate operating support systems and networks.
In January 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce. We decided exit telecom systems sales early in 2013 to focus on our hosted VoIP platform for new voice customers, which also resulted in a small number of position eliminations. We will continue to evaluate our business, which may result in additional costs or changes in estimates to amounts previously recorded. We also expect to incur additional integration costs related to our our operating support system and certain billing system consolidations. Once the businesses are integrated, we expect to realize cost synergies from the combined businesses. However, we expect to incur upfront costs to gain these synergies, which may take longer or present greater cost to realize than originally anticipated. Such costs may include severance and employee benefits, the elimination of duplicate facilities and contracts and costs to develop common operating platforms.

Interest expense and other, net

The following table presents our interest expense and other, net, for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$29,692	$74,949	$64,331	$45,257	152%	$(10,618)	(14)%
Interest income	(5,390)	(4,678)	(2,076)	712	(13)%	2,602	(56)%
Other, net	(893)	369	1,161	1,262	(141)%	792	215%
Total	$23,409	$70,640	$63,416	$47,231	202%	$(7,224)	(10)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.
The increase in interest expense and other, net, during the year ended December 31, 2011 compared to the prior year was primarily due to the inclusion of ITC^DeltaCom interest expense for a full year in 2011 and the issuance of new debt in May 2011. In May 2011, we issued $300.0 million aggregate principal amount of 87/8% Senior Notes due 2019 (the "Senior Notes"). Partially offsetting the increase was a reduction in interest expense due to the redemption and repayment of our outstanding $255.8 million principal amount of our convertible senior notes due 2026 ("Convertible Notes") in November 2011.
The decrease in interest expense and other, net, during the year ended December 31, 2012 compared to the prior year was primarily due to the redemption of the Convertible Notes on November 15, 2011, as well as the redemption of $32.5 million aggregate principal amount of the ITC^DeltaCom Notes on December 6, 2012. Partially offsetting this decrease was a decrease in interest income due to lower investment yields and a decrease in our average cash and marketable securities.

Income tax (provision) benefit

The following table presents the components of the income tax (provision) benefit for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Current provision	$(7,268)	$(3,777)	$1,224
Deferred provision	(49,536)	(16,125)	1,707
Total income tax (provision) benefit	$(56,804)	$(19,902)	$2,931

During the years ended December 31, 2010 and 2011 the current tax provisions were due to state income and federal and state AMT amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and the non-cash deferred tax provisions were due primarily to the utilization of net operating loss carryforwards. During the year ended December 31, 2012, the current and non-cash deferred benefits were primarily due to the tax impact of changes to our state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012; the release of valuation allowance related to specific state net operating losses; and the reversal of state related uncertain tax positions in the current year due to statute expirations.

As of December 31, 2012, we maintained a valuation allowance of $38.6 million against certain deferred tax assets. Of this amount, approximately $32.0 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in capital.  Approximately $6.6 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods.

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

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to businesses and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

During the year ended December 31, 2012, we changed the basis of measurement of segment income in regards to certain corporate operating expenses. Accordingly, we have reclassified segment operating expenses and segment operating income for all periods presented.

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012

Total fiber optic route miles (a)	28,804	28,804
Colocations	1,415	1,415
Voice and data switches	56	56

(a) As of December 31, 2011 and 2012, includes 24,859 route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$160,764	$938,259	$1,031,267	$777,495	484%	$93,008	10%
Cost of revenues	90,677	473,004	536,519	382,327	422%	63,515	13%
Segment operating expenses	48,129	301,995	341,258	253,866	527%	39,263	13%
Segment operating income	$21,958	$163,260	$153,490	$141,302	644%	$(9,770)	(6)%

The increase in Business Services revenues during the year ended December 31, 2011 compared to the prior year was primarily due to the inclusion of revenues from ITC^DeltaCom beginning in December 2010 and One Communications beginning in April 2011; revenues from our newer products due to the IT services transactions entered into during 2011 and new product launches over the past year; partially offset by continued declines in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The increase in Business Services revenues during the year ended December 31, 2012 compared to the prior year was primarily due the inclusion of revenues from One Communications beginning in April 2011; revenues from our growth products, including MPLS, hosted voice and IT services; partially offset by continued declines in revenues for legacy products. For more detail, please see discussion under "Revenues" in "Consolidated Results of Operations" elsewhere in this section.

The increase in Business Services operating income during the year ended December 31, 2011 compared to the prior year was primarily due to the inclusion of revenues from ITC^DeltaCom beginning in December 2010 and One Communications beginning in April 2011. The decrease in Business Services operating income during the year ended December 31, 2012 compared to the prior year was primarily due to the declines in revenues for legacy products, offset by the inclusion of segment operating income from One Communications beginning in April 2011.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Consumer Subscriber Activity
Subscribers at beginning of period	2,029,000	1,636,000	1,350,000
Gross organic subscriber additions	265,000	184,000	160,000
Churn	(658,000)	(470,000)	(358,000)
Subscribers at end of period (a)	1,636,000	1,350,000	1,152,000

Consumer Metrics
Average narrowband subscribers (b)	1,065,000	830,000	678,000
Average broadband subscribers (b)	752,000	654,000	569,000
Average consumer subscribers (b)	1,817,000	1,484,000	1,247,000

ARPU (c)	$21.16	$21.10	$21.23
Churn rate (d)	3.0%	2.6%	2.4%

(a) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(b) Average subscribers is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the year.

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$461,448	$375,845	$317,710	$(85,603)	(19)%	$(58,135)	(15)%
Cost of revenues	143,956	117,482	105,102	(26,474)	(18)%	(12,380)	(11)%
Segment operating expenses	90,209	73,293	67,526	(16,916)	(19)%	(5,767)	(8)%
Segment operating income	$227,283	$185,070	$145,082	$(42,213)	(19)%	$(39,988)	(22)%

The decreases in Consumer Services revenues and operating income during the years ended December 31, 2011 and 2012 compared to the prior years were primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. The decreases in revenue were partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. However, we have not been able to decrease Consumer Services operating expenses to the extent of our Consumer Services revenue declines.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$154,449	$146,234	$191,055	$(8,215)	(5)%	$44,821	31%
Net cash (used in) provided by investing activities	(454,193)	141,594	(163,836)	595,787	131%	(305,430)	(216)%
Net cash used in financing activities	(68,299)	(318,997)	(81,381)	(250,698)	(367)%	237,616	74%
Net decrease in cash and cash equivalents	$(368,043)	$(31,169)	$(54,162)	$336,874	92%	$(22,993)	(74)%

Operating activities
The decrease in cash provided by operating activities during the year ended December 31, 2011 compared to the prior year was primarily due to an increase in interest payments, cash used to settle liabilities assumed in our acquisition of One Communications and cash used for other liabilities associated with our acquisitions, including severance and retention costs, transaction costs and other integration-related costs. These outlays were partially offset by additional cash provided by operations of our acquired companies.
The increase in cash provided by operating activities during the year ended December 31, 2012 compared to the prior year was primarily due to the inclusion of a full period of cash generated by One Communications in 2012 compared to a partial period in 2011. Also contributing to the increase was an increase in accounts payable and accrued liabilities, primarily related to timing of certain payments to network providers. This was partially offset by severance, transaction and other integration-related costs and an increase in interest payments.

Investing activities
The increase in cash flows from investing activities during the year ended December 31, 2011 compared to the prior year was primarily due to a $519.6 million change in cash associated with investments in marketable securities. During the year ended December 31, 2010, we used cash of $229.5 million for purchases of investments in marketable securities, net of sales and maturities, as we invested some of our excess cash in longer term marketable securities. During the year ended December 31, 2011, we received cash of $290.1 million for sales and maturities of investments in marketable securities, net of purchases, as we converted our investments to cash equivalents during the year. Also contributing to the change in cash flows from investing activities was a $149.2 million decrease in cash used for acquisitions, net of cash acquired. During the year ended December 31, 2010, we used $192.3 million of net cash for our acquisition of ITC^DeltaCom. During the year ended December 31, 2011, we used $43.1 million of net cash for acquisitions, primarily due to our acquisitions of One Communications and STS Telecom. The overall increase in cash flows from investing activities was offset by a $77.9 million increase in capital expenditures, primarily due to the inclusion of capital expenditures of our acquired companies, network and technology center related projects and customer acquisition costs.
The decrease in cash flows from investing activities during the year ended December 31, 2012 compared to the prior year was primarily due to a $307.4 million change in cash associated with investments in marketable securities. During the year ended December 31, 2011, we received cash of $290.1 million for sales and maturities of investments in marketable securities. During the year ended December 31, 2012, we used cash of $17.2 million for purchases of marketable securities, net of sales and maturities.  Also contributing to the decrease was a $45.4 million increase in capital expenditures, primarily due to a full year of One Communications of capital expenditures, network and technology center related projects and customer acquisition costs. We continue to focus on investments in our technology infrastructure to support our long-term strategic plans.  The overall decrease in cash flows from investing activities was offset by a $43.1 million decrease in cash used for acquisitions, net of cash acquired.

Financing activities
The increase in net cash used in financing activities during the year ended December 31, 2011 compared to the prior year was primarily due to a $250.3 million net change in cash associated with our debt obligations and a $46.1 million increase in cash used to repurchase common stock, partially offset by a $44.6 million decrease in dividend payments. During the year ended December 31, 2010, we used $0.9 million to repurchase 0.1 million shares of our common stock and during the year ended December 31, 2011, we used $47.0 million to repurchase 6.3 million shares of our common stock. Dividend payments decreased to $22.9 million during the year ended December 31, 2011 as we reduced the amount of our quarterly dividend from $0.16 per share to $0.05 per share in the beginning of 2011.
The decrease in net cash used in financing activities during the year ended December 31, 2012 compared to the prior year was primarily due to a $215.0 million net change in cash flows from debt activities, a $21.6 million decrease in repurchases of common stock and a $1.8 million decrease in dividend payments. During the year ended December 31, 2011, we used $250.3 million for repayment of debt and capital lease obligations and during the year ended December 31, 2012, we used $35.3 million for repayment of debt and capital lease obligations. During the year ended December 31, 2011, we repurchased 6.3 million shares of our common stock for $47.0 million and during the year ended December 31, 2012, we repurchased 3.7 million shares of our common stock for $25.4 million.  Dividend payments were $22.9 million and $21.1 million during the year ended December 31, 2011 and 2012, respectively, reflecting quarterly dividends of $0.05 per share.

Future uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our Business Services segment, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including ITC^DeltaCom's outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”), our $300.0 million aggregate principal amount of Senior Notes in May 2011 and our $150.0 million revolving credit facility. We expect to use cash for interest payments. In December 2012, we redeemed 10%, or $32.5 million aggregate principal amount, of our outstanding ITC^DeltaCom Notes at a redemption price of 103% pursuant to the terms of the related indenture. We may use additional cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture, to purchase the ITC^DeltaCom Notes in the open market or to refinance with new debt. In that regard, in February 2013 we launched efforts to obtain a new secured credit facility consisting of up to a $300 million term loan and up to a $150 million revolving credit facility (the “New Facility”). The proceeds from borrowings under the New Facility would be used, together with existing cash, to repay the outstanding ITC^DeltaCom Notes, to replace our existing $150 million revolving credit facility (which has no borrowings outstanding), and to pay related fees and expenses.

Capital expenditures. We expect to incur capital expenditures of approximately $140.0 million to $155.0 million during 2013. The capital expenditures are for expansion of our fiber network, the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in our Business Services segment. One of our key strategies is to grow our Business Services revenue. We are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts and resources required to support our business services.

Acquisition and integration-related costs. We expect to continue to use cash for one-time costs related to our acquisitions, including severance costs and integration-related costs. We are currently integrating our operating support system and certain billing systems, which we expect to be substantially completed in 2013. We expect to incur expenses in connection with completing our integration. In January 2013, we restructured our sales organization in order to better meet the needs of the IT services market and decided to exit telecom systems sales early in 2013 to focus on our hosted VoIP platform for new voice customers. We will continue to evaluate our business, and may incur costs for additional restructuring activities.

Dividends. During the years ended December 31, 2010, 2011 and 2012, cash dividends declared were $0.62, $0.20 and $0.20 per common share, respectively. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Our cash requirements depend on numerous factors, including costs required to integrate our acquisitions, costs incurred to redeem or repurchase debt, the size and types of future acquisitions in which we may engage, the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and other proceedings, the pricing of our services and the level of resources used for our sales and marketing activities, among others. In addition, our use of cash in connection with acquisitions may limit other potential uses of our cash, including stock repurchases, debt repayments or repurchases and dividend payments.

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the years ended December 31, 2010, 2011 and 2012, we generated $154.4 million, $146.2 million and $191.1 million in cash from operations, respectively. As of December 31, 2012, we had $157.6 million in cash and cash equivalents and $46.9 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time any amounts outstanding thereunder shall be due and payable in full. As of December 31, 2012, no amounts had been drawn or were outstanding under the senior secured revolving credit facility. As previously mentioned, in February 2013 we launched efforts to obtain a new secured credit facility to replace our existing $150 million revolving credit facility (which has no borrowings outstanding).

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for at least the next 12 months. However, to refinance existing indebtedness to increase available liquidity or to fund capital expenditures, acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinance existing indebtedness, making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2012:

		Payment Due by Period
	Total	2013	2014- 2015	2016- 2017	After 5 Years
		(in thousands)
Long-term debt (1)	$592,300	$—	$—	$292,300	$300,000
Interest payments on long-term debt (2)	301,531	57,879	115,429	91,614	36,609
Purchase commitments (3)	106,896	51,663	45,953	9,231	49
Operating leases (4)	180,556	37,360	50,235	36,550	56,411
Capital leases (5)	29,127	3,385	6,597	6,212	12,933
Total (6)	$1,210,410	$150,287	$218,214	$435,907	$406,002
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and premiums. As of December 31, 2012, we had $592.3 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 87/8% Senior Notes due May 15, 2019 and $292.3 million of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016.

(2)	Interest payments on long-term debt includes interest due on outstanding debt through maturity and commitment fees and borrowing costs under our senior secured revolving credit facility.

(3)
Purchase commitments represent non-cancellable contractual obligations for services and equipment; minimum commitments under network access agreements with several carriers; and non-cancellable contractual obligations for certain advertising spending.

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2017, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.8 million, $2.1 million, $1.0 million, $1.0 million, $1.1 million and $2.0 million during the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, which as of December 31, 2012 total $23.4 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2012, we had utilized approximately $676.5 million pursuant to the authorizations and had $73.5 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net income	$81,480	$34,567	$7,520
Interest expense and other, net	23,409	70,640	63,416
Income tax provision (benefit)	56,804	19,902	(2,931)
Depreciation and amortization	23,390	160,083	183,304
Stock-based compensation expense	9,959	13,466	10,462
Impairment of intangible assets	1,711	—	—
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Adjusted EBITDA	$219,121	$330,726	$280,015

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net income	$81,480	$34,567	$7,520
Interest expense and other, net	23,409	70,640	63,416
Income tax provision (benefit)	56,804	19,902	(2,931)
Depreciation and amortization	23,390	160,083	183,304
Stock-based compensation expense	9,959	13,466	10,462
Impairment of intangible assets	1,711	—	—
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Purchases of property and equipment	(24,025)	(101,967)	(147,360)
Unlevered Free Cash Flow	$195,096	$228,759	$132,655

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$154,449	$146,234	$191,055
Income tax provision (benefit)	56,804	19,902	(2,931)
Non-cash income taxes	(49,536)	(16,125)	1,707
Interest expense and other, net	23,409	70,640	63,416
Amortization of debt discount, premium and issuance costs	(14,294)	(11,136)	1,945
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Changes in operating assets and liabilities	25,902	89,562	6,469
Purchases of property and equipment	(24,025)	(101,967)	(147,360)
Other, net	19	(419)	110
Unlevered Free Cash Flow	$195,096	$228,759	$132,655

Net cash (used in) provided by investing activities	$(454,193)	$141,594	$(163,836)
Net cash used in financing activities	$(68,299)	$(318,997)	$(81,381)

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue Recognition
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
We have not made any material changes in the accounting methodology we use to recognize revenue during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to recognize revenue. However, a change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net income.

Sales Credit Reserves
We make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. Experience indicates that the invoices that are provided to other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the customer relationships.

The determination of the general sales credit and customer dispute credit reserves contain uncertainties because they require management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

We have not made any material changes in the accounting methodology we use to record sales credit reserves during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record sales credit reserves.

A 10% difference in our sales credit reserves as of December 31, 2012 would have affected net income by approximately $2.8 million during the year ended December 31, 2012.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to us.
The determination of our allowance for doubtful accounts contains uncertainties because it requires management to make assumptions and apply judgment about future uncollectible accounts.
We have not made any material changes in the accounting methodology we use to record our allowance for doubtful accounts during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record our allowance for doubtful accounts.

A 10% difference in our allowance for doubtful accounts as of December 31, 2012 would have affected net income by approximately $0.8 million during the year ended December 31, 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Cost of Revenues
We rely on other carriers to provide services where we do not have facilities, and we use a number of different carriers to terminate our long distance calls. These costs are expensed as incurred. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships.

We maintain reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available.
Our cost of revenues methodology contains uncertainties because it requires management to make assumptions and apply judgment regarding the amount of future billing dispute resolutions.
We have not made any material changes in the accounting methodology we use to estimate reserves for billing disputes during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use for these reserves.

Income Taxes
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

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, our level of earnings and the results of tax audits.

We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income.

As of December 31, 2012 we had unrecognized tax benefits of $23.4 million. Within the next twelve months, it is reasonably possible that approximately $1.0 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. Approximately $7.5 million would impact the effective rate once settled.

Changes in these estimates and assumptions could materially affect the amount or timing of valuation allowance releases.

Adjustments could be required in the future if we estimate that the amount of deferred tax assets that we are more-likely-than-not able to realize is more or less than the net amount we have recorded. Any change in the valuation allowance could have the effect of increasing stockholders' equity and/or decreasing the income tax provision in the statement of comprehensive income.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year (October 1) or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, we may first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

Application of the goodwill impairment test requires judgment, including performing the qualitative assessment, the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.

We estimate the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, we estimate the fair value using the guideline company method. We select guideline companies in the industry where each reporting unit operates. We primarily use revenue and EBITDA multiples based on the multiples of the selected guideline companies.

The assumptions with the most significant impact on the fair value of the reporting unit are those related to the discount rate, the terminal value, future operating cash flows and the growth rate.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years other than the adoption of the new guidance allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test.

We did not record any impairment of goodwill during the years ended 2010, 2011 or 2012. As of December 31, 2012, we had approximately $379.4 million of goodwill. Of the total goodwill, $290.5 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. We elected to forgo the qualitative assessment on our goodwill for our fiscal 2012 impairment test. Our fiscal 2012 impairment test indicated the estimated fair value of our Consumer Services reporting unit substantially exceeded the carrying value and therefore was not at risk of future impairment. The estimated fair value of our Business Services reporting unit exceeded its carrying value by approximately 3% and is at risk for future impairment. If a hypothetical increase of 100 basis points in the discount rate was applied, our Business Services reporting unit would have failed Step 1. Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Examples of events or circumstances that could have a negative effect on the estimated fair value of the Business Services reporting unit include (i) changes in technology or customer demands that were not anticipated; (ii) competition or regulatory developments in the industry that may adversely affect profitability; (iii) a prolonged weakness in general economic conditions; (iv) a sustained decrease in share price; (v) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our strategy to grow our IT services and other growth products. If the assumptions used in the impairment analysis are not met or materially change, we may be required to recognize an impairment loss.

There have been no significant events since the timing of our impairment test that would have triggered additional impairment testing.

Long-lived assets
We depreciate property and equipment and amortize intangible assets using a straight-line method over the estimated useful lives of the assets. Estimates of useful lives are based on the nature of the underlying assets as well as our experience with similar assets and intended use.

We perform tests of impairment for long-lived assets such as property and equipment and definite-lived intangible assets when certain events or changes in circumstances indicate that the carrying amount may not be recoverable.

Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates.

Our impairment tests contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows and asset fair values including, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties.

We have not made any material changes in the accounting methodology we use to account for long-lived assets during the past three years. We did not recognize any material impairment charges for our long-lived assets during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to account for long-lived assets.

However, if other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances, reserves for billing disputes and revenue reserves. Examples of critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts and acquired developed technologies, the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio and discount rates.

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

Fair value measurements
As of December 31, 2011 and 2012, we held certain assets that are required to be measured at fair value on a recurring basis. These included our cash equivalents and marketable securities. We classify certain marketable securities, including government and agency securities, corporate debt securities, commercial paper, certificates of deposit and municipal bonds, within Level 2 because these securities are valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.
Determining the fair values of these marketable securities requires significant judgment.
We have not made any material changes in the accounting methodology we use to account for marketable securities. We did not recognize any material impairment charges for our marketable securities during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to estimate fair value of our marketable securities.

If other assumptions and estimates had been used, the fair value of our marketable securities could have been materially impacted.

Loss Contingencies
We are party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. We accrue for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. We review our accruals each reporting period.

The determination of our loss contingencies contain uncertainties because they require management to make assumptions and apply judgment about unknown resolution of matters. In addition, regulatory matters are subject to differing interpretations.

During the year ended December 31, 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period.
We have not made any material changes in the accounting methodology used to accrue for loss contingencies during the last three years.

Cautionary Note Concerning Factors That May Affect Future Results
The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to be an IT services company for small and medium-sized businesses with IT and network security needs, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our evolving Business Services product portfolio to offset declining revenues from our legacy Business Services products and from our Consumer Services segment, which could adversely affect our results of operations and cash flows; (3) that we may not be able to develop the optimal sales model necessary to implement our business strategy; (4) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that our failure to achieve operating efficiencies will adversely affect our results of operations; (7) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (8) that unfavorable general economic conditions could harm our business; (9) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (10) that we face significant competition in the IT services and communications industry that could reduce our profitability; (11) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) that we may experience reductions in switched access and reciprocal compensation revenue; (15) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) that our consumer business is dependent on the availability of third-party network service providers; (21) that we face significant competition in the Internet access industry that could reduce our profitability; (22) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (23) that potential regulation of Internet service providers could adversely affect our operations; (24) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (25) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (26) that we may not be able to protect our intellectual property; (27) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (28) that our business depends on effective business support systems and processes; (29) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (30) that cyber security breaches could harm our business; (31) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (32) that government regulations could adversely affect our business or force us to change our business practices; (33) that regulatory audits have in the past, and could in the future, result in increased costs; (34) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (35) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (36) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (37) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (38) that we may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; (39) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (40) that we may reduce, or cease payment of, quarterly cash dividends; (41) that our stock price may be volatile; and (42) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2011 and 2012, we had approximately $637.1 million and $599.2 million, respectively, of long-term debt outstanding (excluding capital lease obligations), all of which bear interest at fixed rates. The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2011 and 2012:

	As of December 31, 2011		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior secured notes	$346,856	$320,578	$307,994	$306,915
EarthLink senior notes	290,221	284,700	291,182	315,000
Total debt, excluding capital leases	$637,077	$605,278	$599,176	$621,915
We are also exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we have historically maintained our portfolio of investments in a variety of securities, including government agency and notes, corporate debt securities, commercial paper, certificates of deposit and municipal bonds, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. As of December 31, 2011 and 2012, net unrealized losses in these investments were not material. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.    Financial Statements And Supplementary Data.
EARTHLINK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited the accompanying consolidated balance sheets of EarthLink, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of EarthLink, Inc.

We have audited EarthLink, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EarthLink, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, EarthLink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of EarthLink, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2013

EARTHLINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$211,783	$157,621
Marketable securities	28,606	42,073
Restricted cash	1,781	1,013
Accounts receivable, net of allowance of $7,323 and $7,872 as of December 31, 2011 and 2012, respectively	114,757	112,765
Prepaid expenses	13,163	17,171
Deferred income taxes, net	38,437	15,954
Other current assets	23,530	20,303
Total current assets	432,057	366,900
Long-term marketable securities	1,001	4,778
Property and equipment, net	389,549	418,966
Long-term deferred income taxes, net	172,376	195,012
Goodwill	378,235	379,415
Other intangible assets, net	285,361	214,685
Other long-term assets	21,872	19,654
Total assets	$1,680,451	$1,599,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,023	$18,792
Accrued payroll and related expenses	29,090	31,003
Other accrued liabilities	126,841	129,572
Deferred revenue	61,440	51,690
Current portion of long-term debt and capital lease obligations	1,655	1,375
Total current liabilities	235,049	232,432
Long-term debt and capital lease obligations	653,765	614,890
Other long-term liabilities	38,493	33,284
Total liabilities	927,307	880,606
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and 2012	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,202 and 196,919 shares issued as of December 31, 2011 and 2012, respectively, and 106,193 and 102,739 shares outstanding as of December 31, 2011 and 2012, respectively	1,962	1,969
Additional paid-in capital	2,071,298	2,057,974
Accumulated deficit	(613,668)	(606,148)
Treasury stock, at cost, 90,009 and 94,180 shares as of December 31, 2011 and 2012, respectively	(706,434)	(735,003)
Accumulated other comprehensive income (loss)	(14)	12
Total stockholders’ equity	753,144	718,804
Total liabilities and stockholders’ equity	$1,680,451	$1,599,410
The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2011	2012
	(in thousands, except per share data)
Revenues	$622,212	$1,314,104	$1,348,977
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	234,633	590,486	641,621
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	178,417	406,358	437,803
Depreciation and amortization	23,390	160,083	183,304
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Impairment of intangible assets	1,711	—	—
Total operating costs and expenses	460,519	1,188,995	1,280,972
Income from operations	161,693	125,109	68,005
Interest expense and other, net	(23,409)	(70,640)	(63,416)
Income before income taxes	138,284	54,469	4,589
Income tax (provision) benefit	(56,804)	(19,902)	2,931
Net income	$81,480	$34,567	$7,520

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on investments, net of tax	(253)	(255)	26
Other comprehensive income (loss), net of tax	(253)	(255)	26
Comprehensive income	$81,227	$34,312	$7,546

Net income per share
Basic	$0.75	$0.32	$0.07
Diluted	$0.74	$0.32	$0.07
Weighted average common shares outstanding
Basic	108,057	108,098	105,221
Diluted	109,468	108,949	105,983

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2009	190,472	$1,905	$2,118,100	$(729,715)	(83,340)	$(656,760)	$494	$734,024
Exercise of stock options and vesting of restricted stock units	1,353	13	2,738	—	—	—	—	2,751
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(3,535)	—	—	—	—	(3,535)
Dividends paid	—	—	(67,474)	—	—	—	—	(67,474)
Dividends payable on restricted stock units	—	—	(514)	—	—	—	—	(514)
Stock-based compensation expense	—	—	9,919	—	—	—	—	9,919
Restricted stock units assumed and converted	—	—	2,275	—	—	—	—	2,275
Debt redemption	—	—	(176)	—	—	—	—	(176)
Change in deferred tax asset	—	—	222	—	—	—	—	222
Repurchases of common stock	—	—	—	—	(103)	(851)	—	(851)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(253)	(253)
Net income	—	—	—	81,480	—	—	—	81,480
Balance as of December 31, 2010	191,825	1,918	2,061,555	(648,235)	(83,443)	(657,611)	241	757,868
Exercise of stock options and vesting of restricted stock units	1,379	14	605	—	—	—	—	619
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(5,572)	—	—	—	—	(5,572)
Dividends paid on shares outstanding and restricted stock units	—	—	(22,913)	—	—	—	—	(22,913)
Dividends payable on restricted stock units	—	—	702	—	—	—	—	702
Stock-based compensation expense	—	—	13,497	—	—	—	—	13,497
Issuance of common stock in connection with acquisition of One Communications	2,998	30	23,568	—	—	—	—	23,598
Return of One Communications escrow shares	—	—	—	—	(233)	(1,834)	—	(1,834)
Change in deferred tax asset	—	—	(144)	—	—	—	—	(144)
Repurchases of common stock	—	—	—	—	(6,333)	(46,989)	—	(46,989)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(255)	(255)
Net income	—	—	—	34,567	—	—	—	34,567
Balance as of December 31, 2011	196,202	1,962	2,071,298	(613,668)	(90,009)	(706,434)	(14)	753,144
Exercise of stock options and vesting of restricted stock units	717	7	333	—	—	—	—	340
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(2,379)	—	—	—	—	(2,379)
Dividends paid on shares outstanding and restricted stock units	—	—	(21,128)	—	—	—	—	(21,128)
Dividends payable on restricted stock units	—	—	(299)	—	—	—	—	(299)
Stock-based compensation expense	—	—	10,471	—	—	—	—	10,471
Return of One Communications escrow shares	—	—	—	—	(422)	(3,154)	—	(3,154)
Change in deferred tax asset	—	—	(322)	—	—	—	—	(322)
Repurchases of common stock	—	—	—	—	(3,749)	(25,415)	—	(25,415)
Unrealized holding gains, net of tax	—	—	—	—	—	—	26	26
Net income	—	—	—	7,520	—	—	—	7,520
Balance as of December 31, 2012	196,919	$1,969	$2,057,974	$(606,148)	(94,180)	$(735,003)	$12	$718,804
The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:	(in thousands)
Net income	$81,480	$34,567	$7,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,390	160,083	183,304
Impairment of intangible assets	1,711	—	—
Loss on disposals and impairments of fixed assets	579	3,871	1,531
Non-cash income taxes	49,536	16,125	(1,707)
Stock-based compensation	9,959	13,466	10,462
Amortization of debt discount, premium and issuance costs	14,294	11,136	(1,945)
Gain on conversion and repayment of debt	(172)	(2,449)	(808)
Other operating activities	(426)	(1,003)	(833)
Decrease (increase) in accounts receivable, net	16	(4,045)	(386)
Decrease (increase) in prepaid expenses and other assets	1,490	(17,502)	2,044
Decrease in accounts payable and accrued and other liabilities	(25,175)	(78,795)	(7,040)
(Decrease) increase in deferred revenue	(2,233)	10,780	(1,087)
Net cash provided by operating activities	154,449	146,234	191,055
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(192,252)	(43,095)	—
Purchases of property and equipment	(24,025)	(101,967)	(147,360)
Purchases of marketable securities	(362,127)	(29,621)	(73,060)
Sales and maturities of marketable securities	132,592	319,729	55,816
Payments to settle precombination stock awards	(9,062)	—	—
Proceeds received from investments in other companies	1,618	—	—
Change in restricted cash	(937)	489	768
Other investing activities	—	(3,941)	—
Net cash (used in) provided by investing activities	(454,193)	141,594	(163,836)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	278,256	—
Repayment of debt and capital lease obligations	(35)	(528,550)	(35,287)
Repurchases of common stock	(851)	(46,989)	(25,415)
Payment of dividends	(67,474)	(22,913)	(21,128)
Proceeds from exercises of stock options	2,829	619	338
Other financing activities	(2,768)	580	111
Net cash used in financing activities	(68,299)	(318,997)	(81,381)
Net decrease in cash and cash equivalents	(368,043)	(31,169)	(54,162)
Cash and cash equivalents, beginning of year	610,995	242,952	211,783
Cash and cash equivalents, end of year	$242,952	$211,783	$157,621

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 28,800 route fiber miles, 90 metro fiber rings and four enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 18, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of EarthLink include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of services; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; fair values of investments; stock-based compensation expense; unrecognized tax benefits; and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Business Combinations
The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's Consolidated Statements of Comprehensive Income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at amortized cost, which approximates fair value.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash
The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current in the Consolidated Balance Sheets according to the duration of the restriction and the purpose for which the restriction exists.
Marketable Securities
Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper, certificates of deposit and municipal bonds. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity and in total comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Consolidated Statements of Comprehensive Income.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to the Company. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts are recorded as a selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.
The Company's allowance for doubtful accounts was $7.3 million and $7.9 million as of December 31, 2011 and 2012, respectively. The Company recorded bad debt expense of $3.6 million, $9.9 million and $8.6 million during the years ended December 31, 2010, 2011 and 2012, respectively. The Company's write-offs of uncollectible accounts were $4.1 million, $3.8 million and $8.0 million during the years ended December 31, 2010, 2011 and 2012, respectively.
Inventories
Inventories consist of finished goods and are stated at the lower of cost or market value, using the first-in, first-out method. Inventories are included in other current assets in the Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and any gains and losses are included in interest expense and other, net, or as facility exit and restructuring costs in the Consolidated Statements of Comprehensive Income, as appropriate. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs related to its Business Services customers to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders last mile facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.
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
The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and indefinite-lived intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might have an other than temporary impairment. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. Impairment testing of intangible assets deemed to have indefinite lives is performed by comparing the carrying value of the asset to the fair value. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized equal to the excess. The Company had no indefinite-lived intangible assets as of December 31, 2011 and 2012.
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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.
Leases
The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company's operating lease agreements include scheduled rent escalations or rent holiday over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company's rent expense on a straight-line basis over the term of the related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.
Asset Retirement Obligations
The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to retire upon termination of the associated lease agreement and the return of facilities to pre-lease condition. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company's asset retirement obligations were $4.3 million and $4.3 million as of December 31, 2011 and 2012, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.
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
The Company's Business Services segment earns revenue by providing a broad range of data, voice, equipment and IT services to retail and wholesale business customers. The Company presents its Business Services revenue into the following categories: (1) retail services, which includes data, voice and IT services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; and termination fees.
The Company's Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company presents its Consumer Services revenue into the following categories: (1) access services, which includes narrowband and broadband Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink's Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.
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
Gross versus net revenue recognition.    The Company offers certain services that are provided by third-party vendors. When the Company is the primary obligor in a transaction, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, the Company records the revenue on a gross basis. If the Company is not the primary obligor and/or a third-party vendor has latitude in establishing prices, the Company records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.
Activation and installation.    When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor. The costs associated with such activation and installation activities are deferred and recognized as operating expense over the same period to the extent they are recoverable based on future revenues.
Sales credit reserves.    The Company makes estimates for potential future sales credits to be issued in respect of earned revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. The Company analyzes historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating its credit reserve requirements. The Company reserves known billing errors and service interruptions as incurred. The Company reviews customer disputes and reserves against those we believe to be valid claims. The Company also estimates a sales credit reserve related to unknown billing errors and disputes based on historical credit activity. Experience indicates that the invoices that are provided to other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the customer relationships.
Taxes Collected from Customers and Remitted to Governmental Authorities
The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Comprehensive Income.
Cost of Revenues
Cost of revenues includes costs directly associated with providing services to the Company's customers. Cost of revenues does not include depreciation and amortization expense.
Cost of revenues for the Company's Business Services segment primarily consists of the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; costs of providing IT services ; and the costs of equipment sold to customers. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network. These costs are expensed as incurred.
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
Cost of revenues for the Company's Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide the Company's Internet access services; fees paid to content providers for information provided on the Company's online properties; and the cost of equipment sold to customers for use with the Company's services. Consumer Services cost of revenues also includes sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware.
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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income. Advertising expenses were $12.4 million, $8.6 million and $8.6 million during the years ended December 31, 2010, 2011 and 2012, respectively.
Stock-Based Compensation
As of December 31, 2012, EarthLink had various stock-based compensation plans, which are more fully described in Note 12, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted closing price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.
Restructuring, Acquisition and Integration-Related Costs
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining lease estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as restructuring acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income.
Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received. Acquisition and integration-related costs consist of costs related to EarthLink’s acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) costs to settle postcombination stock awards; 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 5) facility-related costs, such as lease termination and asset impairments.
Post-Employment Benefits
Post-employment benefits primarily consist of the Company's severance plans. When the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.
Interest Expense and Other, Net
Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases; amortization of debt issuance costs, debt premiums and debt discounts; interest earned on the Company's cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Interest expense	$29,692	$74,949	$64,331
Interest income	(5,390)	(4,678)	(2,076)
Other, net	(893)	369	1,161
Interest expense and other, net	$23,409	$70,640	$63,416

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies
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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax benefit (provision) in the Consolidated Statements of Comprehensive Income.
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
Comprehensive Income
Comprehensive income as presented in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2011 and 2012 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.
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
Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2011 and 2012, no customer accounted for more than 10% of gross accounts receivable.
Regulatory Risk.    The Company is subject to certain regulations and requirements of the Federal Communications Commission (the "FCC") and various state public service commissions. Please refer to "Regulatory Environment" in the Business section of this Annual Report on Form 10-K for a discussion of the regulatory risks to which the Company is subject.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Our business and financial results depend, in part, on the availability and quality of other third-party service providers. Specifically, the Company relies on third parties for customer service and technical support, web hosting services, certain billing and collection services and E911 service for our VoIP services. The Company's Consumer Services segment relies primarily on one customer service and technical support vendor. The Company's service providers may become subject to financial, economic, environmental and political risks, system failures or other services interruptions beyond the Company's or the providers' control which could jeopardize their ability to deliver services. Although management believes that alternate contact center service providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.
Fair Value of Financial Instruments
The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short- and long-term investments in marketable securities consist of available-for-sale securities that are carried at fair value.

3.  Earnings per Share

The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,,
	2010	2011	2012
	(in thousands, except per share data)
Numerator
Net income	$81,480	$34,567	$7,520
Denominator
Basic weighted average common shares outstanding	108,057	108,098	105,221
Dilutive effect of Common Stock Equivalents	1,411	851	762
Diluted weighted average common shares outstanding	109,468	108,949	105,983

Basic net income per share	$0.75	$0.32	$0.07
Diluted net income per share	$0.74	$0.32	$0.07

During the years ended December 31, 2010, 2011 and 2012, approximately 2.6 million, 1.9 million and 3.5 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  Anti-dilutive securities could be dilutive in future periods.

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the fair value of consideration transferred to acquire ITC^DeltaCom (in thousands):

Acquisition of approximately 83.8 million shares of outstanding common stock of ITC^DeltaCom at $3.00 per share in cash	$251,489
Estimated fair value of restricted stock units assumed and converted	2,275
Total estimated consideration	$253,764
In connection with the merger, each ITC^DeltaCom stock option was canceled in exchange for cash equal to the difference between the merger consideration and the exercise price, and certain ITC^DeltaCom restricted stock units were canceled in exchange for cash equal to the merger consideration. Cash paid to settle stock-based awards attributable to precombination service was recorded as goodwill, and cash paid to settle stock-based awards attributable to postcombination service was recorded as operating expense in the postcombination Statement of Comprehensive Income. A total of $14.8 million was paid to settle stock options and restricted stock units, of which $9.1 million was recorded as a liability assumed and $5.7 million was recorded as operating expense in the postcombination Statement of Comprehensive Income.
Also in connection with the merger, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted attributable to precombination services was included in the total consideration transferred, while the fair value of restricted stock units assumed and converted attributable to postcombination services will be recorded as operating expenses in the postcombination Statement of Comprehensive Income on a straight-line basis over the remaining service periods. The total fair value of restricted stock units assumed and converted was $5.3 million, of which $2.3 million was included in the total consideration transferred and $3.0 million is being recorded as operating expense in the Consolidated Statement of Comprehensive Income on a straight-line basis over the remaining service periods.
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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other assets includes a fair value of $39.7 million assigned to accounts receivable which had a gross contractual value of $43.4 million as of December 8, 2010. The $3.7 million difference represents the Company's best estimate of the contractual cash flows that will not be collected.
Goodwill arising from the acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and ITC^DeltaCom. All of the goodwill was assigned to the Company's Business Services segment. The goodwill recognized is not deductible for income tax purposes.
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
One Communications

On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. EarthLink acquired 100% of One Communications in a merger transaction with One Communications surviving as a wholly-owned subsidiary of EarthLink. The primary reason for the acquisition was to further transform the Company into a network and communications provider for business customers by expanding its IP network footprint. EarthLink also believes the acquisition will provide strategic benefits because One Communications has a large established customer base that generates cash. EarthLink has included the financial results of One Communications in its consolidated financial statements from the date of the acquisition.

Pursuant to the terms of the merger agreement, the aggregate merger consideration for One Communications was $370.0 million, which included assumption and repayment of debt and other liabilities and certain working capital and other adjustments. EarthLink issued a total of 3.0 million shares in connection with the One Communications acquisition, which consisted of 1.3 million shares deposited in escrow (discussed below) and 1.7 million shares issued to One Communications shareholders. Pursuant to the merger agreement, the following escrow transactions have occurred:

•
Included in the aggregate merger consideration was $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. Of the $13.5 million escrow account, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million have been returned to EarthLink as of December 31, 2012.

•
EarthLink deposited $7.5 million (combination of cash and approximately 0.5 million shares of common stock) into an escrow account to fund certain post-closing employment-related obligations of the Company on the terms provided in the escrow agreement. This was accounted for separately from the purchase price allocation. As of December 31, 2012, the entire $7.5 million escrow had been returned to EarthLink and none of the escrow account remained outstanding.

The resulting fair value of consideration transferred was $39.9 million which consisted of $20.0 million in cash and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $21.3 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.2 million of net liabilities assumed. EarthLink has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company's consolidated financial statements.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other
During the year ended December 31, 2011, EarthLink acquired certain other companies and purchased certain assets to expand its IT services and products offerings for a total of $13.0 million of cash consideration and $1.2 million of debt repayment. These acquisitions were not significant individually or in the aggregate. Purchased identifiable intangible assets related to these acquisitions was $5.2 million and residual goodwill was $8.4 million. EarthLink has included the financial results of these companies in its consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented, as the effects were not material to the Company's consolidated financial statements.
Pro Forma Financial Information

The following unaudited pro forma revenue and earnings assumes the acquisitions of ITC^DeltaCom and One Communications occurred on January 1, 2010:

	Year Ended December 31,
	2010	2011
	(in thousands)
Total revenues	$1,599,462	$1,447,767
Net income (loss)	(70,173)	53,244

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,,
	2010	2011	2012
	(in thousands)
2007 Restructuring Plan	$1,121	$278	$(153)
Legacy Restructuring Plans	294	—	—
Total facility exit and restructuring costs	1,415	278	(153)
Acquisition and integration-related costs	20,953	31,790	18,397
Restructuring, acquisition and integration-related costs	$22,368	$32,068	$18,244

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes facility exit and restructuring costs during the years ended December 31, 2010, 2011 and 2012 and the cumulative costs incurred to date as a result of the 2007 Plan. Facility exit and restructuring costs during the years ended December 31, 2010, 2011 and 2012 were primarily the result of changes to lease and sublease estimates in the Company’s exited facilities. Such costs have been classified as restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,,			Cumulative Costs Incurred To Date
	2010	2011	2012
	(in thousands)
Severance and personnel-related costs	$—	$—	$—	$30,764
Lease termination and facilities-related costs	1,012	355	(153)	23,935
Non-cash asset impairments	109	(77)	—	24,824
Other associated costs	—	—	—	1,131
	$1,121	$278	$(153)	$80,654

The following table summarizes activity for the liability balances associated with the 2007 Plan for the years ended December 31, 2010, 2011 and 2012, including changes during the period attributable to costs incurred and charged to expense and costs paid or otherwise settled (in thousands):

Balance as of December 31, 2009	$17,438
Accruals	1,121
Payments	(5,205)
Non-cash charges	259
Balance as of December 31, 2010	13,613
Accruals	278
Payments	(6,620)
Non-cash charges	161
Balance as of December 31, 2011	7,432
Accruals	(153)
Payments	(2,992)
Balance as of December 31, 2012	$4,287

Facility exit and restructuring liabilities due within one year of the balance sheet date are classified as other accrued liabilities and facility exit and restructuring liabilities due after one year are classified as other long-term liabilities in the Consolidated Balance Sheets. Of the unpaid balance as of December 31, 2011 and December 31, 2012, approximately $3.1 million and $2.4 million, respectively, was classified as other accrued liabilities and approximately $4.3 million and $1.9 million, respectively, was classified as other long-term liabilities.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to EarthLink’s acquisitions. Such costs include: 1) severance and retention costs; 2) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 3) costs to settle postcombination stock awards; 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 5) facility-related costs, such as lease termination and asset impairments. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income.  Acquisition and integration-related costs consisted of the following during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,,
	2010	2011	2012
	(in thousands)
Severance and retention costs	$5,047	$16,460	$6,067
Transaction-related costs	10,164	5,756	1,399
Costs to settle postcombination stock awards	5,742	—	—
Integration-related costs	—	4,044	10,452
Facility-related costs	—	5,530	479
Total acquisition and integration-related costs	$20,953	$31,790	$18,397

6.  Investments

Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2011 and 2012:

	As of December 31, 2011	As of December 31, 2012
	(in thousands)
Corporate debt securities	$11,057	$30,181
Government and agency securities	11,304	5,314
Commercial paper	4,246	9,293
Certificates of deposit	3,000	1,552
Municipal bonds	—	511
Total marketable securities	29,607	46,851
Less: classified as current	(28,606)	(42,073)
Total long-term marketable securities	$1,001	$4,778

As of December 31, 2012, all of the Company's long-term marketable securities were due within one to two years.

The following tables summarize gross unrealized gains and losses as of December 31, 2011 and 2012 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Corporate debt securities	$11,069	$(12)	$—	$11,057
Government and agency notes	11,306	(2)	—	11,304
Commercial paper	4,246	—	—	4,246
Certificates of deposit	3,000	—	—	3,000
	$29,621	$(14)	$—	$29,607

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Corporate debt securities	$30,173	$—	$8	$30,181
Government and agency notes	5,311	—	3	5,314
Commercial paper	9,292	—	1	9,293
Certificates of deposit	1,552	—	—	1,552
Municipal bonds	511	—	—	511
	$46,839	$—	$12	$46,851

7.     Property and Equipment
Property and equipment consisted of the following as of December 31, 2011 and 2012:

	As of December 31, 2011	As of December 31, 2012
	(in thousands)
Communications and fiber optic networks	$360,551	$461,750
Computer equipment and software	172,191	184,701
Land and buildings	42,869	42,860
Leasehold improvements	34,848	36,582
Office and other equipment	13,127	17,444
Work in progress	29,525	47,355
Property and equipment, gross	653,111	790,692
Less accumulated depreciation	(263,562)	(371,726)
Property and equipment, net	$389,549	$418,966
Depreciation expense, which includes depreciation expense associated with property under capital leases, was $17.6 million, $100.9 million and $112.6 million for the years ended December 31, 2010, 2011 and 2012, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2012 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2011
Goodwill	$88,920	$377,193	$466,113
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	289,315	378,235

Goodwill adjustments	—	1,180	1,180

Balance as of December 31, 2012
Goodwill	88,920	378,373	467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	$88,920	$290,495	$379,415

Goodwill adjustments during the year ended December 31, 2012 resulted from adjustments during the measurement period in the fair value of assets and liabilities assumed in the acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2012:

	As of December 31, 2011			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$371,835	$(111,632)	$260,203	$361,961	$(160,513)	$201,448
Developed technology and software	24,311	(6,279)	18,032	24,311	(14,801)	9,510
Trade names	9,121	(3,507)	5,614	9,121	(6,345)	2,776
Other	1,800	(288)	1,512	1,800	(849)	951
	$407,067	$(121,706)	$285,361	$397,193	$(182,508)	$214,685

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2012, the weighted average amortization periods were 5.2 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Comprehensive Income, for the years ended December 31, 2010, 2011 and 2012 was as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Amortization expense	$5,745	$59,219	$70,676

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $65.4 million, $61.0 million, $59.0 million, $28.2 million and $1.1 million during the years ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Annual Impairment Test of Goodwill and Intangible Assets

Goodwill. The Company did not record any goodwill impairment charges during the years ended December 31, 2010, 2011 and 2012. The annual impairment test during the fourth quarters of 2010, 2011 and 2012 indicated that the fair value of the Company's reporting units exceeded their carrying values. There have been no significant events since the timing of the Company's annual 2012 impairment test that would have triggered additional impairment testing.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2012 impairment test. The Company identified two reporting units for evaluating goodwill for the 2012 annual impairment test, which were Business Services and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis and allocates goodwill to its reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry where each reporting unit operates.

Indefinite-lived intangible assets. In November 2010, the Company decided to re-brand the New Edge name as EarthLink Business. The Company recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down its New Edge trade name. As a result, there is no remaining carrying value related to the New Edge trade name. The Company had no indefinite-lived intangible assets as of December 31, 2011 and 2012.

Definite-lived intangible assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2010, 2011 and 2012.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2011 and 2012:

	As of December 31, 2011	As of December 31, 2012
	(in thousands)
Accrued taxes and surcharges	$28,336	$33,016
Accrued communications costs	29,830	39,174
Accrued interest	11,954	11,066
Amounts due to customers	17,435	15,913
Facility exit and restructuring liabilities	3,081	3,211
Other	36,205	27,192
Total other accrued liabilities	$126,841	$129,572

10.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and 2012:

	As of December 31, 2011	As of December 31, 2012
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$324,800	$292,300
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	22,056	15,694
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(9,779)	(8,818)
Capital lease obligations	18,343	17,089
Carrying value of debt and capital lease obligations	655,420	616,265
Less current portion of debt and capital lease obligations	(1,655)	(1,375)
Long-term debt and capital lease obligations	$653,765	$614,890

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2012, the Company exercised its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. The Company redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes on December 6, 2012. The redemption price was equal to 103% of the principal amount thereof, plus accrued and unpaid interest. Upon completion of the redemption, $292.3 million aggregate principal amount of the ITC^DeltaCom Notes remained outstanding. The Company recognized an $0.8 million gain on redemption, which is included in interest expense and other, net, in the Consolidated Statement of Comprehensive Income.

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2012, ITC^DeltaCom was in compliance with all of its covenants.

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ranking and guaranty. The Senior Notes and the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) are the Company’s and the Guarantors’ unsecured senior obligations and rank equally with all of the Company’s and the Guarantors’ other senior indebtedness.

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2012, the Company was in compliance with these covenants.

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the effective interest method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of December 31, 2012, the Company’s Commitment Fee was 0.375% and the Company’s borrowing cost would be LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of December 31, 2012. However, $1.6 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of December 31, 2012.

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

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of December 31, 2012, the Company was in compliance with these covenants.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Lease Obligations

The Company maintains capital leases relating to equipment and indefeasible right-to-use fiber agreements. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income. Minimum lease payments under capital leases as of December 31, 2012 are as follows:

Year Ending December 31,	Capital Leases
(in thousands)
2013	$3,385
2014	3,437
2015	3,160
2016	3,129
2017	3,083
Thereafter	12,933
Total minimum lease payments	29,127
Less amounts representing interest	(12,038)
Total capital lease obligations	$17,089

11.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of December 31, 2012, the Company had $73.5 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The following table presents repurchases under the Company's share repurchase program for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Total shares repurchased	103	6,333	3,749
Total value of shares repurchased	$851	$46,989	$25,415

The following table presents shares returned from the One Communications escrow fund and recorded as treasury stock for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Total shares returned	—	233	422
Total value of shares returned	$—	$1,852	$3,154

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends

During the years ended December 31, 2010, 2011 and 2012, cash dividends declared were $0.62, $0.20 and $0.20 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $67.5 million, $22.9 million and $21.1 million, respectively, during the years ended December 31, 2010, 2011 and 2012. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

12.  Stock-Based Compensation

Stock-based compensation expense was $10.0 million, $13.5 million and $10.5 million during the years ended December 31, 2010, 2011 and 2012, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 23.5 million shares, of which approximately 19.9 million shares were still available for grant as of December 31, 2012. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.
In connection with the acquisition of ITC^DeltaCom, the Company assumed certain restricted stock units granted under ITC^DeltaCom's stock plans. These restricted stock units generally retained all of the rights, terms and conditions of the respective plans under which they were originally granted. As of December 31, 2012, 0.1 million restricted stock units were outstanding under these plans.
Options Outstanding

The following table summarizes stock option activity as of and for the year ended December 31, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2011	1,875	$8.97
Granted	2,581	7.55
Exercised	(54)	6.21
Forfeited and expired	(679)	8.43
Outstanding as of December 31, 2012	3,723	8.12	6.7	$—
Vested and expected to vest as of December 31, 2012	3,617	$8.14	6.6	$—
Exercisable as of December 31, 2012	1,609	$8.86	3.5	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2012 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

received by the stock option holders if they had all exercised their stock options on December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $1.0 million, $0.1 million and $0.1 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of December 31, 2012, there was $2.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the status of the Company’s stock options as of December 31, 2012:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$5.10	to	$6.98	106	4.3	$6.87	106	$6.87
7.02	to	7.32	334	4.3	7.28	334	7.28
7.51	to	7.51	2,128	9.1	7.51	116	7.51
7.64	to	8.96	196	6.5	8.34	94	8.21
9.01	to	9.24	247	1.8	9.03	247	9.03
9.48	to	9.89	293	2.8	9.51	293	9.51
10.36	to	10.80	334	2.6	10.39	334	10.39
11.17	to	11.82	85	2.2	11.43	85	11.43
$5.10	to	$11.82	3,723	6.7	$8.12	1,609	$8.86

The Company did not grant any stock options during the years ended December 31, 2010 and 2011. The fair value of stock options granted during the year ended December 31, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2012
Dividend yield	2.69%
Expected volatility	32.50%
Risk-free interest rate	0.81%
Expected life	5 years

The weighted average grant date fair value of options granted during the year ended December 31, 2012 was $1.65 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the year ended December 31, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2011	2,606	$8.25
Granted	1,916	7.51
Vested	(974)	8.34
Forfeited	(567)	7.77
Outstanding as of December 31, 2012	2,981	$7.90

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2011 and 2012 was $8.46, $8.22 and $7.51, respectively.  As of December 31, 2012, there was $12.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2010, 2011 and 2012 was $10.8 million, $15.6 million and $7.4 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

13.   Profit Sharing Plans
The Company sponsors the EarthLink, Inc. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $0.9 million, $3.2 million and $3.9 million during the years ended December 31, 2010, 2011 and 2012, respectively.

14.  Income Taxes

The following table presents the components of the income tax (provision) benefit for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Current
Federal	$(3,026)	$(1,491)	$(159)
State	(4,242)	(2,286)	1,383
Total Current	(7,268)	(3,777)	1,224
Deferred
Federal	(46,909)	(17,889)	(1,174)
State	(2,627)	1,764	2,881
Total Deferred	(49,536)	(16,125)	1,707
Total income tax (provision) benefit	$(56,804)	$(19,902)	$2,931

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Federal income tax provision at statutory rate	$(48,362)	$(19,132)	$(1,606)
State income taxes, net of federal benefit	(5,357)	(1,955)	(510)
Nondeductible expenses	(2,671)	(220)	(280)
Net change to valuation allowance	351	370	1,348
Change in state tax rate	(657)	(185)	1,985
Uncertain tax positions	—	1,220	1,893
Other	(108)	—	101
Income tax (provision) benefit	$(56,804)	$(19,902)	$2,931

Deferred tax assets and liabilities include the following as of December 31, 2011 and 2012:

	As of December 31,
	2011	2012
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$11,062	$10,834
Net operating loss carryforwards	29,810	902
Other	8,775	9,873
Valuation allowance	(5,947)	(2,605)
Current deferred tax liabilities:
Accrued liabilities and reserves	(268)	(751)
Other	(4,995)	(2,299)
Total net current deferred tax assets	38,437	15,954
Non-current deferred tax assets:
Net operating loss carryforwards	166,531	195,440
Accrued liabilities and reserves	5,965	7,602
Subscriber base and other intangible assets	53,525	36,586
Valuation allowance	(33,985)	(35,990)
Other	57,662	58,907
Non-current deferred tax liabilities:
Subscriber base and other intangible assets	(62,721)	(41,544)
Accrued liabilities and reserves	(1,236)	(316)
Indefinite lived intangible assets	(1,644)	(1,925)
Other	(11,721)	(23,748)
Total net non-current deferred tax asset	172,376	195,012
Net deferred tax asset	$210,813	$210,966

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective Tax Rate. The effective rate of -64% differs from the federal statutory rate of 35% primarily because of state taxes. The state tax items for the year ended December 31, 2012 decrease the effective tax rate by approximately 108%. These items primarily relate to changes to the Company's state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012; the release of valuation allowance related to specific state net operating losses; and the reversal of state related uncertain tax positions in the current year due to statute expirations. The current federal provision was due to federal alternative minimum tax amounts payable due to the net operating loss carryforward limitations associated with the alternative minimum tax calculation. The current state tax benefit and the non-cash state deferred tax benefit were due primarily to the favorable state effective tax rate impacting items discussed above.

Valuation allowance. The Company has a valuation allowance of $38.6 million against certain deferred tax assets. Of this amount, approximately $32.0 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $6.6 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods.

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

During the year ended December 31, 2012, the Company released $1.3 million of its valuation allowance related to its deferred tax assets. This valuation allowance release was a combination of a decrease in valuation allowance of approximately $1.2 million relating to NOLs which the Company had previously determined it would not more-likely-than-not be able to utilize due to the generation of significant taxable income in the future, which will now be available for use by income generating companies, and an additional decrease in valuation allowance of approximately $0.1 million relating to NOLs, which the Company determined it will more-likely-than-not be able to utilize due to the generation of sufficient taxable income in certain jurisdictions in the future.

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

Deferred tax assets and NOLs. As of December 31, 2011 and 2012, the Company had gross NOLs for federal income tax purposes totaling approximately $494.0 million and $493.6 million, respectively, which begin to expire in 2019. Of these federal NOLs approximately $406.3 million were limited under Internal Revenue Code Section 382 in 2011 and $350.5 million were limited in 2012. As of December 31, 2011 and 2012, the Company had gross NOLs for state income tax purposes totaling approximately $796.5 million and $786.4 million, respectively, which started to expire in 2012. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2012 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

Future transactions and the timing of such transactions could cause an ownership change under Section 382 of the Internal Revenue Code. Such transactions may include our share repurchase program, additional issuances of common stock by us , and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011 and 2012, the Company had alternative minimum tax credits of approximately $14.8 million and $15.0 million. These credits do not have an expiration date.

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, California, Florida, Georgia, Massachusetts, New York and North Carolina as material tax jurisdictions for purposes of calculating its uncertain tax positions.  Periods extending back to 1997 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended December 31, 2012 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  As of December 31, 2011 and 2012, $0.6 million and $0.7 million, respectively, of interest and $1.1 million and $0.8 million of penalties, respectively, had been accrued.

A reconciliation of changes in the amount of unrecognized tax benefits for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Balance as of January 1	$1,315	$18,367	$24,560
Additions for tax positions of prior years	185	192	19
Adjustments to tax positions under purchase accounting	17,630	7,812	399
Decreases for tax positions related to prior years	(763)	(1,811)	(1,578)
Balance as of December 31	$18,367	$24,560	$23,400

During the year ended December 31, 2012, $0.4 million of uncertain tax positions resulting from the acquisition of One Communications were recorded through acquisition accounting.

As of December 31, 2011, it was reasonably possible that approximately $1.3 million of the total uncertain tax positions recorded would reverse within the next twelve months. As of December 31, 2012, it is reasonably possible that approximately $1.0 million of the total uncertain tax positions recorded will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions. Of the total uncertain tax positions recorded on the balance sheet, $7.5 million would impact the effective tax rate once settled.

15. Commitments and Contingencies
Leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2010, 2011 and 2012 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $4.5 million, $13.7 million and $14.2 million, respectively.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company's restructuring plans, as of December 31, 2012 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2013	$37,360
2014	29,018
2015	21,217
2016	17,578
2017	18,972
Thereafter	56,411
Total minimum lease payments, including estimated operating expenses	180,556
Less aggregate contracted sublease income	(10,042)
$170,514
Purchase commitments
The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of December 31, 2012 (in thousands):

Year Ending December 31,
2013	$51,663
2014	30,184
2015	15,769
2016	7,788
2017	1,443
Thereafter	49
Total	$106,896

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
The Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.
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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Assets measured at fair value on a recurring basis

As of December 31, 2011 and 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011 and 2012:

			Fair Value Measurements as of December 31, 2011 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$105,297	$105,297	$105,297	$—	$—
Government and agency securities	11,304	11,304	—	11,304	—
Corporate debt securities	11,057	11,057	—	11,057	—
Commercial paper	4,246	4,246	—	4,246	—
Certificates of deposit	3,000	3,000	—	3,000	—
Total	$134,904	$134,904	$105,297	$29,607	$—

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Fair Value Measurements as of December 31, 2012 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$27,854	$27,854	$27,854	$—	$—
Government and agency securities	30,181	30,181	—	30,181	—
Corporate debt securities	5,314	5,314	—	5,314	—
Commercial paper	9,293	9,293	—	9,293	—
Certificates of deposit	1,552	1,552	—	1,552	—
Municipal bonds	511	511	—	511	—
Total	$74,705	$74,705	$27,854	$46,851	$—

As of December 31, 2011 and 2012, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company utilizes an independent pricing service to assist in obtaining fair-value pricing for its Level 2 securities.  Where observable market data is available, the pricing service will use a weighted average price from a variety of data providers.  Where observable market data is not readily available, the pricing service will use a pricing model appropriate to the type and structure of the security.  The Company periodically evaluates the reasonableness of these models.
Assets and liabilities measured at fair value on a nonrecurring basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. The Company recorded a non-cash impairment charge of $1.7 million during the year ended December 31, 2010 to write-down its New Edge trade name. There were no material long-lived asset impairments during the years ended December 31, 2011 and 2012.
Fair value of debt

The estimated fair values of the Company’s Senior Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices in active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2011 and 2012:

	As of December 31, 2011		As of December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior secured notes	$346,856	$320,578	$307,994	$306,915
EarthLink senior notes	290,221	284,700	291,182	315,000
Total debt, excluding capital leases	$637,077	$605,278	$599,176	$621,915

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Additional cash flow information
Cash paid during the year for interest	$10,825	$59,170	$66,513
Cash paid during the year for income taxes	4,750	4,375	2,910
Noncash investing activity
Fair value of restricted stock units assumed in connection with acquisition	$2,275	$—	$—

18.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

During the year ended December 31, 2012, the Company changed the basis of measurement of segment income related to certain corporate operating expenses. Accordingly, the Company has reclassified segment operating expenses and segment operating income for all periods presented.

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Business Services
Revenues	$160,764	$938,259	$1,031,267
Cost of revenues (excluding depreciation and amortization)	90,677	473,004	536,519
Gross margin	70,087	465,255	494,748
Direct segment operating expenses	48,129	301,995	341,258
Segment operating income	$21,958	$163,260	$153,490
Consumer Services
Revenues	$461,448	$375,845	$317,710
Cost of revenues (excluding depreciation and amortization)	143,956	117,482	105,102
Gross margin	317,492	258,363	212,608
Direct segment operating expenses	90,209	73,293	67,526
Segment operating income	$227,283	$185,070	$145,082
Consolidated
Revenues	$622,212	$1,314,104	$1,348,977
Cost of revenues	234,633	590,486	641,621
Gross margin	387,579	723,618	707,356
Direct segment operating expenses	138,338	375,288	408,784
Segment operating income	249,241	348,330	298,572
Depreciation and amortization	23,390	160,083	183,304
Restructuring, acquisition and integration-related costs	22,368	32,068	18,244
Impairment of intangible assets	1,711	—	—
Corporate operating expenses	40,079	31,070	29,019
Income from operations	$161,693	$125,109	$68,005

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on revenues by groups of similar services and by segment for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Business Services
Retail services	$88,739	$760,158	$845,664
Wholesale services	36,792	136,224	151,910
Other services	35,233	41,877	33,693
Total revenues	160,764	938,259	1,031,267
Consumer Services
Access services	403,174	323,998	269,533
Value-added services	58,274	51,847	48,177
Total revenues	461,448	375,845	317,710
Total Revenues	$622,212	$1,314,104	$1,348,977

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

The Company’s Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company presents its Consumer Services revenue in the following two categories: (1) access services, which includes narrowband and broadband Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

19.  Condensed Consolidating Financial Information

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,312	$54,969	$32,340	$—	$157,621
Marketable securities	42,073	—	—	—	42,073
Restricted cash	—	—	1,013	—	1,013
Accounts receivable, net	9,490	60,623	42,652	—	112,765
Prepaid expenses	6,352	6,804	4,015	—	17,171
Deferred income taxes, net	1,234	7,506	7,214	—	15,954
Due from affiliates	90,778	25,715	4,714	(121,207)	—
Other current assets	7,862	7,520	4,921	—	20,303
Total current assets	228,101	163,137	96,869	(121,207)	366,900
Long-term marketable securities	4,778	—	—	—	4,778
Property and equipment, net	24,427	175,805	218,734	—	418,966
Long-term deferred income taxes, net	12,421	93,401	89,190	—	195,012
Goodwill	88,920	95,805	194,690	—	379,415
Purchased intangible assets, net	—	120,505	94,180	—	214,685
Investment in subsidiaries	686,772	—	—	(686,772)	—
Other long-term assets	8,842	9,969	843	—	19,654
Total assets	$1,054,261	$658,622	$694,506	$(807,979)	$1,599,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,654	$7,812	$8,326	$—	$18,792
Accrued payroll and related expenses	9,493	13,221	8,289	—	31,003
Other accrued liabilities	23,064	61,266	45,242	—	129,572
Deferred revenue	13,883	20,172	17,635	—	51,690
Due to affiliates	—	121,207	—	(121,207)	—
Current portion of debt and capital lease obligations	93	1,023	259	—	1,375
Total current liabilities	49,187	224,701	79,751	(121,207)	232,432
Long-term debt and capital lease obligations	291,534	15,086	308,270	—	614,890
Other long-term liabilities	3,139	22,679	7,466	—	33,284
Total liabilities	343,860	262,466	395,487	(121,207)	880,606
Stockholders’ equity:
Common stock	1,969	—	—	—	1,969
Additional paid-in capital	2,049,571	637,961	331,215	(960,773)	2,057,974
Accumulated deficit	(606,148)	(241,805)	(32,196)	274,001	(606,148)
Treasury stock, at cost	(735,003)	—	—	—	(735,003)
Accumulated other comprehensive income	12	—	—	—	12
Total stockholders’ equity	710,401	396,156	299,019	(686,772)	718,804
Total liabilities and stockholders’ equity	$1,054,261	$658,622	$694,506	$(807,979)	$1,599,410

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$339,369	$576,836	$440,344	$(7,572)	$1,348,977
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	110,674	312,726	225,793	(7,572)	641,621
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	96,544	205,105	136,154	—	437,803
Depreciation and amortization	7,818	104,574	70,912	—	183,304
Restructuring, acquisition and integration-related costs	9,391	6,362	2,491	—	18,244
Total operating costs and expenses	224,427	628,767	435,350	(7,572)	1,280,972
Income (loss) from operations	114,942	(51,931)	4,994	—	68,005
Interest expense and other, net	(27,506)	(6,793)	(29,117)	—	(63,416)
Equity in losses of subsidiaries	(53,818)	—	—	53,818	—
Income (loss) before income taxes	33,618	(58,724)	(24,123)	53,818	4,589
Income tax (provision) benefit	(26,098)	20,113	8,916	—	2,931
Net income (loss)	$7,520	$(38,611)	$(15,207)	$53,818	$7,520

Comprehensive income (loss)	$7,546	$(38,611)	$(15,207)	$53,818	$7,546

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$402,229	$464,867	$449,714	$(2,706)	$1,314,104
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	123,306	250,486	219,400	(2,706)	590,486
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	104,367	163,226	138,765	—	406,358
Depreciation and amortization	9,767	78,657	71,659	—	160,083
Restructuring, acquisition and integration-related costs	10,309	16,487	5,272	—	32,068
Total operating costs and expenses	247,749	508,856	435,096	(2,706)	1,188,995
Income (loss) from operations	154,480	(43,989)	14,618	—	125,109
Interest expense and other, net	(32,922)	(6,836)	(30,882)	—	(70,640)
Equity in losses of subsidiaries	(39,632)	—	—	39,632	—
Income (loss) before income taxes	81,926	(50,825)	(16,264)	39,632	54,469
Income tax (provision) benefit	(47,359)	21,963	5,494	—	(19,902)
Net income (loss)	$34,567	$(28,862)	$(10,770)	$39,632	$34,567

Comprehensive income (loss)	$34,312	$(28,862)	$(10,770)	$39,632	$34,312

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$494,450	$101,510	$26,603	$(351)	$622,212
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	151,404	70,606	12,974	(351)	234,633
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	130,288	37,869	10,260	—	178,417
Depreciation and amortization	11,319	7,186	4,885	—	23,390
Restructuring, acquisition and integration-related costs	15,603	—	6,765	—	22,368
Impairment of intangible assets	—	1,711	—	—	1,711
Total operating costs and expenses	308,614	117,372	34,884	(351)	460,519
Income (loss) from operations	185,836	(15,862)	(8,281)	—	161,693
Interest expense and other, net	(17,299)	(4,021)	(2,089)	—	(23,409)
Equity in losses of subsidiaries	(19,016)	—	—	19,016	—
Income (loss) before income taxes	149,521	(19,883)	(10,370)	19,016	138,284
Income tax (provision) benefit	(68,041)	7,086	4,151	—	(56,804)
Net income (loss)	$81,480	$(12,797)	$(6,219)	$19,016	$81,480

Comprehensive income (loss)	$81,227	$(12,797)	$(6,219)	$19,016	$81,227

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$28,265	$112,175	$50,615	$—	$191,055
Cash flows from investing activities:
Purchases of property and equipment	(9,369)	(84,410)	(53,581)	—	(147,360)
Purchases of investments in marketable securities	(73,060)	—	—	—	(73,060)
Sales and maturities of investments in marketable securities	55,816	—	—	—	55,816
Payment for investment in subsidiary stock	(33,475)	—	—	33,475	—
Change in restricted cash	—	—	768	—	768
Net cash used in investing activities	(60,088)	(84,410)	(52,813)	33,475	(163,836)
Cash flows from financing activities:
Principal payments under capital lease obligations	(49)	(1,286)	(33,952)	—	(35,287)
Repurchases of common stock	(25,415)	—	—	—	(25,415)
Payment of dividends	(21,128)	—	—	—	(21,128)
Proceeds from exercises of stock options	338	—	—	—	338
Proceeds from parent	—	—	33,475	(33,475)	—
Other	26	—	85	—	111
Net cash used in financing activities	(46,228)	(1,286)	(392)	(33,475)	(81,381)
Net (decrease) increase in cash and cash equivalents	(78,051)	26,479	(2,590)	—	(54,162)
Cash and cash equivalents, beginning of year	148,363	28,490	34,930	—	211,783
Cash and cash equivalents, end of year	$70,312	$54,969	$32,340	$—	$157,621

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$129,515	$(20,440)	$37,159	$—	$146,234
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(20,236)	—	(22,859)	—	(43,095)
Purchases of property and equipment	(9,341)	(42,815)	(49,811)	—	(101,967)
Purchases of marketable securities	(29,621)	—	—	—	(29,621)
Sales and maturities of investments in marketable securities	319,729	—	—	—	319,729
Payment for investment in subsidiary stock	(30,000)	—	—	30,000	—
Change in restricted cash	—	—	489	—	489
Other	(600)	(3,412)	71	—	(3,941)
Net cash provided by (used in) investing activities	229,931	(46,227)	(72,110)	30,000	141,594
Cash flows from financing activities:
Proceeds from issuance of debt, net of issues costs	278,256	—	—	—	278,256
Repayment of debt and capital lease obligations	(257,063)	(267,837)	(3,650)	—	(528,550)
Repurchases of common stock	(46,989)	—	—	—	(46,989)
Payment of dividends	(22,913)	—	—	—	(22,913)
Proceeds from exercises of stock options	619	—	—	—	619
Proceeds from parent	—	—	30,000	(30,000)	—
Change in due to/from affiliates, net	(360,608)	360,608	—	—	—
Other	—	634	(54)	—	580
Net cash (used in) provided by financing activities	(408,698)	93,405	26,296	(30,000)	(318,997)
Net (decrease) increase in cash and cash equivalents	(49,252)	26,738	(8,655)	—	(31,169)
Cash and cash equivalents, beginning of year	197,615	1,752	43,585	—	242,952
Cash and cash equivalents, end of year	$148,363	$28,490	$34,930	$—	$211,783

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$167,691	$(8,104)	$(5,138)	$—	$154,449
Cash flows from investing activities:
Purchase of business, net of cash acquired	(251,489)	—	59,237	—	(192,252)
Purchases of property and equipment	(6,447)	(7,063)	(10,515)	—	(24,025)
Purchases of investments in marketable securities	(362,127)	—	—	—	(362,127)
Sales and maturities of investments in marketable securities	132,592	—	—	—	132,592
Payments to settle precombination stock awards	—	—	(9,062)	—	(9,062)
Proceeds received from investments in other companies	1,618	—	—	—	1,618
Payment for investment in subsidiary stock	(10,000)	—	—	10,000	—
Change in restricted cash	—	—	(937)	—	(937)
Net cash (used in) provided by investing activities	(495,853)	(7,063)	38,723	10,000	(454,193)
Cash flows from financing activities:
Principal payments under capital lease obligations	(35)	—	—	—	(35)
Repurchases of common stock	(851)	—	—	—	(851)
Payment of dividends	(67,474)	—	—	—	(67,474)
Proceeds from exercises of stock options	2,829	—	—	—	2,829
Proceeds from issuance of stock subscription	—	—	10,000	(10,000)	—
Change in due to/from affiliates, net	(15,676)	15,676	—	—	—
Other financing activities	(2,768)	—	—	—	(2,768)
Net cash (used in) provided by financing activities	(83,975)	15,676	10,000	(10,000)	(68,299)
Net (decrease) increase in cash and cash equivalents	(412,137)	509	43,585	—	(368,043)
Cash and cash equivalents, beginning of year	609,752	1,243	—	—	610,995
Cash and cash equivalents, end of year	$197,615	$1,752	$43,585	$—	$242,952

EARTHLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.   Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2012. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended (1)
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(unaudited) (in thousands, except per share data)
Revenues	$243,018	$363,559	$357,290	$350,237	$344,376	$338,178	$334,786	$331,637
Cost of revenues	103,723	164,357	161,327	161,079	159,337	168,216	157,920	156,148
Income from operations	39,950	29,268	31,603	24,288	26,195	13,710	14,794	13,306
Net income (loss)	(10,627)	(3,644)	(1,937)	(3,694)	7,263	(1,106)	1,372	(9)
Net income (loss) per share (2):
Basic	$0.15	$0.06	$0.07	$0.04	$0.07	$(0.01)	$0.01	$—
Diluted	$0.15	$0.06	$0.07	$0.04	$0.07	$(0.01)	$0.01	$—
_______________________________________________________________________________

(1)
On April 1, 2011, the Company acquired One Communications. The results of operations of One Communications have been included in the Company's consolidated financial statements since the acquisition date.

(2)	The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2012 covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2013 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2012 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options,Warrants and Rights(a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	6,394,623	(1)	$8.06	(2)	18,877,926	(3)
Equity Compensation Plans Not Approved By Stockholders (4)	309,329		$9.48	(2)
Total	6,703,952
_______________________________________________________________________________

(1)	Includes 3,555,951 shares of Common Stock issuable upon exercise of outstanding stock options and 2,838,672 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)
The weighted-average exercise price does not take into account the restricted stock units described in footnotes (1) or (4) because the restricted stock units do not have an exercise price upon vesting.

(3)	This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink, Inc. 2011 Equity and Cash Incentive Plan	18,544,050
EarthLink, Inc. Equity Plan for Non-Employee Directors	333,876
18,877,926

(4)
Pursuant to our merger agreement with ITC^DeltaCom in 2010, we were required to assume certain ITC^DeltaCom restricted stock units that had been issued to ITC^DeltaCom employees under the ITC^DeltaCom Amended and Restated Stock Incentive Plan and to convert these restricted stock units into EarthLink restricted stock units. The number of

EarthLink restricted stock units was determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. As a result, approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 587,672 EarthLink restricted stock units. The assumption of the ITC^DeltaCom Amended and Restated Stock Incentive Plan by us qualified under the exception for plans or arrangements involving a merger or acquisition to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). As of December 31, 2012, 142,726 of these restricted stock units were outstanding.

Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception" to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2012, 166,603 of these options were outstanding. The options have an exercise price equal to the last reported price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.
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
1. Reports of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2011 and 2012
3. Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2011 and 2012
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2011 and 2012
5. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012
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

3.1—
Third Restated Certificate of Incorporation of EarthLink, Inc., as amended (incorporated by reference to Exhibit 3.1 EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2012—File No. 001-15605

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

4.3—
Indenture, dated May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink,  Inc.'s Current Report on Form 8-K dated May 17, 2011—File No. 001-15605).

4.4—
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

4.6—
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

10.18#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.19#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.20#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.21#—
Form of 2012 Non-Qualified Stock Option Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.22#—
Form of 2012 Incentive Stock Option Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2012 -File No. 001-15605).

10.23#—
EarthLink, Inc. 2012 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.24#—
EarthLink, Inc. Board of Directors Compensation Plan, effective May 2012 (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2012—File No. 001-15605).

10.25#—
Second Amended and Restated Change-in-Control Accelerated Vesting and Severance Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).

10.26#—	EarthLink, Inc. Severance Plan (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).
10.27#—
Second Amended and Restated Employment Agreement between the Company and Rolla P. Huff, dated October 18, 2011 (incorporated by reference to Exhibit 10.3 of EarthLink, Inc.'s Report on Form 8-K dated October 18, 2011—File No. 001-15605).

10.28—
Separation Agreement between the Company and Joseph M. Wetzel, dated October 15, 2012 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2012—File No. 001-15605).

10.29+—
High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).

10.30+—
Third Amendment, effective as of October 31, 2010, to the High-Speed Service Agreement, dated as of June 30, 2006, as amended, by and between Time Warner Cable Inc. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 1, 2010—File No. 001-15605).

10.31—
Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein (incorporated by referent to Exhibit 4.3 to ITC^DeltaCom, Inc.'s Report on Form 8-K dated April 9, 2010—File No. 000-23253).

10.32—
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

10.33—
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
______________________________________________________________________________

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
Rolla P. Huff,
Chairman of the Board, Chief Executive Officer and President
Date: February 20, 2013
________________________________________________________________________________________________________________________
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

Date:	February 20, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board, Chief Executive Officer and President (principal executive officer)

Date:	February 20, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)

Date:	February 20, 2013	/s/ S. MARCE FULLER
S. Marce Fuller, Lead Director

Date:	February 20, 2013	/s/ SUSAN D. BOWICK
Susan D. Bowick, Director

Date:	February 20, 2013	/s/ DAVID A. KORETZ
David A. Koretz, Director

Date:	February 20, 2013	/s/ GARRY K. MCGUIRE
Garry K. McGuire, Director

Date:	February 20, 2013	/s/ THOMAS E. WHEELER
Thomas E. Wheeler, Director

Date:	February 20, 2013	/s/ M. WAYNE WISEHART
M. Wayne Wisehart, Director