Form 10-Q
period 2013-03-31
EARTHLINK INC
filed 2013-05-07
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 30, 2013, 103,062,178 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

PART I

 Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,621	$146,148
Marketable securities	42,073	41,845
Restricted cash	1,013	1,013
Accounts receivable, net of allowance of $7,872 and $8,580 as of December 31, 2012 and March 31, 2013, respectively	112,765	109,953
Prepaid expenses	17,171	19,023
Deferred income taxes, net	15,954	9,902
Other current assets	20,303	24,042
Total current assets	366,900	351,926
Long-term marketable securities	4,778	4,108
Property and equipment, net	418,966	430,928
Long-term deferred income taxes, net	195,012	232,873
Goodwill	379,415	122,715
Other intangible assets, net	214,685	199,446
Other long-term assets	19,654	19,757
Total assets	$1,599,410	$1,361,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,792	$17,271
Accrued payroll and related expenses	31,003	22,792
Other accrued liabilities	129,572	143,514
Deferred revenue	51,690	51,287
Current portion of long-term debt and capital lease obligations	1,375	1,399
Total current liabilities	232,432	236,263
Long-term debt and capital lease obligations	614,890	613,666
Other long-term liabilities	33,284	32,455
Total liabilities	880,606	882,384
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and March 31, 2013	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,919 and 197,242 shares issued as of December 31, 2012 and March 31, 2013, respectively, and 102,739 and 103,062 shares outstanding as of December 31, 2012 and March 31, 2013, respectively	1,969	1,972
Additional paid-in capital	2,057,974	2,054,950
Accumulated deficit	(606,148)	(842,563)
Treasury stock, at cost, 94,180 shares as of December 31, 2012 and March 31, 2013	(735,003)	(735,003)
Accumulated other comprehensive income	12	13
Total stockholders’ equity	718,804	479,369
Total liabilities and stockholders’ equity	$1,599,410	$1,361,753
The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2013
	(in thousands, except per share data) (unaudited)
Revenues	$344,376	$320,016
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	159,337	154,424
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	110,069	108,069
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Restructuring, acquisition and integration-related costs	3,521	11,401
Total operating costs and expenses	318,181	573,994
Income (loss) from operations	26,195	(253,978)
Interest expense and other, net	(15,758)	(14,556)
Income (loss) before income taxes	10,437	(268,534)
Income tax (provision) benefit	(3,174)	32,119
Net income (loss)	$7,263	$(236,415)

Net income (loss) per share
Basic	$0.07	$(2.30)
Diluted	$0.07	$(2.30)
Weighted average common shares outstanding
Basic	106,258	102,913
Diluted	106,926	102,913

Dividends declared per share	$0.05	$0.05

Comprehensive income (loss)	$7,277	$(236,414)

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$7,263	$(236,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Loss (gain) on disposals and sales of fixed assets	502	(175)
Non-cash income taxes	1,244	(32,248)
Stock-based compensation	2,672	3,969
Amortization of debt discount, premium and issuance costs	(494)	(414)
Other operating activities	(219)	(210)
Decrease in accounts receivable, net	6,924	2,638
Decrease (increase) in prepaid expenses and other assets	3,965	(5,961)
(Decrease) increase in accounts payable and accrued and other liabilities	(746)	1,034
Decrease in deferred revenue	(154)	(474)
Net cash provided by operating activities	66,211	31,844
Cash flows from investing activities:
Purchases of property and equipment	(31,775)	(42,454)
Purchases of marketable securities	(19,187)	(15,792)
Sales and maturities of marketable securities	—	16,690
Purchase of customer relationships	—	(1,195)
Change in restricted cash	718	—
Other investing activities	32	—
Net cash used in investing activities	(50,212)	(42,751)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(415)	(381)
Payment of dividends	(5,441)	(199)
Proceeds from exercises of stock options	46	—
Other financing activities	31	14
Net cash used in financing activities	(5,779)	(566)
Net increase (decrease) in cash and cash equivalents	10,220	(11,473)
Cash and cash equivalents, beginning of period	211,783	157,621
Cash and cash equivalents, end of period	$222,003	$146,148

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 29,400 route fiber miles, 90 metro fiber rings and eight enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 14, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three months ended March 31, 2012 and 2013 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2013.

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

3.  Earnings per Share

The Company presents a dual presentation of basic and diluted earnings per share. Basic earnings per share represents net income (loss) divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The following table sets forth the computation for basic and diluted net income (loss) per share for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands, except per share data)
Numerator
Net income (loss)	$7,263	$(236,415)
Denominator
Basic weighted average common shares outstanding	106,258	102,913
Dilutive effect of Common Stock Equivalents	668	—
Diluted weighted average common shares outstanding	106,926	102,913

Basic net income (loss) per share	$0.07	$(2.30)
Diluted net income (loss) per share	$0.07	$(2.30)

During the three months ended March 31, 2012, approximately 2.4 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  Anti-dilutive securities could be dilutive in future periods. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended March 31, 2013 because such inclusion would have an anti-dilutive effect due to the Company's net loss.

4.  Acquisitions

On April 1, 2011, EarthLink completed its acquisition of One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. The fair value of consideration transferred was $39.9 million which consisted of $20.0 million in cash and $19.9 million for the issuance of EarthLink common stock. The assets acquired and liabilities assumed of One Communications were recognized at their acquisition date fair values, which included $87.4 million of goodwill. Approximately 59% of the goodwill is deductible for income tax purposes.
Pursuant to the terms of the merger agreement, the aggregate merger consideration included $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. As of December 31, 2012, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million had been returned to EarthLink. During the three months ended March 31, 2013, an arbitrator made a final decision with respect to the post-closing working capital adjustments. Pursuant to the arbitrator's decision, the Company will receive an additional $1.9 million of cash and 0.2 million shares of common stock valued at $1.3 million from the escrow account.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).  Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Severance and retention costs	$1,547	$4,727
Integration-related costs	1,151	5,002
Transaction-related costs	839	104
Facility-related costs	165	1,568
Legacy plan restructuring costs	(181)	—
Restructuring, acquisition and integration-related costs	$3,521	$11,401

During the three months ended March 31, 2013, the Company restructured its sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in the Company's sales workforce and some office closings. As a result, the Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

6.  Investments in Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012	As of March 31, 2013
	(in thousands)
Corporate debt securities	$30,181	$31,412
Government and agency securities	5,314	5,188
Commercial paper	9,293	8,291
Certificates of deposit	1,552	—
Municipal bonds	511	1,062
Total marketable securities	46,851	45,953
Less: classified as current	(42,073)	(41,845)
Total long-term marketable securities	$4,778	$4,108

Marketable securities consist of investments with original maturities greater than three months the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. As of March 31, 2013, all of the Company's long-term marketable securities were due within one to two years. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper, certificates of deposit and municipal bonds. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and in total comprehensive income (loss). Amounts reclassified out of accumulated other comprehensive income into earnings are determined

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following tables summarize gross unrealized gains and losses as of December 31, 2012 and March 31, 2013 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Corporate debt securities	$30,173	$—	$8	$30,181
Government and agency securities	5,311	—	3	5,314
Commercial paper	9,292	—	1	9,293
Certificates of deposit	1,552	—	—	1,552
Municipal bonds	511	—	—	511
	$46,839	$—	$12	$46,851

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Corporate debt securities	$31,401	$(4)	$15	$31,412
Government and agency securities	5,187	—	1	5,188
Commercial paper	8,291	—	—	8,291
Municipal bonds	1,061	—	1	1,062
	$45,940	$(4)	$17	$45,953

7.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2013 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2012
Goodwill	$88,920	$378,373	$467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	290,495	379,415

Goodwill impairment	—	(256,700)	(256,700)

Balance as of March 31, 2013
Goodwill	88,920	378,373	467,293
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$33,795	$122,715

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012			As of March 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$361,961	$(160,513)	$201,448	$363,156	$(175,148)	$188,008
Developed technology and software	24,311	(14,801)	9,510	24,311	(15,818)	8,493
Trade names	9,121	(6,345)	2,776	9,121	(6,978)	2,143
Other	1,800	(849)	951	1,800	(998)	802
	$397,193	$(182,508)	$214,685	$398,388	$(198,942)	$199,446

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2013, the weighted average amortization periods were 5.3 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three months ended March 31, 2012 and 2013 was as follows:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Amortization expense	$17,680	$16,434

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $49.2 million during the remaining nine months in the year ending December 31, 2013 and $61.3 million, $59.3 million, $28.5 million, and $1.1 million during the years ending December 31, 2014, 2015, 2016, and 2017, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Impairment of Goodwill
During the three months ended March 31, 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in the Company's market capitalization following the announcement of its fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
The Company tests its goodwill annually during the fourth quarter of each fiscal year or when events or changes in circumstances indicate that goodwill might be impaired. The Company's stock price and market capitalization declined during the three months ended March 31, 2013 following the announcement in mid-February 2013 of the Company's fourth quarter 2012 earnings and 2013 financial guidance. As a result of the sustained decrease in stock price and market capitalization, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended March 31, 2013.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The Company identified two reporting units for evaluating goodwill, which were Business Services and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry where each reporting unit operates.

Upon completion of the first step, the Company determined that the carrying value of its Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, estimated fair values were allocated to the identifiable assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its identifiable assets and liabilities. The impairment loss of $256.7 million during the three months ended March 31, 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Of this amount, $49.3 million was deductible for tax purposes. Approximately $33.8 million of goodwill attributable to the Business Services reporting unit remains as of March 31, 2013. The Company is still finalizing the second step of its goodwill impairment test. As such, the measurement of the impairment loss is an estimate and may require adjustment in a subsequent reporting period.

8.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012	As of March 31, 2013
	(in thousands)
Accrued taxes and surcharges	$33,016	$32,352
Accrued communications costs	39,174	32,486
Accrued interest	11,066	25,589
Amounts due to customers	15,913	17,451
Facility exit and restructuring liabilities	3,211	3,865
Other	27,192	31,771
Total other accrued liabilities	$129,572	$143,514

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012	As of March 31, 2013
	(in thousands)
ITC^DeltaCom senior secured notes due April 2016	$292,300	$292,300
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	15,694	14,605
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(8,818)	(8,563)
Capital lease obligations	17,089	16,723
Carrying value of debt and capital lease obligations	616,265	615,065
Less current portion of debt and capital lease obligations	(1,375)	(1,399)
Long-term debt and capital lease obligations	$614,890	$613,666

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

In December 2012, the Company exercised its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. The Company redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes on December 6, 2012. The redemption price was equal to 103% of the principal amount thereof, plus accrued and unpaid interest. Upon completion of the redemption, $292.3 million aggregate principal amount of the ITC^DeltaCom Notes remained outstanding. The Company recognized an $0.8 million gain on redemption.

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

Covenants. The indenture governing the ITC^DeltaCom Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of March 31, 2013, ITC^DeltaCom was in compliance with all of its covenants.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of March 31, 2013, the Company was in compliance with these covenants.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Revolving Credit Facility

General.  On May 20, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates on May 20, 2015, and all amounts outstanding thereunder shall be due and payable in full.  The Company paid $1.9 million of transaction fees related to the new senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of March 31, 2013, the Company’s Commitment Fee was 0.375% and the Company’s borrowing cost would be LIBOR plus 2.50% for LIBOR Rate Loans and the Base Rate plus 1.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of March 31, 2013. However, $1.6 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of March 31, 2013.

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

Additionally, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement). As of March 31, 2013, the Company was in compliance with these covenants. As a result of an increase in capital expenditures, the Company may not satisfy the minimum consolidated interest coverage ratio within the next twelve months. Based on discussion with the administrative agent for the Credit Agreement, the Company believes it would be able to amend the Credit Agreement to permit compliance with this covenant. However, if the Company breached this covenant, it would not be able to access funds under the revolving credit facility. This would not impact the Company's results of operations as no amounts are drawn under the credit facility. However, it would provide the Company with less flexibility for strategic transactions and other potential business needs.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

10.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2013, the Company had $73.5 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company did not repurchase any of its common stock pursuant to its share repurchase program during the three months ended March 31, 2012 and 2013.

Dividends

During the three months ended March 31, 2012 and 2013, cash dividends declared were $0.05 and $0.05 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $5.4 million and $0.2 million during the three months ended March 31, 2012 and 2013, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $2.7 million and $4.0 million during the three months ended March 31, 2012 and 2013, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2012	3,723	$8.12
Granted	2,301	6.08
Forfeited and expired	(165)	7.49
Outstanding as of March 31, 2013	5,859	7.34	7.8	$—
Vested and expected to vest as of March 31, 2013	5,667	$7.36	7.7	$—
Exercisable as of March 31, 2013	2,033	$8.58	4.5	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2013 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2013. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2013 was $13,000 and $0, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of March 31, 2013, there was $5.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes the status of the Company’s stock options as of March 31, 2013:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$6.08	to	$6.08	2,302	9.9	$6.08	—	$—
6.31	to	6.98	104	4.1	6.89	104	6.89
7.02	to	7.32	324	4.2	7.27	324	7.27
7.51	to	7.51	1,975	8.9	7.51	553	7.51
7.64	to	8.96	196	6.2	8.34	94	8.21
9.01	to	9.24	247	1.6	9.03	247	9.03
9.48	to	9.89	292	2.6	9.51	292	9.51
10.36	to	11.82	419	2.3	10.60	419	10.60
$6.08	to	$11.82	5,859	7.8	$7.34	2,033	$8.58

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The fair value of stock options granted during the three months ended March 31, 2013 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2013
Dividend yield	3.29%
Expected volatility	31.20%
Risk-free interest rate	0.88%
Expected life	5 years

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was $1.19 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2012	2,981	$7.90
Granted	2,148	6.08
Vested	(547)	8.23
Forfeited	(285)	7.54
Outstanding as of March 31, 2013	4,297	$6.97

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2012 and 2013 was $7.51 and $6.08, respectively.  As of March 31, 2013, there was $25.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2012 and 2013 was $3.8 million, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

12.  Income Taxes

The following table presents the components of the income tax (provision) benefit for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Current provision	$(1,930)	$(129)
Deferred (provision) benefit	(1,244)	32,248
Total income tax (provision) benefit	$(3,174)	$32,119

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The income tax provision for the three months ended March 31, 2013 represents an effective rate of 12%, including tax expense of $0.2 million for discrete items, which represents (.06)% of the effective tax rate.  The effective rate differs from the federal statutory rate of 35% primarily because of the impairment of non-deductible goodwill, as well as state taxes. The discrete expense for the three months ended March 31, 2013 relates to stock based compensation, prior year state tax items and additional penalties and interest related to uncertain tax positions. The current tax provision for the three months ended March 31, 2013 was due to the prior year state tax items and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

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

The Company recognizes deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of valuation allowance. Adjustments could be required in the future if it is estimated that the amount of deferred tax assets that are "more-likely-than-not" able to be realized is more or less than the net amount recorded. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, California, Florida, Georgia, Massachusetts, New York and North Carolina as material tax jurisdictions for purposes of calculating its uncertain tax positions.  The Company believes that its income tax filing positions and deductions through the period ended March 31, 2013 will not result in a material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. As of March 31, 2013, $0.7 million of interest and $0.8 million of penalties had been accrued.

There has been no change in the amount of unrecognized tax benefits for the three months ended March 31, 2013. Within the next twelve months, it is reasonably possible that approximately $1.0 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Assets measured at fair value on a recurring basis

As of December 31, 2012 and March 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013:

			Fair Value Measurements as of December 31, 2012 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$27,854	$27,854	$27,854	$—	$—
Corporate debt securities	30,181	30,181	—	30,181	—
Government and agency securities	5,314	5,314	—	5,314	—
Commercial paper	9,293	9,293	—	9,293	—
Certificates of deposit	1,552	1,552	—	1,552	—
Municipal bonds	511	511	—	511	—
Total	$74,705	$74,705	$27,854	$46,851	$—

			Fair Value Measurements as of March 31, 2013 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$43,800	$43,800	$43,800	$—	$—
Corporate debt securities	31,412	31,412	—	31,412	—
Government and agency securities	5,188	5,188	—	5,188	—
Commercial paper	8,291	8,291	—	8,291	—
Municipal bonds	1,062	1,062	—	1,062	—
Total	$89,753	$89,753	$43,800	$45,953	$—

As of December 31, 2012 and March 31, 2013, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company utilizes an independent pricing service to assist in obtaining fair-value pricing for its Level 2 securities.  Where observable market data is available, the pricing service will use a weighted average price from a variety of data providers.  Where observable market data is not readily available, the pricing service will use a pricing model appropriate to the type and structure of the security.  The Company periodically evaluates the reasonableness of these models.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Fair value of debt

The estimated fair values of the Company’s Senior Notes and ITC^DeltaCom Notes were determined based on Level 1 input using quoted prices in active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2012 and March 31, 2013:

	As of December 31, 2012		As of March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
ITC^DeltaCom senior notes	$307,994	$306,915	$306,905	$306,915
EarthLink senior notes	291,182	315,000	291,437	304,500
Total debt, excluding capital leases	$599,176	$621,915	$598,342	$611,415

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the three months ended March 31, 2012 and 2013 is as follows:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Business Services
Revenues	$260,264	$247,791
Cost of revenues (excluding depreciation and amortization)	131,818	129,477
Gross margin	128,446	118,314
Direct segment operating expenses	86,024	86,003
Segment operating income	$42,422	$32,311
Consumer Services
Revenues	$84,112	$72,225
Cost of revenues (excluding depreciation and amortization)	27,519	24,947
Gross margin	56,593	47,278
Direct segment operating expenses	16,399	12,482
Segment operating income	$40,194	$34,796
Consolidated
Revenues	$344,376	$320,016
Cost of revenues	159,337	154,424
Gross margin	185,039	165,592
Direct segment operating expenses	102,423	98,485
Segment operating income	82,616	67,107
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Restructuring, acquisition and integration-related costs	3,521	11,401
Corporate operating expenses	7,646	9,584
Income (loss) from operations	$26,195	$(253,978)

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2012 and 2013 is as follows:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Business Services
Retail services	$214,935	$201,081
Wholesale services	36,942	38,858
Other services	8,387	7,852
Total revenues	260,264	247,791
Consumer Services
Access services	71,767	60,740
Value-added services	12,345	11,485
Total revenues	84,112	72,225
Total Revenues	$344,376	$320,016

The Company’s Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment and web hosting. The Company's IT services, which are included within its retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities.
Patents. From time to time, the Company receives notices of infringement of patent rights from parties claiming to own patents related to certain of the Company's services and products. While the Company has been subject to these disputes in the past, the number has increased since the acquisitions of ITC^DeltaCom and One Communications. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Most of these matters are in preliminary stages. The Company intends to vigorously defend its position with respect to all of these matters.
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
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, the Company could record additional expense of up to $5.3 million for unrecorded disputed amounts.
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

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The Parent column represents EarthLink’s stand-alone results and its investment in all of its subsidiaries presented using the equity method of accounting. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column. Certain amounts in the prior period condensed consolidating balance sheet and condensed consolidating statement of comprehensive loss have been reclassified to conform with the current period presentation as a result of presenting the information of subsidiaries on a stand-alone basis.

The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104,481	$6,045	$35,622	$—	$146,148
Marketable securities	41,845	—	—	—	41,845
Restricted cash	—	—	1,013	—	1,013
Accounts receivable, net	9,014	58,112	42,827	—	109,953
Prepaid expenses	5,577	8,586	4,860	—	19,023
Deferred income taxes, net	(445)	4,412	—	5,935	9,902
Due from affiliates	93,582	6,821	—	(100,403)	—
Other current assets	4,389	11,298	8,878	(523)	24,042
Total current assets	258,443	95,274	93,200	(94,991)	351,926
Long-term marketable securities	4,108	—	—	—	4,108
Property and equipment, net	25,753	181,586	223,589	—	430,928
Long-term deferred income taxes, net	(9,347)	89,900	—	152,320	232,873
Goodwill	88,920	95,805	194,690	(256,700)	122,715
Purchased intangible assets, net	—	111,777	87,669	—	199,446
Investment in subsidiaries	672,600	—	—	(672,600)	—
Other long-term assets	8,633	9,569	1,032	523	19,757
Total assets	$1,049,110	$583,911	$600,180	$(871,448)	$1,361,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,043	$8,601	$5,627	$—	$17,271
Accrued payroll and related expenses	3,761	11,950	7,081	—	22,792
Other accrued liabilities	36,522	57,266	49,726	—	143,514
Deferred revenue	13,502	20,060	17,725	—	51,287
Due to affiliates	—	89,387	11,016	(100,403)	—
Current portion of debt and capital lease obligations	87	1,079	233	—	1,399
Total current liabilities	56,915	188,343	91,408	(100,403)	236,263
Long-term debt and capital lease obligations	291,766	14,766	307,134	—	613,666
Other long-term liabilities	3,218	22,568	6,669	—	32,455
Total liabilities	351,899	225,677	405,211	(100,403)	882,384
Stockholders’ equity:
Common stock	1,972	—	—	—	1,972
Additional paid-in capital	2,054,950	635,421	255,612	(891,033)	2,054,950
Accumulated deficit	(624,721)	(277,187)	(60,643)	119,988	(842,563)
Treasury stock, at cost	(735,003)	—	—	—	(735,003)
Accumulated other comprehensive income	13	—	—	—	13
Total stockholders’ equity	697,211	358,234	194,969	(771,045)	479,369
Total liabilities and stockholders’ equity	$1,049,110	$583,911	$600,180	$(871,448)	$1,361,753

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,312	$54,969	$32,340	$—	$157,621
Marketable securities	42,073	—	—	—	42,073
Restricted cash	—	—	1,013	—	1,013
Accounts receivable, net	9,490	60,623	42,652	—	112,765
Prepaid expenses	6,352	6,804	4,015	—	17,171
Deferred income taxes, net	1,234	5,932	—	8,788	15,954
Due from affiliates	90,778	25,715	4,714	(121,207)	—
Other current assets	7,862	7,520	4,921	—	20,303
Total current assets	228,101	161,563	89,655	(112,419)	366,900
Long-term marketable securities	4,778	—	—	—	4,778
Property and equipment, net	24,427	175,805	218,734	—	418,966
Long-term deferred income taxes, net	12,421	71,656	—	110,935	195,012
Goodwill	88,920	95,805	194,690	—	379,415
Purchased intangible assets, net	—	120,505	94,180	—	214,685
Investment in subsidiaries	695,175	—	—	(695,175)	—
Other long-term assets	8,842	9,969	843	—	19,654
Total assets	$1,062,664	$635,303	$598,102	$(696,659)	$1,599,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,654	$7,812	$8,326	$—	$18,792
Accrued payroll and related expenses	9,493	13,221	8,289	—	31,003
Other accrued liabilities	23,064	61,266	45,242	—	129,572
Deferred revenue	13,883	20,172	17,635	—	51,690
Due to affiliates	—	121,207	—	(121,207)	—
Current portion of debt and capital lease obligations	93	1,023	259	—	1,375
Total current liabilities	49,187	224,701	79,751	(121,207)	232,432
Long-term debt and capital lease obligations	291,534	15,086	308,270	—	614,890
Other long-term liabilities	3,139	22,679	7,466	—	33,284
Total liabilities	343,860	262,466	395,487	(121,207)	880,606
Stockholders’ equity:
Common stock	1,969	—	—	—	1,969
Additional paid-in capital	2,057,974	634,388	254,289	(888,677)	2,057,974
Accumulated deficit	(606,148)	(261,551)	(51,674)	313,225	(606,148)
Treasury stock, at cost	(735,003)	—	—	—	(735,003)
Accumulated other comprehensive income	12	—	—	—	12
Total stockholders’ equity	718,804	372,837	202,615	(575,452)	718,804
Total liabilities and stockholders’ equity	$1,062,664	$635,303	$598,102	$(696,659)	$1,599,410

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$77,102	$139,960	$105,186	$(2,232)	$320,016
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	26,216	80,477	49,963	(2,232)	154,424
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	22,065	50,224	35,780	—	108,069
Depreciation and amortization	1,620	23,856	17,924	—	43,400
Impairment of goodwill	—	—	—	256,700	256,700
Restructuring, acquisition and integration-related costs	3,552	4,234	3,615	—	11,401
Total operating costs and expenses	53,453	158,791	107,282	254,468	573,994
Income (loss) from operations	23,649	(18,831)	(2,096)	(256,700)	(253,978)
Interest expense and other, net	(6,729)	(968)	(6,859)	—	(14,556)
Equity in losses of subsidiaries	(24,605)	—	—	24,605	—
Loss before income taxes	(7,685)	(19,799)	(8,955)	(232,095)	(268,534)
Income tax (provision) benefit	(10,888)	4,163	(14)	38,858	32,119
Net loss	$(18,573)	$(15,636)	$(8,969)	$(193,237)	$(236,415)

Comprehensive loss	$(18,572)	$(15,636)	$(8,969)	$(193,237)	$(236,414)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$89,893	$144,348	$111,955	$(1,820)	$344,376
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	29,014	77,603	54,540	(1,820)	159,337
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	24,042	52,412	33,615	—	110,069
Depreciation and amortization	1,925	26,000	17,329	—	45,254
Restructuring, acquisition and integration-related costs	1,786	1,461	274	—	3,521
Total operating costs and expenses	56,767	157,476	105,758	(1,820)	318,181
Income (loss) from operations	33,126	(13,128)	6,197	—	26,195
Interest expense and other, net	(6,474)	(1,769)	(7,515)	—	(15,758)
Equity in losses of subsidiaries	(11,191)	—	—	11,191	—
Income (loss) before income taxes	15,461	(14,897)	(1,318)	11,191	10,437
Income tax (provision) benefit	(9,414)	5,148	(124)	1,216	(3,174)
Net income (loss)	$6,047	$(9,749)	$(1,442)	$12,407	$7,263

Comprehensive income (loss)	$6,061	$(9,749)	$(1,442)	$12,407	$7,277

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$35,541	$(27,076)	$23,379	$—	$31,844
Cash flows from investing activities:
Purchases of property and equipment	(2,043)	(20,388)	(20,023)	—	(42,454)
Purchases of marketable securities	(15,792)	—	—	—	(15,792)
Sales and maturities of marketable securities	16,690	—	—	—	16,690
Purchase of customer relationships	—	(1,195)	—	—	(1,195)
Net cash used in investing activities	(1,145)	(21,583)	(20,023)	—	(42,751)
Cash flows from financing activities:
Principal payments under capital lease obligations	(28)	(265)	(88)	—	(381)
Payment of dividends	(199)	—	—	—	(199)
Other	—	—	14	—	14
Net cash used in financing activities	(227)	(265)	(74)	—	(566)
Net increase (decrease) in cash and cash equivalents	34,169	(48,924)	3,282	—	(11,473)
Cash and cash equivalents, beginning of period	70,312	54,969	32,340	—	157,621
Cash and cash equivalents, end of period	$104,481	$6,045	$35,622	$—	$146,148

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$24,748	$16,817	$24,646	$—	$66,211
Cash flows from investing activities:
Purchases of property and equipment	(4,316)	(12,882)	(14,577)	—	(31,775)
Purchases of marketable securities	(19,187)	—	—	—	(19,187)
Change in restricted cash	—	—	718	—	718
Other	16	15	1	—	32
Net cash used in investing activities	(23,487)	(12,867)	(13,858)	—	(50,212)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(9)	(276)	(130)	—	(415)
Payment of dividends	(5,441)	—	—	—	(5,441)
Proceeds from exercises of stock options	46	—	—	—	46
Change in due to/from affiliates, net	(8,006)	8,006	—	—	—
Other	—	—	31	—	31
Net cash (used in) provided by financing activities	(13,410)	7,730	(99)	—	(5,779)
Net (decrease) increase in cash and cash equivalents	(12,149)	11,680	10,689	—	10,220
Cash and cash equivalents, beginning of period	148,363	28,490	34,930	—	211,783
Cash and cash equivalents, end of period	$136,214	$40,170	$45,619	$—	$222,003

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the following sections:

•	Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Cautionary Note Regarding Factors That May Affect Future Results

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 29,400 route miles of fiber, 90 metro fiber rings and eight enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

First Quarter 2013 Highlights

•	Total revenues were $320.0 million, a 7% decrease compared to the three months ended March 31, 2012, consisting of a $12.5 million decrease in Business Services revenue and a $11.9 million decrease in Consumer Services revenue

•
Net loss was $236.4 million, compared to net income of $7.3 million during the three months ended March 31, 2012 (net loss during the three months ended March 31, 2013 includes a pre-tax non-cash goodwill impairment charge of $256.7 million)

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $61.5 million, a decrease from $77.6 million during the three months ended March 31, 2012 due to the decrease in total revenues and an increase in costs to grow our Business Services, offset by cost synergies from integrating acquisitions

•	Net cash provided by operating activities was $31.8 million for the three months ended March 31, 2013, a decrease from $66.2 million during the comparable period in 2012

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $19.0 million during the three months ended March 31, 2013, a decrease from $45.9 million during the three months ended March 31, 2012

•
Cash used in investing activities and cash used in financing activities were $42.8 million and $0.6 million, respectively, for the three months ended March 31, 2013, compared to cash used in investing activities and cash used in financing activities of $50.2 million and $5.8 million, respectively, during the three months ended March 31, 2012

Business Strategy

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
Legacy business services revenues. Our legacy business service revenues, specifically traditional voice services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. Churn has been improving, but the rate of new customer bookings of legacy products has not consistently kept up with expectations. In addition, revenues have been adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. To counteract trends in our legacy Business Services revenues, we are focused on building long-term customer relationships, offering a diverse portfolio of IT services and investing in additional data centers, our fiber network and our next generation cloud services. We are also taking steps to lower the cost structure of our legacy Business Services. In January 2013, we decided to exit telecom systems sales after the first half of 2013, which was a low margin, non-recurring revenue stream. This will allow us to focus on our hosted VoIP products.
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

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Revenues	$344,376	$320,016
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	159,337	154,424
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	110,069	108,069
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Restructuring, acquisition and integration-related costs	3,521	11,401
Total operating costs and expenses	318,181	573,994
Income (loss) from operations	26,195	(253,978)
Interest expense and other, net	(15,758)	(14,556)
Income (loss) before income taxes	10,437	(268,534)
Income tax (provision) benefit	(3,174)	32,119
Net income (loss)	$7,263	$(236,415)

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,				Change
		% of		% of
	2012	Total	2013	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$214,935	83%	$201,081	81%	$(13,854)	(6)%
Wholesale services	36,942	14%	38,858	16%	1,916	5%
Other	8,387	3%	7,852	3%	(535)	(6)%
Total revenues	260,264	100%	247,791	100%	(12,473)	(5)%
Consumer Services
Access services	71,767	85%	60,740	84%	(11,027)	(15)%
Value-added services	12,345	15%	11,485	16%	(860)	(7)%
Total revenues	84,112	100%	72,225	100%	(11,887)	(14)%
Total revenues	$344,376		$320,016		$(24,360)	(7)%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. Total Business Services revenue decreased $12.5 million during the three months ended March 31, 2013 compared to the prior year period, as further discussed below.

We expect continued declines in Business Services revenues from traditional voice services and other legacy products, including a decline as a result of our decision to exit sales of legacy voice equipment after the first half of 2013, which will negatively impact Business Services revenues in 2013. Business Services revenues will also be adversely impacted as a result of the rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products, competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we continue to emphasize our diverse portfolio of communications and IT services and are focused on growing our suite of IT services. As a result, we expect the mix of our retail Business Service revenues to change over time, from legacy services to IT services. We are also focused on growing our wholesale services as we capitalize on unique fiber routes within our footprint.
Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three months ended March 31, 2013 compared to the prior year period:

Three Months Ended
March 31, 2013
(in millions)
Due to decline in legacy products (a)	$(20.1)
Due to growth products (b)	4.8
Due to IT services product launches (c)	1.5
Total change in retail services revenues	$(13.8)
______________

(a)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services

(b)	Increase due to sales of growth products, including MultiProtocol Label Switching ("MPLS") and hosted Voice-over-Internet Protocol (“VoIP”)

(c)	Increase due to new IT services product launches over the past year

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers. The increase in wholesale services revenues during the three months ended March 31, 2013 compared to the prior year period was primarily due to $1.2 million favorable adjustment recognized during the three months ended March 31, 2013 associated with the One Communications acquisition. During the three months ended March 31, 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition.

Other Services. Other services includes the sale of customer premises equipment and web hosting. The decrease in other services revenues during the three months ended March 31, 2013 compared to the prior year period was primarily due to a decrease in legacy web hosting revenues. Also contributing to the decrease was a reduction in the volume of customer premise equipment sold.

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

The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.3 million during the three months ended March 31, 2012 to 1.1 million during the three months ended March 31, 2013.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for narrowband Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 2.5% during the three months ended March 31, 2012 to 2.2% during the three months ended March 31, 2013, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base.

We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to remain stable as our customer base becomes longer tenured and churn rates go down. Consistent with trends in the Internet access industry, we expect the mix of our consumer access subscriber base to continue to shift from narrowband access to broadband access customers.

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

The decrease in value-added services revenues was due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decrease were attributable to the overall decline in average consumer subscribers.

Cost of revenues

The following table presents cost of revenues by segment for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollar	Percent
	(dollars in thousands)
Business Services	$131,818	$129,477	$(2,341)	(2)%
Consumer Services	27,519	24,947	(2,572)	(9)%
Total cost of revenues	$159,337	$154,424	$(4,913)	(3)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three months ended March 31, 2013 compared to the prior year period:

Three Months Ended
March 31, 2013
(in millions)
Due to decline in legacy products (a)	$(2.6)
Due to reduction of IRU liability (b)	(1.8)
Due to favorable One Communications settlement (c)	(0.9)
Due to IT services product launches (d)	3.0
Total change in Business Services cost of revenues	$(2.3)
______________

(a)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP

(b)	Decrease due to the renegotiation of an IRU agreement recorded as a liability in purchase accounting for ITC^DeltaCom

(c)
Decrease due to a favorable adjustment recognized during the three months ended March 31, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition

(d)	Increase due to IT services product launches over the past year

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

The decrease in Consumer Services cost of revenues compared to the prior year period was primarily due to the decline in average consumer services subscribers. Partially offsetting this decrease was an increase due to the shift in mix from narrowband to broadband customers.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$110,069	$108,069	$(2,000)	(2)%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three months ended March 31, 2013 compared to the prior year period:

Three Months Ended
March 31, 2013
(in millions)
Due to decline in people-related costs (a)	$(5.2)
Due to favorable One Communications settlement (b)	(1.1)
Due to increase in reserves for loss contingencies (c)	3.0
Due to increase in stock-based compensation (d)	1.3
Total change in Business Services cost of revenues	$(2.0)
______________

(a)	Decrease due to decline in people costs resulting from reduction in headcount over the past year and synergies from integrating our businesses

(b)
Decrease due to a favorable adjustment recognized during the three months ended March 31, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition

(c)	Increase due to additional reserves for loss contingencies recorded during the three months ended March 31, 2013

(d)
Increase in stock-based compensation expense due to an increase in grants over the past year and additional costs related to our 2013 annual bonus plan as certain employees will receive a portion of their 2013 bonus in restricted stock units.

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

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$27,574	$26,966	$(608)	(2)%
Amortization expense	17,680	16,434	(1,246)	(7)%
Total	$45,254	$43,400	$(1,854)	(4)%

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

The decrease in depreciation and amortization expense during the three months ended March 31, 2013 compared to the prior year period was primarily due to definite-lived intangible assets becoming fully amortized over the past year and property and equipment becoming fully depreciated over the past year.

Impairment of goodwill

During the three months ended March 31, 2013, we recognized a $256.7 million non-cash impairment charge to goodwill related to our Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in our market capitalization following the announcement of our fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
We test our goodwill annually during the fourth quarter of each fiscal year or when events or changes in circumstances indicate that goodwill might be impaired. Our stock price and market capitalization declined during the three months ended March 31, 2013 following the announcement in mid-February 2013 of our fourth quarter 2012 earnings and 2013 financial guidance. As a result of the sustained decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of our financial statements for the three months ended March 31, 2013.
Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. We identified two reporting units for evaluating goodwill, which were Business Services and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of our reporting units with the reporting units' carrying amounts, including goodwill. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. We selected guideline companies in the industry where each reporting unit operates.

Upon completion of the first step, we determined that the carrying value of our Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its assets and liabilities. The impairment loss of $256.7 million during the three months ended March 31, 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We are still finalizing the second step of our goodwill impairment test. As such, the measurement of the impairment loss is an estimate and may require adjustment in a subsequent reporting period.
Approximately $33.8 million of goodwill attributable to the Business Services reporting unit remains as of March 31, 2013. Deterioration in market conditions or estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(in thousands)
Severance and retention costs	$1,547	$4,727	$3,180	206%
Integration-related costs	1,151	5,002	3,851	335%
Transaction-related costs	839	104	(735)	(88)%
Facility-related costs	165	1,568	1,403	850%
Legacy plan restructuring costs	(181)	—	181	(100)%
Restructuring, acquisition and integration-related costs	$3,521	$11,401	$7,880	224%

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The increase in restructuring, acquisition and integration-related costs compared to the prior year period was primarily due to an increase in integration-related costs such as severance costs incurred to eliminate duplicate positions and gain synergies, costs to exit duplicate facilities, and costs to integrate operating support systems and networks. During the first quarter of 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some office closings. We also decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which resulted in a small number of position eliminations.
We expect to incur additional integration costs related to our acquisitions. Once the businesses are fully integrated, we expect to realize cost synergies from the combined businesses. However, we may incur upfront costs to gain these synergies, which may take longer or present greater cost to realize than originally anticipated. Such costs may include severance and employee benefits, the elimination of duplicate facilities and contracts and costs to develop common operating platforms.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Interest expense	$15,749	$14,817	$(932)	(6)%
Interest income	(72)	(48)	24	(33)%
Other, net	81	(213)	(294)	(363)%
Total	$15,758	$14,556	(1,202)	(8)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, compared to the prior year period was primarily due to the redemption of $32.5 million aggregate principal amount of our 10.5% senior secured notes due April 1, 2016 (the "ITC^DeltaCom Notes") on December 6, 2012. Partially offsetting this decrease was a decrease in interest income due to lower investment yields and lower cash and marketable securities.

Income tax (provision) benefit

The following table presents the components of the income tax (provision) benefit for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Current provision	$(1,930)	$(129)
Deferred (provision) benefit	(1,244)	32,248
Total income tax (provision) benefit	$(3,174)	$32,119

The current tax provision for the three months ended March 31, 2013 was due to discrete items of prior year state tax expense and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

We have a valuation allowance of $38.6 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $6.6 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

We recognize deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of valuation allowance. Adjustments could be required in the future if we estimate that the amount of deferred tax assets that we are more-likely-than-not able to realize is more or less than the net amount we have recorded. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).
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

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of March 31, 2012 and 2013:

	March 31, 2012	March 31, 2013

Total fiber optic route miles (a)	28,804	29,421
Colocations	1,415	1,483
Voice and data switches	56	61

(a) As of March 31, 2012 and 2013, includes 24,859 and 25,476, respectively, route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$260,264	$247,791	$(12,473)	(5)%
Segment operating income	42,422	32,311	(10,111)	(24)%

The decrease in Business Services revenues during the three months ended March 31, 2013 compared to the prior year period was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease was partially offset by an increase in revenues from our newer products, including IT services and MPLS, and an increase due to the favorable settlement of working capital adjustments associated with the acquisition of One Communications recorded during 2013.

The decrease in Business Services operating income during the three months ended March 31, 2013 was primarily due to the decrease in revenues discussed above and an increase in operating costs for IT services. Partially offsetting these decreases was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and the decline in cost of revenue for certain legacy products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
Consumer Subscriber Activity
Subscribers at beginning of period	1,350,000	1,152,000
Gross organic subscriber additions	45,000	31,000
Churn	(100,000)	(76,000)
Subscribers at end of period (a)	1,295,000	1,107,000

Consumer Metrics
Average narrowband subscribers (b)	722,000	614,000
Average broadband subscribers (b)	600,000	514,000
Average consumer subscribers (b)	1,322,000	1,128,000

ARPU (c)	$21.20	$21.34
Churn rate (d)	2.5%	2.2%

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

(c) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing revenue for the period by the average number of subscribers for the period. Revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services.

(d) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$84,112	$72,225	$(11,887)	(14)%
Segment operating income	40,194	34,796	(5,398)	(13)%

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$66,211	$31,844	$(34,367)	(52)%
Net cash used in investing activities	(50,212)	(42,751)	7,461	(15)%
Net cash used in financing activities	(5,779)	(566)	5,213	(90)%
Net increase (decrease) in cash and cash equivalents	$10,220	$(11,473)	$(21,693)	(212)%

Operating activities

The decrease in cash provided by operating activities during the three months ended March 31, 2013 compared to the prior year period was primarily due to the overall decrease in revenues as well as a decrease in working capital related to timing of accounts receivable, prepaid expenses and other assets and accounts payable.

Investing activities

The decrease in net cash used in investing activities during the three months ended March 31, 2013 compared to the prior year period was primarily due to a net decrease in purchases of marketable securities. During the three months ended March 31, 2012, we purchased $19.2 million in marketable securities, compared to net sales and maturities of marketable securities of $0.9 million during the three months ended March 31, 2013. Partially offsetting this decrease was a $10.7 million increase in capital expenditures as we expand our fiber network and upgrade our network and technology infrastructure.

Financing activities

The decrease in net cash used in financing activities during the three months ended March 31, 2013 compared to the prior year period was primarily due to a decrease in dividend payments related to timing of our quarterly dividend payment to shareholders. During the three months ended March 31, 2012 and 2013, cash dividends declared were $0.05 per share. However, our first quarter 2012 dividend payment was paid to shareholders of record within the quarter and our first quarter 2013 dividend payment was paid to shareholders of record subsequent to the quarter in April 2013.

Future Uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including ITC^DeltaCom's outstanding $292.3 million aggregate principal amount of the ITC^DeltaCom Notes, our $300.0 million aggregate principal amount of Senior Notes in May 2011 and our $150.0 million revolving credit facility. We expect to use cash for interest payments. Additionally, we may use cash to redeem the ITC^DeltaCom Notes in accordance with the terms of the related indenture, to purchase the ITC^DeltaCom Notes in the open market or to refinance with new debt. While we discontinued the refinancing efforts we undertook in the first quarter of 2013 due to market conditions, we continue to evaluate our refinancing alternatives.

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

Investments in our Business Services segment. One of our key strategies is to grow our Business Services revenue. We are deploying a wide array of cloud, managed security and IT support services. We expect to invest cash in sales and marketing efforts and resources required to support our business services, including investments in search engine marketing campaigns and advertising to increase brand awareness.

Restructuring, acquisition and integration-related costs. We expect to continue to use cash for one-time costs related to our acquisitions, including severance costs and integration-related costs. We are currently integrating our operating support system and certain billing systems, which we expect to be substantially completed in 2013. We expect to incur expenses in connection with completing our integration. In January 2013, we restructured our sales organization in order to better meet the needs of the IT services market and decided to exit telecom systems sales early in 2013 to focus on our hosted VoIP platform for new voice customers. We will continue to evaluate our business, and may incur costs for additional restructuring activities.

Dividends. During the three months ended March 31, 2012 and 2013, cash dividends declared were $0.05 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the three months ended March 31, 2012 and 2013, we generated $66.2 million and $31.8 million in cash from operations, respectively. As of March 31, 2013, we had $146.1 million in cash and cash equivalents and $46.0 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $150.0 million. The senior secured revolving credit facility terminates in May 2015, and at that time any amounts outstanding thereunder shall be due and payable in full. As of March 31, 2013, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for at least the next 12 months. However, to refinance existing indebtedness, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $150.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of March 31, 2013. As a result of an increase in capital expenditures, we may not satisfy the minimum consolidated interest coverage ratio set forth in our revolving credit facility in the future. Based on discussion with the administrative agent for the Credit Agreement, we believe we would be able to amend the Credit Agreement to permit compliance with this covenant. However, if we breached this covenant, we would not be able to access funds under the revolving credit facility. This would not impact our results of operations as no amounts are drawn under the credit facility. However, it would provide us with less flexibility for strategic transactions and other potential business needs.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2013, we had utilized approximately $676.5 million pursuant to the authorizations and had $73.5 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs.  Unlevered Free Cash Flow is defined as net income before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, and restructuring, acquisition and integration-related costs, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Net income (loss)	$7,263	$(236,415)
Interest expense and other, net	15,758	14,556
Income tax provision (benefit)	3,174	(32,119)
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Stock-based compensation expense	2,672	3,969
Restructuring, acquisition and integration-related costs	3,521	11,401
Adjusted EBITDA	$77,642	$61,492

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Net income (loss)	$7,263	$(236,415)
Interest expense and other, net	15,758	14,556
Income tax provision (benefit)	3,174	(32,119)
Depreciation and amortization	45,254	43,400
Impairment of goodwill	—	256,700
Stock-based compensation expense	2,672	3,969
Restructuring, acquisition and integration-related costs	3,521	11,401
Purchases of property and equipment	(31,775)	(42,454)
Unlevered Free Cash Flow	$45,867	$19,038

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Net cash provided by operating activities	$66,211	$31,844
Income tax provision (benefit)	3,174	(32,119)
Non-cash income taxes	(1,244)	32,248
Interest expense and other, net	15,758	14,556
Amortization of debt discount, premium and issuance costs	494	414
Restructuring, acquisition and integration-related costs	3,521	11,401
Changes in operating assets and liabilities	(9,989)	2,763
Purchases of property and equipment	(31,775)	(42,454)
Other, net	(283)	385
Unlevered Free Cash Flow	$45,867	$19,038

Net cash used in investing activities	$(50,212)	$(42,751)
Net cash used in financing activities	$(5,779)	$(566)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our strategy to be an IT services company for small and medium-sized businesses with IT and network security needs, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our evolving Business Services product portfolio to offset declining revenues from our legacy Business Services products and from our Consumer Services segment, which could adversely affect our results of operations and cash flows; (3) that we may not be able to develop the optimal sales model necessary to implement our business strategy; (4) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that our failure to achieve operating efficiencies will adversely affect our results of operations; (7) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (8) that unfavorable general economic conditions could harm our business; (9) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (10) that we face significant competition in the IT services and communications industry that could reduce our profitability; (11) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) that we may experience reductions in switched access and reciprocal compensation revenue; (15) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) that our consumer business is dependent on the availability of third-party network service providers; (21) that we face significant competition in the Internet access industry that could reduce our profitability; (22) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (23) that potential regulation of Internet service providers could adversely affect our operations; (24) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (25) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (26) that we may not be able to protect our intellectual property; (27) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (28) that our business depends on effective business support systems and processes; (29) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (30) that cyber security breaches could harm our business; (31) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (32) that government regulations could adversely affect our business or force us to change our business practices; (33) that regulatory audits have in the past, and could in the future, result in increased costs; (34) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (35) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (36) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (37) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (38) that we may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; (39) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness or inability to borrow funds under our existing credit facility; (40) that we may reduce, or cease payment of, quarterly cash dividends; (41) that our stock price may be volatile; and (42) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	2013 Short-Term Incentive Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK, INC.

Date:	May 7, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer and President (principal executive officer)

Date:	May 7, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)