Form 10-Q
period 2013-06-30
EARTHLINK INC
filed 2013-08-05
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, 102,999,383 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2013

PART I

 Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,621	$113,900
Marketable securities	42,073	28,036
Restricted cash	1,013	—
Accounts receivable, net of allowance of $7,872 and $8,027 as of December 31, 2012 and June 30, 2013, respectively	112,765	109,878
Prepaid expenses	17,171	21,033
Deferred income taxes, net	15,954	9,363
Other current assets	20,303	12,076
Total current assets	366,900	294,286
Long-term marketable securities	4,778	—
Property and equipment, net	418,966	435,587
Long-term deferred income taxes, net	195,012	240,710
Goodwill	379,415	122,715
Other intangible assets, net	214,685	182,983
Other long-term assets	19,654	27,548
Total assets	$1,599,410	$1,303,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,792	$11,760
Accrued payroll and related expenses	31,003	21,115
Other accrued liabilities	129,572	113,239
Deferred revenue	51,690	52,753
Current portion of long-term debt and capital lease obligations	1,375	1,381
Total current liabilities	232,432	200,248
Long-term debt and capital lease obligations	614,890	606,689
Other long-term liabilities	33,284	31,554
Total liabilities	880,606	838,491
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and June 30, 2013	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,919 and 197,346 shares issued as of December 31, 2012 and June 30, 2013, respectively, and 102,739 and 102,938 shares outstanding as of December 31, 2012 and June 30, 2013, respectively	1,969	1,973
Additional paid-in capital	2,057,974	2,053,451
Accumulated deficit	(606,148)	(853,764)
Treasury stock, at cost, 94,180 and 94,408 shares as of December 31, 2012 and June 30, 2013, respectively	(735,003)	(736,323)
Accumulated other comprehensive income	12	1
Total stockholders’ equity	718,804	465,338
Total liabilities and stockholders’ equity	$1,599,410	$1,303,829
The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands, except per share data) (unaudited)
Revenues	$334,479	$313,401	$675,570	$630,189
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	165,554	152,938	322,602	305,804
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	104,418	104,980	212,335	211,558
Depreciation and amortization	45,945	44,270	91,173	87,625
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Total operating costs and expenses	319,753	309,466	633,467	879,126
Income (loss) from operations	14,726	3,935	42,103	(248,937)
Interest expense and other, net	(15,709)	(18,173)	(31,467)	(32,729)
Income (loss) from continuing operations before income taxes	(983)	(14,238)	10,636	(281,666)
Income tax benefit (provision)	376	3,329	(3,271)	35,447
Income (loss) from continuing operations	(607)	(10,909)	7,365	(246,219)
Loss from discontinued operations, net of tax	(499)	(292)	(1,208)	(1,397)
Net income (loss)	$(1,106)	$(11,201)	$6,157	$(247,616)

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on investments, net of tax	(4)	(12)	10	(11)
Other comprehensive income (loss), net of tax	(4)	(12)	10	(11)
Comprehensive income (loss)	$(1,110)	$(11,213)	$6,167	$(247,627)

Basic net income (loss) per share
Continuing operations	$(0.01)	$(0.11)	$0.07	$(2.39)
Discontinued operations	—	—	(0.01)	(0.01)
Basic net income (loss) per share	$(0.01)	$(0.11)	$0.06	$(2.40)
Basic weighted average common shares outstanding	106,244	103,011	106,252	102,963

Diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.11)	$0.07	$(2.39)
Discontinued operations	—	—	(0.01)	(0.01)
Diluted net income (loss) per share	$(0.01)	$(0.11)	$0.06	$(2.40)
Diluted weighted average common shares outstanding	106,244	103,011	107,036	102,963

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$6,157	$(247,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,173	87,625
Impairment of goodwill	—	255,599
Loss (gain) on disposals and sales of fixed assets	928	(6)
Non-cash income taxes	(137)	(35,603)
Stock-based compensation	5,540	7,979
Amortization of debt discount, premium and issuance costs	(973)	48
Loss on repayment of debt	—	2,080
Other operating activities	(829)	(382)
Decrease in accounts receivable, net	1,114	2,713
(Increase) decrease in prepaid expenses and other assets	(474)	459
Decrease in accounts payable and accrued and other liabilities	(14,866)	(30,402)
Increase in deferred revenue	829	1,046
Net cash provided by operating activities	88,462	43,540
Cash flows from investing activities:
Purchases of property and equipment	(56,225)	(76,855)
Purchases of marketable securities	(40,037)	(41,209)
Sales and maturities of marketable securities	21,132	60,024
Purchase of customer relationships	—	(1,195)
Change in restricted cash	767	1,013
Net cash used in investing activities	(74,363)	(58,222)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	290,673
Repayment of debt and capital lease obligations	(886)	(309,198)
Repurchases of common stock	(5,052)	—
Payment of dividends	(10,777)	(10,539)
Proceeds from exercises of stock options	236	—
Other financing activities	49	25
Net cash used in financing activities	(16,430)	(29,039)
Net decrease in cash and cash equivalents	(2,331)	(43,721)
Cash and cash equivalents, beginning of period	211,783	157,621
Cash and cash equivalents, end of period	$209,452	$113,900

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately 29,521 route fiber miles, 90 metro fiber rings and eight enterprise-class data centers that provide IP coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 15, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and six months ended June 30, 2012 and 2013 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2013.

Basis of Consolidation

The accompanying condensed consolidated financial statements of EarthLink include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Discontinued Operations

 The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom, Inc. ("ITC^DeltaCom") have been separately presented as discontinued operations for all periods presented. See Note 6, "Discontinued Operations," for further discussion.

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

Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued authoritative guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations	$(607)	$(10,909)	$7,365	$(246,219)
Loss from discontinued operations, net of tax	(499)	(292)	(1,208)	(1,397)
Net income (loss)	$(1,106)	$(11,201)	$6,157	$(247,616)

Denominator
Basic weighted average common shares outstanding	106,244	103,011	106,252	102,963
Dilutive effect of Common Stock Equivalents	—	—	784	—
Diluted weighted average common shares outstanding	106,244	103,011	107,036	102,963

Basic net income (loss) per share
Continuing operations	$(0.01)	$(0.11)	$0.07	$(2.39)
Discontinued operations	—	—	(0.01)	(0.01)
Basic net income (loss) per share	$(0.01)	$(0.11)	$0.06	$(2.40)

Diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.11)	$0.07	$(2.39)
Discontinued operations	—	—	(0.01)	(0.01)
Diluted net income (loss) per share	$(0.01)	$(0.11)	$0.06	$(2.40)

During the six months ended June 30, 2012, approximately 3.0 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended June 30, 2012 or the three and six months ended June 30, 2013 because such inclusion would have an anti-dilutive effect due to the Company's net loss. Anti-dilutive securities could be dilutive in future periods.

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
Pursuant to the terms of the merger agreement, the aggregate merger consideration included $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. As of December 31, 2012, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million had been returned to EarthLink. During the six months ended June 30, 2013, an arbitrator made a final decision with respect to the post-closing working capital adjustments. Pursuant to the arbitrator's decision, the Company received an additional $1.9 million of cash and 0.2 million shares of common stock valued at $1.3 million from the escrow account during the six months ended June 30, 2013, which was recorded in the Condensed Consolidated Statement of Comprehensive Loss.

CenterBeam

On July 1, 2013, EarthLink acquired CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses, for a total consideration of approximately $22.7 million. With this acquisition, EarthLink intends to further grow its IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

The assets acquired and liabilities assumed of CenterBeam will be recognized at their acquisition date fair values.  The allocation of the consideration transferred to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment and is subject to finalization. The preliminary allocation of the consideration transferred based on currently available information will result in approximately $14.8 million of goodwill, $6.6 million of identifiable intangible assets, $0.5 million of property and equipment and $0.8 million of net other tangible assets.

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance and retention costs; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).  Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Integration-related costs	$2,179	$5,485	$3,330	$10,486
Severance and retention costs	1,513	1,101	3,060	5,689
Transaction-related costs	154	210	993	315
Facility-related costs	(10)	267	155	1,835
Legacy plan restructuring costs	—	215	(181)	215
Restructuring, acquisition and integration-related costs	$3,836	$7,278	$7,357	$18,540

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

During the first quarter of 2013, the Company restructured its sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in the Company's sales workforce and some office closings. As a result, the Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company also recorded integration costs in connection with integrating operating support systems and networks.

6.  Discontinued Operations

The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its ITC^DeltaCom telecom systems business. Upon disposition of the ITC^DeltaCom telecom systems business, the Company will have no significant continuing involvement in the operations or significant continuing direct cash flows. This business has been classified as held for sale and reported as discontinued operations. As of June 30, 2013, the assets classified as held for sale totaled approximately $2.3 million and were reported at their carrying value. These assets consist primarily of inventory, property and equipment and intangible assets, and have been included within their respective line items in the Condensed Consolidated Balance Sheet as of June 30, 2013. The telecom systems results of operations were previously included in the Company's Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$3,699	$1,920	$6,984	$5,148
Operating costs and expenses	(4,715)	(2,407)	(9,182)	(6,741)
Income tax benefit	517	195	990	196
Loss from discontinued operations, net of tax	$(499)	$(292)	$(1,208)	$(1,397)
7.  Investments in Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012	As of June 30, 2013
	(in thousands)
Corporate debt securities	$30,181	$—
Government and agency securities	5,314	7,898
Commercial paper	9,293	16,583
Certificates of deposit	1,552	2,505
Municipal bonds	511	1,050
Total marketable securities	46,851	28,036
Less: classified as current	(42,073)	(28,036)
Total long-term marketable securities	$4,778	$—

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following tables summarize gross unrealized gains and losses as of December 31, 2012 and June 30, 2013 on the Company’s marketable securities designated as available-for-sale:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Corporate debt securities	$30,173	$—	$8	$30,181
Government and agency securities	5,311	—	3	5,314
Commercial paper	9,292	—	1	9,293
Certificates of deposit	1,552	—	—	1,552
Municipal bonds	511	—	—	511
	$46,839	$—	$12	$46,851

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Government and agency securities	$7,897	$—	$1	$7,898
Commercial paper	16,583	—	—	16,583
Certificates of deposit	2,505	—	—	2,505
Municipal bonds	1,050	—	—	1,050
	$28,035	$—	$1	$28,036

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

8.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2013 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2012
Goodwill	$88,920	$378,373	$467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	290,495	379,415

Goodwill impairment	—	(256,700)	(256,700)

Balance as of June 30, 2013
Goodwill	88,920	378,373	467,293
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$33,795	$122,715

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012			As of June 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$361,961	$(160,513)	$201,448	$363,151	$(189,807)	$173,344
Developed technology and software	24,311	(14,801)	9,510	24,311	(16,834)	7,477
Trade names	9,121	(6,345)	2,776	9,121	(7,612)	1,509
Other	1,800	(849)	951	1,800	(1,147)	653
	$397,193	$(182,508)	$214,685	$398,383	$(215,400)	$182,983

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2013, the weighted average amortization periods were 5.3 years for customer relationships, 3.9 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three and six months ended June 30, 2012 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Amortization expense	$17,757	$16,458	$35,437	$32,892

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $32.8 million during the remaining six months in the year ending December 31, 2013 and $61.3 million, $59.3 million, $28.5 million, and $1.1 million during the years ending December 31, 2014, 2015, 2016, and 2017, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Impairment of Goodwill
During the first quarter of 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. The impairment was based on an analysis of a number of factors after a decline in the Company's market capitalization following the announcement of its fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
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
Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The Company identified two reporting units, Business Services and Consumer Services, for evaluating goodwill. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry where each reporting unit operates.

Upon completion of the first step, the Company determined that the carrying value of its Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, estimated fair values were allocated to the identifiable assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its identifiable assets and liabilities. The impairment loss of $256.7 million during the first quarter 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Of this amount, $49.3 million was deductible for tax purposes. Approximately $33.8 million of goodwill attributable to the Business Services reporting unit remains as of June 30, 2013.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012	As of June 30, 2013
	(in thousands)
Accrued taxes and surcharges	$33,016	$33,893
Accrued communications costs	39,174	29,434
Accrued interest	11,066	5,397
Amounts due to customers	15,913	14,979
Facility exit and restructuring liabilities	3,211	3,448
Other	27,192	26,088
Total other accrued liabilities	$129,572	$113,239

10.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012	As of June 30, 2013
	(in thousands)
EarthLink senior secured notes due June 2020	$—	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(8,818)	(8,302)
ITC^DeltaCom senior secured notes due April 2016	292,300	—
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	15,694	—
Capital lease obligations	17,089	16,372
Carrying value of debt and capital lease obligations	616,265	608,070
Less current portion of debt and capital lease obligations	(1,375)	(1,381)
Long-term debt and capital lease obligations	$614,890	$606,689

EarthLink Senior Secured Notes due June 2020
General.  In May 2013, the Company completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”).  The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees and expenses of $7.4 million. In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the original purchasers pursuant to which the Company is required to complete an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the SEC with substantially identical terms to the original Senior Secured Notes. In July 2013, the Company filed with the SEC a registration statement on Form S-4 with respect to the exchange offer.
The Senior Secured Notes accrue interest at a rate of 7.375% per year, payable on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Secured Notes will mature on June 1, 2020.
Redemption.  The Company may redeem the Senior Secured Notes, in whole or in part, (i) from June 1, 2016 until May 31, 2017 at a price equal to 105.531% of the principal amount of the Senior Secured Notes redeemed; (ii) from June 1, 2017 until May 31, 2018 at a price equal to 103.688% of the principal amount of the Senior Secured Notes redeemed; (iii) from June 1, 2018 until May 31, 2019 at a price equal to 101.844% of the principal amount of the Senior Secured Notes redeemed; and (iv) from June 1, 2019 and thereafter at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, in each case plus accrued and unpaid interest.  Prior to June 1, 2016, the Company may also redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed plus a make-whole

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

premium and accrued and unpaid interest.  In addition, prior to June 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain equity offerings at a price equal to 107.375% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.
Ranking and guaranty. The Senior Secured Notes and the related guarantees are the Company's and the Guarantors' senior secured obligations and rank equally with all of the Company's and the Guarantors' other senior secured indebtedness. The Senior Secured Notes and the guarantees are secured by a first-priority lien on substantially all of EarthLink's assets and the assets of the Guarantors (subject to certain exceptions and permitted liens).
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of June 30, 2013, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  The indenture governing the Company's Senior Secured Notes currently permits approximately $36.0 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

EarthLink Senior Notes due May 2019

General.  In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of 8.875% Senior Notes due 2019 (the “Senior Notes”).  The Senior Notes were issued at 96.555% of their principal amount, resulting in gross proceeds of approximately $289.7 million and net proceeds of $280.2 million after deducting transaction fees of $9.5 million. In September 2011, in accordance with the registration rights granted to the original purchasers of the Senior Notes, the Company completed an exchange offer of the privately placed Senior Notes for new 8.875% Senior Notes due 2019 registered with the SEC with substantially identical terms to the original Senior Notes.

The Senior Notes accrue interest at a rate of 8.875% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes will mature on May 15, 2019.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of June 30, 2013, the Company was in compliance with these covenants.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, dept repayments and investments.  The indenture governing the Company's Senior Notes currently permits approximately $162.0 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

ITC^DeltaCom Senior Secured Notes due April 2016

General.  In connection with the EarthLink’s acquisition of ITC^DeltaCom in December 2010, EarthLink assumed ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “ITC^DeltaCom Notes”). The ITC^DeltaCom Notes were recorded at acquisition date fair value, which was based on publicly-quoted market prices.

The ITC^DeltaCom Notes accrued interest at a rate of 10.5% per year. Interest on the ITC^DeltaCom Notes was payable semi-annually in cash in arrears on April 1 and October 1 of each year. The maturity date of the ITC^DeltaCom Notes was April 1, 2016.

Repurchases and Redemptions. Under the indenture for the ITC^DeltaCom Notes, following the consummation of EarthLink's acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the ITC^DeltaCom Notes at 101% of their principal amount.  As a result, approximately $0.2 million outstanding principal amount of the ITC^DeltaCom Notes was repurchased in January 2011.

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

In May 2013, the Company commenced a cash tender offer (the “Tender Offer”) for any and all of the $292.3 million outstanding principal amount of the ITC^DeltaCom Notes. Approximately $129.6 million aggregate principal amount (or 44.36%) of the ITC^DeltaCom Notes were validly tendered in May 2013 at a price equal to 105.875%of the principal amount thereof, plus accrued and unpaid interest. In June 2013, the Company redeemed the remaining $162.7 million aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 105.250% of the principal amount thereof, plus accrued and unpaid interest. As a result, all of the remaining obligations under the indenture for the ITC^DeltaCom notes have been terminated and no principal amount remains outstanding. The Company paid an aggregate of $314.8 million in the Tender Offer and redemption, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. The Company recognized a $2.0 million net loss on the Tender Offer and redemption, consisting of the $16.2 million of premiums paid, net of $14.2 million for the write-off of unamortized premium on debt. This loss is included in interest expense and other, net, in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. This senior secured revolving credit facility replaced the Company's existing $150.0 million senior secured credit facility. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of June 30, 2013, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of June 30, 2013. However, $1.0 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of June 30, 2013.

The Company is the borrower under the Credit Agreement. All obligations of the borrower under the Credit Agreement are guaranteed by substantially all of the Company's existing direct and indirect domestic subsidiaries and will be guaranteed by

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

certain of the Company's future direct and indirect domestic subsidiaries. The obligations of the Company and the subsidiary guarantors under the Credit Agreement, as well as obligations under certain treasury management, interest protection or other hedging arrangements entered into with a lender, are secured by (subject to certain liens permitted by the Credit Agreement) liens, which rank equally with the Company's other senior secured indebtedness, on or security interests in substantially all of the Company's and the subsidiary guarantors' present and future assets (subject to certain exclusions set forth in the Credit Agreement).

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

Covenants. The Credit Agreement contains representations and warranties, covenants, and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities. The negative covenants in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company’s existing notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company’s existing notes), in each case subject to certain exceptions set forth in the Credit Agreement.

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2013, the Company was in compliance with these covenants.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

11.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2013, the Company had $73.5 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 0.7 million shares of its common stock pursuant to its share repurchase program for $5.1 million during the six months ended June 30, 2012. The Company did not repurchase any of its common stock pursuant to its share repurchase program during the six months ended June 30, 2013.

Dividends

During the six months ended June 30, 2012 and 2013, cash dividends declared were $0.10 and $0.10 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $10.8 million and $10.5 million during the six months ended June 30, 2012 and 2013, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

12.  Stock-Based Compensation

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

Stock-based compensation expense was $2.9 million and $4.0 million during the three months ended June 30, 2012 and 2013, respectively, and $5.5 million and $8.0 million during the six months ended June 30, 2012 and 2013, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted to employees and non-employee directors options to purchase the Company’s common stock and restricted stock units under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink, Inc. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2012	3,723	$8.12
Granted	2,301	6.08
Forfeited and expired	(165)	7.49
Outstanding as of June 30, 2013	5,859	7.34	7.5	$299
Vested and expected to vest as of June 30, 2013	5,669	$7.36	7.4	$284
Exercisable as of June 30, 2013	2,058	$8.58	4.2	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2013 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2013. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2013 was $56,000 and $0, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of June 30, 2013, there was $4.6 million of total

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the status of the Company’s stock options as of June 30, 2013:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$6.08	to	$6.08	2,301	9.7	$6.08	—	$—
6.90	to	6.98	104	3.9	6.89	104	6.98
7.02	to	7.32	324	3.9	7.27	324	7.27
7.51	to	7.51	1,976	8.6	7.51	553	7.51
7.64	to	8.96	196	5.9	8.34	119	8.26
9.01	to	9.24	247	1.3	9.03	247	9.03
9.48	to	9.89	292	2.3	9.51	292	9.51
10.36	to	11.82	419	2.0	10.60	419	10.60
$6.08	to	$11.82	5,859	7.5	$7.34	2,058	$8.58

The fair value of stock options granted during the six months ended June 30, 2013 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
June 30, 2013
Dividend yield	3.29%
Expected volatility	31.20%
Risk-free interest rate	0.88%
Expected life	5 years

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 was $1.19 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2012	2,981	$7.90
Granted	2,311	6.05
Vested	(681)	8.23
Forfeited	(426)	7.31
Outstanding as of June 30, 2013	4,185	$6.88

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2012 and 2013 was $7.56 and $6.05, respectively.  As of June 30, 2013, there was $19.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2012 and 2013 was $4.9 million and $3.7 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

13.  Income Taxes

The following table presents the components of the income tax benefit (provision) from continuing operations for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Current provision	$(1,478)	$(27)	$(3,408)	$(156)
Deferred benefit	1,854	3,356	137	35,603
Total income tax benefit (provision)	$376	$3,329	$(3,271)	$35,447

The income tax provision for the six months ended June 30, 2013 represents an effective rate of 13%, including tax expense of $0.3 million for discrete items, which represents 0.11% of the effective tax rate.  The effective rate differs from the federal statutory rate of 35% primarily because of the impairment of non-deductible goodwill, as well as state taxes. The discrete expense for the six months ended June 30, 2013 relates to stock-based compensation, prior year state tax items and additional penalties and interest related to uncertain tax positions. The current tax provision for the six months ended June 30, 2013 was due to the prior year state tax items and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

Valuation allowance. The Company has a valuation allowance of $39.2 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $7.2 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, valuation allowance of $0.4 million was established in 2010 relating to stock-based compensation deferred tax assets.

To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.  The Company’s ability to use its federal

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The Company recognizes deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is "more-likely-than-not" that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of valuation allowance. Adjustments could be required in the future if it is estimated that the amount of deferred tax assets that are "more-likely-than-not" able to be realized is more or less than the net amount recorded. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, California, Florida, Georgia, Massachusetts, New York and North Carolina as material tax jurisdictions for purposes of calculating its uncertain tax positions.  The Company believes that its income tax filing positions and deductions through the period ended June 30, 2013 will not result in a material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. As of June 30, 2013, $0.8 million of interest and $0.8 million of penalties had been accrued.

There has been no change in the amount of unrecognized tax benefits for the six months ended June 30, 2013. Within the next twelve months, it is reasonably possible that approximately $1.0 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

14.  Fair Value Measurements

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

Assets measured at fair value on a recurring basis

As of December 31, 2012 and June 30, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013:

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

			Fair Value Measurements as of June 30, 2013 Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$26,123	$26,123	$26,123	$—	$—
Government and agency securities	7,898	7,898	—	7,898	—
Commercial paper	16,583	16,583	—	16,583	—
Certificates of deposit	2,505	2,505	—	2,505	—
Municipal bonds	1,050	1,050	—	1,050	—
Total	$54,159	$54,159	$26,123	$28,036	$—

As of December 31, 2012 and June 30, 2013, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company utilizes an independent pricing service to assist in obtaining fair-value pricing for its Level 2 securities.  Where observable market data is available, the pricing service will use a weighted average price from a variety of data providers.  Where observable market data is not readily available, the pricing service will use a pricing model appropriate to the type and structure of the security.  The Company periodically evaluates the reasonableness of these models.

Fair value of debt

The estimated fair values of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012		As of June 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
ITC^DeltaCom Notes	$307,994	$306,915	$—	$—
EarthLink Senior Notes	291,182	315,000	291,698	292,125
EarthLink Senior Secured Notes	—	—	300,000	292,695
Total debt, excluding capital leases	$599,176	$621,915	$591,698	$584,820

15.  Segment Information

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company evaluates performance of its segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance. Certain amount in the prior period segment operating income information have been reclassified to conform to the current period presentation, including segment operating expenses and segment revenues.

Information on reportable segments and a reconciliation to consolidated income from operations for the three and six months ended June 30, 2012 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Business Services
Revenues	$253,783	$243,308	$510,762	$487,871
Cost of revenues (excluding depreciation and amortization)	138,894	129,598	268,423	257,517
Gross margin	114,889	113,710	242,339	230,354
Direct segment operating expenses	80,898	83,282	164,772	167,794
Segment operating income	$33,991	$30,428	$77,567	$62,560
Consumer Services
Revenues	$80,696	$70,093	$164,808	$142,318
Cost of revenues (excluding depreciation and amortization)	26,660	23,340	54,179	48,287
Gross margin	54,036	46,753	110,629	94,031
Direct segment operating expenses	17,011	13,380	33,410	25,879
Segment operating income	$37,025	$33,373	$77,219	$68,152
Consolidated
Revenues	$334,479	$313,401	$675,570	$630,189
Cost of revenues	165,554	152,938	322,602	305,804
Gross margin	168,925	160,463	352,968	324,385
Direct segment operating expenses	97,909	96,662	198,182	193,673
Segment operating income	71,016	63,801	154,786	130,712
Depreciation and amortization	45,945	44,270	91,173	87,625
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Corporate operating expenses	6,509	8,318	14,153	17,885
Income (loss) from operations	$14,726	$3,935	$42,103	$(248,937)

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2012 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Business Services
Retail services	$210,840	$199,431	$425,774	$400,512
Wholesale services	37,817	39,084	74,759	77,942
Other services	5,126	4,793	10,229	9,417
Total revenues	253,783	243,308	510,762	487,871
Consumer Services
Access services	68,735	58,996	140,502	119,736
Value-added services	11,961	11,097	24,306	22,582
Total revenues	80,696	70,093	164,808	142,318
Total Revenues	$334,479	$313,401	$675,570	$630,189

The Company’s Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which primarily consists of web hosting. The Company's IT services, which are included within its retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees.

The Company’s Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. The Company presents its Consumer Services revenue in the following two categories: (1) access services, which includes narrowband and broadband Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

16. Commitments and Contingencies

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities. It is reasonably possible that the Company could incur a favorable change to its estimates for reserves for regulatory audits in the second half of 2013 due to final interpretation and resolution of regulatory audits.
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
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, the Company could record additional expense of up to $6.2 million for unrecorded disputed amounts.
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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

17.  Condensed Consolidating Financial Information

In May 2013, the Company completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes Due 2020 (the “Original Senior Secured Notes”). The Original Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company's existing and future domestic subsidiaries other than subsidiaries that are minor and other than certain excluded future subsidiaries (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company. Pursuant to a registration rights agreement, the Company is required to register an identical series of notes (the “Exchange Senior Secured Notes”) with the SEC and to offer to exchange those registered Exchange Senior Secured Notes for the Original Senior Secured Notes. The Exchange Senior Secured Notes will also be guaranteed by the Guarantor Subsidiaries. In July 2013, the Company filed with the SEC a registration statement on Form S-4 with respect to the proposed Exchange Senior Secured Notes. In connection with the registration of the Exchange Senior Secured Notes and related guarantees, the Company is required to provide the financial information in respect of those notes set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”).

In May 2013, the Company also entered into a supplemental indenture governing the Company's 8.875% Senior Notes due 2019 to add the Company's subsidiary ITC^DeltaCom, Inc. and its subsidiaries as guarantors under the indenture governing these Senior Notes. ITC^DeltaCom, Inc. and its subsidiaries were the only Company subsidiaries that did not previously guarantee the Senior Notes. Accordingly, the Company's Senior Notes are now fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantor Subsidiaries, including ITC^DeltaCom, Inc. and its subsidiaries.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10. The Parent column represents EarthLink's stand-alone results and its investment in all of its subsidiaries presented using the equity method of accounting. The Guarantor Subsidiaries are presented in a separate column and represent all the Guarantor Subsidiaries on a combined basis. Intercompany eliminations and consolidations, including adjustments required to present the Guarantor Subsidiaries' deferred tax balances on a stand-alone basis, as well as goodwill impairment charges that are not pushed-down to the Guarantor Subsidiaries, are shown in a separate column. Included in this column are: 1) amounts for impairment of goodwill recognized at a consolidated level that are not required or permitted in the separate stand-alone financial statements of the subsidiaries; 2) amounts for income taxes recognized at a consolidated level that are not required or permitted in the separate stand-alone financial statements of the subsidiaries, including the determination of the need for a valuation allowance; and 3) intercompany revenue and cost of revenue eliminations. Certain amounts in the prior period condensed consolidating financial information have been revised to conform with the current period presentation. The condensed consolidating financial information is presented in the following tables (in thousands):

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,129	$48,771	$—	$113,900
Marketable securities	28,036	—	—	28,036
Accounts receivable, net	8,698	101,180	—	109,878
Prepaid expenses	8,146	12,887	—	21,033
Deferred income taxes, net	(1,027)	3,530	6,860	9,363
Due from affiliates	126,995	20,450	(147,445)	—
Other current assets	(4,087)	16,163	—	12,076
Total current assets	231,890	202,981	(140,585)	294,286
Property and equipment, net	25,746	409,841	—	435,587
Long-term deferred income taxes, net	(3,685)	91,302	153,093	240,710
Goodwill	88,920	194,690	(160,895)	122,715
Purchased intangible assets, net	—	182,983	—	182,983
Investment in subsidiaries	825,472	—	(825,472)	—
Other long-term assets	17,207	10,341	—	27,548
Total assets	$1,185,550	$1,092,138	$(973,859)	$1,303,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,821	$8,939	$—	$11,760
Accrued payroll and related expenses	2,188	18,927	—	21,115
Other accrued liabilities	26,516	86,723	—	113,239
Deferred revenue	13,066	39,687	—	52,753
Due to affiliates	—	147,445	(147,445)	—
Current portion of debt and capital lease obligations	83	1,298	—	1,381
Total current liabilities	44,674	303,019	(147,445)	200,248
Long-term debt and capital lease obligations	592,005	14,684	—	606,689
Other long-term liabilities	2,517	29,037	—	31,554
Total liabilities	639,196	346,740	(147,445)	838,491
Stockholders’ equity:
Common stock	1,973	—	—	1,973
Additional paid-in capital	2,053,451	1,201,810	(1,201,810)	2,053,451
Accumulated deficit	(772,748)	(456,412)	375,396	(853,764)
Treasury stock, at cost	(736,323)	—	—	(736,323)
Accumulated other comprehensive income	1	—	—	1
Total stockholders’ equity	546,354	745,398	(826,414)	465,338
Total liabilities and stockholders’ equity	$1,185,550	$1,092,138	$(973,859)	$1,303,829

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,312	$87,309	$—	$157,621
Marketable securities	42,073	—	—	42,073
Restricted cash	—	1,013	—	1,013
Accounts receivable, net	9,490	103,275	—	112,765
Prepaid expenses	6,352	10,819	—	17,171
Deferred income taxes, net	1,234	5,932	8,788	15,954
Due from affiliates	90,778	30,429	(121,207)	—
Other current assets	7,862	12,441	—	20,303
Total current assets	228,101	251,218	(112,419)	366,900
Long-term marketable securities	4,778	—	—	4,778
Property and equipment, net	24,427	394,539	—	418,966
Long-term deferred income taxes, net	12,421	71,656	110,935	195,012
Goodwill	88,920	290,495	—	379,415
Purchased intangible assets, net	—	214,685	—	214,685
Investment in subsidiaries	655,951	—	(655,951)	—
Other long-term assets	8,842	10,812	—	19,654
Total assets	$1,023,440	$1,233,405	$(657,435)	$1,599,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,654	$16,138	$—	$18,792
Accrued payroll and related expenses	9,493	21,510	—	31,003
Other accrued liabilities	23,064	106,508	—	129,572
Deferred revenue	13,883	37,807	—	51,690
Due to affiliates	—	121,207	(121,207)	—
Current portion of debt and capital lease obligations	93	1,282	—	1,375
Total current liabilities	49,187	304,452	(121,207)	232,432
Long-term debt and capital lease obligations	291,534	323,356	—	614,890
Other long-term liabilities	3,139	30,145	—	33,284
Total liabilities	343,860	657,953	(121,207)	880,606
Stockholders’ equity:
Common stock	1,969	—	—	1,969
Additional paid-in capital	2,057,974	888,677	(888,677)	2,057,974
Accumulated deficit	(645,372)	(313,225)	352,449	(606,148)
Treasury stock, at cost	(735,003)	—	—	(735,003)
Accumulated other comprehensive income	12	—	—	12
Total stockholders’ equity	679,580	575,452	(536,228)	718,804
Total liabilities and stockholders’ equity	$1,023,440	$1,233,405	$(657,435)	$1,599,410

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$74,769	$240,809	$(2,177)	$313,401
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	24,567	130,548	(2,177)	152,938
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	21,698	83,282	—	104,980
Depreciation and amortization	2,452	41,818	—	44,270
Impairment of goodwill	—	95,805	(95,805)	—
Restructuring, acquisition and integration-related costs	2,786	4,492	—	7,278
Total operating costs and expenses	51,503	355,945	(97,982)	309,466
Income (loss) from operations	23,266	(115,136)	95,805	3,935
Interest expense and other, net	(9,265)	(8,908)	—	(18,173)
Equity in losses of subsidiaries	(116,455)	—	116,455	—
Loss before income taxes	(102,454)	(124,044)	212,260	(14,238)
Income tax (provision) benefit	(4,223)	7,881	(329)	3,329
Loss from continuing operations	(106,677)	(116,163)	211,931	(10,909)
Loss from discontinued operations, net of tax	—	(292)	—	(292)
Net loss	$(106,677)	$(116,455)	$211,931	$(11,201)

Comprehensive loss	$(106,689)	$(116,455)	$211,931	$(11,213)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$86,199	$249,962	$(1,682)	$334,479
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	28,033	139,203	(1,682)	165,554
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	23,519	80,899	—	104,418
Depreciation and amortization	2,097	43,848	—	45,945
Restructuring, acquisition and integration-related costs	1,876	1,960	—	3,836
Total operating costs and expenses	55,525	265,910	(1,682)	319,753
Income (loss) from operations	30,674	(15,948)	—	14,726
Interest expense and other, net	(6,451)	(9,258)	—	(15,709)
Equity in losses of subsidiaries	(23,151)	—	23,151	—
Income (loss) before income taxes	1,072	(25,206)	23,151	(983)
Income tax (provision) benefit	(9,659)	2,554	7,481	376
Loss from continuing operations	(8,587)	(22,652)	30,632	(607)
Loss from discontinued operations, net of tax	—	(499)	—	(499)
Net loss	$(8,587)	$(23,151)	$30,632	$(1,106)

Comprehensive loss	$(8,591)	$(23,151)	$30,632	$(1,110)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Six Months Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$151,870	$482,728	$(4,409)	$630,189
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	50,783	259,430	(4,409)	305,804
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	43,763	167,795	—	211,558
Depreciation and amortization	4,071	83,554	—	87,625
Impairment of goodwill	—	95,805	159,794	255,599
Restructuring, acquisition and integration-related costs	6,338	12,202	—	18,540
Total operating costs and expenses	104,955	618,786	155,385	879,126
Income (loss) from operations	46,915	(136,058)	(159,794)	(248,937)
Interest expense and other, net	(15,994)	(16,735)	—	(32,729)
Equity in losses of subsidiaries	(143,187)	—	143,187	—
Loss before income taxes	(112,266)	(152,793)	(16,607)	(281,666)
Income tax (provision) benefit	(15,110)	9,902	40,655	35,447
Loss from continuing operations	(127,376)	(142,891)	24,048	(246,219)
Loss from discontinued operations, net of tax	—	(296)	(1,101)	(1,397)
Net loss	$(127,376)	$(143,187)	$22,947	$(247,616)

Comprehensive loss	$(127,387)	$(143,187)	$22,947	$(247,627)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$176,091	$502,981	$(3,502)	$675,570
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	57,045	269,059	(3,502)	322,602
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	47,564	164,771	—	212,335
Depreciation and amortization	4,022	87,151	—	91,173
Restructuring, acquisition and integration-related costs	3,662	3,695	—	7,357
Total operating costs and expenses	112,293	524,676	(3,502)	633,467
Income (loss) from operations	63,798	(21,695)	—	42,103
Interest expense and other, net	(12,923)	(18,544)	—	(31,467)
Equity in losses of subsidiaries	(33,869)	—	33,869	—
Income (loss) before income taxes	17,006	(40,239)	33,869	10,636
Income tax (provision) benefit	(19,074)	7,578	8,225	(3,271)
Income (loss) from continuing operations	(2,068)	(32,661)	42,094	7,365
Loss from discontinued operations, net of tax	—	(1,208)	—	(1,208)
Net income (loss)	$(2,068)	$(33,869)	$42,094	$6,157

Comprehensive income (loss)	$(2,058)	$(33,869)	$42,094	$6,167

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$7,596	$35,944	$—	$43,540
Cash flows from investing activities:
Purchases of property and equipment	(3,215)	(73,640)	—	(76,855)
Purchases of marketable securities	(41,209)	—	—	(41,209)
Sales and maturities of marketable securities	60,024	—	—	60,024
Purchase of customer relationships	—	(1,195)	—	(1,195)
Payment for investment in subsidiary stock	(308,460)	—	308,460	—
Change in restricted cash	—	1,013	—	1,013
Net cash used in investing activities	(292,860)	(73,822)	308,460	(58,222)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	290,673	—	—	290,673
Principal payments under capital lease obligations	(53)	(309,145)	—	(309,198)
Payment of dividends	(10,539)	—	—	(10,539)
Proceeds from parent	—	308,460	(308,460)	—
Other	—	25		25
Net cash provided by (used in) financing activities	280,081	(660)	(308,460)	(29,039)
Net decrease in cash and cash equivalents	(5,183)	(38,538)	—	(43,721)
Cash and cash equivalents, beginning of period	70,312	87,309	—	157,621
Cash and cash equivalents, end of period	$65,129	$48,771	$—	$113,900

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$32,852	$55,610	$—	$88,462
Cash flows from investing activities:
Purchases of property and equipment	(9,395)	(46,830)	—	(56,225)
Purchases of marketable securities	(40,037)	—	—	(40,037)
Sales and maturities of marketable securities	21,132	—	—	21,132
Change in restricted cash	—	767	—	767
Net cash used in investing activities	(28,300)	(46,063)	—	(74,363)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(20)	(866)	—	(886)
Repurchases of common stock	(5,052)	—	—	(5,052)
Payment of dividends	(10,777)	—	—	(10,777)
Proceeds from exercises of stock options	236	—	—	236
Change in due to/from affiliates, net	(12,176)	12,176	—	—
Other	—	49	—	49
Net cash (used in) provided by financing activities	(27,789)	11,359	—	(16,430)
Net (decrease) increase in cash and cash equivalents	(23,237)	20,906	—	(2,331)
Cash and cash equivalents, beginning of period	148,363	63,420	—	211,783
Cash and cash equivalents, end of period	$125,126	$84,326	$—	$209,452

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

Overview

EarthLink, Inc. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading network, communications and IT services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice, equipment and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including approximately 29,521 route miles of fiber, 90 metro fiber rings and eight enterprise-class data centers that provide IP coverage across more than 90 percent of the United States.

Recent Developments

Debt Issuance and Redemption. In May 2013, we completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”).  The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees of $7.4 million. Proceeds from the private placement, together with available cash, were used to fund a tender offer and redemption of our ITC^DeltaCom 10.5% Senior Secured Notes due April 2016 (the "ITC^DeltaCom Notes"), which had been assumed in connection with our acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"). Approximately $314.8 million was used for repayment of the ITC^DeltaCom Notes, including premiums and accrued and unpaid interest. The debt issuance and redemption will reduce the amount of interest we will pay going forward. Also in May 2013, we amended and restated our existing revolving credit facility, which reduced the capacity from $150.0 million to $135.0 million and extended the term through May 2017.

CenterBeam Acquisition. On July 1, 2013, we acquired CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses, for a total consideration of approximately $22.7 million. With this acquisition, we intend to further grow our IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

Discontinued Operations. The operating results of our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our ITC^DeltaCom telecom systems business. The telecom systems results of operations were previously included in our Business Services segment.

Second Quarter 2013 Highlights

•	Total revenues were $313.4 million, a 6% decrease compared to the three months ended June 30, 2012, consisting of a $10.5 million decrease in Business Services revenue and a $10.6 million decrease in Consumer Services revenue

•	Net loss was $11.2 million, compared to net loss of $1.1 million during the three months ended June 30, 2012

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $59.5 million, a decrease from $67.4 million during the three months ended June 30, 2012 due to the decrease in total revenues and an increase in costs to grow our Business Services, offset by cost synergies from integrating acquisitions

•	Net cash provided by operating activities was $43.5 million for the six months ended June 30, 2013, a decrease from $88.5 million during the comparable period in 2012

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $44.0 million during the six months ended June 30, 2013, a decrease from $89.9 million during the six months ended June 30, 2012

•
Cash used in investing activities and cash used in financing activities were $58.2 million and $29.0 million, respectively, for the six months ended June 30, 2013, compared to cash used in investing activities and cash used in financing activities of $74.4 million and $16.4 million, respectively, during the six months ended June 30, 2012

Business Strategy

Our business strategy is to continue our transformation into a nationwide provider of communications and IT services for the mid-market business customer. We believe IT services is an emerging market with significant opportunity for growth, and we are positioning EarthLink to be a trusted partner in the small and medium-sized enterprise marketplace for businesses with IT and network security needs. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to design and implement solutions to address the evolving business and infrastructure needs of our customers. We recently expanded our IT solutions footprint with four additional data centers and are currently investing capital to extend our core fiber IP network, of which many of these routes have already been installed. We also recently acquired CenterBeam to further grow our IT services portfolio.

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

•
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits. To date, we have functionally aligned employees across the organization, launched a nationwide product and IT services portfolio, implemented a common financial system and consolidated and integrated network operations centers, sales platforms and certain billing platforms. We are currently integrating our operating support system and certain other billing systems. We believe that we can strengthen our competitive positioning with current and existing customers by continuing to successfully integrate past and potential acquisitions.

•
Selectively pursue potential strategic acquisitions. We will continue to selectively evaluate and consider potential strategic transactions that we believe will complement and grow our business. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.

Challenges and Risks

The primary challenge we face in executing our business strategy to successfully transition into a national communications and IT services provider is to grow revenues from our evolving Business Services product portfolio on a timely basis to offset declining revenues from other Business Services products and from our Consumer Services segment. Contributing to this challenge are the following: providing products and services that meet changing customer needs on a timely and cost-effective basis, responding to competitive and economic pressures, managing the rate of decline in certain revenue streams, successfully integrating our acquisitions to achieve expected synergies and cost savings, implementing operating efficiencies and adapting to regulatory changes and initiatives.  Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to reduce churn in our existing customer base, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services.  The factors we believe are instrumental to the achievement of our business strategy may be subject to competitive, regulatory and other events and circumstances that are beyond our control. For a more detailed list of all risks and uncertainties inherent in our business, please refer to the detailed cautionary statements and risk factors referred to under “Risk Factors” in Item 1A of Part II and under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

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
Legacy business services revenues. Our legacy business service revenues, specifically traditional voice services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have experienced an increase in churn for legacy products and the rate of new customer bookings has not consistently kept up with expectations. In addition, revenues have been adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. To counteract trends in our legacy Business Services revenues, we are focused on building long-term customer relationships, offering a diverse portfolio of IT services and investing in additional data centers, our fiber network and our next generation cloud services. We have experienced an increase in sales of our growth products. In July 2013, we acquired CenterBeam to further grow our IT services portfolio. We are also taking steps to lower the cost structure of our legacy Business Services. For example, during 2013 we decided to exit telecom systems sales, which was a low margin, non-recurring revenue stream. This will allow us to focus on our hosted VoIP products.
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
Revenue Sources

Business Services. Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which primarily consists of web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees.

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

Consolidated Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$334,479	$313,401	$675,570	$630,189
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	165,554	152,938	322,602	305,804
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	104,418	104,980	212,335	211,558
Depreciation and amortization	45,945	44,270	91,173	87,625
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Total operating costs and expenses	319,753	309,466	633,467	879,126
Income (loss) from operations	14,726	3,935	42,103	(248,937)
Interest expense and other, net	(15,709)	(18,173)	(31,467)	(32,729)
Income (loss) from continuing operations before income taxes	(983)	(14,238)	10,636	(281,666)
Income tax benefit (provision)	376	3,329	(3,271)	35,447
Income (loss) from continuing operations	(607)	(10,909)	7,365	(246,219)
Loss from discontinued operations, net of tax	(499)	(292)	(1,208)	(1,397)
Net income (loss)	$(1,106)	$(11,201)	$6,157	$(247,616)

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended June 30, 2012 and 2013:

	Three Months Ended June 30,				Change
		% of		% of
	2012	Total	2013	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$210,840	83%	$199,431	82%	$(11,409)	(5)%
Wholesale services	37,817	15%	39,084	16%	1,267	3%
Other	5,126	2%	4,793	2%	(333)	(6)%
Total revenues	253,783	100%	243,308	100%	(10,475)	(4)%
Consumer Services
Access services	68,735	85%	58,996	84%	(9,739)	(14)%
Value-added services	11,961	15%	11,097	16%	(864)	(7)%
Total revenues	80,696	100%	70,093	100%	(10,603)	(13)%
Total revenues	$334,479		$313,401		$(21,078)	(6)%

The following table presents revenues by groups of similar services and by segment for the six months ended June 30, 2012 and 2013:

	Six Months Ended June 30,				Change
		% of		% of
	2012	Total	2013	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$425,774	83%	$400,512	82%	$(25,262)	(6)%
Wholesale services	74,759	15%	77,942	16%	3,183	4%
Other	10,229	2%	9,417	2%	(812)	(8)%
Total revenues	510,762	100%	487,871	100%	(22,891)	(4)%
Consumer Services
Access services	140,502	85%	119,736	84%	(20,766)	(15)%
Value-added services	24,306	15%	22,582	16%	(1,724)	(7)%
Total revenues	164,808	100%	142,318	100%	(22,490)	(14)%
Total revenues	$675,570		$630,189		$(45,381)	(7)%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. Total Business Services revenue decreased $10.5 million and $22.9 million during the three and six months ended June 30, 2013 compared to the prior year periods, as further discussed below.

We expect continued declines in Business Services revenues from traditional voice services and other legacy products. Business Services revenues will also be adversely impacted as a result of the rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products, churn, competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we continue to emphasize our diverse portfolio of communications and IT services and are focused on growing our suite of growth and IT services, including with our recent acquisition of CenterBeam. As a result, we expect the mix of our retail Business Service revenues to change over time, from legacy services to growth products and services. We are also focused on growing our wholesale services as we capitalize on unique fiber routes within our footprint.

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three and six months ended June 30, 2013 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions)
Due to decline in legacy products (a)	$(18.5)	$(38.7)
Due to growth products (b)	5.4	10.2
Due to IT services product launches (c)	1.7	3.2
Total change in retail services revenues	$(11.4)	$(25.3)
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

(c)	Increase due to new IT services product launches over the past year

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers. The increase in wholesale services revenues during the three and six months ended June 30, 2013 compared to the prior year periods was primarily due to an increase in transport and usage revenues as we capitalize on unique fiber routes. Contributing to the increase during the six months ended June 30, 2013 compared to the prior year period was a $1.2 million favorable adjustment recognized during the six months ended June 30, 2013 associated with the One Communications acquisition. During the first quarter of 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition.

Other Services. Other services consists primarily of web hosting. The decrease in other services revenues during the three and six months ended June 30, 2013 compared to the prior year periods was primarily due to a decrease in average legacy web hosting accounts.

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

The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.3 million during the three and six months ended June 30, 2012 to 1.1 million during the three and six months ended June 30, 2013.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 2.5% during the six months ended June 30, 2012 to 2.2% during the six months ended June 30, 2013, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base.

We expect our consumer access and service subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to remain stable as our customer base becomes longer tenured.

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

The decreases in value-added services revenues were due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decreases were attributable to the overall decline in average consumer subscribers.

Cost of revenues

The following table presents cost of revenues by segment for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollar	Percent	2012	2013	Dollar	Percent
	(dollars in thousands)
Business Services	$138,894	$129,598	$(9,296)	(7)%	$268,423	$257,517	$(10,906)	(4)%
Consumer Services	26,660	23,340	(3,320)	(12)%	54,179	48,287	(5,892)	(11)%
Total cost of revenues	$165,554	$152,938	$(12,616)	(8)%	$322,602	$305,804	$(16,798)	(5)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three and six months ended June 30, 2013 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions)
Due to reserves for regulatory audit established in prior year (a)	$(8.3)	$(8.3)
Due to decline in legacy products (b)	(3.1)	(5.0)
Due to reduction of IRU liability (c)	—	(1.8)
Due to favorable settlements (d)	(1.1)	(2.0)
Due to IT services product launches (e)	3.2	6.2
Total change in Business Services cost of revenues	$(9.3)	$(10.9)
______________

(a)
Decrease due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments.

(b)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP

(c)	Decrease due to the renegotiation of an IRU agreement recorded as a liability in purchase accounting for ITC^DeltaCom

(d)
Decrease due to a $1.1 million favorable settlement with a telecommunication vendor recognized during the three months ended June 30, 2013 and a $0.9 million favorable adjustment recognized during the three months ended March 31, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition

(e)	Increase due to IT services product launches over the past year

Consumer Services

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc., Comcast Corporation, Megapath, Time Warner Cable and Verizon Communications, Inc. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. In addition, Level 3 Communications, Inc. is planning to decommission its managed modem network at the end of 2013, which will require us to transition customers to other narrowband providers.

The decrease in Consumer Services cost of revenues compared to the prior year periods was primarily due to the decline in average consumer services subscribers. Partially offsetting this decrease was an increase due to the shift in mix from narrowband to broadband customers.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollar	Percent	2012	2013	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$104,418	$104,980	$562	1%	$212,335	$211,558	$(777)	—%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and six months ended June 30, 2013 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions)
Due to decrease in people-related costs (a)	$(0.1)	$(6.3)
Due to favorable One Communications settlement (b)	—	(1.1)
Due to increase in reserves for loss contingencies (c)	—	3.0
Due to increase in stock-based compensation (d)	1.1	2.5
Due to change in other selling, general and administrative costs (e)	(0.4)	1.1
Total change in Business Services cost of revenues	$0.6	$(0.8)
______________

(a)	Decrease due to decline in people costs resulting from reduction in headcount over the past year and synergies from integrating our businesses

(b)
Decrease due to a favorable adjustment recognized during the six months ended June 30, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition

(c)	Increase due to additional reserves for loss contingencies recorded during the six months ended June 30, 2013

(d)
Increase in stock-based compensation expense due to an increase in grants over the past year and additional costs related to our 2013 annual bonus plan as certain employees will receive a portion of their 2013 bonus in restricted stock units.

(e)	Change due to other selling, general and administrative costs such as outsourced labor, professional fees, property taxes, travel, insurance, occupancy costs and advertising.

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

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$28,188	$27,812	$(376)	(1)%	$55,736	$54,733	$(1,003)	(2)%
Amortization expense	17,757	16,458	(1,299)	(7)%	35,437	32,892	(2,545)	(7)%
Total	$45,945	$44,270	$(1,675)	(4)%	$91,173	$87,625	$(3,548)	(4)%

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

The decrease in depreciation and amortization expense during the three and six months ended June 30, 2013 compared to the prior year periods was primarily due to definite-lived intangible assets becoming fully amortized over the past year and property and equipment becoming fully depreciated over the past year.

Impairment of goodwill

During the first quarter of 2013, we recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. The impairment was based on an analysis of a number of factors after a decline in our market capitalization following the announcement of our fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
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
Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. We identified two reporting units, Business Services and Consumer Services, for evaluating goodwill. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of our reporting units with the reporting units' carrying amounts, including goodwill. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. We selected guideline companies in the industry where each reporting unit operates.

Upon completion of the first step, we determined that the carrying value of our Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its assets and liabilities. The impairment loss of $256.7 million during the first quarter of 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.
Approximately $33.8 million of goodwill attributable to the Business Services reporting unit remains as of June 30, 2013. Deterioration in market conditions or estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$2,179	$5,485	$3,306	152%	$3,330	$10,486	$7,156	215%
Severance and retention costs	1,513	1,101	(412)	(27)%	3,060	5,689	2,629	86%
Transaction-related costs	154	210	56	36%	993	315	(678)	(68)%
Facility-related costs	(10)	267	277	*	155	1,835	1,680	*
Legacy plan restructuring costs	—	215	215	—%	(181)	215	396	(219)%
Restructuring, acquisition and integration-related costs	$3,836	$7,278	$3,442	90%	$7,357	$18,540	$11,183	152%
__________
* Denotes percentage is not meaningful.

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance and retention costs; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The increase in restructuring, acquisition and integration-related costs compared to the prior year periods was primarily due to an increase in costs to integrate operating support systems and networks and costs to exit duplicate facilities. In addition, during the first quarter of 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. We also decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which resulted in a small number of position eliminations.

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

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Interest expense	$16,548	$18,092	$1,544	9%	$33,036	$32,909	$(127)	—%
Interest income	(835)	(37)	798	(96)%	(1,646)	(85)	1,561	(95)%
Other, net	(4)	118	122	(3,050)%	77	(95)	(172)	(223)%
Total	$15,709	$18,173	2,464	16%	$31,467	$32,729	$1,262	4%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The increase in interest expense and other, net, compared to the prior year periods was primarily due to a $2.0 million loss on repayment of debt recorded during the three months ended June 30, 2013 in connection with the redemption of our ITC^DeltaCom Notes. In May 2013, we completed a tender offer and redemption of all outstanding principal of our ITC^DeltaCom Notes. We recognized a net loss of $2.0 million as a result of $16.2 million of premiums paid for the tender and redemption, net of a $14.2 million write-off of unamortized premium on debt. Also contributing to the increase was a decrease in interest income due to lower investment yields and lower cash and marketable securities.

Income tax benefit (provision)

The following table presents the components of the income tax benefit (provision) for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Current provision	$(1,478)	$(27)	$(3,408)	$(156)
Deferred benefit	1,854	3,356	137	35,603
Total income tax benefit (provision)	$376	$3,329	$(3,271)	$35,447

The current tax provision for the three and six months ended June 30, 2013 was due to discrete items of prior year state tax expense and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

We have a valuation allowance of $39.2 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $7.2 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

We recognize deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is "more-likely-than-not" that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of valuation allowance. Adjustments could be required in the future if we estimate that the amount of deferred tax assets that we are more-likely-than-not able to realize is more or less than the net amount we have recorded. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, for the three and six months ended June 30, 2012 and 2013 reflects our telecom systems business acquired as part of ITC^DeltaCom. On August 2, 2013, we sold our ITC^DeltaCom telecom systems business. Upon disposition of the ITC^DeltaCom telecom systems business, we will have no significant continuing involvement in the operations or significant continuing direct cash flows. This business has been classified as held for sale and reported as discontinued operations. The telecom systems results of operations were previously included in our Business Services segment.
The following table presents summarized results of operations related to our discontinued operations for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$3,699	$1,920	$6,984	$5,148
Operating costs and expenses	(4,715)	(2,407)	(9,182)	(6,741)
Income tax benefit	517	195	990	196
Loss from discontinued operations, net of tax	$(499)	$(292)	$(1,208)	$(1,397)
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

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of June 30, 2012 and 2013:

	June 30, 2012	June 30, 2013

Total fiber optic route miles (a)	28,804	29,521
Colocations	1,415	1,483
Voice and data switches	56	60

(a) As of June 30, 2012 and 2013, includes 24,859 and 25,576, respectively, route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$253,783	$243,308	$(10,475)	(4)%	$510,762	$487,871	$(22,891)	(4)%
Segment operating income	33,991	30,428	(3,563)	(10)%	77,567	62,560	(15,007)	(19)%

The decrease in Business Services revenues during the three and six months ended June 30, 2013 compared to the prior year periods was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease was partially offset by an increase in revenues from our newer products, including IT services, MPLS and hosted VoIP. Partially offsetting the decrease for the six month period was the favorable settlement of working capital adjustments associated with the acquisition of One Communications recorded during 2013.

The decrease in Business Services operating income during the three and six months ended June 30, 2013 was primarily due to the decrease in revenues discussed above and an increase in operating costs for growth services. Partially offsetting these decreases was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and the decline in cost of revenue for certain legacy products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Consumer Subscriber Activity
Subscribers at beginning of period	1,294,000	1,095,000	1,350,000	1,139,000
Gross organic subscriber additions	36,000	27,000	79,000	58,000
Churn	(91,000)	(67,000)	(190,000)	(142,000)
Subscribers at end of period (a)	1,239,000	1,055,000	1,239,000	1,055,000

Consumer Metrics
Average narrowband subscribers (b)	690,000	591,000	706,000	602,000
Average broadband subscribers (b)	576,000	484,000	588,000	493,000
Average consumer subscribers (b)	1,266,000	1,075,000	1,294,000	1,095,000

ARPU (c)	$21.24	$21.74	$21.23	$21.65
Churn rate (d)	2.4%	2.1%	2.5%	2.2%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$80,696	$70,093	$(10,603)	(13)%	$164,808	$142,318	$(22,490)	(14)%
Segment operating income	37,025	33,373	(3,652)	(10)%	77,219	68,152	(9,067)	(12)%

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2012 and 2013:

	Six Months Ended
	June 30,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$88,462	$43,540	$(44,922)	(51)%
Net cash used in investing activities	(74,363)	(58,222)	16,141	(22)%
Net cash used in financing activities	(16,430)	(29,039)	(12,609)	77%
Net decrease in cash and cash equivalents	$(2,331)	$(43,721)	$(41,390)	*
__________
* Denotes percentage is not meaningful.

Operating activities

The decrease in cash provided by operating activities during the six months ended June 30, 2013 compared to the prior year period was primarily due to the overall decrease in revenues as well as a decrease in working capital related to timing of accounts payable, accrued liabilities and prepaid expenses.

Investing activities

The decrease in net cash used in investing activities during the six months ended June 30, 2013 compared to the prior year period was primarily due to a $37.7 million change in net cash from purchases and sales of marketable securities. During the six months ended June 30, 2012, we used $18.9 million of cash for purchases of marketable securities, net of sales and maturities. During the six months ended June 30, 2013, we generated $18.8 million of cash from sales and maturities of marketable securities, net of purchases. Partially offsetting this decrease was a $20.6 million increase in capital expenditures as we expand our fiber network and upgrade our network and technology infrastructure.

Financing activities

The increase in net cash used in financing activities during the six months ended June 30, 2013 compared to the prior year period was primarily due to a $17.6 million increase in net cash used for debt and capital lease transactions. In May 2013, we completed a private placement of $300.0 million aggregate principal amount of Senior Secured Notes, resulting in net proceeds of $292.6 million million after deducting transaction fees of $7.4 million. We used proceeds from the private placement, together with available cash, were used to fund a tender offer and redemption of our ITC^DeltaCom Notes. We used approximately $314.8 million to repay the ITC^DeltaCom Notes, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. In May 2013, we also amended and restated our revolving credit facility and paid $1.9 million of transaction fees and expenses.

The above increase in net cash used in financing activities was partially offset by a $5.1 million decrease in repurchases of common stock and a $0.2 million decrease in dividends paid. During the six months ended June 30, 2012, we repurchased 0.7 million shares of our common stock for $(5.1) million pursuant to our share repurchase program. We did not repurchase any of our common stock during the six months ended June 30, 2013. During the six months ended June 30, 2012 and 2013, cash dividends declared were $0.10 per share.

Future Uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including our $300.0 million aggregate principal amount of Senior Notes due in May 2019, our $300.0 million aggregate principal amount of Senior Secured Notes due in June 2020 and any future borrowings under our $135.0 million revolving credit facility.

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

Restructuring, acquisition and integration-related costs. We are currently integrating our operating support system and certain billing systems, which we expect to be substantially completed in 2013. We expect to incur expenses in connection with completing our integration. In January 2013, we restructured our sales organization in order to better meet the needs of the IT services market and decided to exit telecom systems sales to focus on our hosted VoIP platform for new voice customers. We will continue to evaluate our business, and may incur costs for additional restructuring activities.

Dividends. During the six months ended June 30, 2012 and 2013, cash dividends declared were $0.10 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

Other. We used cash of $22.7 million for our acquisition of CenterBeam in the July 2013. We may also use cash to invest in or acquire other companies, to repurchase common stock or to repurchase or redeem debt. We expect to continue to evaluate and consider potential strategic transactions that we believe may complement or grow our business. Although we continue to consider and evaluate potential strategic transactions, there can be no assurance that we will be able to consummate any such transaction.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the six months ended June 30, 2012 and 2013, we generated $88.5 million and $43.5 million in cash from operations, respectively. As of June 30, 2013, we had $113.9 million in cash and cash equivalents and $28.0 million in marketable securities. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of June 30, 2013, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, service outstanding indebtedness, capital requirements and investment and other obligations for at least the next 12 months. However, to refinance existing indebtedness, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $135.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2013, we had utilized approximately $676.5 million pursuant to the authorizations and had $73.5 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax, less cash used for purchases of property and equipment.

These non-GAAP financial measures are commonly used in our industry and are presented because management believes they provide relevant and useful information to investors. Management uses these non-GAAP financial measures to evaluate the performance of its business. Management also uses Unlevered Free Cash Flow to assess its ability to fund capital expenditures, fund growth and service debt. Management believes that excluding the effects of certain non-cash and non-operating items enables investors to better understand and analyze the current period’s results and provides a better measure of comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Net income (loss)	$(1,106)	$(11,201)	$6,157	$(247,616)
Interest expense and other, net	15,709	18,173	31,467	32,729
Income tax provision (benefit)	(376)	(3,329)	3,271	(35,447)
Depreciation and amortization	45,945	44,270	91,173	87,625
Impairment of goodwill	—	—	—	255,599
Stock-based compensation expense	2,868	4,010	5,540	7,979
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Loss from discontinued operations, net of tax	499	292	1,208	1,397
Adjusted EBITDA	$67,375	$59,493	$146,173	$120,806

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Net income (loss)	$(1,106)	$(11,201)	$6,157	$(247,616)
Interest expense and other, net	15,709	18,173	31,467	32,729
Income tax provision (benefit)	(376)	(3,329)	3,271	(35,447)
Depreciation and amortization	45,945	44,270	91,173	87,625
Impairment of goodwill	—	—	—	255,599
Stock-based compensation expense	2,868	4,010	5,540	7,979
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Loss from discontinued operations, net of tax	499	292	1,208	1,397
Purchases of property and equipment	(24,450)	(34,401)	(56,225)	(76,855)
Unlevered Free Cash Flow	$42,925	$25,092	$89,948	$43,951

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)
Net cash provided by operating activities	$22,251	$11,696	$88,462	$43,540
Income tax provision (benefit)	(376)	(3,329)	3,271	(35,447)
Non-cash income taxes	1,854	3,356	137	35,603
Interest expense and other, net	15,709	18,173	31,467	32,729
Amortization of debt discount, premium and issuance costs	479	(462)	973	(48)
Restructuring, acquisition and integration-related costs	3,836	7,278	7,357	18,540
Changes in operating assets and liabilities	22,913	23,420	13,397	26,184
Purchases of property and equipment	(24,450)	(34,401)	(56,225)	(76,855)
Other, net	709	(639)	1,109	(295)
Unlevered Free Cash Flow	$42,925	$25,092	$89,948	$43,951

Net cash used in investing activities	$(24,151)	$(15,471)	$(74,363)	$(58,222)
Net cash used in financing activities	$(10,651)	$(28,473)	$(16,430)	$(29,039)

Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued authoritative guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include: (1) that we may not be able to execute our strategy to be an IT services company for small and medium-sized businesses with IT and network security needs, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our evolving Business Services product portfolio to offset declining revenues from our legacy Business Services products and from our Consumer Services segment, which could adversely affect our results of operations and cash flows; (3) that we may not be able to develop the optimal sales model necessary to implement our business strategy; (4) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that our failure to achieve operating efficiencies will adversely affect our results of operations; (7) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (8) that unfavorable general economic conditions could harm our business; (9) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (10) that we face significant competition in the IT services and communications industry that could reduce our profitability; (11) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) that we may experience reductions in switched access and reciprocal compensation revenue; (15) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) that our consumer business is dependent on the availability of third-party network service providers; (21) that we face significant competition in the Internet access industry that could reduce our profitability; (22) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (23) that potential regulation of Internet service providers could adversely affect our operations; (24) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (25) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (26) that we may not be able to protect our intellectual property; (27) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (28) that our business depends on effective business support systems and processes; (29) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (30) that cyber security breaches could harm our business; (31) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (32) that government regulations could adversely affect our business or force us to change our business practices; (33) that regulatory audits have in the past, and could in the future, result in increased costs; (34) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (35) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (36) that we may have exposure to greater than anticipated tax liabilities and the use of our net operating losses and certain other tax attributes could be limited in the future; (37) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (38) that we may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; (39) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness or inability to borrow funds under our existing credit facility; (40) that we may reduce, or cease payment of, quarterly cash dividends; (41) that our stock price may be volatile; and (42) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EARTHLINK, INC.

Date:	August 5, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer and President (principal executive officer)

Date:	August 5, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)