Form 10-Q
period 2013-09-30
EARTHLINK INC
filed 2013-11-06
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, 101,948,342 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2013

PART I

 Item 1.  Financial Statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,621	$115,903
Marketable securities	42,073	—
Restricted cash	1,013	—
Accounts receivable, net of allowance of $7,872 and $8,311 as of December 31, 2012 and September 30, 2013, respectively	112,765	107,433
Prepaid expenses	17,171	20,569
Deferred income taxes, net	15,954	10,482
Other current assets	20,303	10,270
Total current assets	366,900	264,657
Long-term marketable securities	4,778	—
Property and equipment, net	418,966	438,474
Long-term deferred income taxes, net	195,012	246,957
Goodwill	379,415	139,056
Other intangible assets, net	214,685	172,111
Other long-term assets	19,654	27,393
Total assets	$1,599,410	$1,288,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,792	$10,286
Accrued payroll and related expenses	31,003	29,035
Other accrued liabilities	129,572	116,045
Deferred revenue	51,690	50,424
Current portion of long-term debt and capital lease obligations	1,375	1,392
Total current liabilities	232,432	207,182
Long-term debt and capital lease obligations	614,890	606,601
Other long-term liabilities	33,284	30,791
Total liabilities	880,606	844,574
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and September 30, 2013	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,919 and 197,439 shares issued as of December 31, 2012 and September 30, 2013, respectively, and 102,739 and 101,915 shares outstanding as of December 31, 2012 and September 30, 2013, respectively	1,969	1,975
Additional paid-in capital	2,057,974	2,049,132
Accumulated deficit	(606,148)	(865,102)
Treasury stock, at cost, 94,180 and 95,524 shares as of December 31, 2012 and September 30, 2013, respectively	(735,003)	(741,927)
Accumulated other comprehensive income (loss)	12	(4)
Total stockholders’ equity	718,804	444,074
Total liabilities and stockholders’ equity	$1,599,410	$1,288,648
The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands, except per share data) (unaudited)
Revenues	$330,839	$308,578	$1,006,409	$938,767
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	155,342	144,760	477,944	450,564
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	107,626	108,911	319,961	320,469
Depreciation and amortization	45,630	46,689	136,803	134,314
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Total operating costs and expenses	314,977	310,288	948,444	1,189,414
Income (loss) from operations	15,862	(1,710)	57,965	(250,647)
Interest expense and other, net	(16,792)	(13,985)	(48,259)	(46,714)
Income (loss) from continuing operations before income taxes	(930)	(15,695)	9,706	(297,361)
Income tax benefit (provision)	2,793	4,582	(478)	40,029
Income (loss) from continuing operations	1,863	(11,113)	9,228	(257,332)
Loss from discontinued operations, net of tax	(491)	(225)	(1,699)	(1,622)
Net income (loss)	$1,372	$(11,338)	$7,529	$(258,954)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investments, net of tax	19	(1)	29	(12)
Foreign currency translation adjustment, net of tax	—	(4)	—	(4)
Other comprehensive income (loss), net of tax	19	(5)	29	(16)
Comprehensive income (loss)	$1,391	$(11,343)	$7,558	$(258,970)

Basic net income (loss) per share
Continuing operations	$0.02	$(0.11)	$0.09	$(2.50)
Discontinued operations	—	—	(0.02)	(0.02)
Basic net income (loss) per share	$0.01	$(0.11)	$0.07	$(2.52)
Basic weighted average common shares outstanding	105,001	102,580	105,833	102,835

Diluted net income (loss) per share
Continuing operations	$0.02	$(0.11)	$0.09	$(2.50)
Discontinued operations	—	—	(0.02)	(0.02)
Diluted net income (loss) per share	$0.01	$(0.11)	$0.07	$(2.52)
Diluted weighted average common shares outstanding	105,712	102,580	106,592	102,835

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

EARTHLINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:	(in thousands) (unaudited)
Net income (loss)	$7,529	$(258,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,803	134,314
Impairment of goodwill	—	255,599
Loss on disposals and sales of fixed assets	1,044	217
Non-cash income taxes	(1,018)	(40,206)
Stock-based compensation	8,203	9,218
Amortization of debt discount, premium and issuance costs	(1,470)	1,044
Loss on repayment of debt	—	2,080
Other operating activities	(693)	(608)
(Increase) decrease in accounts receivable, net	(6,999)	5,438
Decrease (increase) in prepaid expenses and other assets	1,055	(420)
Increase (decrease) in accounts payable and accrued and other liabilities	34,130	(23,117)
Decrease in deferred revenue	(56)	(1,175)
Net cash provided by operating activities	178,528	83,430
Cash flows from investing activities:
Purchases of property and equipment	(80,729)	(109,647)
Purchases of marketable securities	(57,528)	(41,209)
Sales and maturities of marketable securities	38,763	88,060
Purchase of business	—	(16,806)
Purchase of customer relationships	—	(1,195)
Change in restricted cash	768	1,013
Other investing activities	—	1,251
Net cash used in investing activities	(98,726)	(78,533)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	290,692
Repayment of debt and capital lease obligations	(1,243)	(316,046)
Repurchases of common stock	(12,967)	(5,604)
Payment of dividends	(15,917)	(15,693)
Proceeds from exercises of stock options	236	—
Other financing activities	99	36
Net cash used in financing activities	(29,792)	(46,615)
Net increase (decrease) in cash and cash equivalents	50,010	(41,718)
Cash and cash equivalents, beginning of period	211,783	157,621
Cash and cash equivalents, end of period	$261,793	$115,903

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2012 and 2013 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2013.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued authoritative guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations	$1,863	$(11,113)	$9,228	$(257,332)
Loss from discontinued operations, net of tax	(491)	(225)	(1,699)	(1,622)
Net income (loss)	$1,372	$(11,338)	$7,529	$(258,954)

Denominator
Basic weighted average common shares outstanding	105,001	102,580	105,833	102,835
Dilutive effect of Common Stock Equivalents	711	—	759	—
Diluted weighted average common shares outstanding	105,712	102,580	106,592	102,835

Basic net income (loss) per share
Continuing operations	$0.02	$(0.11)	$0.09	$(2.50)
Discontinued operations	—	—	(0.02)	(0.02)
Basic net income (loss) per share	$0.01	$(0.11)	$0.07	$(2.52)

Diluted net income (loss) per share
Continuing operations	$0.02	$(0.11)	$0.09	$(2.50)
Discontinued operations	—	—	(0.02)	(0.02)
Diluted net income (loss) per share	$0.01	$(0.11)	$0.07	$(2.52)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

During the three and nine months ended September 30, 2012, approximately 3.9 million and 3.3 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 because such inclusion would have an anti-dilutive effect due to the Company's net loss. Anti-dilutive securities could be dilutive in future periods.

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
Pursuant to the terms of the merger agreement, the aggregate merger consideration included $13.5 million (combination of cash and approximately 0.8 million shares of common stock) deposited into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. As of December 31, 2012, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million had been returned to EarthLink. During the nine months ended September 30, 2013, an arbitrator made a final decision with respect to the post-closing working capital adjustments. Pursuant to the arbitrator's decision, the Company received an additional $1.9 million of cash and 0.2 million shares of common stock valued at $1.3 million from the escrow account during the nine months ended September 30, 2013, which was recorded in the Condensed Consolidated Statement of Comprehensive Income (Loss). As of September 30, 2013, the Company still had certain claims outstanding related to other non-working capital adjustments.

CenterBeam

On July 1, 2013, EarthLink acquired substantially all of the assets of CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses. With this acquisition, EarthLink intends to further grow its IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

The preliminary fair value of consideration transferred was $23.5 million, which included $16.8 million of cash and $6.7 million for the assumption and repayment of debt and other obligations. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of CenterBeam were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $16.5 million of goodwill, $6.4 million of identifiable intangible assets, $0.8 million of property and equipment and $0.2 million of net other liabilities. The allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, the fair value of intangible assets, income and non-income based taxes and residual goodwill. EarthLink has included the financial results of CenterBeam in its consolidated financial statements from the date of acquisition. Pro forma financial information for CenterBeam has not been presented, as the effects were not material to the Company's consolidated financial statements.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance and retention costs; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Income (Loss).  Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Integration-related costs	$3,614	$5,192	$6,944	$15,678
Severance and retention costs	2,051	4,029	5,111	9,718
Transaction-related costs	373	670	1,366	985
Facility-related costs	336	37	491	1,872
Legacy plan restructuring costs	5	—	(176)	215
Restructuring, acquisition and integration-related costs	$6,379	$9,928	$13,736	$28,468

Restructuring, acquisition and integration-related costs recorded during the nine months ended September 30, 2013 primarily includes integration costs incurred in connection with integrating operating support systems, networks and certain billing systems and costs incurred in connection with the Company's acquisition of CenterBeam. Restructuring, acquisition and integration-related costs recorded during the nine months ended September 30, 2013 also includes costs incurred to restructure the Company's sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Income (Loss).

6.  Discontinued Operations

The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its ITC^DeltaCom telecom systems business. The Company received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. The Company has no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in the Company's Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$3,947	$774	$10,931	$5,922
Operating costs and expenses	(5,015)	(1,036)	(14,197)	(7,777)
Income tax benefit	577	37	1,567	233
Loss from discontinued operations, net of tax	$(491)	$(225)	$(1,699)	$(1,622)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7.  Investments in Marketable Securities

The Company’s marketable securities consisted of the following as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012	As of September 30, 2013
	(in thousands)
Corporate debt securities	$30,181	$—
Government and agency securities	5,314	—
Commercial paper	9,293	—
Certificates of deposit	1,552	—
Municipal bonds	511	—
Total marketable securities	46,851	—
Less: classified as current	(42,073)	—
Total long-term marketable securities	$4,778	$—

Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consisted of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper, certificates of deposit and municipal bonds. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and in total comprehensive income (loss). Amounts reclassified out of accumulated other comprehensive income into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following tables summarize gross unrealized gains and losses as of December 31, 2012 on the Company’s marketable securities designated as available-for-sale:

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

8.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2013 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2012
Goodwill	$88,920	$378,373	$467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	290,495	379,415

Goodwill impairment	—	(256,700)	(256,700)
Goodwill acquired	—	16,510	16,510
Discontinued operations	—	(169)	(169)

Balance as of September 30, 2013
Goodwill	88,920	394,714	483,634
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$50,136	$139,056

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012			As of September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$361,961	$(160,513)	$201,448	$366,805	$(204,336)	$162,469
Developed technology and software	24,311	(14,801)	9,510	26,261	(18,014)	8,247
Trade names	9,121	(6,345)	2,776	9,121	(8,245)	876
Other	1,800	(849)	951	1,800	(1,281)	519
	$397,193	$(182,508)	$214,685	$403,987	$(231,876)	$172,111

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2013, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), for the three and nine months ended September 30, 2012 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Amortization expense	$17,709	$16,795	$53,146	$49,687

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $16.7 million during the remaining three months in the year ending December 31, 2013 and $62.7 million, $60.7 million, $29.6 million, $1.9 million and $0.5 million during the years ending December 31, 2014, 2015, 2016, 2017 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

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

Upon completion of the first step, the Company determined that the carrying value of its Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, estimated fair values were allocated to the identifiable assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its identifiable assets and liabilities. The impairment loss of $256.7 million during the first quarter 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Of this amount, $49.3 million was deductible for tax purposes. Approximately $50.1 million of goodwill attributable to the Business Services reporting unit remains as of September 30, 2013.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012	As of September 30, 2013
	(in thousands)
Accrued taxes and surcharges	$33,016	$27,697
Accrued communications costs	39,174	28,100
Accrued interest	11,066	17,565
Amounts due to customers	15,913	12,393
Facility exit and restructuring liabilities	3,211	2,919
Other	27,192	27,371
Total other accrued liabilities	$129,572	$116,045

10.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012	As of September 30, 2013
	(in thousands)
EarthLink senior secured notes due June 2020	$—	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(8,818)	(8,035)
ITC^DeltaCom senior secured notes due April 2016	292,300	—
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	15,694	—
Capital lease obligations	17,089	16,028
Carrying value of debt and capital lease obligations	616,265	607,993
Less current portion of debt and capital lease obligations	(1,375)	(1,392)
Long-term debt and capital lease obligations	$614,890	$606,601

EarthLink Senior Secured Notes due June 2020
General.  In May 2013, the Company completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”).  The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees and expenses of $7.4 million. The transaction fees and expenses were recorded in other long-term assets in the Condensed Consolidated Balance Sheet and are being amortized to interest expense on a straight-line basis over the life of the Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the original purchasers pursuant to which the Company was required to complete an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the SEC with substantially identical terms to the original Senior Secured Notes. In August 2013, in accordance with the registration rights granted to the original purchasers of the Senior Secured Notes, the Company completed an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the SEC with substantially identical terms to the original Senior Secured Notes.
The Senior Secured Notes accrue interest at a rate of 7.375% per year, payable on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Secured Notes will mature on June 1, 2020.
Redemption.  The Company may redeem the Senior Secured Notes, in whole or in part, (i) from June 1, 2016 until May 31, 2017 at a price equal to 105.531% of the principal amount of the Senior Secured Notes redeemed; (ii) from June 1, 2017 until May 31, 2018 at a price equal to 103.688% of the principal amount of the Senior Secured Notes redeemed; (iii) from June 1, 2018 until May 31, 2019 at a price equal to 101.844% of the principal amount of the Senior Secured Notes redeemed; and (iv) from

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

June 1, 2019 and thereafter at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed, in each case plus accrued and unpaid interest.  Prior to June 1, 2016, the Company may also redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed plus a make-whole premium and accrued and unpaid interest.  In addition, prior to June 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain equity offerings at a price equal to 107.375% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest.
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
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of September 30, 2013, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  The indenture governing the Company's Senior Secured Notes currently permits approximately $41.6 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of September 30, 2013, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, dept repayments and investments.  The indenture governing the Company's Senior Notes currently permits approximately $166.7 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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
Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. This senior secured revolving credit facility replaced the Company's existing $150.0 million senior secured credit facility. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of September 30, 2013, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of September 30, 2013. However, $2.2 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of September 30, 2013.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The Company is the borrower under the Credit Agreement. All obligations of the borrower under the Credit Agreement are guaranteed by substantially all of the Company's existing direct and indirect domestic subsidiaries and will be guaranteed by certain of the Company's future direct and indirect domestic subsidiaries. The obligations of the Company and the subsidiary guarantors under the Credit Agreement, as well as obligations under certain treasury management, interest protection or other hedging arrangements entered into with a lender, are secured by (subject to certain liens permitted by the Credit Agreement) liens, which rank equally with the Company's other senior secured indebtedness, on or security interests in substantially all of the Company's and the subsidiary guarantors' present and future assets (subject to certain exclusions set forth in the Credit Agreement).

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

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0. As of September 30, 2013, the Company was in compliance with these covenants.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

11.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2013, the Company had $67.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The Company repurchased 1.9 million shares of its common stock pursuant to its share repurchase program for $13.0 million during the nine months ended September 30, 2012. The Company repurchased 1.1 million shares of its common stock pursuant to its share repurchase program for $5.6 million during the nine months ended September 30, 2013.

Dividends

During the nine months ended September 30, 2012 and 2013, cash dividends declared were $0.15 and $0.15 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $15.9 million and $15.7 million during the nine months ended September 30, 2012 and 2013, respectively. The Company currently intends to pay regular quarterly dividends on its common stock.  Any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $2.7 million and $1.2 million during the three months ended September 30, 2012 and 2013, respectively, and $8.2 million and $9.2 million during the nine months ended September 30, 2012 and 2013, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2012	3,723	$8.12
Granted	2,301	6.08
Forfeited and expired	(431)	7.36
Outstanding as of September 30, 2013	5,593	7.34	7.2	$—
Vested and expected to vest as of September 30, 2013	5,415	$7.36	7.2	$—
Exercisable as of September 30, 2013	2,036	$8.54	4.2	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2013 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2013. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2013 was $56,000 and $0, respectively. The intrinsic

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of September 30, 2013, there was $4.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the status of the Company’s stock options as of September 30, 2013:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$6.08	to	$6.08	2,183	9.4	$6.08	—	$—
6.86	to	6.98	103	3.6	6.89	103	6.89
7.02	to	7.32	322	3.7	7.28	322	7.28
7.51	to	7.51	1,884	8.4	7.51	587	7.51
7.64	to	8.96	185	6.0	8.36	108	8.29
9.01	to	9.24	241	1.1	9.03	241	9.03
9.48	to	9.89	277	2.1	9.51	277	9.51
10.36	to	11.82	398	1.8	10.60	398	10.60
$6.08	to	$11.82	5,593	7.2	$7.34	2,036	$8.54

The fair value of stock options granted during the nine months ended September 30, 2013 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2013
Dividend yield	3.29%
Expected volatility	31.20%
Risk-free interest rate	0.88%
Expected life	5 years

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $1.19 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2012	2,981	$7.90
Granted	2,449	6.07
Vested	(797)	8.13
Forfeited	(677)	7.05
Outstanding as of September 30, 2013	3,956	$6.86

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2012 and 2013 was $7.54 and $6.07, respectively.  As of September 30, 2013, there was $14.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2012 and 2013 was $6.5 million and $5.3 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

13.  Income Taxes

The following table presents the components of the income tax benefit (provision) from continuing operations for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Current benefit (provision)	$1,912	$(21)	$(1,496)	$(177)
Deferred benefit	881	4,603	1,018	40,206
Total income tax benefit (provision)	$2,793	$4,582	$(478)	$40,029

The income tax provision for the nine months ended September 30, 2013 represents an effective rate of 13%, including tax expense of $0.4 million for discrete items, which represents (0.13)% of the effective tax rate.  The effective rate differs from the federal statutory rate of 35% primarily because of the impairment of non-deductible goodwill, as well as state taxes. The discrete expense for the nine months ended September 30, 2013 relates to stock-based compensation, return to accrual adjustments, prior year state tax items and additional penalties and interest related to uncertain tax positions. The current tax provision for the nine months ended September 30, 2013 was due to the prior year state tax items and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

Valuation allowance. The Company has a valuation allowance of $39.1 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by the Company as an adjustment to additional paid-in-capital.  Approximately $7.1 million relates to net operating losses in certain jurisdictions where the Company believes it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock-based compensation deferred tax assets.

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

The Company recognizes deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is "more-likely-than-not" that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of the valuation allowance. Adjustments could be required in the future if it is estimated that the amount of deferred tax assets that are "more-likely-than-not" able to be realized is more or less than the net amount recorded. It is reasonably possible that if estimates of future taxable income are reduced, the amount of the Company’s deferred tax assets considered realizable could be reduced in the near term. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, California, Florida, Georgia, Massachusetts, New York and North Carolina as material tax jurisdictions for purposes of calculating its uncertain tax positions.  The Company believes that its income tax filing positions and deductions through the period ended September 30, 2013 will not result in a material adverse effect on the Company's financial condition, results of operations or cash flow. The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. As of September 30, 2013, $0.9 million of interest and $0.8 million of penalties had been accrued.

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2013 is as follows:

Nine Months Ended
September 30,
2013
(in thousands)
Balance as of January 1, 2013	$23,400
Decreases for tax positions related to prior years	(101)
Balance as of September 30, 2013	$23,299

Within the next twelve months, it is reasonably possible that approximately $5.3 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Assets measured at fair value on a recurring basis

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following tables present the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012:

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

As of December 31, 2012, the Company classified its cash equivalents within Level 1 because these securities were valued based on quoted market prices in active markets. The Company classified its government and agency securities, corporate debt securities, commercial paper and certificates of deposit within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company utilized an independent pricing service to assist in obtaining fair-value pricing for its Level 2 securities.  Where observable market data was available, the pricing service used a weighted average price from a variety of data providers. Where observable market data was not readily available, the pricing service used a pricing model appropriate to the type and structure of the security.  The Company periodically evaluated the reasonableness of these models.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Fair value of debt

The estimated fair values of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2012 and September 30, 2013:

	As of December 31, 2012		As of September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
EarthLink Senior Secured Notes	$—	$—	$300,000	$300,000
EarthLink Senior Notes	291,182	315,000	291,965	290,925
ITC^DeltaCom Notes	307,994	306,915	—	—
Total debt, excluding capital leases	$599,176	$621,915	$591,965	$590,925

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

The Company evaluates performance of its segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include costs over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance. Certain amounts in the prior period segment operating income information have been reclassified to conform to the current period presentation, including segment operating expenses and segment revenues.

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated income (loss) from operations for the three and nine months ended September 30, 2012 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Business Services
Revenues	$253,114	$240,626	$763,876	$728,497
Cost of revenues (excluding depreciation and amortization)	129,567	121,429	397,990	378,946
Gross margin	123,547	119,197	365,886	349,551
Direct segment operating expenses	83,158	86,856	247,930	254,650
Segment operating income	$40,389	$32,341	$117,956	$94,901
Consumer Services
Revenues	$77,725	$67,952	$242,533	$210,270
Cost of revenues (excluding depreciation and amortization)	25,775	23,331	79,954	71,618
Gross margin	51,950	44,621	162,579	138,652
Direct segment operating expenses	16,939	12,739	50,349	38,618
Segment operating income	$35,011	$31,882	$112,230	$100,034
Consolidated
Revenues	$330,839	$308,578	$1,006,409	$938,767
Cost of revenues	155,342	144,760	477,944	450,564
Gross margin	175,497	163,818	528,465	488,203
Direct segment operating expenses	100,097	99,595	298,279	293,268
Segment operating income	75,400	64,223	230,186	194,935
Depreciation and amortization	45,630	46,689	136,803	134,314
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Corporate operating expenses	7,529	9,316	21,682	27,201
Income (loss) from operations	$15,862	$(1,710)	$57,965	$(250,647)

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2012 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Business Services
Retail services	$210,066	$199,389	$635,840	$599,901
Wholesale services	38,164	36,338	112,923	114,280
Other services	4,884	4,899	15,113	14,316
Total revenues	253,114	240,626	763,876	728,497
Consumer Services
Access services	65,940	56,999	206,442	176,735
Value-added services	11,785	10,953	36,091	33,535
Total revenues	77,725	67,952	242,533	210,270
Total Revenues	$330,839	$308,578	$1,006,409	$938,767

The Company’s Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers and businesses; and (3) other services, which primarily consists of web hosting. The Company's IT services, which are included within its retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities. During the three months ended September 30, 2013, the Company recorded a $7.2 million, or $0.07 per share, favorable adjustment to its reserves for regulatory audits due to final interpretation and resolution of certain regulatory audits, which is included in cost of revenues in the Consolidated Statement of Comprehensive Income (Loss).
Patents. From time to time, the Company receives notices of infringement of patent rights from parties claiming to own patents related to certain of the Company's services and products. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Most of these matters are in preliminary stages. The Company intends to vigorously defend its position with respect to these matters.
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
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $5.6 million for unrecorded disputed amounts.
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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

17.  Condensed Consolidating Financial Information

The Company’s Senior Notes due 2019 and Senior Secured Notes due 2020 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than certain subsidiaries that are minor (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company. As a result of these guarantees, the Company is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”).

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

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64,754	$51,149	$—	$115,903
Accounts receivable, net	8,325	99,108	—	107,433
Prepaid expenses	8,147	12,422	—	20,569
Deferred income taxes, net	—	4,516	5,966	10,482
Due from affiliates	129,379	17,977	(147,356)	—
Other current assets	3,516	6,754	—	10,270
Total current assets	214,121	191,926	(141,390)	264,657
Property and equipment, net	25,246	413,228	—	438,474
Long-term deferred income taxes, net	33,861	91,573	121,523	246,957
Goodwill	88,920	211,031	(160,895)	139,056
Purchased intangible assets, net	—	172,111	—	172,111
Investment in subsidiaries	829,603	—	(829,603)	—
Other long-term assets	16,466	10,927	—	27,393
Total assets	$1,208,217	$1,090,796	$(1,010,365)	$1,288,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,017	$6,269	$—	$10,286
Accrued payroll and related expenses	3,402	25,633		29,035
Other accrued liabilities	48,244	68,456	(655)	116,045
Deferred revenue	12,485	37,939	—	50,424
Due to affiliates	—	147,356	(147,356)	—
Current portion of debt and capital lease obligations	80	1,312	—	1,392
Total current liabilities	68,228	286,965	(148,011)	207,182
Long-term debt and capital lease obligations	592,249	14,352	—	606,601
Other long-term liabilities	1,644	29,665	(518)	30,791
Total liabilities	662,121	330,982	(148,529)	844,574
Stockholders’ equity:
Common stock	1,975	—	—	1,975
Additional paid-in capital	2,072,250	1,235,800	(1,258,918)	2,049,132
Accumulated deficit	(786,202)	(475,982)	397,082	(865,102)
Treasury stock, at cost	(741,927)	—	—	(741,927)
Accumulated other comprehensive loss	—	(4)	—	(4)
Total stockholders’ equity	546,096	759,814	(861,836)	444,074
Total liabilities and stockholders’ equity	$1,208,217	$1,090,796	$(1,010,365)	$1,288,648

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,312	$87,309	$—	$157,621
Marketable securities	42,073	—	—	42,073
Restricted cash	—	1,013	—	1,013
Accounts receivable, net	9,490	103,275	—	112,765
Prepaid expenses	6,352	10,819	—	17,171
Deferred income taxes, net	1,234	5,948	8,772	15,954
Due from affiliates	90,778	30,429	(121,207)	—
Other current assets	7,862	12,441	—	20,303
Total current assets	228,101	251,234	(112,435)	366,900
Long-term marketable securities	4,778	—	—	4,778
Property and equipment, net	24,427	394,539	—	418,966
Long-term deferred income taxes, net	12,421	74,013	108,578	195,012
Goodwill	88,920	290,495	—	379,415
Purchased intangible assets, net	—	214,685	—	214,685
Investment in subsidiaries	650,405	—	(650,405)	—
Other long-term assets	8,842	10,812	—	19,654
Total assets	$1,017,894	$1,235,778	$(654,262)	$1,599,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,654	$16,138	$—	$18,792
Accrued payroll and related expenses	9,493	21,510	—	31,003
Other accrued liabilities	23,064	106,524	(16)	129,572
Deferred revenue	13,883	37,807	—	51,690
Due to affiliates	—	121,207	(121,207)	—
Current portion of debt and capital lease obligations	93	1,282	—	1,375
Total current liabilities	49,187	304,468	(121,223)	232,432
Long-term debt and capital lease obligations	291,534	323,356	—	614,890
Other long-term liabilities	3,139	32,502	(2,357)	33,284
Total liabilities	343,860	660,326	(123,580)	880,606
Stockholders’ equity:
Common stock	1,969	—	—	1,969
Additional paid-in capital	2,057,974	894,223	(894,223)	2,057,974
Accumulated deficit	(650,918)	(318,771)	363,541	(606,148)
Treasury stock, at cost	(735,003)	—	—	(735,003)
Accumulated other comprehensive income	12	—	—	12
Total stockholders’ equity	674,034	575,452	(530,682)	718,804
Total liabilities and stockholders’ equity	$1,017,894	$1,235,778	$(654,262)	$1,599,410

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$72,443	$238,371	$(2,236)	$308,578
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	24,373	122,623	(2,236)	144,760
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	22,055	86,856	—	108,911
Depreciation and amortization	2,308	44,381	—	46,689
Restructuring, acquisition and integration-related costs	4,414	5,514	—	9,928
Total operating costs and expenses	53,150	259,374	(2,236)	310,288
Income (loss) from operations	19,293	(21,003)	—	(1,710)
Interest expense and other, net	(12,999)	(986)	—	(13,985)
Equity in losses of subsidiaries	(13,828)	—	13,828	—
Loss before income taxes	(7,534)	(21,989)	13,828	(15,695)
Income tax (provision) benefit	(178)	8,423	(3,663)	4,582
Loss from continuing operations	(7,712)	(13,566)	10,165	(11,113)
Loss from discontinued operations, net of tax	—	(262)	37	(225)
Net loss	$(7,712)	$(13,828)	$10,202	$(11,338)

Comprehensive loss	$(7,713)	$(13,832)	$10,202	$(11,343)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$83,022	$249,669	$(1,852)	$330,839
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	27,187	130,007	(1,852)	155,342
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	24,468	83,158	—	107,626
Depreciation and amortization	2,272	43,358	—	45,630
Restructuring, acquisition and integration-related costs	3,683	2,696	—	6,379
Total operating costs and expenses	57,610	259,219	(1,852)	314,977
Income (loss) from operations	25,412	(9,550)	—	15,862
Interest expense and other, net	(7,385)	(9,407)	—	(16,792)
Equity in losses of subsidiaries	(17,248)	—	17,248	—
Income (loss) before income taxes	779	(18,957)	17,248	(930)
Income tax (provision) benefit	(4,672)	2,777	4,688	2,793
Income (loss) from continuing operations	(3,893)	(16,180)	21,936	1,863
Loss from discontinued operations, net of tax	—	(1,068)	577	(491)
Net income (loss)	$(3,893)	$(17,248)	$22,513	$1,372

Comprehensive income (loss)	$(3,874)	$(17,248)	$22,513	$1,391

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$224,313	$721,100	$(6,646)	$938,767
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	75,156	382,054	(6,646)	450,564
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	65,819	254,650	—	320,469
Depreciation and amortization	6,380	127,934	—	134,314
Impairment of goodwill	—	95,805	159,794	255,599
Restructuring, acquisition and integration-related costs	10,752	17,716	—	28,468
Total operating costs and expenses	158,107	878,159	153,148	1,189,414
Income (loss) from operations	66,206	(157,059)	(159,794)	(250,647)
Interest expense and other, net	(28,992)	(17,722)	—	(46,714)
Equity in losses of subsidiaries	(157,211)	—	157,211	—
Loss before income taxes	(119,997)	(174,781)	(2,583)	(297,361)
Income tax (provision) benefit	(15,287)	18,324	36,992	40,029
Loss from continuing operations	(135,284)	(156,457)	34,409	(257,332)
Loss from discontinued operations, net of tax	—	(754)	(868)	(1,622)
Net loss	$(135,284)	$(157,211)	$33,541	$(258,954)

Comprehensive loss	$(135,296)	$(157,215)	$33,541	$(258,970)

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Revenues	$259,113	$752,650	$(5,354)	$1,006,409
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	84,233	399,065	(5,354)	477,944
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	72,032	247,929	—	319,961
Depreciation and amortization	6,293	130,510	—	136,803
Restructuring, acquisition and integration-related costs	7,344	6,392	—	13,736
Total operating costs and expenses	169,902	783,896	(5,354)	948,444
Income (loss) from operations	89,211	(31,246)	—	57,965
Interest expense and other, net	(20,308)	(27,951)	—	(48,259)
Equity in losses of subsidiaries	(52,108)	—	52,108	—
Income (loss) before income taxes	16,795	(59,197)	52,108	9,706
Income tax (provision) benefit	(23,746)	10,355	12,913	(478)
Income (loss) from continuing operations	(6,951)	(48,842)	65,021	9,228
Loss from discontinued operations, net of tax	—	(3,266)	1,567	(1,699)
Net income (loss)	$(6,951)	$(52,108)	$66,588	$7,529

Comprehensive income (loss)	$(6,922)	$(52,108)	$66,588	$7,558

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$(9,117)	$92,547	$—	$83,430
Cash flows from investing activities:
Purchases of property and equipment	(4,840)	(104,807)	—	(109,647)
Purchases of marketable securities	(41,209)	—	—	(41,209)
Sales and maturities of marketable securities	88,060	—	—	88,060
Purchase of business	—	(16,806)	—	(16,806)
Purchase of customer relationships	—	(1,195)	—	(1,195)
Payment for investment in subsidiary stock	(308,460)	—	308,460	—
Change in restricted cash	—	1,013	—	1,013
Other investing activities	690	561	—	1,251
Net cash used in investing activities	(265,759)	(121,234)	308,460	(78,533)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	290,692	—	—	290,692
Principal payments under capital lease obligations	(81)	(315,965)	—	(316,046)
Repurchases of common stock	(5,604)	—	—	(5,604)
Payment of dividends	(15,693)	—	—	(15,693)
Proceeds from parent	—	308,460	(308,460)	—
Other financing activities	4	32	—	36
Net cash provided by (used in) financing activities	269,318	(7,473)	(308,460)	(46,615)
Net decrease in cash and cash equivalents	(5,558)	(36,160)	—	(41,718)
Cash and cash equivalents, beginning of period	70,312	87,309	—	157,621
Cash and cash equivalents, end of period	$64,754	$51,149	$—	$115,903

EARTHLINK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Consolidations & Eliminations	Consolidated
Cash flows from operating activities	$91,098	$87,430	$—	$178,528
Cash flows from investing activities:
Purchases of property and equipment	(15,962)	(64,767)	—	(80,729)
Purchases of marketable securities	(57,528)	—	—	(57,528)
Sales and maturities of marketable securities	38,763	—	—	38,763
Change in restricted cash	—	768	—	768
Net cash used in investing activities	(34,727)	(63,999)	—	(98,726)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	7	(1,250)	—	(1,243)
Repurchases of common stock	(12,967)	—	—	(12,967)
Payment of dividends	(15,917)	—	—	(15,917)
Proceeds from exercises of stock options	236	—	—	236
Change in due to/from affiliates, net	—		—	—
Other	30	69	—	99
Net cash used in financing activities	(28,611)	(1,181)	—	(29,792)
Net increase in cash and cash equivalents	27,760	22,250	—	50,010
Cash and cash equivalents, beginning of period	148,363	63,420	—	211,783
Cash and cash equivalents, end of period	$176,123	$85,670	$—	$261,793

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

Recent Developments

Debt Issuance and Redemption. In May 2013, we completed a private placement $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”).  In August 2013, we completed an exchange offer and registered the Senior Secured Notes with the SEC. The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees of $7.4 million. Proceeds from the private placement, together with available cash, were used to fund a tender offer and redemption of our ITC^DeltaCom 10.5% Senior Secured Notes due April 2016 (the "ITC^DeltaCom Notes"), which had been assumed in connection with our acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"). Approximately $314.8 million was used for repayment of the ITC^DeltaCom Notes, including premiums and accrued and unpaid interest. The debt issuance and redemption will reduce the amount of interest we will pay going forward. Also in May 2013, we amended and restated our existing revolving credit facility, which reduced the capacity from $150.0 million to $135.0 million and extended the term through May 2017.

CenterBeam Acquisition. On July 1, 2013, we acquired substantially all of the assets of CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses, for a total consideration of approximately $23.5 million. With this acquisition, we intend to further grow our IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

Discontinued Operations. The operating results of our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our ITC^DeltaCom telecom systems business. The telecom systems results of operations were previously included in our Business Services segment.

Third Quarter 2013 Highlights

•
Total revenues were $308.6 million, a 7% decrease compared to the three months ended September 30, 2012, consisting of a $12.5 million decrease in Business Services revenue and a $9.8 million decrease in Consumer Services revenue

•	Net loss was $11.3 million, compared to net income of $1.4 million during the three months ended September 30, 2012

•
Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $56.1 million, a decrease from $70.5 million during the three months ended September 30, 2012 due to the decrease in total revenues and an increase in costs to grow our Business Services, offset by cost synergies from integrating acquisitions

•	Net cash provided by operating activities was $83.4 million for the nine months ended September 30, 2013, a decrease from $178.5 million during the nine months ended September 30, 2012

•
Unlevered free cash flow (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) was $67.3 million during the nine months ended September 30, 2013, a decrease from $136.0 million during the nine months ended September 30, 2012

•
Cash used in investing activities and cash used in financing activities were $78.5 million and $46.6 million, respectively, for the nine months ended September 30, 2013, compared to cash used in investing activities and cash used in financing activities of $98.7 million and $29.8 million, respectively, during the nine months ended September 30, 2012

Business Strategy

Our business strategy is to continue our transformation into a nationwide provider of communications and IT services for the mid-market business customer. We believe IT services is an emerging market with significant opportunity for growth, and we are positioning EarthLink to be a trusted partner in the marketplace for businesses with IT and network security needs. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on continuing to broaden our suite of products and services to offer a complete package of network connectivity and IT services and to offer solutions to address the evolving business and infrastructure needs of our customers. We recently expanded our IT solutions footprint with four additional data centers and invested capital to extend our core fiber IP network. We also acquired CenterBeam in July 2013 to further grow our IT services portfolio. We believe our broad suite of products allows us to compete for larger and more complex customers.

•
Increase revenues from growth products and services. Revenues from our legacy products and services have been declining due to economic, competitive, technological and regulatory developments and we expect these revenues to continue to decline. We are focused on managing this decline by executing on opportunities to leverage these customer relationships by migrating these customers to our growth products, where financially and technically feasible to do so. We believe our growth products are MPLS, hosted voice and IT services. We are focused on growing revenues for these products by enhancing our sales force efforts and increasing brand awareness for our IT services. We are also focused on growing our wholesale services as we capitalize on unique and new fiber routes within our footprint.

•
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe focusing on the customer relationship increases loyalty and reduces churn. We believe that our broad communications and IT services portfolio and blend of access technologies for connectivity are key differentiators that can help us build long-term customer relationships. We bring these services together through our myLinkTM self-service customer control point where users can access their EarthLink Business services via one interface. We are focused on creating a customer-focused organization that will provide a consistent nationwide approach to offering and supporting EarthLink products and services.

•
Successfully integrate acquisitions. We are focused on successfully integrating our acquisitions in order to realize synergies and cost benefits. To date, we have functionally aligned employees across the organization, launched a nationwide product and IT services portfolio, implemented a common financial system and consolidated and integrated network operations centers, sales platforms and certain billing platforms. We are currently integrating our operating support system and certain other billing systems. We believe that we can strengthen our competitive positioning with current and existing customers by continuing to successfully integrate past and potential acquisitions. We plan to leverage some of our new capabilities to reduce the cost structure of our business and become more efficient.

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
Legacy business services revenues. Our legacy business service revenues, specifically traditional voice and lower-end, single site broadband services services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have experienced an increase in churn for legacy products. In addition, revenues have been adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. To counteract trends in our legacy Business Services revenues, we are focused on building long-term customer relationships, offering a diverse portfolio of IT services and investing in additional data centers, our fiber network and our next generation cloud services. We have experienced an increase in sales of our growth products. In July 2013, we acquired CenterBeam to further grow our IT services portfolio. We are also taking steps to lower the cost structure of our legacy Business Services operations.
IT services. The industry for cloud, managed security and IT services is relatively new and continues to evolve. The IT services market is growing as security needs, compliance requirements and IT costs increase. IT services currently represents the smallest proportion of our Business Services revenues. However, we believe this represents a significant growth area for our business and there is opportunity for EarthLink to address this market nationally for small and medium-sized enterprises. As a result, we have been taking steps to accelerate our transition into an IT services company. In January 2013, we restructured our sales organization to better meet the needs of the IT services market. Specifically, we are focusing on larger geographic markets where there are more customers with a propensity to buy IT services, increasing our efforts in Search Engine Marketing to drive leads for our inside sales force, increasing brand awareness for our IT services and adding additional technical talent in the field to support our IT services sales efforts.
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
Revenue Sources

Business Services. Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and IT services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers and businesses; and (3) other services, which primarily consists of web hosting. Our IT services, which are included within our retail services, include data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

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

Consolidated Results of Operations

The following table sets forth statement of operations data for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$330,839	$308,578	$1,006,409	$938,767
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	155,342	144,760	477,944	450,564
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	107,626	108,911	319,961	320,469
Depreciation and amortization	45,630	46,689	136,803	134,314
Impairment of goodwill	—	—	—	255,599
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Total operating costs and expenses	314,977	310,288	948,444	1,189,414
Income (loss) from operations	15,862	(1,710)	57,965	(250,647)
Interest expense and other, net	(16,792)	(13,985)	(48,259)	(46,714)
Income (loss) from continuing operations before income taxes	(930)	(15,695)	9,706	(297,361)
Income tax benefit (provision)	2,793	4,582	(478)	40,029
Income (loss) from continuing operations	1,863	(11,113)	9,228	(257,332)
Loss from discontinued operations, net of tax	(491)	(225)	(1,699)	(1,622)
Net income (loss)	$1,372	$(11,338)	$7,529	$(258,954)

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended September 30, 2012 and 2013:

	Three Months Ended September 30,				Change
		% of		% of
	2012	Total	2013	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$210,066	83%	$199,389	83%	$(10,677)	(5)%
Wholesale services	38,164	15%	36,338	15%	(1,826)	(5)%
Other	4,884	2%	4,899	2%	15	—%
Total revenues	253,114	100%	240,626	100%	(12,488)	(5)%
Consumer Services
Access services	65,940	85%	56,999	84%	(8,941)	(14)%
Value-added services	11,785	15%	10,953	16%	(832)	(7)%
Total revenues	77,725	100%	67,952	100%	(9,773)	(13)%
Total revenues	$330,839		$308,578		$(22,261)	(7)%

The following table presents revenues by groups of similar services and by segment for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended September 30,				Change
		% of		% of
	2012	Total	2013	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$635,840	83%	$599,901	82%	$(35,939)	(6)%
Wholesale services	112,923	15%	114,280	16%	1,357	1%
Other	15,113	2%	14,316	2%	(797)	(5)%
Total revenues	763,876	100%	728,497	100%	(35,379)	(5)%
Consumer Services
Access services	206,442	85%	176,735	84%	(29,707)	(14)%
Value-added services	36,091	15%	33,535	16%	(2,556)	(7)%
Total revenues	242,533	100%	210,270	100%	(32,263)	(13)%
Total revenues	$1,006,409		$938,767		$(67,642)	(7)%

Business Services

Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; and termination fees. Total Business Services revenue decreased $12.5 million and $35.4 million during the three and nine months ended September 30, 2013 compared to the prior year periods, as further discussed below.

We expect continued declines in Business Services revenues from traditional voice services and other legacy products. Business Services revenues will also be adversely impacted as a result of the rules adopted by the FCC regarding intercarrier compensation. In addition, growth in our Business Services revenues may be adversely impacted by longer than anticipated sales cycles and installations of our more advanced products, churn, competition, regulatory changes, timing and market acceptance of our new products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we continue to emphasize our diverse portfolio of communications and IT services and are focused on growing our suite of growth and IT services, including with our recent acquisition of CenterBeam. As a result, we expect the mix of our retail Business Service revenues to change over time, from legacy services to growth products and services. We are also focused on growing our wholesale services as we capitalize on new and unique fiber routes within our footprint.

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three and nine months ended September 30, 2013 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in millions)
Due to decline in legacy products (a)	$(21.6)	$(60.3)
Due to growth products (b)	4.8	15.0
Due to CenterBeam acquisition (c)	4.4	4.4
Due to IT services (d)	1.7	4.9
Total change in retail services revenues	$(10.7)	$(36.0)
______________

(a)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these legacy products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services

(b)	Increase due to sales of growth products, including MultiProtocol Label Switching ("MPLS") and hosted Voice-over-Internet Protocol (“VoIP”)

(c)	Increase due the acquisition of CenterBeam in July 2013

(d)	Increase primarily due to new IT services product launches over the past year

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers and businesses. The decrease in wholesale services revenues during the three months ended September 30, 2013 compared to the prior year period was primarily due to customer churn in the current year period and a favorable settlement recorded during the prior year period. The increase in wholesale services revenues during the nine months ended September 30, 2013 compared to the prior year period was primarily due to a $1.2 million favorable adjustment recognized during the nine months ended September 30, 2013 associated with the One Communications acquisition. During the first quarter of 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition. Also contributing is an increase in transport and usage revenues as we capitalize on unique fiber routes.

Other Services. Other services consists primarily of web hosting. The decrease in other services revenues during the nine months ended September 30, 2013 compared to the prior year period was primarily due to a decrease in average legacy web hosting accounts.

Consumer Services

Access services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable, VoIP and wireless access via 4G). Access service revenues consist of recurring monthly charges for narrowband and broadband access services; usage fees; installation fees; termination fees; and fees for equipment.

The decrease in consumer access revenues was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.2 million during the three and nine months ended September 30, 2012 to 1.0 million during the three and nine months ended September 30, 2013.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return.

Our monthly consumer subscriber churn rates decreased from 2.4% during the three and nine months ended September 30, 2012 to 2.2% during the three and nine months ended September 30, 2013, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base.

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

Cost of revenues

The following table presents cost of revenues by segment for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollar	Percent	2012	2013	Dollar	Percent
	(dollars in thousands)
Business Services	$129,567	$121,429	$(8,138)	(6)%	$397,990	$378,946	$(19,044)	(5)%
Consumer Services	25,775	23,331	(2,444)	(9)%	79,954	71,618	(8,336)	(10)%
Total cost of revenues	$155,342	$144,760	$(10,582)	(7)%	$477,944	$450,564	$(27,380)	(6)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three and nine months ended September 30, 2013 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in millions)
Due to change in reserves for regulatory audits (a)	$(7.2)	$(15.5)
Due to decline in legacy products (b)	(3.8)	(8.8)
Due to reduction of IRU liability (c)	—	(1.8)
Due to favorable settlements (d)	—	(2.0)
Due to IT services (e)	2.9	9.1
Total change in Business Services cost of revenues	$(8.1)	$(19.0)

______________

(a)
Decrease due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, and a $7.2 million favorable adjustment recorded in the third quarter of 2013 to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company

(b)
Decrease due to decline in certain legacy products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP

(c)	Decrease due to the renegotiation of an IRU agreement recorded as a liability in purchase accounting for ITC^DeltaCom

(d)
Decrease due to a $0.9 million favorable adjustment recognized during the three months ended March 31, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition and a $1.1 million favorable settlement with a telecommunication vendor recognized during the three months ended June 30, 2013

(e)	Increase due to IT services, including product launches over the past year and the acquisition of CenterBeam in July 2013

Consumer Services

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Cost of revenues for our Consumer Services segment also include sales incentives, which include the cost of promotional products and services provided to potential and new subscribers, including free modems and other hardware. Our principal provider for narrowband services is Level 3 Communications, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Level 3 Communications, Inc. is planning to decommission its managed modem network at the end of 2013. As a result we are transitioning customers to other narrowband providers and expect to complete the transition by the end of the year. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc., Comcast Corporation, Megapath, Time Warner Cable and Verizon Communications, Inc. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollar	Percent	2012	2013	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$107,626	$108,911	$1,285	1%	$319,961	$320,469	$508	—%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and nine months ended September 30, 2013 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in millions)
Due to decrease in people-related costs (a)	$(3.4)	$(8.0)
Due to favorable One Communications settlement (b)	—	(1.1)
Due to increase in reserves for loss contingencies (c)	0.3	3.3
Due to acquisition of CenterBeam (d)	2.2	2.2
Due to change in other selling, general and administrative costs (e)	2.2	4.1
Total change in selling, general and administrative expenses	$1.3	$0.5
______________

(a)	Decrease due to decline in people costs resulting from reduction in headcount over the past year and synergies from integrating our businesses

(b)
Decrease due to a favorable adjustment recognized during the nine months ended September 30, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition

(c)	Increase due to additional reserves for loss contingencies recorded during the three and nine months ended September 30, 2013

(d)	Increase due to acquisition of CenterBeam in July 2013

(e)	Increase due to other selling, general and administrative costs such as professional fees, property taxes, commissions, outsourced labor, travel, insurance, occupancy costs and advertising.

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

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$27,921	$29,894	$1,973	7%	$83,657	$84,627	$970	1%
Amortization expense	17,709	16,795	(914)	(5)%	53,146	49,687	(3,459)	(7)%
Total	$45,630	$46,689	$1,059	2%	$136,803	$134,314	$(2,489)	(2)%

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

The increase in depreciation expense during the three and nine months ended September 30, 2013 compared to the prior year periods was primarily due to depreciation expense on capital expenditures over the past year, partially offset by property and equipment becoming fully depreciated over the past year. The decrease in amortization expense during the three and nine months ended September 30, 2013 compared to the prior year periods was primarily due to definite-lived intangible assets becoming fully amortized over the past year.

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
Approximately $50.1 million of goodwill attributable to the Business Services reporting unit remains as of September 30, 2013. Deterioration in market conditions or estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$3,614	$5,192	$1,578	44%	$6,944	$15,678	$8,734	126%
Severance and retention costs	2,051	4,029	1,978	96%	5,111	9,718	4,607	90%
Transaction-related costs	373	670	297	80%	1,366	985	(381)	(28)%
Facility-related costs	336	37	(299)	(89)%	491	1,872	1,381	281%
Legacy plan restructuring costs	5	—	(5)	(100)%	(176)	215	391	(222)%
Restructuring, acquisition and integration-related costs	$6,379	$9,928	$3,549	56%	$13,736	$28,468	$14,732	107%

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

The increase in restructuring, acquisition and integration-related costs compared to the prior year periods was primarily due to an increase in costs to integrate operating support systems, networks and certain billing systems; costs related to our acquisition of CenterBeam; and costs to exit duplicate facilities. In addition, during the first quarter of 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. We also decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which resulted in a small number of position eliminations.
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

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Interest expense	$(16,442)	$(13,785)	$2,657	(16)%	$(49,480)	$(46,694)	$2,786	(6)%
Interest income	356	—	(356)	(100)%	2,003	85	(1,918)	(96)%
Other, net	(706)	(200)	506	(72)%	(782)	(105)	677	(87)%
Total	$(16,792)	$(13,985)	2,807	(17)%	$(48,259)	$(46,714)	$1,545	(3)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

 In May 2013, we issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes. Also in May 2013, we completed a tender offer and redemption of all outstanding principal of our 10.5% ITC^DeltaCom Notes. We recognized a net loss of $2.0 million as a result of $16.2 million of premiums paid for the tender and redemption, net of a $14.2 million write-off of unamortized premium on debt.

The decrease in interest expense and other, net, during the three and nine months ended September 30, 2013 compared to the prior year period was primarily due to lower interest expense resulting from the issuance of 7.375% Senior Secured Notes and repayment of 10.5% ITC^DeltaCom Notes in May 2013. Partially offsetting the decrease during the nine months ended September 30, 2013 compared to the prior year period was a $2.0 million loss on repayment of debt recorded in connection with the redemption of our ITC^DeltaCom Notes and a $1.9 million decrease in interest income due to lower investment yields and lower cash and marketable securities.

Income tax benefit (provision)

The following table presents the components of the income tax benefit (provision) for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Current benefit (provision)	$1,912	$(21)	$(1,496)	$(177)
Deferred benefit	881	4,603	1,018	40,206
Total income tax benefit (provision)	$2,793	$4,582	$(478)	$40,029

The current tax provision for the three and nine months ended September 30, 2013 was due to discrete items of prior year state tax expense and penalties and interest related to uncertain tax positions. The non-cash deferred tax benefit was due primarily to net operating loss carryforwards and the impairment of tax deductible goodwill.

We have a valuation allowance of $39.1 million against certain deferred tax assets. Of this amount, approximately $31.6 million relates to net operating losses generated by the tax benefits of stock-based compensation. The valuation allowance will be removed upon utilization of these net operating losses by us as an adjustment to additional paid-in-capital.  Approximately $7.1 million relates to net operating losses in certain jurisdictions where we believe it is not “more likely than not” to be realized in future periods. In addition, a valuation allowance of $0.4 million was established in 2010 relating to stock compensation deferred tax assets.

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

We recognize deferred tax assets and liabilities using tax rates in effect for the years in which temporary differences are expected to reverse, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is "more-likely-than-not" that all or a portion of the deferred tax assets will not be realized. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income. Changes in these estimates and assumptions could materially affect the amount of the valuation allowance. Adjustments could be required in the future if it is estimated that the amount of deferred tax assets that are "more-likely-than-not" able to be realized is more or less than the net amount recorded. It is reasonably possible that if estimates of future taxable income are reduced, the amount of the Company’s deferred tax assets considered realizable could be reduced in the near term. Any change in the valuation allowance could have the effect of increasing and/or decreasing stockholders' equity or the income tax provision in the statement of comprehensive income (loss).

Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 and 2013 reflects our telecom systems business acquired as part of ITC^DeltaCom. On August 2, 2013, we sold our ITC^DeltaCom telecom systems business. The Company received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

The following table presents summarized results of operations related to our discontinued operations for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Revenues	$3,947	$774	$10,931	$5,922
Operating costs and expenses	(5,015)	(1,036)	(14,197)	(7,777)
Income tax benefit	577	37	1,567	233
Loss from discontinued operations, net of tax	$(491)	$(225)	$(1,699)	$(1,622)

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

We evaluate the performance of our operating segments based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

Business Services Segment

Business Services Operating Metrics

We utilize certain non-financial and operating measures to assess our financial performance. The following table sets forth operating data as of September 30, 2012 and 2013:

	September 30, 2012	September 30, 2013

Total fiber optic route miles (a)	28,804	29,521
Colocations	1,415	1,483
Voice and data switches	56	60

(a) As of September 30, 2012 and 2013, includes 24,859 and 25,576, respectively, route miles owned or obtained through indefeasible rights to use (IRU) and 3,945 marketed and managed route miles.

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$253,114	$240,626	$(12,488)	(5)%	$763,876	$728,497	$(35,379)	(5)%
Segment operating income	40,389	32,341	(8,048)	(20)%	117,956	94,901	(23,055)	(20)%

The decrease in Business Services revenues during the three and nine months ended September 30, 2013 compared to the prior year periods was due to a decline in revenues for certain legacy products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease was partially offset by an increase in revenues from our newer products, including IT services, MPLS and hosted VoIP. Partially offsetting the decrease for the nine month period was the favorable settlement of working capital adjustments associated with the acquisition of One Communications recorded during 2013.

The decrease in Business Services operating income during the three and nine months ended September 30, 2013 was primarily due to the decrease in revenues discussed above and an increase in operating costs for growth services. Partially offsetting these decreases was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and the decline in cost of revenue for certain legacy products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Consumer Subscriber Activity*
Subscribers at beginning of period	1,238,000	1,055,000	1,350,000	1,139,000
Gross organic subscriber additions	35,000	27,000	114,000	85,000
Churn	(88,000)	(69,000)	(279,000)	(211,000)
Subscribers at end of period (a)	1,185,000	1,013,000	1,185,000	1,013,000

Consumer Metrics*
Average narrowband subscribers (b)	663,000	571,000	692,000	591,000
Average broadband subscribers (b)	548,000	463,000	574,000	483,000
Average consumer subscribers (b)	1,211,000	1,034,000	1,266,000	1,074,000

ARPU (c)	$21.39	$21.91	$21.28	$21.74
Churn rate (d)	2.4%	2.2%	2.4%	2.2%
 _________
*Consumer services operating metrics for the prior year periods have been adjusted to reflect certain corrections made in our subscriber reporting system

(a) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2012	2013	Dollars	Percent	2012	2013	Dollars	Percent
	(dollars in thousands)
Segment revenues	$77,725	$67,952	$(9,773)	(13)%	$242,533	$210,270	$(32,263)	(13)%
Segment operating income	35,011	31,882	(3,129)	(9)%	112,230	100,034	(12,196)	(11)%

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended
	September 30,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$178,528	$83,430	$(95,098)	(53)%
Net cash used in investing activities	(98,726)	(78,533)	20,193	(20)%
Net cash used in financing activities	(29,792)	(46,615)	(16,823)	56%
Net increase (decrease) in cash and cash equivalents	$50,010	$(41,718)	$(91,728)	(183)%

Operating activities

The decrease in cash provided by operating activities during the nine months ended September 30, 2013 compared to the prior year period was primarily due to the overall decrease in revenues as well as a decrease in working capital related to timing of accounts payable, accrued liabilities and prepaid expenses.

Investing activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2013 compared to the prior year period was primarily due to a $65.6 million change in net cash from purchases and sales of marketable securities. During the nine months ended September 30, 2012, we used $18.8 million of cash for purchases of marketable securities, net of sales and maturities. During the nine months ended September 30, 2013, we generated $46.9 million of cash from sales and maturities of marketable securities, net of purchases. Partially offsetting this decrease was a $28.9 million increase in capital expenditures due to expansion of our fiber network and upgrades to our network and technology infrastructure and $16.8 million of cash used for our acquisition of CenterBeam in July 2013.

Financing activities

The increase in net cash used in financing activities during the nine months ended September 30, 2013 compared to the prior year period was primarily due to a $24.1 million increase in net cash used for debt and capital lease transactions. In May 2013, we completed a private placement of $300.0 million aggregate principal amount of Senior Secured Notes, resulting in net proceeds of $292.6 million million after deducting transaction fees of $7.4 million. We used proceeds from the private placement, together with available cash, to fund a tender offer and redemption of our ITC^DeltaCom Notes. We used approximately $314.8 million to repay the ITC^DeltaCom Notes, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. In May 2013, we also amended and restated our revolving credit facility and paid $1.9 million of transaction fees and expenses. Finally, in connection with our acquisition of CenterBeam in July 2013, we assumed and repaid $6.5 million of debt.

The above increase in net cash used in financing activities was partially offset by a $7.4 million decrease in repurchases of common stock and a $0.2 million decrease in dividends paid. During the nine months ended September 30, 2012, we repurchased 1.9 million shares of our common stock for $13.0 million pursuant to our share repurchase program. During the nine months ended September 30, 2013, we repurchased 1.1 million shares of our common stock for $5.6 million pursuant to our share repurchase program. During the nine months ended September 30, 2012 and 2013, cash dividends declared were $0.15 per share.

Future Uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures, investments in our business services segment, restructuring, acquisition and integration-related costs and dividends. In addition, we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including our $300.0 million aggregate principal amount of Senior Notes due in May 2019, our $300.0 million aggregate principal amount of Senior Secured Notes due in June 2020 and any future borrowings under our $135.0 million revolving credit facility.

Capital expenditures. We expect to incur capital expenditures of approximately $140.0 million to $150.0 million during 2013. The capital expenditures are for expansion of our fiber network, the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

Restructuring, acquisition and integration-related costs. We are currently integrating our operating support system and certain billing systems. We expect to incur expenses in connection with completing our integration. In addition, we continue to evaluate our business, including evaluating ways to reduce the cost structure of our business, and may incur costs for additional restructuring activities.

Dividends. During the nine months ended September 30, 2012 and 2013, cash dividends declared were $0.15 per common share. We currently intend to continue to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2012 and 2013, we generated $178.5 million and $83.4 million in cash from operations, respectively. As of September 30, 2013, we had $115.9 million in cash and cash equivalents. Our cash, cash equivalents and marketable securities are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of September 30, 2013, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

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

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2013, we had utilized approximately $682.1 million pursuant to the authorizations and had $67.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

Possible Change in Corporate Structure

We continually evaluate opportunities to obtain efficiencies from a management, operations, customer, regulatory, accounting, financial and tax perspective. Following our acquisitions of ITC^Deltacom, One Communications and a number of IT services companies, we undertook an internal reorganization to realign and reduce the number of our subsidiaries.

We are now considering an additional internal reorganization in which we would further realign and reduce the number of our subsidiaries. We also are considering establishing a holding company with no operations as the publicly traded parent company (“HoldCo”) with EarthLink, Inc. as a wholly-owned subsidiary. Both the internal reorganization and the HoldCo transaction would require public utility commission approval in a number of states in which we do business and we have recently made the required regulatory filings.

The HoldCo transaction would be effected in the customary manner under Section 251(g) of the Delaware General Corporation Law which provides for the formation of a holding company structure without a stockholder vote.

The HoldCo transaction would be permitted by the terms of our indentures. Additionally, following the proposed HoldCo transaction, HoldCo would become the primary obligor on EarthLink’s outstanding debt obligations and EarthLink would become a guarantor and a restricted subsidiary. We also would amend our credit facility to contemplate the HoldCo transaction. As a result, the HoldCo transaction would not impact the leverage requirements and other financial covenants to which we are currently subject.

We also would not anticipate a change in our current dividend practice as a result of the formation of HoldCo.

The internal reorganization and the HoldCo structure are not being considered in connection with any currently proposed or contemplated transaction. We will make final decisions regarding the proposed reorganization and the HoldCo transaction after all regulatory and other approvals are obtained and our analysis is completed.

If we were to proceed with a HoldCo transaction, existing shares of EarthLink, Inc. common stock would automatically be exchanged for shares of HoldCo common stock on a one-for-one basis, and EarthLink, Inc.’s existing shareholders on the date of such transaction would become HoldCo shareholders in the same amounts and percentages as they were in EarthLink, Inc. prior to the proposed transaction. Upon any such transaction, we would expect to list HoldCo common stock on the NASDAQ stock exchange under the same ticker symbol as EarthLink, Inc. currently trades, “ELNK.”

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Net income (loss)	$1,372	$(11,338)	$7,529	$(258,954)
Interest expense and other, net	16,792	13,985	48,259	46,714
Income tax provision (benefit)	(2,793)	(4,582)	478	(40,029)
Depreciation and amortization	45,630	46,689	136,803	134,314
Impairment of goodwill	—	—	—	255,599
Stock-based compensation expense	2,663	1,238	8,203	9,218
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Loss from discontinued operations, net of tax	491	225	1,699	1,622
Adjusted EBITDA	$70,534	$56,145	$216,707	$176,952

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Net income (loss)	$1,372	$(11,338)	$7,529	$(258,954)
Interest expense and other, net	16,792	13,985	48,259	46,714
Income tax provision (benefit)	(2,793)	(4,582)	478	(40,029)
Depreciation and amortization	45,630	46,689	136,803	134,314
Impairment of goodwill	—	—	—	255,599
Stock-based compensation expense	2,663	1,238	8,203	9,218
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Loss from discontinued operations, net of tax	491	225	1,699	1,622
Purchases of property and equipment	(24,504)	(32,792)	(80,729)	(109,647)
Unlevered Free Cash Flow	$46,030	$23,353	$135,978	$67,305

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)
Net cash provided by operating activities	$90,066	$39,890	$178,528	$83,430
Income tax provision (benefit)	(2,793)	(4,582)	478	(40,029)
Non-cash income taxes	881	4,603	1,018	40,206
Interest expense and other, net	16,792	13,985	48,259	46,714
Amortization of debt discount, premium and issuance costs	497	(996)	1,470	(1,044)
Restructuring, acquisition and integration-related costs	6,379	9,928	13,736	28,468
Changes in operating assets and liabilities	(41,527)	(6,910)	(28,130)	19,274
Purchases of property and equipment	(24,504)	(32,792)	(80,729)	(109,647)
Other, net	239	227	1,348	(67)
Unlevered Free Cash Flow	$46,030	$23,353	$135,978	$67,305

Net cash used in investing activities	$(24,363)	$(20,311)	$(98,726)	$(78,533)
Net cash used in financing activities	$(13,362)	$(17,576)	$(29,792)	$(46,615)

Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued authoritative guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include: (1) that we may not be able to execute our strategy to be an IT services company for small and medium-sized businesses with IT and network security needs, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our evolving Business Services product portfolio to offset declining revenues from our legacy Business Services products and from our Consumer Services segment, which could adversely affect our results of operations and cash flows; (3) that we may not be able to develop the optimal sales model necessary to implement our business strategy; (4) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (5) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that our failure to achieve operating efficiencies will adversely affect our results of operations; (7) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (8) that unfavorable general economic conditions could harm our business; (9) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (10) that we face significant competition in the IT services and communications industry that could reduce our profitability; (11) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) that we may experience reductions in switched access and reciprocal compensation revenue; (15) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) that our consumer business is dependent on the availability of third-party network service providers; (21) that we face significant competition in the Internet access industry that could reduce our profitability; (22) that the continued decline of our consumer access subscribers, combined with the change in mix of our consumer access base from narrowband to broadband, will adversely affect our results of operations; (23) that potential regulation of Internet service providers could adversely affect our operations; (24) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (25) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (26) that we may not be able to protect our intellectual property; (27) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (28) that our business depends on effective business support systems and processes; (29) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (30) that cyber security breaches could harm our business; (31) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (32) that government regulations could adversely affect our business or force us to change our business practices; (33) that regulatory audits have in the past, and could in the future, result in increased costs; (34) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (35) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (36) that we may have exposure to greater than anticipated tax liabilities, we may be limited in the use of our net operating losses and certain other tax attributes in the future and we may not realize all of our deferred tax assets; (37) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (38) that we may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; (39) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness or inability to borrow funds under our existing credit facility; (40) that we may reduce, or cease payment of, quarterly cash dividends; (41) that our stock price may be volatile; and (42) that provisions of our third restated certificate of incorporation, amended and restated bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2013 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
July 1 through July 31	—	$—	—	$73,511
August 1 through August 31	816	5.05	816	69,392
September 1 through September 30	300	4.95	300	67,907
Total	1,116		1,116
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

EARTHLINK, INC.

Date:	November 6, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman of the Board and Chief Executive Officer and President (principal executive officer)

Date:	November 6, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)