Form 10-K
period 2013-12-31
EarthLink Holdings Corp.
filed 2014-02-25
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
Commission File Number: 001-15605
EARTHLINK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-4228084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Peachtree St., Atlanta, Georgia  30309
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2013 was $630.5 million. As of January 31, 2014, 101,956,949 shares of common stock, $0.01 par value per share, were outstanding.
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on April 29, 2014 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK HOLDINGS CORP.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink Holdings Corp. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although EarthLink Holdings Corp. believes that its expectations are based on reasonable assumptions, it can give no assurance that its targets and goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under "Risk Factors" in Item 1A of Part I and under "Safe Harbor Statement" in Item 7 of Part II.
PART I

Item 1.    Business.

Change in Organization Structure

On December 31, 2013, through the creation of a new holding company structure (the “Holding Company Reorganization”), EarthLink, Inc. merged with EarthLink, LLC, which became a wholly-owned subsidiary of a new publicly traded parent company, EarthLink Holdings Corp. We expect the new holding company design will enhance our corporate structure and provide greater flexibility and efficiency from a management, operations, customer, regulatory, accounting, financial and tax perspective. As the Holding Company Reorganization occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Additionally, following the Holding Company Reorganization, EarthLink Holdings Corp. became the primary obligor on our outstanding debt obligations and EarthLink, LLC became a guarantor and a restricted subsidiary. The Holding Company Reorganization was effected under Section 251(g) of the Delaware General Corporation Law which provides for the formation of a holding company structure without a stockholder vote. Existing shares of EarthLink, Inc. common stock were converted into the same number of shares of common stock of EarthLink Holdings Corp.

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading communications and IT services provider, empowering businesses with a fully-managed, end-to-end communications, IT and virtualization portfolio including cloud computing, IT security, colocation, enterprise-class hosted applications, secure network connectivity and IT support services. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 28,000 route miles of fiber, 90 metro fiber rings and eight secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

We were incorporated in 2013 as a Delaware corporation in connection with the Holding Company Reorganization described above. Through our subsidiaries and predecessor entities, we have historically been a provider of nationwide Internet access and related value-added services to residential customers. In 1996, we first expanded our small to mid-sized business market presence by introducing business-class Internet access and web hosting services to businesses throughout the United States. In 2006, we expanded into the enterprise business market by acquiring New Edge Networks, a provider of managed IP-based network solutions to businesses nationwide. During late 2010 and early 2011, we acquired two integrated communications providers, ITC^DeltaCom, Inc. and One Communications Corp, which transformed our business from being primarily an Internet services provider (''ISP'') to residential customers into a network and communications provider for business customers. In addition, through these acquisitions we acquired a substantial network infrastructure that gave us a core foundation on which to build our IT services platform. During 2011, we also entered into other strategic transactions in order to complement our business services and expand our IT services portfolio. These five IT services transactions enabled us to more quickly introduce IT services into the market place. During 2013, we completed the next step in the evolution of our network and IT services platform, which was the investment of capital to extend our core fiber IP network, expand our IT solutions footprint with additional data centers and launch a next generation cloud hosting platform. We also acquired CenterBeam, Inc. in 2013 to further grow our IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

Our corporate offices are located at 1375 Peachtree St., Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.net.

Business Strategy

Our business strategy is to be the premier communications and IT services provider for mid-market and enterprise customers. We believe IT services is an emerging market with significant opportunity for growth. Our goal is to use our nationwide network and newly developed and acquired IT services to be a one-stop ubiquitous provider of these services to larger and multi-location enterprise customers. We are also focused on maximizing the cash flow generated by our traditional voice and data products. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on maintaining a broad suite of products and services and offering solutions to address the evolving business and infrastructure needs of our customers. In 2012 and 2013, we expanded our IT solutions footprint with four additional data centers and invested capital to extend our core fiber IP network. We also acquired CenterBeam in July 2013 to further grow our IT services portfolio, specifically around customer end-point management. We believe our broad suite of products allows us to compete for larger and more complex customers.

•
Increase revenues from growth products and services. Revenues from some of our products and services have been declining due to economic, competitive, technological and regulatory developments and we expect some of these revenues to continue to decline. We are attempting to manage this decline by working with our customers to replace or augment declining products with our growth products, where financially and technically feasible to do so. Our growth products are MultiProtocol Label Switching ("MPLS"), hosted voice and IT services such as virtualization and virtual tech care. We are also focused on growing revenues for these products by enhancing our sales force efforts and increasing brand awareness for our IT services. We also aim to grow our wholesale services as we capitalize on unique and new fiber routes within our footprint.

•
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe exceeding customers’ expectations for service increases loyalty and reduces churn. We also believe that our broad communications and IT services portfolio and blend of access technologies for connectivity enable us to provide high-quality customer service by solving a wide range of issues faced by our customers and prospects. We are focused on creating a customer-focused organization that will provide a quality approach to offering and supporting EarthLink products and services.

•
Optimize our cost structure. We are currently focused on optimizing the cost structure of our business by reducing network costs, streamlining our internal processes and operations and maximizing the cash flows generated from traditional voice and data products. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with declining revenues for some of our products as non-variable costs place further pressure on margins.

•
Opportunistically consider potential strategic acquisitions. We continue to evaluate acquisition opportunities as we become aware of them. We believe that targeted corporate acquisitions, when available at the right economics, can be an effective means to improve our product, network, and data center capabilities or to accelerate revenue growth. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.

Business Services Segment

Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale customers. We derived approximately 71%, 76% and 78% of our revenues during the years ended December 31, 2011, 2012 and 2013, respectively, from our Business Services segment.

Products and Services

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

Wholesale Services. We provide voice and data services to other communications carriers, to larger-scale providers of network capacity and to other businesses. Revenues from these services are generated from sales to other communications companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless service providers, cable companies, ISPs and others. We offer broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network; local communications services to ISPs and local dial tone communications services to service providers; nationwide live and automated operator and directory assistance services; and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of ISPs.

Other Services. We lease server space and provide web hosting services that enable customers to build and maintain an effective online presence. Features include domain names, storage, mailboxes, software tools to build websites, e-commerce applications and 24/7 customer support.

Sales and Distribution

We market our retail Business Services through direct, inside and independent sales channels. Our direct sales force is composed of sales personnel and technical consultants. We also maintain an inside sales force and we use lead generation tools like Search Engine Marketing to drive demand. We supplement our direct and inside sales force with our independent channel partners, who leverage their business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to businesses. Our authorized dealers and agents receive commissions based on services sold and installed, usage volume and customer retention.

In order to accelerate our transition into an IT services company, we have reduced our direct sales presence in smaller markets and focus on larger geographic markets where there are more customers with a propensity to buy IT services. In addition, we are increasing our efforts in Search Engine Marketing to drive leads for our inside sales force, increasing brand awareness for our IT services and adding additional technical talent in the field to support our IT services sales efforts.

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

Network Infrastructure

We provide secure, efficient and reliable communications services primarily through an expansive fiber optic network, an advanced nationwide MPLS network and switch and colocation facilities. We have eight enterprise-class data centers on our fiber network which are fully integrated with our nationwide IP network with five of those data centers employing next generation cloud architecture to support our IT services. Throughout the network, advanced monitoring and management tools are in place to ensure performance and quality, bringing value and an enhanced experience to our customers.

Fiber Optic Network - As of December 31, 2013, our advanced fiber optic network consisted of more than 28,000 route miles covering 30 states plus the District of Columbia and provides for high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The network infrastructure is built on our Dense Wave Division Multiplexing, or DWDM, platform and core routers. We are currently extending our core fiber IP network by adding approximately 900 route miles of fiber to our optical transport capabilities. The additional capacity will increase our ability to offer native 100 Gig transport services across parts of our fiber footprint, offering customers the advantage of unique network routes for enhanced redundancy and network diversity.

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

Data Centers - We operate eight data centers across the United States that are connected to our nationwide IP network. Five of these data centers are equipped with our next-generation cloud hosting platform. Our data centers allow us to offer state-of-the-art integrated computing and storage platforms designed to support our current and future IT services products, including managed hosting services, cloud computing, managed security and colocation services.

Network Management/Monitoring - Our network infrastructure is supported by two geographically diverse Network Operations Centers ("NOCs") in Atlanta, Georgia and Anniston, Alabama. These two centers operate 24 by 7, providing proactive network surveillance, incident management, and planned maintenance activities for all Transport, Data, and Switching infrastructure. The two centers use a consolidated suite of network surveillance tools that allows shared distribution of alarms and alerts. The geographic diversity of the NOCs enables a robust disaster recovery/business continuity plan. In the event one NOC is unable to operate; functions are designed to transfer over to the other fully redundant center.

Competition

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Communications; interexchange carriers, such as Sprint Corp; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We also face intense competition from cable providers for small business customers, which typically consist of single location customers. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

The IT services industry is also highly competitive. It is highly fragmented and evolving, with competitors ranging in size from small, local independent firms to very large telecommunications companies, hardware manufacturers and system integrators. We compete directly or indirectly with telecommunications companies such as AT&T, CenturyLink, Level 3 and Verizon; system integrators such as Accenture, CSC, Hewlett-Packard and IBM; managed hosting and cloud providers such as Amazon Web Services, Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc. and Web.com Group, Inc.; and managed security companies such as Perimeter eSecurity and Dell SecureWorks.

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

Consumer Services Segment

Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. We derived approximately 29%, 24% and 22% of our revenues during the years ended December 31, 2011, 2012 and 2013, respectively, from our Consumer Services segment. The decreases were primarily due to continued maturation in the market for consumer Internet access.

Products and Services

Internet Access Services. We offer narrowband and broadband Internet access with a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, acceleration tools and technical and customer support. We provide high-speed access services via cable and DSL and wireless access via 4G. Availability for these services depends on the service provider.

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

Network Infrastructure

We provide subscribers with narrowband Internet access primarily through third-party network service providers. Our principal providers for narrowband services are AT&T, GlobalPOPs and Windstream. We also have agreements with certain regional and local narrowband providers. We provide residential broadband services via DSL and cable service agreements. We provide cable broadband services through agreements with Time Warner Cable that allow us to provide broadband services over Time Warner Cable's and Bright House Networks' cable network in substantially all their markets and with Comcast that allow us to provide broadband services over Comcast's cable network in certain Comcast markets. We provide DSL broadband services through agreements with AT&T, CenturyLink, Fairpoint, Frontier, Megapath and Verizon. These agreements generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts.

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

Overview

Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory licenses to provide communications services. The Federal Communications Commission (“FCC”) exercises jurisdiction over communications common carriers to the extent that they provide, originate or terminate interstate or international communications services or as otherwise required by federal law. The FCC also has authority over some issues related to local telephone competition. State regulatory commissions, commonly referred to as public utility commissions (“PUCs”), generally retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications services. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

The regulatory environment relating to our business continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”), are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. In late 2013, the House Commerce Committee announced what is expected to be a multi-year process to revise the Communications Act. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of incumbent carrier networks under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

Federal Regulation

Our operating subsidiaries that provide telecommunications services subject to FCC authorizations are classified as non-dominant telecommunications carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international communications services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications.

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

Local Competition. The Communications Act preempts state and local laws to the extent that they prevent competition in the provisioning of any telecommunications service. It also imposes a variety of duties on carriers providing local telephone services, including competitive carriers such as us, to promote competition in the provisioning of these services. These duties include requirements for all local carriers to:

•	interconnect with other telecommunications carriers;

•
establish reciprocal compensation arrangements for the completion of telecommunications service calls originated by customers of other carriers, which the FCC has interpreted to include bill and keep (a pricing arrangement under which each carrier terminates calls from the other at no charge);

•	permit the resale of their services;

•	permit users to retain their telephone numbers when changing carriers; and

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers, which are telephone companies that held monopoly local telephone service franchises before the Telecommunications Act of 1996, or their successors in interest, are subject to additional duties. These include obligations of incumbent carriers to:

•	offer interconnection at any technically feasible point in their networks on a non-discriminatory basis;

•	offer colocation of competitors' equipment at their premises on a non-discriminatory basis;

•	make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, or UNEs, on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

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

FCC rules define the scope of the facilities that incumbent carriers must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops in all areas, until they choose to retire them, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and collocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent carriers are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities and interoffice fiber optic facilities in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards, or optical speed transmission facilities. Further, incumbent companies are not required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at prices significantly higher than TELRIC.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us regarding terms for interconnection, colocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, competitive carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in a state on a reasonable commercial basis. Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law. The initial terms of many of our interconnection agreements with AT&T, Fairpoint and Verizon have expired; however, each of our expired agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. New agreements could result in less favorable rates, terms and conditions than our prior agreements.

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

Consolidation in the telecommunications industry has significantly affected the availability of acceptable interconnection agreements that competitive carriers such as us can adopt without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers with ILECs, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers adopted or used as model agreements. These resources and the resulting model agreements are no longer available as a result of consolidation among carriers, and it is likely that competitive carriers like us will be required to invest more resources than in the past to secure acceptable interconnection agreements.  The largest incumbent carriers are also attempting to eliminate mandatory interconnection through FCC rulemaking, and replace regulated interconnection arrangements with commercial negotiations.

Internet Protocol-Enabled Services. The FCC has classified cable modem services offered by cable companies and broadband Internet services offered by wireline LECs as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as “information services,” which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Nonetheless, the FCC has asserted “ancillary jurisdiction” to impose certain types of regulation on information services, as discussed further under “Network Management and Internet Neutrality,” below.

The current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service.” The FCC has, however, issued a series of rulings addressing aspects of the regulatory treatment of interconnected VoIP service, so that VoIP services that interconnect with the public switched telephone network (“PSTN”) are now subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others. The FCC also ruled that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application and others like it, are interstate services subject only to federal regulation. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP traffic that interconnects with the PSTN, ultimately will be subject to a bill-and-keep framework. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues involved, including IP to IP interconnection.  While the FCC rulemaking notes an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, the FCC notice asks questions about the legal framework that these interconnection arrangements should apply, which creates some potential uncertainty regarding whether these arrangements will be economic.

Intercarrier Compensation. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. Under the FCC's November 2011 order, however, these rates are being reduced, and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules are being phased in over a multi-year transition. Since July 2013, all local carriers' intrastate tariffed terminating access charges must be no higher than their interstate access charges. Under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, so the net effect of these rules is to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From now through 2018, further reductions in both intrastate and interstate terminating access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these new rules to result in a loss of revenues and potentially to increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which have been consolidated in the United States Court of Appeals for the Tenth Circuit. The outcome of these petitions is unpredictable.

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

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in particular metropolitan areas depending on the level of competition present in that area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In addition, the FCC has granted petitions by the incumbent carriers for forbearance from any regulation of some special access services, including packet-switched services such as Ethernet, and optical carrier services such as OC-3 and higher-capacity services. These services are not subject to any price regulations and are provided by incumbent carriers solely under contracts, which as noted above may contain minimum revenue commitments and other restrictive terms.

In October 2013, AT&T notified special access customers that it will no longer offer new term plans longer than 36 months for tariffed special access TDM (i.e. DS1 and DS3) services. AT&T filed its proposed tariff changes with the FCC in November 2013. The FCC suspended the proposed AT&T tariff change for five months and initiated an investigation, after which AT&T withdrew its filing, but it indicated that it intends to submit revised tariff changes in the near future. If AT&T were to ultimately prevail on the tariff change, this would effectively raise prices for EarthLink and eliminate the certainty of longer term agreements.

As a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services, but these regulatory pricing constraints have now expired. AT&T and Verizon are therefore free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are delivered over special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

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

Universal Service. The Communications Act and the FCC's rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate and international revenues received from U.S. retail customers. Providers are permitted to pass through their USF contribution assessment to their customers in a manner consistent with FCC billing regulations. The FCC is considering a number of proposed changes to the method of assessing these USF contributions, but we cannot predict when it may reach a decision or what types of changes may be adopted.

In December 2012, the FCC adopted an order clarifying its USF contribution rules that adversely affects companies like us that use special access services purchased from incumbent carriers to provide only broadband Internet access to our customers. The FCC stated that in these cases, the incumbent carrier must pay a USF contribution on its special access revenues, which these carriers as a matter of course pass through to the special access customer. This in turn increases our cost of purchasing special access service and using it as an input in providing broadband Internet services. However, we must compete against broadband Internet access services provided by incumbent carriers and cable television companies, among others, which are not subject to USF contribution requirements and therefore do not incur this added cost. Several companies have petitioned for FCC reconsideration of this decision, but we cannot predict whether these petitions will be successful or when they may be decided.

In November 2011, the FCC adopted extensive revisions to its high-cost support USF program, which largely subsidizes the provision of local telephone service by incumbent carriers in rural areas. Under the new program, it should be difficult for incumbent carriers to receive subsidies for services provided in competition with unsubsidized providers like us, although we cannot be certain that this will occur. It is also possible, under certain conditions, for competitive providers like us to seek subsidies for constructing and operating broadband Internet access facilities in rural areas. However, we cannot predict whether provision of broadband services in such rural areas will be economically practicable, even with potential subsidies.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information (“CPNI”). CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. CPNI rules include restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet, stating that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices that, among other things, require public disclosure of network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. These rules have taken effect but on January 14, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain aspects of these rules, including rules that barred fixed telecommunications providers and cable television operators from engaging in unreasonable discrimination and prevented all broadband providers, fixed and wireless, from blocking traffic. It is not possible to determine what course the FCC will take in the wake of the Court’s decision or what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

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

Since 2007, the FCC has denied a series of petitions by CenturyLink and Verizon seeking similar forbearance from dominant carrier regulation in particular metropolitan areas. Most recently, in a June 2010 order denying a CenturyLink petition for relief in Phoenix, the FCC set forth specific thresholds and analytical frameworks that must be met for grant of such petitions. That FCC decision was affirmed by a court of appeals. If the FCC grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

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

State Regulation

We are subject to various state laws and regulations. Most state PUCs require providers such as us to obtain certificates of authority from the commission before offering communications services between points within the state. We may also be required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements and contribute to state USF, E911 and other funds, and collect and/or pay other taxes, fees and surcharges where applicable. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier's failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. PUCs or third parties may raise issues with regard to our compliance with applicable laws or regulations.

Through certain of our operating subsidiaries, we have authority to offer intrastate long distance services in all 50 U.S. states, and have authority to offer local telephone services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, by using incumbent carriers' network elements and our own local switching facilities.

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

States also regulate in part the intrastate carrier access services of carriers like us. As an interexchange carrier (“IXC”), we are required to pay intrastate access charges to local exchange carriers when they originate or terminate our intrastate long distance traffic. As a CLEC, we charge IXCs intrastate access charges for the origination and termination services we provide to them. Under the FCC's November 2011 order, state commissions will have oversight of the intrastate access charge transition process to ensure that carriers comply with the FCC's timing and required reductions. States will continue to review intrastate switched access tariffs, as well as interconnection agreements and associated reciprocal compensation rates, to ensure compliance with the FCC's intercarrier compensation framework and transition. States may also have responsibility for determining the network “edge” for purposes of bill-and-keep agreements. What these proceedings may entail or to what extent requirements arising from such proceedings will affect our operations is unclear.

In addition, state legislatures are considering, and in some cases enacting, new laws that limit the authority of the state PUCs to regulate and oversee the business dealings of carriers. We could be harmed by these actions.

We will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition is perceived to increase, states are offering incumbent carriers increased pricing flexibility and deregulation of services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. For example, some ILECs have obtained authority to create affiliates that operate on a much less regulated basis and, therefore, could provide significant competition in addition to the local services historically offered by more regulated entities. We cannot predict the extent to which these developments may affect our business.

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

Employees

As of December 31, 2013, we had 3,035 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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
EarthLink Holdings Corp.
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
Risks Related to Our Strategy

We may not be able to execute our strategy to be a leading communications and IT services provider, which could adversely affect our results of operations and cash flows.

Our strategy for growth is to be the premier communications and IT services provider for mid-market and enterprise customers. This strategy has historically been focused on small and medium-sized businesses. During 2012 and 2013, we invested capital to extend our core fiber IP network, expand our IT services footprint with additional data centers and launch a next generation cloud hosting platform. Our objective is that our nationwide network and suite of IT services will allow us to compete for larger enterprise customers and more complex deals. We are focused on growing our IT services revenues through new and existing channels, leveraging distribution channels, increasing brand awareness and positioning our business to take advantage of important trends in these markets. As a result of focusing on investments in IT services, we are decreasing investments in traditional voice and data products, which makes us more reliant on the IT services market.

There can be no assurance that our strategy will be successful. The market for IT services is still relatively new and continues to evolve. While we believe our expertise, investments in infrastructure and portfolio of services provides us with a strong foundation to compete, if we do not have sufficient customer demand to support our new services, our financial results may be harmed. Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to hire and train effective sales and IT personnel, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services. If the market for these services fails to grow or continues to grow more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely affect our results of operations and cash flows.

We may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows.

Revenues from our traditional voice and data products have been declining and we expect these revenues to continue to decline. Specifically, Business Services revenues for traditional voice, lower-end broadband and web hosting have been declining due to economic, competitive, technological and regulatory developments. Additionally, our Consumer Services revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access and competitive pressures in the industry. We believe our growth products are MultiProtocol Label Switching ("MPLS"), hosted voice and IT services, and we are focused on growing revenues by selling these services to new and existing customers. However, we may not be successful in our efforts to increase revenues generated from our growth products and services to offset the revenue declines in our traditional products. In addition, the sales cycle for our growth products is longer than the sales cycle for our traditional voice and data products, especially as we compete for larger and more complex customers. If we are unable to successfully implement our strategy to counteract these declining revenues or if revenue growth takes longer than expected, it could adversely affect our business, financial condition, results of operations and cash flows.

Our failure to achieve operating efficiencies will adversely affect our results of operations.

We have an operating framework that includes a disciplined focus on operational efficiency. We are currently focused on optimizing the cost structure of our business by optimizing our core access network, reducing network costs, streamlining our internal processes and operations and maximizing the cash flows generated from our business. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with trends in our traditional voice and data products, as revenue from these products has been declining and as non-variable costs place further pressure on margins. We are currently incurring upfront costs to achieve these efficiencies and cost reduction initiatives. If we do not recognize the anticipated benefits of our cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows will decline. Additionally, we are incurring increased costs related to our Business Services growth strategy. If the increased operating costs required to support our revenue growth turn out to be greater than anticipated, or our resulting revenues are lower than expected, we may be unable to improve our results of operations and/or cash flows.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

We may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences.

Over the past several years, we have completed two major acquisitions, ITC^DeltaCom and One Communications, and several smaller acquisitions, including our acquisitions of STS Telecom and CenterBeam. Our management has been and continues to be involved in integrating these acquisitions into our business. Our ability to achieve the benefits of acquisitions depends in part on the successful integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. The challenges and risks involved in the integration of our acquired businesses, as well as any future businesses that we may acquire, include:

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

The integration of our operating support system for our acquisitions has taken longer than anticipated to complete, which has impacted sales productivity and effectiveness, sales cycle time, quality and customer satisfaction. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. There are numerous critical deliverables included in this integration, including: completion of systems development and testing, training for employees and careful process documentation. However, during the second half of 2013 we made progress on the integration of our operating support system and expect to make additional progress during 2014.

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

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers (“ILECs”), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive telecommunications companies (“CLECs”), such as Level 3 Communications Inc., MegaPath, Inc., Windstream Holdings, Inc. and XO Communications; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets, and we experience intense competition from cable companies for small business customers. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

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

Failure to retain existing customers could adversely affect our results of operations and cash flows.
During 2013, we experienced an increase in churn for our retail business customers, primarily single location customers using traditional voice and data products, including traditional voice, lower-end broadband and web hosting. Many of these customers were coming out of contract term. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same price or level of service, if at all. If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue could decline and our business may suffer. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can also impact our customer churn. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact customer churn. To combat churn, we are offering our customers a bundle of services, including our growth products, are increasing retention efforts, and are focusing on mid-market and larger enterprise customers with multiple locations, who have a lower churn profile. However, failure to retain existing customers could adversely affect our results of operations and cash flows.

Decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services, including special access services, interconnection to exchange traffic with incumbent and other carriers, and leasing network facilities from AT&T, CenturyLink, Verizon and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the effect of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, the grant of broad pricing flexibility to incumbents for their special access services in many areas, and the nationwide deregulation of certain services including optical carrier transmission and packet-switched services. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. The FCC has also established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. In late 2013, AT&T proposed to eliminate certain multi-year discount plans for purchases of special access services, which we have benefitted from. Although AT&T withdrew its proposal after the FCC initiated an investigation, AT&T indicated that it intends to submit a revised proposal and there is no assurance that AT&T will not be permitted to eliminate these discounts in the future. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of the incumbents or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. If the FCC adopts rules that do not protect our ability to purchase these services at reasonable prices on non-discriminatory terms as compared to our competitors, our business could be adversely affected.

If we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications, Verizon and Windstream. An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. Federal law requires these carriers to negotiate the terms of interconnection agreements with us in good faith, but if such negotiations are unsuccessful we may be forced into an expensive arbitration proceeding before state PUCs, with an uncertain outcome. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange agreements with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable. If we are unable to enter into, maintain, or update favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services (in commercial agreements or by regulatory petition or otherwise) also would harm our ability to provide local telephone services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. In late 2011, the FCC adopted policy changes that over time are reducing carriers' terminating access rates. These rules significantly alter the manner in which all carriers, including carriers that use different service platforms such as wireless and VoIP, are compensated for the termination of telecommunications traffic. These rules have generally reduced the rates that we pay for our access services. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services.

We may experience reductions in switched access and reciprocal compensation revenue.

We may experience declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. In late 2011, the FCC adopted policy changes that over time are reducing carriers' terminating access rates. We have modified our applicable state access tariffs and billing to implement the FCC's required reduction in intrastate access charges. These rules have resulted in a loss of revenues and an increase in our volume of carrier disputes, and we expect this to continue and we are required to reduce our interstate access charges and reciprocal compensation charges in coming years. Moreover, the FCC has pending an open proceeding that asks whether originating switched access charges should also be reduced. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

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

To offer voice and data services, we must interconnect our network with the networks of the incumbent carriers and resell the services of the incumbent carriers to supplement our own network facilities. We place a significant amount of reliance on these carriers to provide these connections promptly after we place the order, so that we can complete the provisioning of services for our customers. Work stoppages experienced by AT&T, Verizon or any other carrier on which we rely, whether due to labor disputes or other matters, could adversely affect our business through unanticipated delays in the delivery of services purchased to our customers and increased prices to source purchases through alternative vendors, and ultimately could result in cancellation of pending orders. Additionally, work stoppages could result in delays in scheduled or necessary maintenance events in response to trouble tickets or outages on our vendor's networks for existing customer services or for services that we purchase from them for our own needs. Any such disruption could have an adverse effect on our business, our results of operations and cash flows.

Risks Related to Our Consumer Services Segment

Our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations.

A significant number of our new consumer subscribers are generated through our agreements with Time Warner Cable and Bright House Networks, Dish Network and other strategic alliances. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. Our agreement with Time Warner Cable expires in October 2015. Our agreement with Bright House Networks expires at the end of March 2014; however, we are currently in negotiations for renewal. Our agreement with Dish Network operates on an annual renewal basis and expires in September 2014. There are no assurances we will be able to renew these agreements or other strategic alliances as they expire or otherwise terminate, or that we will receive the same benefits as we do today if the agreements are extended. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding paying subscribers and adversely affect our ability to add new customers, which could, in turn, have a material adverse effect on us. In addition, there is no commitment for Time Warner Cable and Bright House Networks and other partners to provide us with new customers and these partners may market their own services rather than ours. We have experienced a decrease in new consumer subscribers as a result of decreased marketing efforts of some of our partners. Further decreases in the number of new consumer subscribers generated through these relationships could adversely affect our results of operations.

Our consumer business is dependent on the availability of third-party network service providers.

Our consumer business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Our largest providers of broadband connectivity are AT&T, Bright House Networks, CenturyLink, Comcast Corporation, Fairpoint, Frontier, MegaPath, Time Warner Cable and Verizon. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services. Our principal providers for narrowband services are AT&T, GlobalPOPs and Windstream. We also purchase narrowband services from certain regional and local providers.

We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network service providers on acceptable terms, renew or extend current contracts with our network service providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint. Additionally, each of our network service providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network service providers compete with us in the market to provide consumer Internet access. As our consumer business continues to decline, our vendors may not want to continue their relationship with us or do so at current prices. Our agreements generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. In addition, as our consumer subscribers continue to decline, our value-added partners may raise their wholesale prices or discontinue their partnering relationship with us. Such events may cause us to incur additional costs, pay increased rates for wholesale access services, increase the retail prices of our service offerings and/or discontinue providing retail access services, any of which could adversely affect our ability to compete in the market for consumer access services.

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

The continued decline of our consumer access subscribers will adversely affect our results of operations.

During the year ended December 31, 2013, our average consumer access subscribers decreased from 1.2 million to 1.1 million. Our consumer access subscriber base and revenues have been declining due to continued maturation of the market for Internet access and competitive pressures in the industry. We expect our consumer access subscriber base and revenues to continue to decline, which will adversely affect our profitability and results of operations. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. Our strategy for consumer access subscribers is to engage in limited sales and marketing efforts and focus instead on retaining customers and adding customers that are more likely to produce an acceptable rate of return. If we do not maintain our relationships with current customers or acquire new customers, our revenues will decline and our profitability will be adversely affected. In addition, we will not be able to reduce costs proportional to our revenue declines over time.

Potential regulation of Internet service providers could adversely affect our operations.

Our Internet access services are not currently subject to substantial regulation by the FCC or state public utilities commissions. Narrowband and broadband Internet access are currently classified as “information services” and are not subject to traditional telecommunications services regulation, such as licensing, pricing regulation or Universal Service Fund ("USF") contribution obligations. Additionally, the current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service”. Classifying VoIP as a telecommunications service could require us to obtain a telecommunications license for VoIP services. However, under FCC rules, our VoIP services are required to comply with many of the same regulatory obligations, including payment of fees, as legacy telephone services. Any change to the regulation of Internet service providers could significantly impact our costs for these services and adversely affect our results of operations.

General Risks

Cyber security breaches could harm our business.
We maintain large repositories of personal and proprietary customer data and are a third-party provider of network and IT services. Cyber security breaches expose us to a risk of unauthorized access to this information. The risk that a security breach could seriously harm our business is likely to increase as we expand our cloud and IT services. We are regularly subject to cyber security attacks and are also subject to employee error or malfeasance or other disruptions, although no attack or other disruption has had material consequences to date. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. We may be required to use significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. A material security breach could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business, including our strategy to serve as a leading communications and IT services provider, may be adversely affected.

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

Interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our success depends on our ability to provide reliable service. Many of our products are supported by our eight data centers. Our network, data centers, central offices, corporate headquarters and those of our third-party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery or business continuity planning may not be adequate. We have experienced interruptions in service in the past due to factors such as vulnerabilities in equipment, configuration, design and operating procedures. We also experience interruptions due to cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers.  We may experience service interruptions or system failures in the future. We continue to invest capital to enhance, expand and increase the reliability of our network, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure or other significant disruption to business continuity may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, financial position, results of operations and cash flows.

Our business depends on effective business support systems and processes.

Our business depends on our ability to maintain and develop effective business support systems. Business support systems are needed for quoting, accepting and inputting customer orders for services; provisioning, installing and delivering services; providing customers with direct access to our information systems so that they can manage the services that they purchase from us, generally through on-line customer portals; and billing for services. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to acquisitions, growth and changing needs is important to the continued implementation of our business strategy.  In addition, as our consumer business continues to decline, we are more dependent on fewer individuals to maintain our internal consumer business support systems. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions and the diversion of development resources.

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

From time to time third parties have alleged that we infringe on their intellectual property rights, including patent rights, and we expect to continue to be subject to such claims. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. Increasingly, these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Defending against disputes, litigation or other legal proceedings, whether or not meritorious, may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations.

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

Our business depends on our ability to hire and retain key executive officers, senior management, sales, IT and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business into a leading communications and IT services provider. There is substantial and continuous competition for highly skilled sales and IT personnel. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty resulting from integration changes or a desire not to remain with us following a merger transaction or a restructuring.  Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

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

As of December 31, 2013, we had approximately $139.2 million of goodwill and $155.4 million of other intangible assets. Of the goodwill, $50.3 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry.

During the first quarter of 2013, we performed an interim goodwill impairment test following a sustained decrease in our stock price and market capitalization which resulted in a $256.7 million non-cash impairment charge to goodwill relating to our Business Services reporting unit. We did not record any goodwill impairment as a result of our fiscal 2013 annual goodwill impairment test. However, deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future.

As of December 31, 2013, we had approximately $620.8 million of gross tax net operating losses for federal income tax purposes and approximately $32.6 million of net tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2020 and the tax net operating losses for state income tax purposes began to expire in 2013.

Our future income taxes could be adversely affected by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of December 31, 2013, we had $600.0 million outstanding principal amount of debt, which consisted of $300.0 million outstanding principal amount of 7.375% senior secured notes due 2020 (the “Senior Secured Notes”) and $300.0 million outstanding principal amount of 8.875% senior notes due 2019 (the “Senior Notes”). We also have $135.0 million of unutilized capacity under our senior secured revolving credit facility and we may incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

We may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all.

We incurred capital expenditures of $143.6 million in 2013, and we expect to incur capital expenditures of approximately $125.0 million to $135.0 million in 2014. We recently invested capital to roll out additional data centers and to extend our fiber network. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. We may also require substantial capital to maintain, upgrade and enhance our network facilities and operations. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time we desire to obtain such funding. If we are unable to obtain additional capital when needed, we may not be able to pursue our growth strategy, and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness.

The agreements that govern our Senior Secured Notes, Senior Notes and senior secured revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

The payment of future quarterly dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements, investment opportunities and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including funding for acquisitions, capital expenditures and working capital, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. There can be no assurance that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

Our stock price may be volatile.

The trading price of our common stock may be subject to fluctuations in response to certain events and factors, such as quarterly variations in results of operations; entry into business combinations or other major transactions; changes in financial estimates; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in the markets in which we operate; market trends unrelated to our performance; and general economic conditions. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us or any of our current or former directors or officers or other employee or agent of ours governed by the internal affairs doctrine. In the event that the Court of Chancery of the State of Delaware lacks jurisdiction over any action or proceeding described above, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or agents, which may discourage such lawsuits against us and our directors, officers, employees or agents. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2024. We believe our facilities are suitable and adequate for our business operations.
Office space. Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 76,000 square feet under a lease that will expire in 2014. Our other main facilities for corporate offices include 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018, 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2016 and 71,000 square feet in Rochester, New York under a lease that will expire in 2022. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama.
Data centers. We operate eight data centers. We own a data center facility in Atlanta, Georgia and we lease data center facilities in Marlboro, Massachusetts; Rochester, New York; Columbia, South Carolina; San Jose, California; Chicago, Illinois; Dallas, Texas; and Miami, Florida.
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

	Stock Price
	High	Low
Year Ended December 31, 2012
First Quarter	$8.22	$6.42
Second Quarter	8.59	7.16
Third Quarter	7.62	5.94
Fourth Quarter	7.36	6.11
Year Ended December 31, 2013
First Quarter	7.07	5.38
Second Quarter	6.30	5.23
Third Quarter	6.80	4.86
Fourth Quarter	5.46	4.70
The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2014 was $4.34 per share.
Holders
There were 1,390 holders of record of our common stock on January 31, 2014.
Dividends
During 2009, we began paying quarterly cash dividends. During the years ended December 31, 2011, 2012 and 2013, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively, and total dividend payments were $22.9 million, $21.1 million and $20.8 million, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Secured Notes, Senior Notes and our senior secured revolving credit facility contain restrictions on the amount of dividends we can pay.

Performance Graph
The following indexed line graph indicates our total return to stockholders from December 31, 2008 to December 31, 2013, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2008 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
EarthLink	$100	$127.1	$141.3	$108.8	$112.3	$91.4
Russell 2000 Index	100	125.2	156.9	148.4	170.1	233.0
NASDAQ Telecomm Index	100	148.2	154.1	134.6	137.3	170.3

Share Repurchases
The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2013 are as follows:

2013	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (2)	Maximum Dollar Value that May Yet be Purchased Under the Program
	(in thousands, except average price paid per share)
October 1 through October 31	—	$—	—	$67,907
November 1 through November 30	88	5.23	—	67,907
December 1 through December 31	—	—	—	67,907
Total	88		—
_______________________________________________________________________________

(1)
In November 2013, we repurchased 88,280 shares from a former member of our Board of Directors in a private transaction pursuant to a stock purchase agreement following his resignation from the Board of Directors.

(2)
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

	Year Ended December 31,
	2009	2010 (1)	2011 (1)	2012	2013
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$723,729	$621,204	$1,300,543	$1,335,135	$1,240,606
Operating costs and expenses (2)(3)	541,571	459,355	1,170,899	1,263,112	1,505,555
Income (loss) from operations	182,158	161,849	129,644	72,023	(264,949)
Income (loss) from continuing operations (4)	287,118	81,573	37,273	9,938	(536,866)
Loss from discontinued operations, net of tax (5)	—	(93)	(2,706)	(2,418)	(1,961)
Net income (loss)	287,118	81,480	34,567	7,520	(538,827)
Basic net income (loss) per share
Continuing operations	$2.69	$0.75	$0.34	$0.09	$(5.23)
Discontinued operations	—	—	(0.03)	(0.02)	(0.02)
Basic net income (loss) per share	$2.69	$0.75	$0.32	$0.07	$(5.25)
Diluted net income (loss) per share
Continuing operations	$2.66	$0.75	$0.34	$0.09	$(5.23)
Discontinued operations	—	—	(0.02)	(0.02)	(0.02)
Diluted net income (loss) per share	$2.66	$0.74	$0.32	$0.07	$(5.25)

Basic weighted average common shares outstanding	106,909	108,057	108,098	105,221	102,599
Diluted weighted average common shares outstanding	108,084	109,468	108,949	105,983	102,599

Cash dividends declared per common share	$0.28	$0.62	$0.20	$0.20	$0.20

Cash flow data:
Cash provided by operating activities	208,622	154,449	146,234	191,055	124,156
Cash (used in) provided by investing activities	(37,121)	(454,193)	141,594	(163,836)	(112,500)
Cash used in financing activities	(47,070)	(68,299)	(318,997)	(81,381)	(52,641)

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$610,995	$242,952	$211,783	$157,621	$116,636
Investments in marketable securities	84,966	320,118	29,607	46,851	—
Cash and marketable securities	695,961	563,070	241,390	204,472	116,636
Total assets	1,074,618	1,523,918	1,680,451	1,599,410	1,007,318
Long-term debt, including long-term portion of capital leases (6)	232,248	594,320	653,765	614,890	606,442
Total liabilities	340,594	766,050	927,307	880,606	845,100
Accumulated deficit	(729,715)	(648,235)	(613,668)	(606,148)	(1,144,975)
Stockholders' equity	734,024	757,868	753,144	718,804	162,218

_______________________________________________________________________________

(1)
On December 8, 2010, we acquired ITC^DeltaCom, a provider of integrated communications services to customers in the southeastern U.S. On April 1, 2011, we acquired One Communications, a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. The results of operations of ITC^DeltaCom and One Communications have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by these acquisitions and, to a lesser extent, by other smaller acquisitions completed during the year ended December 31, 2011, including STS Telecom, Logical Solutions and Business Vitals, LLC, among others, and our CenterBeam transaction completed during the year ended December 31, 2013.

(2)
Operating costs and expenses for the years ended December 31, 2009, 2010 and 2013 include non-cash impairment charges of $24.1 million, $1.7 million and $255.6 million, respectively, related to goodwill and certain intangible assets. During 2009, we concluded the carrying value of goodwill and certain intangible assets of New Edge Holding Company in our Business Services segment were impaired in conjunction with our annual tests of goodwill and intangible assets. During 2010, we decided to re-brand the New Edge name as EarthLink Business and wrote off our New Edge trade name. During 2013, we performed an interim goodwill impairment test following a sustained decrease in our stock price and market capitalization which resulted in an impairment charge in our Business Services reporting unit.

(3)
Operating costs and expenses for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 include restructuring, acquisition and integration-related costs of $5.6 million, $22.4 million, $32.1 million, $18.2 million and $40.0 million, respectively.

(4)
During the year ended December 31, 2009, we recorded an income tax benefit in the Statement of Comprehensive Income (Loss) of approximately $198.8 million from the release of our valuation allowance related to deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we would more-likely-than-not be able to utilize due to the generation of sufficient taxable income in the future. During the year ended December 31, 2013, we recorded an income tax provision of approximately $266.3 million during the fourth quarter to record a valuation allowance for deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we would not "more-likely-than-not" be able to utilize.

(5)
The operating results of our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business. The telecom systems results of operations were previously included in our Business Services segment.

(6)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016, EarthLink's 8.875% Senior Notes due 2019, EarthLink's 8.375% Senior Secured Notes due June 1, 2020 and EarthLink's convertible senior notes due November 15, 2026. In December 2010, we assumed the ITC^DeltaCom Notes in our acquisition of ITC^DeltaCom. In May 2011, we issued $300.0 million aggregate principal amount of 8.875% Senior Notes due May 15, 2019. In November 2011, we redeemed our convertible senior notes. In December 2012, we redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes and in May 2013, we redeemed the remaining $292.3 million aggregate principal amount of the ITC^DeltaCom Notes. Also in May 2013, we issued $300.0 million aggregate principal amount of 8.375% Senior Secured Notes due June 1, 2020.

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

Change in Organization Structure

On December 31, 2013, through the creation of a new holding company structure (the “Holding Company Reorganization”), EarthLink, Inc. merged into EarthLink, LLC, which became a wholly-owned subsidiary of a new publicly traded parent company, EarthLink Holdings Corp. We expect the new holding company design will enhance our corporate structure and provide greater flexibility and efficiency from a management, operations, customer, regulatory, accounting, financial and tax perspective. As the Holding Company Reorganization occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented. Following the Holding Company Reorganization, EarthLink Holdings Corp. became the primary obligor on our outstanding debt obligations and EarthLink, LLC became a guarantor and a restricted subsidiary. The Holding Company Reorganization was effected under Section 251(g) of the Delaware General Corporation Law which provides for the formation of a holding company structure without a stockholder vote. Existing shares of EarthLink, Inc. common stock were converted into the same number of shares of common stock of EarthLink Holdings Corp.

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading communications and IT services provider, empowering businesses with a fully-managed, end-to-end communications, IT and virtualization portfolio including cloud computing, IT security, colocation, enterprise-class hosted applications, secure network connectivity and IT support services. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 28,000 route miles of fiber, 90 metro fiber rings and eight secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

Business Strategy
Our business strategy is to be the premier communications and IT services provider for mid-market and enterprise customers. We believe IT services is an emerging market with significant opportunity for growth. Our goal is to use our nationwide network and newly developed and acquired IT services to be a one-stop ubiquitous provider of these services to larger and multi-location enterprise customers. We are also focused on maximizing the cash flow generated by our traditional voice and data products. The key elements of our business strategy are as follows:

•
Offer a complete package of communications and IT services products. We provide a nationwide suite of business voice, data and IT services. We are focused on maintaining a broad suite of products and services and offering solutions to address the evolving business and infrastructure needs of our customers. In 2012 and 2013, we expanded our IT solutions footprint with four additional data centers and invested capital to extend our core fiber IP network. We also acquired CenterBeam in July 2013 to further grow our IT services portfolio, specifically around customer end-point management. We believe our broad suite of products allows us to compete for larger and more complex customers.

•
Increase revenues from growth products and services. Revenues from some of our products and services have been declining due to economic, competitive, technological and regulatory developments and we expect some of these revenues to continue to decline. We are attempting to manage this decline by working with our customers to replace or augment declining products with our growth products, where financially and technically feasible to do so. Our growth products are MultiProtocol Label Switching ("MPLS"), hosted voice and IT services such as virtualization and virtual tech care. We are also focused on growing revenues for these products by enhancing our sales force efforts and increasing brand awareness for our IT services. We also aim to grow our wholesale services as we capitalize on unique and new fiber routes within our footprint.

•
Provide a superior customer experience. We are committed to providing high-quality customer service and continuing to monitor customer satisfaction in all facets of our business. We believe exceeding customers’ expectations for service increases loyalty and reduces churn. We also believe that our broad communications and IT services portfolio and blend of access technologies for connectivity enable us to provide high-quality customer service by solving a wide range of issues faced by our customers and prospects. We are focused on creating a customer-focused organization that will provide a quality approach to offering and supporting EarthLink products and services.

•
Optimize our cost structure. We are currently focused on optimizing the cost structure of our business by reducing network costs, streamlining our internal processes and operations and maximizing the cash flows generated from traditional voice and data products. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with declining revenues for some of our products as non-variable costs place further pressure on margins.

•
Opportunistically consider potential strategic acquisitions. We continue to evaluate acquisition opportunities as we become aware of them. We believe that targeted corporate acquisitions, when available at the right economics, can be an effective means to improve our product, network, and data center capabilities or to accelerate revenue growth. Our acquisition strategy may include investments or acquisitions of new product and services capabilities, network assets or business customers to achieve greater national scale.

Challenges and Risks

The primary challenge we face is executing on our business strategy to be the premier communications and IT services provider, and more specifically to continue to grow revenues from our growth products and services. Contributing to this challenge are the following: responding to competitive and economic pressures, reducing churn in our existing customer base, providing products and services that meet changing customer needs on a timely and cost-effective basis, and adapting to regulatory changes and initiatives. Another primary challenge is managing the rate of decline in revenues for our traditional products.  To address these challenges, we are targeting larger customers who have lower churn profiles, focusing efforts on customer retention, upselling additional growth products and services to existing customers, implementing cost efficiencies in order to maximize cash flows and seeking to make costs more variable. Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services.

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

Consumer Services. Our Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. We present our Consumer Services in two categories: (1) access services, which includes narrowband access services and broadband access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to EarthLink’s Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services.

General Developments in our Business

Key developments in our business during 2013 are described below:

•
Issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”) in May 2013 and used the net proceeds, together with available cash, to fund a tender offer and redemption of our ITC^DeltaCom 10.5% Senior Secured Notes due April 2016 (the "ITC^DeltaCom Notes"), which had been assumed in connection with our acquisition of ITC^DeltaCom, Inc. ("ITC^DeltaCom"). The debt issuance and redemption will reduce the amount of interest we will pay going forward.

•
Acquired substantially all of the assets of CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses, in July 2013 for a total consideration of approximately $23.5 million to further grow our IT services portfolio by adding IT services customer scale, expanded IT support center resources and complementary products and capabilities.

•	Sold our ITC^DeltaCom telecom systems business in August 2013, which was a low margin business that generated mostly non-recurring revenue streams.

•
Completed the roll out of four additional data centers, launched our next generation cloud hosting platform in five of our eight data centers and expanded our fiber network with additional unique routes.

•	Made progress in the integration of our operating support systems and began to leverage some of these new capabilities in pursuing our business strategy.

•
Generated revenues of $1.2 billion in 2013, a 7% decrease during the year consisting of a $53.2 million decrease in Business Services revenue and a $41.3 million decrease in Consumer Services revenue. The decreases were primarily driven by declines in traditional voice and data products. However, partially offsetting these declines was an increase in sales of growth products for our Business Services and a decrease in churn for our Consumer Services.

•
Generated a net loss of $538.8 million in 2013, which reflects a $255.6 million goodwill impairment and related tax impact, a $265.3 million increase to our income tax provision due to the recording of a full valuation allowance against our deferred tax assets, an increase in restructuring, acquisition and integration costs and a decrease in Adjusted EBITDA, as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $227.1 million in 2013, a decrease from $283.9 million in the prior year primarily due to the decrease in revenues from traditional voice and data products, as well as increased costs to grow our business.

•	Made $20.8 million of dividend payments to shareholders and repurchased 1.2 million shares of common stock for $6.1 million during the year.

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
Traditional business services revenues. Our traditional voice and data business service revenues, specifically traditional voice and lower-end, single site broadband services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have also experienced an increase in churn for these retail products, especially as customers come out of contract term. To counteract trends in our Business Services revenues, we are focused on building long-term customer relationships, offering customers a bundle that includes our growth services and focusing on larger, more complex customers who have a lower churn profile. As a result, sales in our growth products have increased and the mix of new sales is shifting towards our growth products. We are also taking steps to lower the cost structure of our Business Services operations.

IT services. The industry for cloud, managed security and IT services is relatively new and continues to evolve. The IT services market is growing as security needs, compliance requirements and IT costs increase. IT services currently represents the smallest proportion of our Business Services revenues. However, we believe this represents a significant growth area for our business and there is opportunity for EarthLink to address this market nationally. As a result, we have been taking steps to accelerate our transition into an IT services company. Specifically, we are focusing on larger geographic markets where there are more customers with a propensity to buy IT services, increasing our efforts in Search Engine Marketing to drive leads for our inside sales force, increasing brand awareness for our IT services and adding additional technical talent in the field to support our IT services sales efforts.
Economic conditions. Many of our customers are small and medium-sized businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.
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
Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. Revenues may also be adversely impacted by churn, competition, regulatory changes, timing and market acceptance of our newer products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we continue to emphasize our diverse portfolio of communications and IT services and are focused on growing our suite of growth and IT services. We are also focused on growing our wholesale services as we capitalize on new and unique fiber routes within our footprint. As a result, we expect the mix of our retail Business Service revenues to change over time, from traditional products to growth products and services. As our product mix shifts towards growth products, revenues may be impacted in the near term by longer sales cycles and installations and higher costs to deliver these services. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decline as our customer base becomes longer tenured.

Consolidated Results of Operations

The following comparison of statement of operations data is affected by our acquisition of One Communications on April 1, 2011. The results of operations of One Communications are included in our operating results beginning on the acquisition date. The following comparison of statement of operations data is also affected, to a lesser extent, by our other acquisitions and transactions completed during 2011 including STS Telecom, Logical Solutions and Business Vitals, LLC, among others, and our CenterBeam transaction completed during 2013.

The following table sets forth statement of operations data for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenues	$1,300,543	$1,335,135	$1,240,606
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	581,264	632,616	600,742
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	397,574	429,087	426,070
Depreciation and amortization	159,993	183,165	183,114
Impairment of goodwill	—	—	255,599
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Total operating costs and expenses	1,170,899	1,263,112	1,505,555
Income (loss) from operations	129,644	72,023	(264,949)
Interest expense and other, net	(70,640)	(63,416)	(60,686)
Income (loss) from continuing operations before income taxes	59,004	8,607	(325,635)
Income tax (provision) benefit	(21,731)	1,331	(211,231)
Net income (loss)	37,273	9,938	(536,866)
Loss from discontinued operations, net of tax	(2,706)	(2,418)	(1,961)
Net income (loss)	$34,567	$7,520	$(538,827)

Revenues

The following table presents our revenues for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services
Retail services	$766,098	$845,664	$793,940	$79,566	10%	$(51,724)	(6)%
Wholesale services	136,224	151,910	151,071	15,686	12%	(839)	(1)%
Other	22,376	19,851	19,216	(2,525)	(11)%	(635)	(3)%
Total revenues	924,698	1,017,425	964,227	92,727	10%	(53,198)	(5)%
Consumer Services
Access services	323,998	269,533	231,448	(54,465)	(17)%	(38,085)	(14)%
Value-added services	51,847	48,177	44,931	(3,670)	(7)%	(3,246)	(7)%
Total revenues	375,845	317,710	276,379	(58,135)	(15)%	(41,331)	(13)%
Total revenues	$1,300,543	$1,335,135	$1,240,606	$34,592	3%	$(94,529)	(7)%

Business Services

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the changes in Business Services retail revenues for the years ended December 31, 2012 and 2013 compared to the prior years:

	2012 vs 2011	2013 vs 2012
	(in millions)
Due to acquisitions (a)	$104.3	$8.6
Due to growth products (b)	—	18.7
Due to IT services (c)	12.2	13.5
Due net favorable settlements and reserve adjustments (d)	9.4	(9.4)
Due to decline in traditional voice and data products (e)	(46.3)	(83.1)
Total change in Business Services retail revenues	$79.6	$(51.7)
______________

(a)
Increase in 2012 due to the inclusion of revenues from One Communications for a full year in 2012 compared to a partial period in 2011, as the acquisition occurred on April 1, 2011. Increase in 2013 due to the inclusion of revenues from CenterBeam beginning in July 2013.

(b)
Increase in 2013 due to sales of growth products, including MPLS and hosted voice. During 2012, this amount was included in the decline in traditional voice and data products as we were still integrating our reporting systems and were not able to capture this detail separately.

(c)	Increase due to IT Services transactions entered into during 2011 and new product launches to expand our IT services portfolio.

(d)	Change due to net favorable settlements and reserve adjustments of $9.4 million during 2012.

(e)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services. The decrease in 2012 was partially offset by sales of growth products, including MPLS and hosted voice.

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers and businesses. The increase in wholesale services revenues during the year ended December 31, 2012 compared to the prior year was primarily due to the inclusion of revenues from One Communications for a full year in 2012 compared to a partial period in 2011. The decrease in wholesale services revenues during the year ended December 31, 2013 compared to the prior year was primarily due to an increase in customer churn in the current year and a favorable settlement with a telecommunications carrier recorded during the prior year. This was partially offset by a $1.2 million favorable adjustment associated with the One Communications acquisition recognized during the year ended December 31, 2013 and an increase in transport and usage revenues as we capitalize on unique fiber routes.

Other Services. Other services consists primarily of web hosting and certain equipment-related revenue. The decreases in other services revenues during the years ended December 31, 2012 and 2013 compared to the prior years were primarily due to a decrease in average web hosting accounts.

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

The decreases in consumer access revenues during the years ended December 31, 2012 and 2013 compared to the prior years were due to decreases in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which were 1.5 million, 1.2 million and 1.1 million during the years ended December 31, 2011, 2012 and 2013, respectively.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Our monthly consumer subscriber churn rates were 2.6%, 2.4% and 2.1% during the years ended December 31, 2011, 2012 and 2013, respectively, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base. Slightly offsetting the decreases in revenues during the years ended December 31, 2012 and 2013 compared to the prior years was an increase in average revenue per subscriber due to targeted price increases implemented over the past year and a change in mix of subscribers.

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

The decreases in value-added services revenues during the years ended December 31, 2012 and 2013 compared to the prior years were due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decreases were attributable to the overall decline in the average number of consumer subscribers.

Cost of revenues

The following table presents our cost of revenues for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services	$463,782	$527,514	$506,245	$63,732	14%	$(21,269)	(4)%
Consumer Services	117,482	105,102	94,497	(12,380)	(11)%	(10,605)	(10)%
Total cost of revenues	$581,264	$632,616	$600,742	$51,352	9%	$(31,874)	(5)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the changes in Business Services cost of revenues for the years ended December 31, 2012 and 2013 compared to the prior years:

	2012 vs 2011	2013 vs 2012
	(in millions)
Due to acquisitions (a)	$58.0	$3.0
Due to IT services (b)	8.3	4.6
Due to change in reserves for regulatory audits (c)	8.3	(15.5)
Due to favorable settlements (d)	—	(3.8)
Due to decline in traditional voice and data products, offset by growth (e)	(10.9)	(9.6)
Total change in Business Services cost of revenues	$63.7	$(21.3)
______________

(a)
Increase in 2012 due to the inclusion of cost of revenues from One Communications for a full year in 2012 compared to a partial period in 2011. Increase in 2013 due to inclusion of CenterBeam cost of revenues beginning in July 2013.

(b)	Increase due to IT services transactions entered into during 2011 and new product launches to expand our IT services portfolio.

(c)
Increase in 2012 due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments. Decrease in 2013 due to the $8.3 million charge recorded in the prior year and a $7.2 million favorable adjustment recorded in the third quarter of 2013 to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company

(d)
Decrease due to certain favorable settlements recognized during 2013, including: a $1.8 million favorable adjustment due to the renegotiation of an IRU agreement recorded as a liability in purchase accounting for ITC^DeltaCom; a $0.9 million favorable adjustment for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition; and a $1.1 million favorable settlement with a telecommunication vendor.

(e)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP.

Consumer Services

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal providers for narrowband services are AT&T, GlobalPOPs and Windstream. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc., Comcast Corporation, Megapath, Time Warner Cable and Verizon Communications, Inc. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts.

The decreases in Consumer Services cost of revenues during the years ended December 31, 2012 and 2013 compared to the prior years were primarily due to the declines in the average number of consumer services subscribers. Partially offsetting this decrease was an increase in our average cost per subscriber. Our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase was a shift in the mix to customers with higher costs associated with delivering services.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$397,574	$429,087	$426,070	$31,513	8%	$(3,017)	(1)%

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

The following table presents the primary reasons for the changes in selling, general and administrative expenses for the years ended December 31, 2012 and 2013 compared to the prior years:

	2012 vs 2011	2013 vs 2012
	(in millions)
Due to acquisitions (a)	$43.3	$3.6
Due to decrease in people-related costs (b)	(8.3)	(9.9)
Due to change in stock-based compensation expense (c)	(3.3)	2.8
Due to change in other selling, general and administrative (d)	(0.2)	0.5
Total change in selling, general and administrative expenses	$31.5	$(3.0)
______________

(a)
Increase in 2012 due to the inclusion of selling, general and administrative expenses from One Communications and STS Telecom for a full year in 2012 compared to partial periods in 2011. Increase in 2013 due to the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

(b)
Decrease primarily due to cost savings realized from workforce reductions and other synergies from integrating our businesses. Also contributing was an increase in personnel costs being classified in capitalized labor and integration-related costs.

(c)
Decrease in 2012 due to lower headcount, which resulted in fewer grants. Increase in 2013 due to higher grants and stock-based compensation expense recognized for the acceleration of vesting in connection with certain employee terminations.

(d)	Change in other selling, general and administrative costs such as professional fees, property taxes, commissions, outsourced labor, travel, insurance, occupancy costs and advertising.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$100,774	$112,489	$116,744	$11,715	12%	$4,255	4%
Amortization expense	59,219	70,676	66,370	11,457	19%	(4,306)	(6)%
Total depreciation and amortization	$159,993	$183,165	$183,114	$23,172	14%	$(51)	—%

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

The following table presents the primary reasons for the changes in depreciation and amortization expense for the years ended December 31, 2012 and 2013 compared to the prior years:

	2012 vs 2011	2013 vs 2012
	(in millions)
Due to depreciation expense from acquisitions (a)	$12.8	$0.2
Due to amortization expense from acquisitions (b)	10.9	0.8
Due to other changes in depreciation expense (c)	(1.1)	4.0
Due to other changes in amortization expense (d)	0.6	(5.1)
Total change in depreciation and amortization	$23.2	$(0.1)
______________

(a)
Increase in 2012 due to depreciation expense resulting from property and equipment obtained in the acquisitions of One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Increase in 2013 due to inclusion of CenterBeam depreciation expense beginning July 1, 2013.

(b)
Increase in 2012 due to amortization expense resulting from the definite-lived intangible assets obtained in the acquisitions of One Communications on April 1, 2011 and STS Telecom on March 2, 2011. Increase in 2013 due to amortization expense resulting from the definite-lived intangible assets obtained in the acquisition of CenterBeam on July 1, 2013.

(c)
Decrease in depreciation expense in 2012 primarily due to assets becoming fully depreciated during the year. Increase in depreciation expense in 2013 primarily due to an increase in capital expenditures, including customer acquisition costs, costs to maintain and enhance our network and costs for data center and fiber expansion. Also contributing to the increase in 2013 was accelerated depreciation expense on property and equipment that was disposed of during the year.

(d)
Increase in amortization expense in 2012 primarily due to a change in useful life for certain One Communications intangible assets, offset by definite-lived intangible assets becoming fully amortized during the year. Decrease in amortization expense in 2013 primarily due to definite-lived intangible assets becoming fully amortized during the year.

Impairment of goodwill

Interim goodwill test. During the first quarter of 2013, we recognized a $256.7 million non-cash impairment charge to goodwill related to our Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. We test our goodwill annually during the fourth quarter of each fiscal year or when events or changes in circumstances indicate that goodwill might be impaired. Our stock price and market capitalization declined during the three months ended March 31, 2013 following the announcement in mid-February 2013 of our fourth quarter 2012 earnings and 2013 financial guidance. As a result of the sustained decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of our financial statements for the three months ended March 31, 2013. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. We identified two reporting units, Business Services and Consumer Services, for evaluating goodwill. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of our reporting units with the reporting units' carrying amounts, including goodwill. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. We selected guideline companies in the industry in which each reporting unit operates.

Upon completion of the first step, we determined that the carrying value of our Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the fair value of its assets and liabilities. The impairment loss of $256.7 million during the first quarter of 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.
Annual goodwill test. We did not record any impairment of goodwill during the years ended 2011 or 2012. In addition, our annual test of impairment for fiscal 2013 did not result in an impairment. However, approximately $50.3 million of goodwill attributable to our Business Services reporting unit and $88.9 million of goodwill attributable to our Consumer Services reporting unit remains as of December 31, 2013. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Integration-related costs	$4,044	$10,452	$21,622	$6,408	158%	$11,170	107%
Severance, retention and other employee costs	16,460	6,067	14,844	(10,393)	(63)%	8,777	145%
Transaction-related costs	5,756	1,399	1,021	(4,357)	(76)%	(378)	(27)%
Facility-related costs	5,530	479	2,328	(5,051)	(91)%	1,849	386%
Legacy plan restructuring costs	278	(153)	215	(431)	(155)%	368	241%
Restructuring, acquisition and integration-related costs	$32,068	$18,244	$40,030	$(13,824)	(43)%	$21,786	119%

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss).
The decrease in restructuring, acquisition and integration-related costs during the year ended December 31, 2012 compared to the prior year was primarily due to a decline in certain up-front costs related to our 2010 and 2011 acquisitions, such as severance costs incurred to eliminate duplicate positions, transaction costs incurred to effect the transactions and facility-related costs to exit duplicate facilities. Partially offsetting this decline was an increase in integration-related costs, as we incurred costs to integrate operating support systems and networks.
The increase in restructuring, acquisition and integration-related costs during the year ended December 31, 2013 compared to the prior year was primarily due to an increase in costs to integrate operating support systems, networks and certain billing systems as we worked to complete several significant integration milestones during the year; costs related to our acquisition of CenterBeam; employee termination costs associated with certain voluntary employee separations; and costs to exit duplicate facilities. In addition, during the first quarter of 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. We also decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which resulted in a small number of position eliminations.
Interest expense and other, net

The following table presents our interest expense and other, net, for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$74,949	$64,331	$60,495	$(10,618)	(14)%	$(3,836)	(6)%
Interest income	(4,678)	(2,076)	(84)	2,602	(56)%	1,992	(96)%
Other, net	369	1,161	275	792	215%	(886)	(76)%
Total interest expense and other, net	$70,640	$63,416	$60,686	$(7,224)	(10)%	$(2,730)	(4)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the year ended December 31, 2012 compared to the prior year was primarily due to the redemption and repayment of our outstanding $255.8 million principal amount of convertible senior notes due 2026 on November 15, 2011, as well as the redemption of $32.5 million aggregate principal amount of our 10.5% ITC^DeltaCom Notes on December 6, 2012. Partially offsetting this was a decrease in interest income due to lower investment yields and a decrease in our average cash and marketable securities.

The decrease in interest expense and other, net, during the year ended December 31, 2013 compared to the prior year was primarily due to lower interest expense resulting from the issuance of 7.375% Senior Secured Notes and repayment of our remaining ITC^DeltaCom Notes in May 2013.  In May 2013, we issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes. Also in May 2013, we completed a tender offer and redemption of all outstanding principal of our 10.5% ITC^DeltaCom Notes. Partially offsetting the decrease in interest expense was a $2.0 million loss on repayment of debt recorded in connection with the redemption of our ITC^DeltaCom Notes and a $2.0 million decrease in interest income due to lower cash and marketable securities. We recognized a net loss of $2.0 million as a result of $16.2 million of premiums paid for the acquisition of ITC^DeltaCom Notes, net of a $14.2 million write-off of the unamortized premium on debt.

Income tax (provision) benefit

The following table presents the components of the income tax (provision) benefit for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Current (provision) benefit	$(3,777)	$1,224	$1,639
Deferred (provision ) benefit	(17,954)	107	(212,870)
Total income tax (provision) benefit	$(21,731)	$1,331	$(211,231)

During the year ended December 31, 2011, the current tax provision was due to state income and federal and state alternative minimum tax ("AMT") amounts payable due to the net operating loss carryforward limitations associated with the AMT calculation and the non-cash deferred tax provision was due primarily to the utilization of net operating loss carryforwards. During the year ended December 31, 2012, the current and non-cash deferred benefits were primarily due to the tax impact of changes to our state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012; the release of valuation allowance related to specific state net operating losses; and the reversal of state related uncertain tax positions in the current year due to statute expirations. During the year ended December 31, 2013, the current tax benefit was primarily related to expense for Canadian tax amounts payable, prior year state tax items and penalties and interest related to uncertain tax positions, which is offset with benefit from the current release of uncertain tax positions related to prior years. During the year ended December 31, 2013, the non-cash deferred tax provision was due primarily to the recording of a valuation allowance against deferred tax assets (as further described below).

The tax provision for the year ended December 31, 2013 includes a $266.3 million non-cash charge to record a valuation allowance against our deferred tax assets. During the three months ended December 31, 2013, we entered into a three-year cumulative loss position. For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence. Also during the three months ended December 31, 2013, management reassessed its projections of future taxable income. This change in projections, coupled with its cumulative loss position caused management to modify its assessment of the realizability of its deferred tax asset and conclude that a full valuation allowance, exclusive of our deferred tax liabilities with indefinite useful lives and our capital loss carryforward, was necessary.

We will reassess the realization of the deferred tax assets each reporting period. To the extent that our financial results improve and the deferred tax assets becomes realizable, we will reduce the valuation allowance through earnings.

Loss from discontinued operations, net of tax

The operating results of the our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business. We received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenues	$13,561	$13,842	$6,141
Operating costs and expenses	(18,096)	(17,860)	(8,102)
Income tax benefit	1,829	1,600	—
Loss from discontinued operations, net of tax	$(2,706)	$(2,418)	$(1,961)

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

Business Services Segment

The following table sets forth operating results for our Business Services segment for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$924,698	$1,017,425	$964,227	$92,727	10%	$(53,198)	(5)%
Cost of revenues	463,782	527,514	506,245	63,732	14%	(21,269)	(4)%
Segment operating expenses	293,211	332,542	342,630	39,331	13%	10,088	3%
Segment operating income	$167,705	$157,369	$115,352	$(10,336)	(6)%	$(42,017)	(27)%

The increase in Business Services revenues during the year ended December 31, 2012 compared to the prior year was primarily due to a full year of One Communications revenues in 2012 compared to a partial period 2011; revenues from our IT services transactions entered into during 2011 and new product launches over the year; partially offset by continued declines in revenues for certain traditional voice and data products, including traditional voice, web hosting and lower-end, single site broadband services. The decrease in Business Services revenues during the year ended December 31, 2013 compared to the prior year was primarily due to continued declines in revenues for traditional voice and data products, partially offset by revenues from our growth products, including MPLS, hosted voice and IT services, and revenues from CenterBeam beginning in July 2013. For more detail, please see discussion under "Revenues" in "Consolidated Results of Operations" elsewhere in this section.

The decrease in Business Services operating income during the year ended December 31, 2012 compared to the prior year was primarily due to the decline in traditional voice and data products. The decrease in Business Services operating income during the year ended December 31, 2013 compared to the prior year was primarily due to the continued decline in revenues for traditional voice and data products. In addition, costs increased due to investments in our growth products and due to the change in mix of products to growth products, which are more costly to deliver.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Consumer Subscriber Activity
Subscribers at beginning of year	1,636,000	1,350,000	1,139,000
Gross organic subscriber additions	184,000	146,000	105,000
Churn	(470,000)	(357,000)	(268,000)
Subscribers at end of year (a)	1,350,000	1,139,000	976,000

Consumer Metrics
Average narrowband subscribers (b)	830,000	678,000	582,000
Average broadband subscribers (b)	654,000	562,000	473,000
Average consumer subscribers (b)	1,484,000	1,240,000	1,055,000

ARPU (c)	$21.10	$21.34	$21.83
Churn rate (d)	2.6%	2.4%	2.1%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$375,845	$317,710	$276,379	$(58,135)	(15)%	$(41,331)	(13)%
Cost of revenues	117,482	105,102	94,497	(12,380)	(11)%	(10,605)	(10)%
Segment operating expenses	73,293	67,526	50,623	(5,767)	(8)%	(16,903)	(25)%
Segment operating income	$185,070	$145,082	$131,259	$(39,988)	(22)%	$(13,823)	(10)%

The decreases in Consumer Services revenues and operating income during the years ended December 31, 2012 and 2013 compared to the prior years were primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. The decreases in revenue were partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			2012 vs 2011		2013 vs 2012
	2011	2012	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$146,234	$191,055	$124,156	$44,821	31%	$(66,899)	(35)%
Net cash provided by (used in) investing activities	141,594	(163,836)	(112,500)	(305,430)	(216)%	51,336	31%
Net cash used in financing activities	(318,997)	(81,381)	(52,641)	237,616	74%	28,740	35%
Net decrease in cash and cash equivalents	$(31,169)	$(54,162)	$(40,985)	$(22,993)	(74)%	$13,177	24%

Operating activities

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

The decrease in cash provided by operating activities during the year ended December 31, 2013 compared to the prior year period was primarily due to the overall decrease in revenues as well as an increase in payments for acquisition, restructuring and integration-related activities.

Investing activities

The change in cash flows from investing activities during the year ended December 31, 2012 compared to the prior year was primarily due to $307.4 million change in cash associated with investments in marketable securities. During the year ended December 31, 2011, we received cash of $290.1 million for sales and maturities of investments in marketable securities, net of purchases. During the year ended December 31, 2012, we used cash of $17.2 million for purchases of marketable securities, net of sales and maturities.  Also contributing to the decrease was a $45.4 million increase in capital expenditures, primarily due to a full year of One Communications of capital expenditures, network and technology center related projects and customer acquisition costs. The overall decrease in cash flows from investing activities was offset by a $43.1 million decrease in cash used for acquisitions, net of cash acquired.

The decrease in net cash used in investing activities during the year ended December 31, 2013 compared to the prior year period was primarily due to a $64.1 million change in net cash from purchases and sales of marketable securities. During the year ended December 31, 2012, we used $17.2 million of cash for purchases of marketable securities, net of sales and maturities. During the year ended December 31, 2013, we generated $46.9 million of cash from sales and maturities of marketable securities, net of purchases. Also contributing was a $3.7 million decrease in capital expenditures. Partially offsetting these decreases was $16.8 million of cash used for our acquisition of CenterBeam in July 2013.

Financing activities

The decrease in net cash used in financing activities during the year ended December 31, 2012 compared to the prior year was primarily due to a $215.0 million net change in cash flows from debt activities, a $21.6 million decrease in repurchases of common stock and a $1.8 million decrease in dividend payments. During the year ended December 31, 2011, we used $250.3 million for repayment of debt and capital lease obligations and during the year ended December 31, 2012, we used $35.3 million for repayment of debt and capital lease obligations. During the year ended December 31, 2011, we repurchased 6.3 million shares of our common stock for $47.0 million and during the year ended December 31, 2012, we repurchased 3.7 million shares of our common stock for $25.4 million. Dividend payments were $22.9 million and $21.1 million during the years ended December 31, 2011 and 2012, respectively, reflecting quarterly dividends of $0.05 per share.

The decrease in net cash used in financing activities during the year ended December 31, 2013 compared to the prior year was primarily due to a $19.3 million decrease in repurchases of common stock, a $9.4 million decrease in net cash used for debt and capital lease transactions and a $0.3 million decrease in dividends paid. During the year ended December 31, 2012, we repurchased 3.7 million shares of our common stock for $25.4 million compared to 1.1 million shares of our common stock for $6.1 million during the year ended December 31, 2013. During the year ended December 31, 2012, we used $35.3 million for repayments of debt and capital lease obligations, compared to $25.8 million net cash used for debt transactions during the year ended December 31, 2013, which are more fully described below. Dividend payments were $21.1 million and $20.8 million during the years ended December 31, 2012 and 2013, respectively, reflecting quarterly dividends of $0.05 per share.

In May 2013, we completed a private placement of $300.0 million aggregate principal amount of Senior Secured Notes, resulting in net proceeds of $292.6 million after deducting transaction fees of $7.4 million. We used proceeds from the private placement, together with available cash, to fund a tender offer and redemption of our ITC^DeltaCom Notes. We used approximately $314.8 million to repay the ITC^DeltaCom Notes, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. In May 2013, we also amended and restated our revolving credit facility and paid $1.9 million of transaction fees and expenses. Finally, in connection with our acquisition of CenterBeam in July 2013, we assumed and repaid $6.5 million of debt.

Future uses of cash

Our primary future cash requirements relate to outstanding indebtedness, capital expenditures and investments in our Business Services segment. In addition, we have historically used cash for dividends and we may use cash in the future to make strategic acquisitions or repurchase common stock or debt.

Debt and interest. We expect to use cash to service our outstanding indebtedness, including our $300.0 million aggregate principal amount of Senior Notes due in May 2019, our $300.0 million aggregate principal amount of Senior Secured Notes due in June 2020 and any future borrowings under our $135.0 million revolving credit facility.

Capital expenditures. We expect to incur capital expenditures of approximately $125.0 million to $135.0 million during 2014. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

Dividends. During the years ended December 31, 2011, 2012 and 2013, cash dividends declared were $0.20 per common share. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the years ended December 31, 2011, 2012 and 2013, we generated $146.2 million, $191.1 million and $124.2 million in cash from operations, respectively. As of December 31, 2013, we had $116.6 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full.  As of December 31, 2013, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

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

Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2013:

		Payment Due by Period
	Total	2014	2015- 2016	2017- 2018	After 5 Years
	(in thousands)
Long-term debt (1)	$600,000	$—	$—	$—	$600,000
Interest payments on long-term debt (2)	285,078	48,750	97,500	97,500	41,328
Purchase commitments (3)	106,960	50,603	43,161	6,127	7,069
Operating leases (4)	181,717	40,436	51,934	47,106	42,241
Capital leases (5)	25,889	3,305	7,759	6,146	8,679
Total (6)	$1,199,644	$143,094	$200,354	$156,879	$699,317
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and premiums. As of December 31, 2013, we had $600.0 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 8.875% Senior Notes due May 15, 2019 and $300.0 million of 7.375% Senior Secured Notes due June 1, 2020.

(2)	Interest payments on long-term debt includes interest due on outstanding debt through maturity and commitment fees and borrowing costs under our senior secured revolving credit facility.

(3)
Purchase commitments represent non-cancellable contractual obligations for services and equipment; minimum commitments under network access agreements with several carriers; and certain commitments regarding employee agreements.

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2018, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.1 million, $1.1 million, $1.1 million, $1.1 million and $0.9 million during the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, which as of December 31, 2013 total $21.6 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2013, we had utilized approximately $682.1 million pursuant to the authorizations and had $67.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net income (loss)	$34,567	$7,520	$(538,827)
Interest expense and other, net	70,640	63,416	60,686
Income tax provision (benefit)	21,731	(1,331)	211,231
Depreciation and amortization	159,993	183,165	183,114
Stock-based compensation expense	13,466	10,462	13,275
Impairment of goodwill	—	—	255,599
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Loss from discontinued operations, net of tax	2,706	2,418	1,961
Adjusted EBITDA	$335,171	$283,894	$227,069

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net income (loss)	$34,567	$7,520	$(538,827)
Interest expense and other, net	70,640	63,416	60,686
Income tax provision (benefit)	21,731	(1,331)	211,231
Depreciation and amortization	159,993	183,165	183,114
Stock-based compensation expense	13,466	10,462	13,275
Impairment of goodwill	—	—	255,599
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Loss from discontinued operations, net of tax	2,706	2,418	1,961
Purchases of property and equipment	(101,967)	(147,360)	(143,614)
Unlevered Free Cash Flow	$233,204	$136,534	$83,455

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by operating activities	$146,234	$191,055	$124,156
Income tax provision (benefit)	21,731	(1,331)	211,231
Non-cash income taxes	(17,954)	107	(212,870)
Interest expense and other, net	70,640	63,416	60,686
Amortization of debt discount, premium and issuance costs	(11,136)	1,945	(2,061)
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Changes in operating assets and liabilities	91,301	7,930	5,662
Purchases of property and equipment	(101,967)	(147,360)	(143,614)
Other, net	2,287	2,528	235
Unlevered Free Cash Flow	$233,204	$136,534	$83,455

Net cash provided by (used in) investing activities	$141,594	$(163,836)	$(112,500)
Net cash used in financing activities	$(318,997)	$(81,381)	$(52,641)

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

Sales Credit Reserves
We make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. Invoices provided to other telecommunications providers are often subject to significant billing disputes, and these disputes may require a significant amount of time to resolve given the complexities and regulatory issues surrounding the customer relationships.

The determination of our general sales credit and customer dispute credit reserves contain uncertainties because they require management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

We have not made any material changes in the accounting methodology we use to record sales credit reserves during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record sales credit reserves.

A 10% difference in our sales credit reserves as of December 31, 2013 would have affected net loss by approximately $4.9 million during the year ended December 31, 2013.

Allowance for Doubtful Accounts
We maintain an allowance for accounts receivable that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to us.

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

A 10% difference in our allowance for doubtful accounts as of December 31, 2013 would have affected net loss by approximately $0.9 million during the year ended December 31, 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Cost of Revenues
We rely on other carriers to provide services where we do not have facilities, and we use a number of different carriers to terminate our long distance calls. These costs are expensed as incurred. The invoices received from other telecommunications providers are often subject to significant billing disputes. These disputes may require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships.

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

During the three months ended December 31, 2013, we recorded income tax expense of $266.3 million to record a valuation allowance for deferred tax assets that we determined are not "more-likely-than-not" able to be realized. Any future change in the valuation allowance could have an effect on stockholders' equity and the income tax provision in the statement of comprehensive income.

As of December 31, 2013, we had unrecognized tax benefits of $21.6 million. Within the next twelve months, it is reasonably possible that approximately $5.5 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. Approximately $5.7 million would impact the effective rate once settled.

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

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years other than the adoption of the new guidance in 2011 allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test.

During the first quarter of 2013, we performed an interim goodwill test and recognized a $256.7 million non-cash impairment charge to goodwill related to our Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in our market capitalization following the announcement of our fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value. We did not record any impairment of goodwill during the years ended 2011 or 2012.

As of December 31, 2013, we had approximately $139.2 million of goodwill. Of the total goodwill, $50.3 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. Our fiscal 2013 impairment test indicated the estimated fair value of our Consumer Services reporting unit substantially exceeded the carrying value and therefore was not at risk of future impairment. The estimated fair value of our Business Services reporting unit exceeded its carrying value by approximately 47%. Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

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

There have been no significant events since the timing of our impairment test that would have triggered additional impairment testing.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Long-lived assets
We depreciate property and equipment and amortize intangible assets using the straight-line method over the estimated useful lives of the assets. Estimates of useful lives are based on the nature of the underlying assets as well as our experience with similar assets and intended use. We periodically review estimated useful lives for reasonableness.

We evaluate recoverability of long-lived assets, including property and equipment and definite-lived intangible assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Business Combinations
We account for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed are recorded to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income (Loss).

Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances, reserves for billing disputes and revenue reserves. Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technologies; the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and discount rates.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are inherently uncertain. As a result, actual results may differ from estimates.

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

Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. In addition, we are subject to significant regulation and regulatory matters are subject to differing interpretations.

Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change, it could have a material impact on our business, consolidated financial position, results of operations or cash flows

During the year ended December 31, 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit that was conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period. During the year ended December 31, 2013, we recorded a $7.2 million favorable adjustment to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company.

We have not made any material changes in the accounting methodology used to accrue for loss contingencies during the last three years

Cautionary Note Concerning Factors That May Affect Future Results
The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to be a leading communications and IT services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that our failure to achieve operating efficiencies will adversely affect our results of operations; (4) that as a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) that we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (6) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (7) that unfavorable general economic conditions could harm our business; (8) that we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (9) that we face significant competition in the communications and IT services industry that could reduce our profitability; (10) that failure to retain existing customers could adversely affect our results of operations and cash flows; (11) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) that we may experience reductions in switched access and reciprocal compensation revenue; (15) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) our consumer business is dependent on the availability of third-party network service providers; (21) that we face significant competition in the Internet access industry that could reduce our profitability; (22) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (23) that potential regulation of Internet service providers could adversely affect our operations; (24) that cyber security breaches could harm our business; (25) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (26) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (27) that our business depends on effective business support systems and processes; (28) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (29) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (30) that we may not be able to protect our intellectual property; (31) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (32) that government regulations could adversely affect our business or force us to change our business practices; (33) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (34) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (35) that we may not realize our deferred tax assets, we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (36) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (37) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (38) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (39) that we may reduce, or cease payment of, quarterly cash dividends; (40) that our stock price may be volatile; (41) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (42) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2012 and 2013, we had approximately $599.2 million and $592.2 million, respectively, of long-term debt outstanding (excluding capital lease obligations), all of which bear interest at fixed rates. The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2012 and 2013:

	As of December 31, 2012		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
EarthLink Senior Secured Notes	$—	$—	$300,000	$303,663
EarthLink Senior Notes	291,182	315,000	292,238	304,470
ITC^DeltaCom Notes	307,994	306,915	—	—
Total debt, excluding capital leases	$599,176	$621,915	$592,238	$608,133
We have also been exposed to interest rate risk with respect to our investments in marketable securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of its investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. To further mitigate risk, we have historically maintained our portfolio of investments in a variety of securities, including government agency and notes, corporate debt securities, commercial paper, certificates of deposit and municipal bonds, all of which bear a minimum short-term rating of A1/P1 or a minimum long-term rating of A/A2. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2012, net unrealized losses on investments in marketable securities were not material. As of December 31, 2013, we had no investments in marketable securities.

Item 8.    Financial Statements And Supplementary Data.
EARTHLINK HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited the accompanying consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink Holdings Corp. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). EarthLink Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting , management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CenterBeam, Inc., which is included in the 2013 consolidated financial statements of EarthLink Holdings Corp. and constituted $24,434,669 and $24,040,983 of total and net assets, respectively, as of December 31, 2013 and $8,593,887 and $566,448 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of EarthLink Holdings Corp. also did not include an evaluation of the internal control over financial reporting of CenterBeam, Inc.

In our opinion, EarthLink Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of EarthLink Holdings Corp. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2014

EARTHLINK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2013
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,621	$116,636
Marketable securities	42,073	—
Restricted cash	1,013	—
Accounts receivable, net of allowance of $7,872 and $8,615 as of December 31, 2012 and 2013, respectively	112,765	100,792
Prepaid expenses	17,171	15,945
Deferred income taxes, net	15,954	549
Other current assets	20,303	13,930
Total current assets	366,900	247,852
Long-term marketable securities	4,778	—
Property and equipment, net	418,966	438,321
Long-term deferred income taxes, net	195,012	—
Goodwill	379,415	139,215
Other intangible assets, net	214,685	155,428
Other long-term assets	19,654	26,502
Total assets	$1,599,410	$1,007,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,792	$33,440
Accrued payroll and related expenses	31,003	35,041
Other accrued liabilities	129,572	88,225
Deferred revenue	51,690	49,689
Current portion of long-term debt and capital lease obligations	1,375	1,489
Total current liabilities	232,432	207,884
Long-term debt and capital lease obligations	614,890	606,442
Long-term deferred income taxes, net	—	2,221
Other long-term liabilities	33,284	28,553
Total liabilities	880,606	845,100
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and 2013	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 196,919 and 197,491 shares issued as of December 31, 2012 and 2013, respectively, and 102,739 and 101,876 shares outstanding as of December 31, 2012 and 2013, respectively	1,969	1,975
Additional paid-in capital	2,057,974	2,047,607
Accumulated deficit	(606,148)	(1,144,975)
Treasury stock, at cost, 94,180 and 95,615 shares as of December 31, 2012 and 2013, respectively	(735,003)	(742,389)
Accumulated other comprehensive income	12	—
Total stockholders’ equity	718,804	162,218
Total liabilities and stockholders’ equity	$1,599,410	$1,007,318
The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2012	2013
	(in thousands, except per share data)
Revenues	$1,300,543	$1,335,135	$1,240,606
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	581,264	632,616	600,742
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	397,574	429,087	426,070
Depreciation and amortization	159,993	183,165	183,114
Impairment of goodwill	—	—	255,599
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Total operating costs and expenses	1,170,899	1,263,112	1,505,555
Income (loss) from operations	129,644	72,023	(264,949)
Interest expense and other, net	(70,640)	(63,416)	(60,686)
Income (loss) from continuing operations before income taxes	59,004	8,607	(325,635)
Income tax (provision) benefit	(21,731)	1,331	(211,231)
Income (loss) from continuing operations	37,273	9,938	(536,866)
Loss from discontinued operations, net of tax	(2,706)	(2,418)	(1,961)
Net income (loss)	$34,567	$7,520	$(538,827)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investments, net of tax	(255)	26	(12)
Other comprehensive income (loss), net of tax	(255)	26	(12)
Comprehensive income (loss)	$34,312	$7,546	$(538,839)

Basic net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)
Discontinued operations	(0.03)	(0.02)	(0.02)
Basic net income (loss) per share	$0.32	$0.07	$(5.25)
Basic weighted average common shares outstanding	108,098	105,221	102,599

Diluted net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)
Discontinued operations	(0.02)	(0.02)	(0.02)
Diluted net income (loss) per share	$0.32	$0.07	$(5.25)
Diluted weighted average common shares outstanding	108,949	105,983	102,599

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2010	191,825	$1,918	$2,061,555	$(648,235)	(83,443)	$(657,611)	$241	$757,868
Exercise of stock options and vesting of restricted stock units	1,379	14	605	—	—	—	—	619
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(5,572)	—	—	—	—	(5,572)
Dividends paid on shares outstanding and restricted stock units	—	—	(22,913)	—	—	—	—	(22,913)
Dividends payable on restricted stock units	—	—	702	—	—	—	—	702
Stock-based compensation expense	—	—	13,497	—	—	—	—	13,497
Issuance of common stock in connection with acquisition of One Communications	2,998	30	23,568	—	—	—	—	23,598
Return of One Communications escrow shares	—	—	—	—	(233)	(1,834)	—	(1,834)
Change in deferred tax asset	—	—	(144)	—	—	—	—	(144)
Repurchases of common stock	—	—	—	—	(6,333)	(46,989)	—	(46,989)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(255)	(255)
Net income	—	—	—	34,567	—	—	—	34,567
Balance as of December 31, 2011	196,202	1,962	2,071,298	(613,668)	(90,009)	(706,434)	(14)	753,144
Exercise of stock options and vesting of restricted stock units	717	7	333	—	—	—	—	340
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(2,379)	—	—	—	—	(2,379)
Dividends paid on shares outstanding and restricted stock units	—	—	(21,128)	—	—	—	—	(21,128)
Dividends payable on restricted stock units	—	—	(299)	—	—	—	—	(299)
Stock-based compensation expense	—	—	10,471	—	—	—	—	10,471
Return of One Communications escrow shares	—	—	—	—	(422)	(3,154)	—	(3,154)
Change in deferred tax asset	—	—	(322)	—	—	—	—	(322)
Repurchases of common stock	—	—	—	—	(3,749)	(25,415)	—	(25,415)
Unrealized holding gains, net of tax	—	—	—	—	—	—	26	26
Net income	—	—	—	7,520	—	—	—	7,520
Balance as of December 31, 2012	196,919	1,969	2,057,974	(606,148)	(94,180)	(735,003)	12	718,804
Vesting of restricted stock units	572	6	(6)	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,009)	—	—	—	—	(2,009)
Dividends paid on shares outstanding and restricted stock units	—	—	(20,795)	—	—	—	—	(20,795)
Dividends payable on restricted stock units	—	—	(576)	—	—	—	—	(576)
Stock-based compensation expense	—	—	13,275	—	—	—	—	13,275
Return of One Communications escrow shares	—	—	—	—	(231)	(1,320)	—	(1,320)
Change in deferred tax asset	—	—	(256)	—	—	—	—	(256)
Repurchases of common stock	—	—	—	—	(1,204)	(6,066)	—	(6,066)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(538,827)	—	—	—	(538,827)
Balance as of December 31, 2013	197,491	$1,975	$2,047,607	$(1,144,975)	(95,615)	$(742,389)	$—	$162,218
The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:	(in thousands)
Net income (loss)	$34,567	$7,520	$(538,827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159,993	183,165	183,114
Impairment of goodwill	—	—	255,599
Loss on disposals and impairments of fixed assets	3,871	1,531	406
Non-cash income taxes	17,954	(107)	212,870
Stock-based compensation	13,466	10,462	13,275
Amortization of debt discount, premium and issuance costs	11,136	(1,945)	2,061
(Gain) loss on conversion and repayment of debt	(2,449)	(808)	2,080
Other operating activities	(1,003)	(833)	(760)
(Increase) decrease in accounts receivable, net	(4,045)	(386)	12,039
(Increase) decrease in prepaid expenses and other assets	(19,241)	583	6,245
Decrease in accounts payable and accrued and other liabilities	(78,795)	(7,040)	(22,321)
Increase (decrease) in deferred revenue	10,780	(1,087)	(1,625)
Net cash provided by operating activities	146,234	191,055	124,156
Cash flows from investing activities:
Purchases of property and equipment	(101,967)	(147,360)	(143,614)
Purchases of marketable securities	(29,621)	(73,060)	(41,209)
Sales and maturities of marketable securities	319,729	55,816	88,060
Purchase of businesses, net of cash acquired	(43,095)	—	(16,806)
Purchase of customer relationships	—	—	(1,195)
Change in restricted cash	489	768	1,013
Other investing activities	(3,941)	—	1,251
Net cash provided by (used in) investing activities	141,594	(163,836)	(112,500)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	278,256	—	290,565
Repayment of debt and capital lease obligations	(528,550)	(35,287)	(316,392)
Repurchases of common stock	(46,989)	(25,415)	(6,066)
Payment of dividends	(22,913)	(21,128)	(20,795)
Proceeds from exercises of stock options	619	338	—
Other financing activities	580	111	47
Net cash used in financing activities	(318,997)	(81,381)	(52,641)
Net decrease in cash and cash equivalents	(31,169)	(54,162)	(40,985)
Cash and cash equivalents, beginning of year	242,952	211,783	157,621
Cash and cash equivalents, end of year	$211,783	$157,621	$116,636

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Change in Organizational Structure

On December 31, 2013, through the creation of a new holding company structure (the “Holding Company Reorganization”), EarthLink, Inc. merged into EarthLink, LLC, which became a wholly-owned subsidiary of a new publicly traded parent company, EarthLink Holdings Corp. As the Holding Company Reorganization occurred at the parent company level, the remainder of EarthLink, Inc.'s subsidiaries, operations and customers were not affected. Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented.

The Holding Company Reorganization was effected under Section 251(g) of the Delaware General Corporation Law which provides for the formation of a holding company structure without a stockholder vote. EarthLink, Inc. merged with and into EarthLink, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of EarthLink Holdings Corp., with EarthLink, LLC surviving the merger as a direct, wholly-owned subsidiary of EarthLink Holdings Corp. At the effective time of the merger and in connection with the Holding Company Reorganization, all of the shares of common stock of the EarthLink, Inc. were converted into the same number of shares of common stock of EarthLink Holdings Corp. The directors and executive officers of EarthLink Holdings Corp. immediately after completion of the Holding Company Reorganization are comprised of the same persons who were directors of and executive officers of EarthLink, Inc. immediately prior to the Holding Company Reorganization.

Following the Holding Company Reorganization, EarthLink Holdings Corp. became the primary obligor on the Company's outstanding debt obligations and EarthLink, LLC became a guarantor and a restricted subsidiary.

Description of Business

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading communications and IT services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 28,000 route fiber miles, 90 metro fiber rings and eight enterprise-class data centers that provide d ata and voice IP service coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 19, “Segment Information.”

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  Specifically, certain deferred tax asset and liability amounts disclosed in Note 15, "Income Taxes," as of December 31, 2012 were reclassified to conform to the current year presentation.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's Consolidated Statements of Comprehensive Income (Loss).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at amortized cost, which approximates fair value.

Restricted Cash

The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified according to the duration of the restriction and the purpose for which the restriction exists.

Marketable Securities

Marketable securities consist of investments with original maturities greater than three months at the date of acquisition. Marketable securities with maturities less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with maturities greater than one year from the balance sheet date are classified as long-term marketable securities. These investments primarily consist of corporate debt securities, government and agency notes (which include U.S. treasury securities and government-sponsored debt securities), commercial paper, certificates of deposit and municipal bonds. These securities are classified as available for sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and in total comprehensive income (loss). Amounts reclassified out of accumulated other comprehensive income (loss) into earnings are determined on a specific identification basis. Realized gains and losses on marketable securities are determined on a specific identification basis and included in interest expense and other, net, in the Consolidated Statements of Comprehensive Income (Loss).

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to the Company. If the financial condition of EarthLink's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts are recorded as a selling, general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

The Company's allowance for doubtful accounts was $7.9 million and $8.6 million as of December 31, 2012 and 2013, respectively. The Company recorded bad debt expense of $9.9 million, $8.6 million and $9.8 million during the years ended December 31, 2011, 2012 and 2013, respectively. The Company's write-offs of uncollectible accounts were $3.8 million, $8.0 million and $9.0 million during the years ended December 31, 2011, 2012 and 2013, respectively.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value, using the first-in, first-out method. Inventories are included in other current assets in the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts and any gains and losses are included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income (Loss). Upon impairment, the Company accelerates depreciation of the asset and such cost is included in also included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income (Loss).
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
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. The Company does not amortize goodwill. The Company tests its goodwill

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might have an other than temporary impairment. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.
Other intangible assets consist primarily of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party valuation specialist's appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company had no indefinite-lived intangible assets as of December 31, 2012 and 2013.
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
Asset Retirement Obligations
The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to retire upon termination of the associated lease agreement and the return of facilities to pre-lease condition. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company's asset retirement obligations were $4.3 million and $4.2 million as of December 31, 2012 and 2013, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue Recognition
General.    EarthLink recognizes revenue when persuasive evidence of an arrangement exists, services have been provided or products have been delivered, the sales price is fixed or determinable and collectibility is reasonably assured. EarthLink's customers generally pay in advance for their services, and revenue is recognized ratably over the service period. Advance payments from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.
The Company's Business Services segment earns revenue by providing a broad range of data, voice and IT services to retail and wholesale business customers. The Company presents its Business Services revenue into the following categories: (1) retail services, which includes data, voice and IT services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; termination fees; and administrative fees.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Taxes Collected from Customers and Remitted to Governmental Authorities
The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Comprehensive Income (Loss).
Cost of Revenues
Cost of revenues includes costs directly associated with providing products and services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues includes the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of equipment sold to customers; and other costs directly related to our network and IT services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss). Advertising expenses were $8.6 million, $8.6 million and $9.1 million during the years ended December 31, 2011, 2012 and 2013, respectively.
Stock-Based Compensation
As of December 31, 2013, EarthLink had various stock-based compensation plans, which are more fully described in Note 13, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Restructuring, Acquisition and Integration-Related Costs
Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received. Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments.
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining lease estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss).
Post-Employment Benefits
Post-employment benefits primarily consist of the Company's severance plans. When the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Expense and Other, Net
Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases; amortization of debt issuance costs, debt premiums and debt discounts; interest earned on the Company's cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Interest expense	$74,949	$64,331	$60,495
Interest income	(4,678)	(2,076)	(84)
Other, net	369	1,161	275
Interest expense and other, net	$70,640	$63,416	$60,686
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if it is "more-likely-than-not" that those assets will not be realized. EarthLink considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax (provision) benefit in the Consolidated Statements of Comprehensive Income (Loss).
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
Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2012 and 2013 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain Risks and Concentrations
Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. In addition, credit risk for the Company's cash equivalents and marketable securities may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of the Company's cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect the Company's financial position, results of operations and cash flows. The Company's investment policy limits investments to investment grade instruments. As of December 31, 2013, the Company had no investments in marketable securities.
Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2012 and 2013, no customer accounted for more than 10% of gross accounts receivable.
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
Fair Value of Financial Instruments
The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations. The Company's short- and long-term investments in marketable securities as of December 31, 2012 consisted of available-for-sale securities that were carried at fair value.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Earnings per Share

The following table sets forth the computation for basic and diluted net income (loss) per share for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations	$37,273	$9,938	$(536,866)
Loss from discontinued operations, net of tax	(2,706)	(2,418)	(1,961)
Net income (loss)	$34,567	$7,520	$(538,827)

Denominator
Basic weighted average common shares outstanding	108,098	105,221	102,599
Dilutive effect of Common Stock Equivalents	851	762	—
Diluted weighted average common shares outstanding	108,949	105,983	102,599

Basic net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)
Discontinued operations	(0.03)	(0.02)	(0.02)
Basic net income (loss) per share	$0.32	$0.07	$(5.25)

Diluted net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)
Discontinued operations	(0.02)	(0.02)	(0.02)
Diluted net income (loss) per share	$0.32	$0.07	$(5.25)

During the years ended December 31, 2011 and 2012, approximately 1.9 million and 3.5 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the year ended December 31, 2013 because such inclusion would have an anti-dilutive effect due to the Company's net loss. Anti-dilutive securities could be dilutive in future periods.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
EarthLink deposited $13.5 million (combination of cash and approximately 0.8 million shares of common stock) into an escrow account to secure potential post-closing adjustments to the aggregate consideration relating to working capital and other similar adjustments. This was included in the aggregate merger consideration. As of December 31, 2012, approximately $1.4 million of cash and 0.2 million shares of common stock valued at $1.4 million have been returned to EarthLink. During the year ended December 31, 2013, an arbitrator made a final decision with respect to the post-closing working capital adjustments. Pursuant to the arbitrator's decision, the Company received an additional $1.9 million of cash and 0.2 million shares of common stock valued at $1.3 million from the escrow account. As of December 31, 2013, the Company still had certain claims outstanding related to other non-working capital adjustments.

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

Goodwill arising from the acquisition was attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and One Communications. All of the goodwill was assigned to the Company’s Business Services segment. Approximately 59% of the goodwill is deductible for income tax purposes.

The following table summarizes the components of intangible assets acquired in connection with the One Communications acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$168,600	5 years
Developed technology	12,000	3 years
Trade name	3,900	3 years
Other	1,350	5 years
Total intangible assets	$185,850

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The fair value of consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of STS Telecom were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $21.3 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.2 million of net liabilities assumed. EarthLink has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company's consolidated financial statements.
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

The fair value of consideration transferred was $23.5 million, which included $16.8 million of cash and $6.7 million for the assumption and repayment of debt and other obligations. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of CenterBeam were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, EarthLink recorded approximately $16.7 million of goodwill, $6.4 million of identifiable intangible assets, $0.8 million of property and equipment and $0.4 million of net other liabilities. Substantially all of the goodwill is expected to be deductible for income tax purposes. EarthLink has included the financial results of CenterBeam in its consolidated financial statements from the date of acquisition. Pro forma financial information for CenterBeam has not been presented, as the effects were not material to the Company's consolidated financial statements.
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

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss). Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Integration-related costs	$4,044	$10,452	$21,622
Severance, retention and other employee costs	16,460	6,067	14,844
Transaction-related costs	5,756	1,399	1,021
Facility-related costs	5,530	479	2,328
Legacy plan restructuring costs	278	(153)	215
Restructuring, acquisition and integration-related costs	$32,068	$18,244	$40,030

Restructuring, acquisition and integration-related costs recorded during the years ended December 31, 2011, 2012 and 2013 primarily includes costs incurred in connection with the Company's acquisitions and costs incurred in connection with integrating operating support systems, networks and certain billing systems. Restructuring, acquisition and integration-related costs recorded during the year ended December 31, 2013 includes costs incurred to restructure the Company's sales organization to better meet the needs of the IT services market, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring, which is included in restructuring, acquisition and integration-related costs in the Consolidated Statement of Comprehensive Income (Loss). Restructuring, acquisition and integration-related costs recorded during the year ended December 31, 2013 also includes $1.7 million of employee termination costs associated with certain voluntary employee separations.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Discontinued Operations

The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business. The Company received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. The Company has no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in the Company's Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenues	$13,561	$13,842	$6,141
Operating costs and expenses	(18,096)	(17,860)	(8,102)
Income tax benefit	1,829	1,600	—
Loss from discontinued operations, net of tax	$(2,706)	$(2,418)	$(1,961)

7.  Investments

The Company’s marketable securities consisted of the following as of December 31, 2012 and 2013:

	As of December 31, 2012	As of December 31, 2013
	(in thousands)
Corporate debt securities	$30,181	$—
Government and agency securities	5,314	—
Commercial paper	9,293	—
Certificates of deposit	1,552	—
Municipal bonds	511	—
Total marketable securities	46,851	—
Less: classified as current	(42,073)	—
Total long-term marketable securities	$4,778	$—

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     Property and Equipment
Property and equipment consisted of the following as of December 31, 2012 and 2013:

	As of December 31, 2012	As of December 31, 2013
	(in thousands)
Communications and fiber optic networks	$461,750	$551,848
Computer equipment and software	184,701	231,818
Land and buildings	42,860	42,056
Leasehold improvements	36,582	37,754
Office and other equipment	17,444	15,679
Work in progress	47,355	32,168
Property and equipment, gross	790,692	911,323
Less accumulated depreciation	(371,726)	(473,002)
Property and equipment, net	$418,966	$438,321

Depreciation expense, which includes depreciation expense associated with property under capital leases, was $100.8 million, $112.5 million and $116.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

During the year ended December 31, 2013, the Company wrote-off and retired abandoned and disposed property and equipment that had a cost basis of $18.3 million and accumulated depreciation of $14.9 million.

9.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2013 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2012
Goodwill	$88,920	$378,373	$467,293
Accumulated impairment loss	—	(87,878)	(87,878)
	88,920	290,495	379,415

Impairment of goodwill	—	(256,700)	(256,700)
Goodwill acquired	—	16,669	16,669
Goodwill disposed	—	(169)	(169)

Balance as of December 31, 2013
Goodwill	88,920	394,873	483,793
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$50,295	$139,215

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2013:

	As of December 31, 2012			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$361,961	$(160,513)	$201,448	$366,651	$(219,030)	$147,621
Developed technology and software	24,311	(14,801)	9,510	26,261	(19,194)	7,067
Trade names	9,121	(6,345)	2,776	9,121	(8,796)	325
Other	1,800	(849)	951	1,800	(1,385)	415
	$397,193	$(182,508)	$214,685	$403,833	$(248,405)	$155,428

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2013, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 3.3 years for trade names and 4.4 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), for the years ended December 31, 2011, 2012 and 2013 was as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Amortization expense	$59,219	$70,676	$66,370

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $62.7 million, $60.7 million, $29.6 million, $1.9 million and $0.5 million during the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Impairment Tests of Goodwill and Intangible Assets

Interim Test of Goodwill. During the first quarter of 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. The impairment was based on an analysis of a number of factors after a decline in the Company's market capitalization following the announcement of its fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.

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
Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The Company identified two reporting units, Business Services and Consumer Services, for evaluating goodwill. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry in which each reporting unit operates.

Upon completion of the first step, the Company determined that the carrying value of its Business Services reporting unit exceeded its estimated fair value, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, estimated fair values were allocated to the identifiable assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the fair value of its identifiable assets and liabilities. The impairment loss of $256.7 million during the first quarter 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Of this amount, $49.3 million was deductible for tax purposes.
Annual Test of Goodwill. The Company did not record any goodwill impairment charges during the years ended December 31, 2011 and 2012. The annual impairment test during the fourth quarters of 2011, 2012 and 2013 indicated that the fair value of the Company's reporting units exceeded their carrying values.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2013 impairment test. The Company identified two reporting units for evaluating goodwill for the 2013 annual impairment test, which were Business Services and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

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

Definite-Lived Intangible Assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2011, 2012 and 2013.

10.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2012 and 2013:

	As of December 31, 2012	As of December 31, 2013
	(in thousands)
Accrued taxes and surcharges	$33,016	$25,628
Accrued communications costs	39,174	23,602
Accrued interest	11,066	5,289
Amounts due to customers	15,913	9,890
Other	30,403	23,816
Total other accrued liabilities	$129,572	$88,225

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2012 and 2013:

	As of December 31, 2012	As of December 31, 2013
	(in thousands)
EarthLink senior secured notes due June 2020	$—	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(8,818)	(7,762)
ITC^DeltaCom senior secured notes due April 2016	292,300	—
Unamortized premium on ITC^DeltaCom senior secured notes due April 2016	15,694	—
Capital lease obligations	17,089	15,693
Carrying value of debt and capital lease obligations	616,265	607,931
Less current portion of debt and capital lease obligations	(1,375)	(1,489)
Long-term debt and capital lease obligations	$614,890	$606,442

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EarthLink Senior Secured Notes due June 2020
General.  In May 2013, the Company completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”).  The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees and expenses of $7.4 million. The transaction fees and expenses were recorded in other long-term assets in the Consolidated Balance Sheet and are being amortized to interest expense on a straight-line basis over the life of the Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the original purchasers pursuant to which the Company was required to complete an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the Securities and Exchange Commission ("SEC") with substantially identical terms to the original Senior Secured Notes. In August 2013, in accordance with the registration rights granted to the original purchasers of the Senior Secured Notes, the Company completed an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the SEC with substantially identical terms to the original Senior Secured Notes.
The Senior Secured Notes accrue interest at a rate of 7.375% per year, payable on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Secured Notes will mature on June 1, 2020. No principal amount is due until June 1, 2020.
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
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of December 31, 2013, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  As of December 31, 2013, the indenture governing the Company's Senior Secured Notes permitted approximately $46.2 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company completed an exchange offer of the privately placed Senior Notes for new 8.875% Senior Notes due 2019 registered with the SEC with substantially identical terms to the original Senior Notes.

The Senior Notes accrue interest at a rate of 8.875% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes will mature on May 15, 2019. No principal amount is due until May 15, 2019.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2013, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  As of December 31, 2013, the indenture governing the Company's Senior Notes permitted approximately $171.4 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2013, the Company commenced a cash tender offer (the “Tender Offer”) for any and all of the $292.3 million outstanding principal amount of the ITC^DeltaCom Notes. Approximately $129.6 million aggregate principal amount (or 44.36%) of the ITC^DeltaCom Notes were validly tendered in May 2013 at a price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest. In June 2013, the Company redeemed the remaining $162.7 million aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 105.250% of the principal amount thereof, plus accrued and unpaid interest. As a result, all of the remaining obligations under the indenture for the ITC^DeltaCom Notes have been terminated and no principal amount remains outstanding. The Company paid an aggregate of $314.8 million in the Tender Offer and redemption, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. The Company recognized a $2.0 million net loss on the Tender Offer and redemption, consisting of the $16.2 million of premiums paid, net of $14.2 million for the write-off of unamortized premium on debt. This loss is included in interest expense and other, net, in the Consolidated Statement of Comprehensive Income (Loss). The payment of the premium in included in repayment of debt and capital lease obligations in the Consolidated Statement of Cash Flows.
Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. This senior secured revolving credit facility replaced the Company's existing $150.0 million senior secured credit facility. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of December 31, 2013, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of December 31, 2013. However, $1.7 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of December 31, 2013.

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

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0. As of December 31, 2013, the Company was in compliance with these covenants.

Financial Information Under Rule 3-10 of Regulation S-X

The Company’s Senior Notes and Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than certain subsidiaries

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that are minor (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of the Company’s obligations under the Notes and the indenture governing the Notes, including the payment of principal (or premium, if any) and interest on the Notes, on an equal and ratable basis. Further, following the Holding Company Reorganization, the Company has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company’s assets consist solely of investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the Senior Notes and Senior Secured Notes. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for the subsidiary guarantors.

Capital Lease Obligations

The Company maintains capital leases relating to equipment and indefeasible right-to-use fiber agreements. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income (Loss). Minimum lease payments under capital leases as of December 31, 2013 are as follows:

Year Ending December 31,	(in thousands)
2014	$3,305
2015	3,250
2016	4,509
2017	3,090
2018	3,056
Thereafter	8,679
Total minimum lease payments	25,889
Less amounts representing interest	(10,196)
Total capital lease obligations	$15,693

12.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of December 31, 2013, the Company had $67.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time.

The following table presents repurchases under the Company's share repurchase program for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Total shares repurchased	6,333	3,749	1,116
Total value of shares repurchased	$46,989	$25,415	$5,604

The Company also repurchased 0.1 million shares for $0.5 million from a former Board of Director member in a private transaction pursuant to a stock purchase agreement following his resignation from the Board of Directors in November 2013.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Escrow Transactions

Pursuant to the One Communications merger agreement, the Company deposited shares into an escrow account to fund certain post-closing employment obligations and to secure potential post-closing working capital and other adjustments. The following table presents shares returned from the One Communications escrow fund and recorded as treasury stock for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Total shares returned	233	422	231
Total value of shares returned	$1,834	$3,154	$1,320

Dividends

During the years ended December 31, 2011, 2012 and 2013, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $22.9 million, $21.1 million and $20.8 million, respectively, during the years ended December 31, 2011, 2012 and 2013. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

13.  Stock-Based Compensation

Stock-based compensation expense was $13.5 million, $10.5 million and $13.3 million during the years ended December 31, 2011, 2012 and 2013, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 23.5 million shares, of which approximately 15.1 million shares were still available for grant as of December 31, 2013. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options Outstanding

The following table summarizes stock option activity as of and for the year ended December 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2012	3,723	$8.12
Granted	2,301	6.08
Exercised	—	—
Forfeited and expired	(454)	7.45
Outstanding as of December 31, 2013	5,570	7.33	7.0	$—
Vested and expected to vest as of December 31, 2013	5,036	7.33	7.0	$—
Exercisable as of December 31, 2013	2,014	8.53	3.9	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2013 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2013. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $0.1 million, $0.1 million and $0.0 million, respectively. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised.  As of December 31, 2013, there was $2.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the status of the Company’s stock options as of December 31, 2013:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$6.08	to	$6.08	2,183	9.1	$6.08	—	$—
6.86	to	7.32	425	3.4	7.18	425	7.18
7.51	to	7.51	1,884	8.1	7.51	587	7.51
7.64	to	11.82	1,078	2.1	9.61	1,002	9.70
$6.08	to	$11.82	5,570	7.0	$7.33	2,014	$8.53

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company did not grant any stock options during the year ended December 31, 2011. The fair value of stock options granted during the years ended December 31, 2012 and 2013 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2012	2013
Dividend yield	2.69%	3.29%
Expected volatility	32.50%	31.20%
Risk-free interest rate	0.81%	0.88%
Expected life	5 years	5 years

The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2013 was $1.65 per share and $1.19 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the year ended December 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2012	2,981	$7.90
Granted	2,621	6.01
Vested	(875)	8.05
Forfeited	(791)	6.95
Outstanding as of December 31, 2013	3,936	$6.80

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2012 and 2013 was $8.22, $7.51 and $6.01, respectively.  As of December 31, 2013, there was $10.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2011, 2012 and 2013 was $15.6 million, $7.4 million and $5.7 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

14.   Profit Sharing Plans
The Company sponsors the EarthLink Holdings Corp. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $3.2 million, $3.9 million and $3.7 million during the years ended December 31, 2011, 2012 and 2013, respectively.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  Income Taxes

The following table presents the components of the income tax (provision) benefit from continuing operations for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Current
Federal	$(1,491)	$(159)	$(115)
State	(2,286)	1,383	1,807
Foreign	—	—	(53)
Total Current	(3,777)	1,224	1,639
Deferred
Federal	(19,476)	(2,580)	(199,454)
State	1,522	2,687	(13,416)
Total Deferred	(17,954)	107	(212,870)
Total income tax (provision) benefit from continuing operations	$(21,731)	$1,331	$(211,231)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Federal income tax (provision) benefit at statutory rate (35%)	$(20,719)	$(3,013)	$113,955
State income taxes, net of federal benefit	(2,197)	(703)	7,677
Non-deductible expenses	(220)	(280)	(771)
Net change to valuation allowance	370	1,348	(266,561)
Change in state tax rate	(185)	1,985	4,725
Uncertain tax positions	1,220	1,893	1,434
Non-deductible goodwill	—	—	(72,213)
Other	—	101	523
Income tax (provision) benefit from continuing operations	$(21,731)	$1,331	$(211,231)

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities include the following as of December 31, 2012 and 2013:

	As of December 31,
	2012	2013
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$10,834	$7,054
Net operating loss carryforwards	902	—
Other	9,873	10,278
Valuation allowance	(2,605)	(14,832)
Current deferred tax liabilities:
Accrued liabilities and reserves	(751)	(1,661)
Other	(2,299)	(290)
Total net current deferred tax assets	15,954	549
Non-current deferred tax assets:
Net operating loss carryforwards	$195,440	$249,908
Capital loss carryforward	—	1,909
Alternative minimum tax carryforward	14,988	14,973
Accrued liabilities and reserves	7,602	3,978
Subscriber base and other intangible assets	36,586	54,860
Other	22,919	13,978
Valuation allowance	(35,990)	(290,604)
Non-current deferred tax liabilities:
Subscriber base and other intangible assets	(41,544)	(38,024)
Accrued liabilities and reserves	(316)	(3,094)
Indefinite lived intangible assets	(1,925)	(2,522)
Other	(2,748)	(7,583)
Total net non-current deferred tax asset (liability)	195,012	(2,221)
Net deferred tax asset (liability)	$210,966	$(1,672)

Effective Tax Rate. The effective rate of -65% differs from the federal statutory rate of 35% primarily due to the recording of a valuation allowance (as further described below), the impairment of non-deductible goodwill and state taxes. The valuation allowance recorded for the year ended December 31, 2013 decreased the effective tax rate by approximately 82%. The impairment of non-deductible goodwill decreased the effective tax rate by approximately 22%. The state items increased the effective tax rate by approximately 4% and primarily relate to changes to the Company's state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities; and the reversal of state related uncertain tax positions in the current year due to statute expirations. The current tax benefit for the year ended December 31, 2013 was primarily related to expense for Canadian tax amounts payable, prior year state tax items and penalties and interest related to uncertain tax positions, which is offset with benefit from the current release of uncertain tax positions related to prior years. The non-cash deferred tax expense was due primarily to the recording of the valuation allowance and the impairment of tax deductible goodwill.

Valuation allowance. A deferred tax asset is reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the value of such assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. All sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies, should be considered.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended December 31, 2013, the Company entered into a cumulative loss position. For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence. This cumulative taxable loss position, along with the evaluation of all sources of taxable income available to realize the deferred tax asset, has caused management to conclude that the Company will not be able to fully realize its deferred tax assets in the future. During the three months ended December 31, 2013, the Company recorded a $266.3 million, or $2.61 per share, non-cash charge to record a valuation allowance against its deferred tax assets, which is included in the income tax provision in the Consolidated Statement of Comprehensive Loss. As of December 31, 2013, the Company has recorded a valuation allowance of $305.4 million against its net deferred tax asset, exclusive of its deferred tax liabilities with indefinite useful lives.

The valuation of deferred tax assets requires judgment based on the weight of all available evidence. During the fourth quarter of 2013, management reassessed its projections of future taxable income. This change in projections, coupled with its cumulative loss position caused management to modify its assessment of the realizability of its deferred tax asset and conclude that a full valuation allowance, exclusive of its deferred tax liabilities with indefinite useful lives, was necessary.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

Deferred tax assets and NOLs. As of December 31, 2012 and 2013, the Company had gross NOLs for federal income tax purposes totaling approximately $493.6 million and $620.8 million, respectively, which begin to expire in 2020. Of these federal NOLs approximately $350.5 million were limited under Internal Revenue Code Section 382 in 2012 and 2013. As of December 31, 2012 and 2013, the Company had net NOLs for state income tax purposes totaling approximately $23.4 million and $32.6 million, respectively, which started to expire in 2013. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2013 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

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

As of December 31, 2012 and 2013, the Company had alternative minimum tax credits of approximately $15.0 million and $15.0 million. These credits do not have an expiration date. As of December 31, 2013, the Company had capital loss carryforwards of approximately $1.9 million which will expire as of December 31, 2018 if unused.

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, Georgia, California, New York, Massachusetts, Pennsylvania, and Texas as material tax jurisdictions for purposes of calculating its uncertain tax positions. Periods extending back to 1997 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended December 31, 2013 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. As of December 31, 2012 and 2013, $0.7 million and $0.5 million, respectively, of interest and $0.8 million and $0.8 million of penalties, respectively, had been accrued.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Balance as of January 1	$18,367	$24,560	$23,400
Additions for tax positions of prior years	192	19	63
Adjustments to tax positions under purchase accounting	7,812	399	—
Decreases for tax positions related to prior years	(1,811)	(1,578)	(1,835)
Balance as of December 31	$24,560	$23,400	$21,628

During the year ended December 31, 2012, $0.4 million of uncertain tax positions resulting from the acquisition of One Communications were recorded through acquisition accounting.

As of December 31, 2013, it is reasonably possible that approximately $5.5 million of the total uncertain tax positions recorded will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions. Of the total uncertain tax positions recorded on the balance sheet, $5.7 million would impact the effective tax rate once settled.

16. Commitments and Contingencies
Leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2011, 2012 and 2013 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $13.7 million, $14.2 million and $14.0 million, respectively.
Minimum lease commitments (including estimated operating expenses) under non-cancelable leases, including commitments associated with facilities exited as part of the Company's restructuring plans, as of December 31, 2013 are as follows:

Year Ending December 31,	(in thousands)
2014	$40,436
2015	27,985
2016	23,949
2017	22,458
2018	24,648
Thereafter	42,241
Total minimum lease payments, including estimated operating expenses	181,717
Less aggregate contracted sublease income	(6,310)
$175,407
Purchase commitments
The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. In addition, the Company has certain commitments regarding employee agreements. The following table summarizes commitments under these agreements as of December 31, 2013:

Year Ending December 31,	(in thousands)
2014	$50,603
2015	28,803
2016	14,358
2017	3,804
2018	2,323
Thereafter	7,069
Total	$106,960

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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit that was conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period. During the third quarter of 2013, the Company recorded a $7.2 million favorable adjustment to its reserves for regulatory audits due to final interpretation and resolution of certain regulatory audits, primarily the audit that was conducted by the Universal Service Administrative Company.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $3.5 million for unrecorded disputed amounts.
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
17.  Fair Value Measurements

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

Assets measured at fair value on a recurring basis

As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012:

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
Assets and liabilities measured at fair value on a nonrecurring basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. During the

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

first quarter of 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit. See Note 9, "Goodwill and Other Intangible Assets," for more information regarding the impairment of good will and the fair value methodology. There were no other material long-lived asset impairments during the years ended December 31, 2011, 2012 and 2013.
Fair value of debt

The estimated fair values of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2012 and 2013:

	As of December 31, 2012		As of December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
EarthLink Senior Secured Notes	$—	$—	$300,000	$303,663
EarthLink Senior Notes	291,182	315,000	292,238	304,470
ITC^DeltaCom Notes	307,994	306,915	—	—
Total debt, excluding capital leases	$599,176	$621,915	$592,238	$608,133

18.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Cash paid during the year for interest	$59,170	$66,513	$62,309
Cash paid during the year for income taxes	4,375	2,910	1,316

19.  Segment Information

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

Information on reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Business Services
Revenues	$924,698	$1,017,425	$964,227
Cost of revenues (excluding depreciation and amortization)	463,782	527,514	506,245
Gross margin	460,916	489,911	457,982
Direct segment operating expenses	293,211	332,542	342,630
Segment operating income	$167,705	$157,369	$115,352
Consumer Services
Revenues	$375,845	$317,710	$276,379
Cost of revenues (excluding depreciation and amortization)	117,482	105,102	94,497
Gross margin	258,363	212,608	181,882
Direct segment operating expenses	73,293	67,526	50,623
Segment operating income	$185,070	$145,082	$131,259
Consolidated
Revenues	$1,300,543	$1,335,135	$1,240,606
Cost of revenues	581,264	632,616	600,742
Gross margin	719,279	702,519	639,864
Direct segment operating expenses	366,504	400,068	393,253
Segment operating income	352,775	302,451	246,611
Depreciation and amortization	159,993	183,165	183,114
Impairment of goodwill	—	—	255,599
Restructuring, acquisition and integration-related costs	32,068	18,244	40,030
Corporate operating expenses	31,070	29,019	32,817
Income (loss) from operations	$129,644	$72,023	$(264,949)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on revenues by groups of similar services and by segment for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Business Services
Retail services	$766,098	$845,664	$793,940
Wholesale services	136,224	151,910	151,071
Other services	22,376	19,851	19,216
Total revenues	924,698	1,017,425	964,227
Consumer Services
Access services	323,998	269,533	231,448
Value-added services	51,847	48,177	44,931
Total revenues	375,845	317,710	276,379
Total Revenues	$1,300,543	$1,335,135	$1,240,606

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.   Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2013. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(unaudited) (in thousands, except per share data)
Revenues	$341,091	$334,479	$330,839	$328,726	$316,788	$313,401	$308,578	$301,839
Cost of revenues	157,048	165,554	155,343	154,671	152,866	152,938	144,760	150,178
Income (loss) from operations (1)	27,377	14,726	15,862	14,058	(252,872)	3,935	(1,710)	(14,302)
Loss from discontinued operations, net of tax (2)	(709)	(499)	(491)	(719)	(1,105)	(292)	(225)	(339)
Net income (loss) (1)(3)	7,263	(1,106)	1,372	(9)	(236,415)	(11,201)	(11,338)	(279,873)
Net income (loss) per share (4):
Basic	$0.07	$(0.01)	$0.01	$—	$(2.30)	$(0.11)	$(0.11)	$(2.74)
Diluted	$0.07	$(0.01)	$0.01	$—	$(2.30)	$(0.11)	$(0.11)	$(2.74)
_______________________________________________________________________________

(1)
Loss from operations and net loss for the three months ended March 31, 2013 includes a $255.6 million non-cash impairment charge to goodwill related to the Company's Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in the Company's market capitalization following the announcement of its fourth quarter 2012 earnings and 2013 financial guidance.

(2)
The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business.

(3)
Net loss for the three months ended December 31, 2013 includes a non-cash charge of $266.3 million to establish a valuation allowance related to the Company's deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which the Company determined it would not "more-likely-than-not" be able to utilize.

(4)	The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management has excluded CenterBeam from its assessment of internal control over financial reporting as of December 31, 2013 because this company was acquired by EarthLink in July 2013 and there was not sufficient time to assess the design and effectiveness of CenterBeam's key internal controls prior to the conclusion of management's evaluation. Total assets and total revenues of CenterBeam represented approximately 2%, or $24.4 million, and 1%, or $8.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2013 covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2014 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2013 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options,Warrants and Rights(a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	9,354,801	(1)	$7.33	(2)	15,050,603	(3)
Equity Compensation Plans Not Approved By Stockholders (4)	150,948		$9.48	(2)
Total	9,505,749
_______________________________________________________________________________

(1)	Includes 5,419,111, shares of Common Stock issuable upon exercise of outstanding stock options and 3,935,690 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)
The weighted-average exercise price does not take into account the restricted stock units described in footnotes (1) or (4) because the restricted stock units do not have an exercise price upon vesting.

(3)	This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan	14,880,751
EarthLink Holdings Corp. Equity Plan for Non-Employee Directors	169,852
15,050,603

(4)
Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception"

to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink Holdings Corp. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2013, 150,948 of these options were outstanding. The options have an exercise price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.
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
Item 14.    Principal Accounting Fees and Services.
Information regarding our principal accounting fees and services is set forth under the caption "Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Part IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)   Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements
1. Reports of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2012 and 2013
3. Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2012 and 2013
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2012 and 2013
5. Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013
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

2.2—
Agreement and Plan of Merger dated December 30, 2013, among EarthLink, Inc., EarthLink, LLC and EarthLink Holdings Corp. (incorporated by reference to Exhibit 2.1 to EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

3.1—
Amended and Restated Certificate of Incorporation of EarthLink Holdings Corp. (incorporated by reference to Exhibit 3.1 EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

3.2—	Amended and Restated Bylaws of EarthLink Holdings Corp. (incorporated by reference to Exhibit 3.2 EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).
4.1—	Form of Common Stock Certificate of EarthLink Holdings Corp. (incorporated by reference to Exhibit 4.1 EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).
4.2—
Indenture, dated May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink,  Inc.'s Current Report on Form 8-K dated May 17, 2011—File No. 001-15605).

4.3—
First Supplemental Indenture, dated June 7, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EarthLink, Inc. dated June 17, 2011—File No. 333-174950).

4.4—
Second Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended September 30, 2011—File No. 001-15605).

4.5—
Third Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of EarthLink, Inc.'s Current Report on Form 8-K dated May 29, 2013—File No. 001-15605).

4.6—
Fourth Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink Holdings Corp., EarthLink, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

4.7—
Indenture, dated May 29, 2013, among EarthLink, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink, Inc.'s Current Report on Form 8-K dated May 29, 2013—File No. 001-15605).

4.8—
First Supplemental Indenture, Supplementing the Indenture Dated may 29, 2013, among EarthLink Holdings Corp., EarthLink, LLC, the subsidiary guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.1#—	Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024).
10.2#—
EarthLink Holding Corp. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-39456).

10.3#—
EarthLink Holding Corp. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink, Inc.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-108065).

10.4#—	EarthLink Holding Corp. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006—File No. 001-15605).
10.5#—
EarthLink Holding Corp. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink, Inc.'s Report on Form 8-K dated April 14, 2006—File No. 001-15605).

10.6#—
EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated herein by reference to Annex D to EarthLink, Inc.'s Definitive Proxy Statement on Schedule 14A filed March 22, 2011—File No. 001-15605).

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

10.11#—
Form of Incentive Stock Option Agreement under the EarthLink Holding Corp. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006).

10.12#—
Form of Nonqualified Stock Option Agreement under the EarthLink Holding Corp. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to EarthLink, Inc.'s Report on Form 8-K dated May 5, 2006—File No. 001-15605).

10.13#—
Form of Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2006 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.50 of EarthLink, Inc.'s Report on Form 10-K for the year ended December 31, 2007—File No. 001-15605).

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

10.16#—
Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 dated May 5, 2006—File No. 333-133870).

10.17#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

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

10.20#—
Form of 2012 Non-Qualified Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.21#—
Form of 2012 Incentive Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended June 30, 2012 -File No. 001-15605).

10.22#*—	EarthLink Shared Services, LCC 2013 Short-Term Incentive Bonus Plan.
10.23#*—	EarthLink Holding Corp. Board of Directors Compensation Plan, effective February 2014.
10.24#*—	EarthLink Shared Services, LLC Change-in-Control Accelerated Vesting and Severance Plan.
10.25#*—	EarthLink Shared Services, LLC Severance Plan.
10.26#—
Employment Agreement between EarthLink, Inc., EarthLink Shared Services, LLC and Joseph F. Eazor, dated December 23, 2013 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 23, 2013—File No. 001-15605).

10.27#*—	Succession Agreement between EarthLink, Inc. and Rolla P. Huff, dated December 23, 2013.
10.28#—
High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink, Inc.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).

10.29+—
Third Amendment, effective as of October 31, 2010, to High-Speed Service Agreement, dated as of June 30, 2006, as amended, by and between Time Warner Cable Inc.E and arthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated December 1, 2010—File No. 001-15605).

10.30—
Fourth Amendment to High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc., dated October 28, 2013 (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated October 28, 2013—File No. 001-15605).

10.31—
Amended and Restated Credit Agreement, dated as of May 29, 2013, among EarthLink, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative and collateral agent, Regions Capital Markets, as a Joint Lead Arranger and Sole Book Managers, Fifth Third Bank, as a Joint Lead Arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EarthLink, Inc.'s Report on Form 8-K dated May 29, 2013—File No. 001-15605).

10.32*—	First Amendment to Credit Agreement, Dated as of December 31, 2013 by and between EarthLink, Inc. and Regions Bank, in its capacity as Administrative Agent and Collateral Agent.
10.33—
Assignment and Assumption Agreement, dated December 30, 2013 by and between EarthLink, Inc., EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.34*—	First Amendment to Assignment and Assumption Agreement, effective December 31, 2013 among EarthLink, LLC, EarthLink Holdings Corp. and EarthLink Shared Services, LLC.
21.1*—	Subsidiaries of the Registrant.
23.1*—	Consent of Ernst & Young LLP, an independent registered public accounting firm.
24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

EARTHLINK HOLDINGS CORP.

By:	/s/ JOSEPH F. EAZOR
Joseph F. Eazor,
Chief Executive Officer and President
Date: February 25, 2014
________________________________________________________________________________________________________________________
Each person whose signature appears below hereby constitutes and appoints Joseph F. Eazor and Bradley A. Ferguson, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 25, 2014	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	February 25, 2014	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)

Date:	February 25, 2014	/s/ SUSAN D. BOWICK
Susan D. Bowick, Lead Director

Date:	February 25, 2014	/s/ S. MARCE FULLER
S. Marce Fuller, Director

Date:	February 25, 2014	/s/ DAVID A. KORETZ
David A. Koretz, Director

Date:	February 25, 2014	/s/ KATHY S. LANE
Kathy S. Lane, Director

Date:	February 25, 2014	/s/ GARRY K. MCGUIRE
Garry K. McGuire, Director

Date:	February 25, 2014	/s/ R. GERALD SALEMME
R. Gerard Salemme, Director

Date:	February 25, 2014	/s/ JULIE A. SHIMER PH.D.
Julie A. Shimer Ph.D., Director

Date:	February 25, 2014	/s/ M. WAYNE WISEHART
M. Wayne Wisehart, Director