Form 10-Q
period 2014-03-31
EarthLink Holdings Corp.
filed 2014-05-07
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2014, 102,356,748 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2014
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,636	$108,513
Accounts receivable, net of allowance of $8,615 and $8,063 as of December 31, 2013 and March 31, 2014, respectively	100,792	98,378
Prepaid expenses	15,945	18,402
Deferred income taxes, net	549	449
Other current assets	13,930	16,805
Total current assets	247,852	242,547
Property and equipment, net	438,321	426,263
Goodwill	139,215	137,725
Other intangible assets, net	155,428	139,001
Other long-term assets	26,502	25,706
Total assets	$1,007,318	$971,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,440	$26,181
Accrued payroll and related expenses	35,041	25,947
Other accrued liabilities	88,225	99,215
Deferred revenue	49,689	50,278
Current portion of long-term debt and capital lease obligations	1,489	1,515
Total current liabilities	207,884	203,136
Long-term debt and capital lease obligations	606,442	606,358
Long-term deferred income taxes, net	2,221	3,156
Other long-term liabilities	28,553	26,312
Total liabilities	845,100	838,962

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and March 31, 2014	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 197,491 and 198,299 shares issued as of December 31, 2013 and March 31, 2014, respectively, and 101,876 and 102,684 shares outstanding as of December 31, 2013 and March 31, 2014, respectively	1,975	1,982
Additional paid-in capital	2,047,607	2,044,146
Accumulated deficit	(1,144,975)	(1,171,445)
Treasury stock, at cost, 95,615 shares as of December 31, 2013 and March 31, 2014	(742,389)	(742,403)
Total stockholders’ equity	162,218	132,280
Total liabilities and stockholders’ equity	$1,007,318	$971,242

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2014
	(in thousands, except per share data) (unaudited)
Revenues	$316,788	$297,320
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	152,866	145,876
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	106,578	106,484
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Restructuring, acquisition and integration-related costs	11,262	4,977
Total operating costs and expenses	569,660	309,526
Loss from operations	(252,872)	(12,206)
Interest expense and other, net	(14,556)	(13,956)
Loss from continuing operations before income taxes	(267,428)	(26,162)
Income tax benefit (provision)	32,118	(363)
Loss from continuing operations	(235,310)	(26,525)
Gain (loss) from discontinued operations, net of tax	(1,105)	55
Net loss	$(236,415)	$(26,470)

Other comprehensive income, net of tax:
Unrealized holding gains on investments, net of tax	1	—
Other comprehensive income, net of tax	1	—
Comprehensive loss	$(236,414)	$(26,470)

Basic and diluted net loss per share
Continuing operations	$(2.29)	$(0.26)
Discontinued operations	(0.01)	—
Basic and diluted net loss per share	$(2.30)	$(0.26)
Basic and diluted weighted average common shares outstanding	102,913	102,312

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(236,415)	$(26,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Loss on disposals and sales of fixed assets	(175)	—
Non-cash income taxes	(32,247)	210
Stock-based compensation	3,969	4,943
Amortization of debt discount, premium and issuance costs	(414)	1,016
Other operating activities	(210)	(145)
Decrease in accounts receivable, net	2,638	2,414
Increase in prepaid expenses and other assets	(4,816)	(3,175)
Increase (decrease) in accounts payable and accrued and other liabilities	1,034	(9,619)
Decrease in deferred revenue	(474)	(57)
Net cash provided by operating activities	31,844	21,306
Cash flows from investing activities:
Purchases of property and equipment	(42,454)	(23,384)
Purchases of marketable securities	(15,792)	—
Sales and maturities of marketable securities	16,690	—
Purchase of customer relationships	(1,195)	—
Net cash used in investing activities	(42,751)	(23,384)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(381)	(345)
Payment of dividends	(199)	(5,707)
Other financing activities	14	7
Net cash used in financing activities	(566)	(6,045)
Net decrease in cash and cash equivalents	(11,473)	(8,123)
Cash and cash equivalents, beginning of period	157,621	116,636
Cash and cash equivalents, end of period	$146,148	$108,513

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network and cloud services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including approximately more than 28,000 route fiber miles, 90 metro fiber rings and eight secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three months ended March 31, 2013 and 2014 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2014.

Basis of Consolidation

The accompanying condensed consolidated financial statements of EarthLink include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Discontinued Operations

 The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom, Inc. ("ITC^DeltaCom") have been separately presented as discontinued operations for all periods presented. See Note 5, "Discontinued Operations," for further discussion.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the three months ended March 31, 2014, the Company recorded a $5.3 million impairment of property and equipment, primarily related to the impairment of work in progress for an information technology project not expected to be used. This impairment loss is classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014.

Recently Adopted Accounting Pronouncement

In January 2014, the Company adopted new guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued authoritative guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.

3.  Earnings per Share

Basic earnings per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2014 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of March 31, 2013 and 2014, the Company had 10.2 million and 10.9 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss.  Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Integration-related costs	$5,002	$3,953
Severance, retention and other employee costs	4,588	1,008
Facility-related costs	1,568	16
Transaction-related costs	104	—
Restructuring, acquisition and integration-related costs	$11,262	$4,977

Restructuring, acquisition and integration-related costs during the three months ended March 31, 2013 and 2014 primarily includes costs incurred in connection with the Company's acquisitions and costs incurred in connection with integrating operating support systems, networks and certain billing systems. Restructuring, acquisition and integration-related costs recorded during the three months ended March 31, 2013 included costs incurred to restructure the Company's sales organization, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

5.  Discontinued Operations

The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business. The Company received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over four years. No gain or loss was recognized on the sale. The Company has no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in the Company's Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Revenues	$3,228	$116
Operating costs and expenses	(4,334)	(32)
Income tax benefit (provision)	1	(29)
Gain (loss) from discontinued operations, net of tax	$(1,105)	$55

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2014 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2013
Goodwill	$88,920	$394,873	$483,793
Accumulated impairment loss	—	(344,578)	(344,578)
	88,920	50,295	139,215

Goodwill adjustment	—	(1,490)	(1,490)

Balance as of March 31, 2014
Goodwill	88,920	393,383	482,303
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$48,805	$137,725

The goodwill adjustment during the three months ended March 31, 2014 resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013			As of March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$366,651	$(219,030)	$147,621	$366,651	$(233,878)	$132,773
Developed technology and software	26,261	(19,194)	7,067	26,261	(20,371)	5,890
Trade names	9,121	(8,796)	325	9,121	(9,121)	—
Other	1,800	(1,385)	415	1,800	(1,462)	338
	$403,833	$(248,405)	$155,428	$403,833	$(264,832)	$139,001

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2014, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 3.3 years for trade names and 3.6 years for other identifiable intangible assets.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three months ended March 31, 2013 and 2014 was as follows:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Amortization expense	$16,434	$16,427

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $46.3 million during the remaining nine months in the year ending December 31, 2014 and $60.7 million, $29.6 million, $1.9 million and $0.5 million during the years ending December 31, 2015, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

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

Upon completion of the first step, the Company determined that the carrying value of its Business Services reporting unit exceeded its estimated fair value as of March 31, 2013, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, estimated fair values were allocated to the identifiable assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the amounts assigned to its identifiable assets and liabilities. The impairment loss of $256.7 million during the first quarter 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Of this amount, $49.3 million was deductible for tax purposes. Approximately $48.8 million of goodwill attributable to the Business Services reporting unit remains as of March 31, 2014.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013	As of March 31, 2014
	(in thousands)
Accrued taxes and surcharges	$25,628	$24,612
Accrued communications costs	23,602	24,826
Accrued interest	5,289	17,475
Amounts due to customers	9,890	9,284
Other	23,816	23,018
Total other accrued liabilities	$88,225	$99,215

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013	As of March 31, 2014
	(in thousands)
EarthLink senior secured notes due June 2020	$300,000	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(7,762)	(7,481)
Capital lease obligations	15,693	15,354
Carrying value of debt and capital lease obligations	607,931	607,873
Less current portion of debt and capital lease obligations	(1,489)	(1,515)
Long-term debt and capital lease obligations	$606,442	$606,358

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Ranking and guaranty. The Senior Secured Notes the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) are the Company's and the Guarantors' senior secured obligations and rank equally with all of the Company's and the Guarantors' other senior secured indebtedness. The Senior Secured Notes and the guarantees are secured by a first-priority lien on substantially all of EarthLink's assets and the assets of the Guarantors (subject to certain exceptions and permitted liens).
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of March 31, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  The indenture governing the Company's Senior Secured Notes currently permits approximately $51.2 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Ranking and guaranty. The Senior Notes and the related guarantees of the Guarantors are the Company’s and the Guarantors’ unsecured senior obligations and rank equally with all of the Company’s and the Guarantors’ other senior indebtedness.

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of March 31, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, dept repayments and investments.  The

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

indenture governing the Company's Senior Notes currently permits approximately $176.3 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of March 31, 2014, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of March 31, 2014. However, $1.7 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of March 31, 2014.

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

Covenants. The Credit Agreement contains representations and warranties, covenants, and events of default with respect to the Company and its subsidiaries that are customarily applicable to senior secured credit facilities. The negative covenants in the Credit Agreement include restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, incur liens on assets, engage in certain mergers, acquisitions or divestitures, pay dividends, repurchase stock or make other distributions, voluntarily prepay certain other indebtedness (including certain prepayments of the Company’s existing notes), enter into transactions with affiliates, make investments, and change the nature of their businesses, and amend the terms of certain other indebtedness (including the Company’s existing notes), in each case subject to certain exceptions set forth in the Credit Agreement.

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2014, the Company was in compliance with these covenants.

Financial Information Under Rule 3-10 of Regulation S-X

The Company’s Senior Secured Notes and Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than certain subsidiaries that are minor (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of the Company’s obligations under the Notes and the indenture governing the Notes, including the payment of principal (or premium, if any) and interest on the Notes, on an equal and ratable basis. Further, the Company has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company’s assets consist solely of investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the Senior Secured Notes and Senior Notes. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for the Guarantor Subsidiaries.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Amortization expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

9.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2014, the Company had $67.9 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the ability of the Company to repurchase common stock.

The Company did not repurchase any of its common stock pursuant to its share repurchase program during the three months ended March 31, 2013 and 2014.

Dividends

During the three months ended March 31, 2013 and 2014, cash dividends declared were $0.05 and $0.05 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $0.2 million and $5.7 million during the three months ended March 31, 2013 and 2014, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $4.0 million and $4.9 million during the three months ended March 31, 2013 and 2014, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Stock Incentive Plans

The Company has granted to employees and non-employee directors options to purchase the Company’s common stock and restricted stock units under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink Holdings Corp. common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2013	5,570	$7.33
Granted	300	4.97
Forfeited and expired	(838)	7.21
Outstanding as of March 31, 2014	5,032	7.21	6.9	$—
Vested and expected to vest as of March 31, 2014	4,829	7.21	6.9	—
Exercisable as of March 31, 2014	3,675	7.54	6.1	—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2014 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2014. As of March 31, 2014, there was $1.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the status of the Company’s stock options as of March 31, 2014:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	9.8	$4.97	—	$—
6.08	to	6.08	1,786	8.9	6.08	1,152	6.08
6.86	to	7.32	417	3.2	7.18	417	7.18
7.51	to	7.51	1,571	7.9	7.51	1,225	7.51
7.64	to	11.82	958	2.1	9.54	881	9.64
4.97	to	11.82	5,032	6.9	7.21	3,675	7.54

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The fair value of stock options granted during the three months ended March 31, 2013 and 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2014
Dividend yield	3.29%	4.02%
Expected volatility	31.20%	46.77%
Risk-free interest rate	0.88%	1.60%
Expected life	5 years	5 years

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2014 was $1.19 per share and $1.48 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2013	3,936	$6.80
Granted	3,816	4.29
Vested	(1,506)	7.27
Forfeited	(414)	6.22
Outstanding as of March 31, 2014	5,832	$5.08

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2013 and 2014 was $6.08 and $4.29, respectively.  As of March 31, 2014, there was $22.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2013 and 2014 was $3.8 million and $6.6 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

11.  Income Taxes

During the three months ended March 31, 2014, the Company recorded an income tax provision of $0.4 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately -1.4%. For the three months ended March 31, 2013, the Company recorded an income tax benefit of $32.1 million, resulting in an effective tax rate for the three months ended March 31, 2013 of approximately 12.0%.

The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision was due to current year foreign and state tax expense and amortization of intangibles with indefinite useful lives.

As of March 31, 2014, the Company had a valuation allowance of $314.9 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized. As of March 31, 2014, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be recognized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The estimated fair value of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013		As of March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
EarthLink Senior Secured Notes	$300,000	$303,663	$300,000	$320,565
EarthLink Senior Notes	292,238	304,470	292,519	302,250
Total debt, excluding capital leases	$592,238	$608,133	$592,519	$622,815

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated loss from operations for the three months ended March 31, 2013 and 2014 is as follows:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Business Services
Revenues	$244,563	$234,003
Cost of revenues (excluding depreciation and amortization)	127,919	123,264
Gross margin	116,644	110,739
Direct segment operating expenses	84,512	85,611
Segment operating income	$32,132	$25,128
Consumer Services
Revenues	$72,225	$63,317
Cost of revenues (excluding depreciation and amortization)	24,947	22,612
Gross margin	47,278	40,705
Direct segment operating expenses	12,482	11,560
Segment operating income	$34,796	$29,145
Consolidated
Revenues	$316,788	$297,320
Cost of revenues	152,866	145,876
Gross margin	163,922	151,444
Direct segment operating expenses	96,994	97,171
Segment operating income	66,928	54,273
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Restructuring, acquisition and integration-related costs	11,262	4,977
Corporate operating expenses	9,584	9,313
Loss from operations	$(252,872)	$(12,206)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2013 and 2014 is as follows:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Business Services
Retail services	$201,081	$192,520
Wholesale services	38,858	36,442
Other services	4,624	5,041
Total revenues	244,563	234,003
Consumer Services
Access services	60,740	52,635
Value-added services	11,485	10,682
Total revenues	72,225	63,317
Total Revenues	$316,788	$297,320

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

14. Commitments and Contingencies

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $4.9 million for unrecorded disputed amounts.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the following sections:

•	Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Cautionary Note Regarding Factors That May Affect Future Results

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network and cloud services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 28,000 route miles of fiber, 90 metro fiber rings and eight secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

General Developments in our Business

Key developments in our business during the first quarter of 2014 are described below:

•
Generated revenues of $297.3 million, a 6% decrease compared to the three months ended March 31, 2013, consisting of a $10.6 million decrease in Business Services revenue and a $8.9 million decrease in Consumer Services revenue. The decreases were primarily driven by declines in traditional voice and data products. However, partially offsetting these declines was an increase in sales of growth products for our Business Services, an increase due to our acquisition of CenterBeam, Inc. ("CenterBeam") in July 2013 and a decrease in churn for our Consumer Services.

•	Generated a net loss of $26.5 million, which reflects a decrease in Adjusted EBITDA, as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $49.9 million, a decrease from $61.3 million in the prior year primarily due to the decrease in revenues from traditional voice and data products, as well as increased costs to grow our business.

•	Generated cash flows from operating activities of $21.3 million, compared to $31.8 million during the three months ended March 31, 2013.

•
Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $26.5 million, an increase from $18.9 million in prior year period primarily due to reduced capital expenditures.

•	Made $5.7 million of dividend payments to shareholders.

•	Engaged in a comprehensive review of our business since our new Chief Executive Officer, Joseph F. Eazor, joined us in January 2014.

Developments in our Business Strategy

Our business strategy has been to be the premier communications and IT services provider for mid-market and enterprise customers. We have been conducting a thorough review of this strategy since our new Chief Executive Officer joined us in the first quarter of 2014.

We currently have a broad portfolio of products and services. In our Business Services segment, these include: managed network services, traditional voice and data services for small business customers, carrier and transport services, and cloud and IT services. We also operate a Consumer Services business. We have recently been analyzing these products and services with the objective of establishing a more focused direction for our company and to align our organization, operations and investments accordingly.

The primary result of this analysis is that we believe we should leverage our core strengths and focus our business strategy on growing our managed network services to distributed multi-location customers, as we have successfully been doing in the retail industry. We will support our managed network services with a relevant set of cloud and IT services.

Other features of our developing business strategy include the following:

•	Increasing cash flow in our traditional voice and data services through a lower and more variable cost structure, as we have successfully done in our consumer business.

•	Managing our investment in cloud and IT services and in data centers to focus on the services that are most relevant to our managed network services business.

•
Simplifying and rationalizing our product portfolio in our Business Services segment in order to be better able to invest in core products such as Multiprotocol Label Switching (“MPLS”) and hosted voice.

•	Increasing our emphasis on selling transport services.

•	Evaluating product portfolio alternatives that could further simplify our business and accelerate our development.

We believe that these and other features of our operating plan will enable us to optimize our go-to-market model and the experience of our customers in our core products and services. This will include a refined customer segmentation and coverage model, a simpler pricing structure and shortened customer installation times.

Challenges and Risks

The primary challenge we face in executing on our business strategy is to continue to grow revenues from our growth products and services. Contributing to this challenge are the following: responding to competitive and economic pressures, reducing churn in our existing customer base, reducing the cycle time for customer installations, providing products and services that meet changing customer needs on a timely and cost-effective basis, and adapting to regulatory changes and initiatives. Another primary challenge is managing the rate of decline in revenues for our traditional products.  To address these challenges, we are targeting larger customers who have lower churn profiles, focusing efforts on customer retention, re-terming contracts with our existing customers, upselling additional growth products and services to existing customers, implementing cost efficiencies in order to maximize cash flows and seeking to make costs more variable. Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services.

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
Traditional business services revenues. Our traditional voice and data business service revenues, specifically traditional voice and lower-end, single site broadband services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have also experienced an increase in churn for these retail products, especially as customers come out of contract term. To counteract trends in our Business Services revenues, we are focused on building long-term customer relationships, offering customers a bundle that includes our growth services and focusing on larger, more complex customers who have a lower churn profile. In particular, as a result of our strategic review, we are focused on providing managed network services and relevant cloud and IT services. As a result, sales in our growth products have increased and the mix of new sales is shifting towards our growth products. We are also taking steps to lower the cost structure of our Business Services operations.
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
Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. Revenues may also be adversely impacted by churn, competition, regulatory changes, timing and market acceptance of our newer products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we are focusing on growing our managed network product and services and improving the efficiency of our other products and services. We are also focused on growing our wholesale services as we capitalize on new and unique fiber routes within our footprint. As a result, we expect the mix of our retail Business Service revenues to change over time, from traditional products to growth products and services. As our product mix shifts towards growth products, revenues may be impacted in the near term by longer sales cycles and installations and higher costs to deliver these services. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decline as our customer base becomes longer tenured.
Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Revenues	$316,788	$297,320
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	152,866	145,876
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	106,578	106,484
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Restructuring, acquisition and integration-related costs	11,262	4,977
Total operating costs and expenses	569,660	309,526
Loss from operations	(252,872)	(12,206)
Interest expense and other, net	(14,556)	(13,956)
Loss from continuing operations before income taxes	(267,428)	(26,162)
Income tax benefit (provision)	32,118	(363)
Loss from continuing operations	(235,310)	(26,525)
Gain (loss) from discontinued operations, net of tax	(1,105)	55
Net loss	$(236,415)	$(26,470)

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,				Change
		% of		% of
	2013	Total	2014	Total	Dollars	Percent
	(dollars in thousands)
Business Services
Retail services	$201,081	82%	$192,520	82%	$(8,561)	(4)%
Wholesale services	38,858	16%	36,442	16%	(2,416)	(6)%
Other	4,624	2%	5,041	2%	417	9%
Total revenues	244,563	100%	234,003	100%	(10,560)	(4)%
Consumer Services
Access services	60,740	84%	52,635	83%	(8,105)	(13)%
Value-added services	11,485	16%	10,682	17%	(803)	(7)%
Total revenues	72,225	100%	63,317	100%	(8,908)	(12)%
Total revenues	$316,788		$297,320		$(19,468)	(6)%

Business Services

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three months ended March 31, 2014 compared to the prior year period:

Three Months Ended
March 31, 2014
(in millions)
Due to decline in traditional voice and data products (a)	$(18.8)
Due to growth products (b)	4.6
Due to CenterBeam acquisition (c)	4.2
Due to IT services (d)	1.4
Total change in retail services revenues	$(8.6)
______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services.

(b)	Increase due to sales of growth products, including MultiProtocol Label Switching ("MPLS") and hosted Voice-over-Internet Protocol (“VoIP”).

(c)	Increase due the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013.

(d)	Increase primarily due to new IT services product launches over the past year to expand our IT services portfolio.

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers and businesses. The decrease in wholesale services revenues during the three months ended March 31, 2014 compared to the prior year period was primarily due to a $1.2 million favorable adjustment recognized during the three months ended March 31, 2013 associated with the One Communications Corp. ("One Communications") acquisition. During the first quarter of 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition. Also contributing was an increase in customer churn. Partially offsetting the decreases was an increase in transport and usage revenues as we capitalize on unique fiber routes.

Other Services. Other services consists primarily of web hosting and certain equipment-related revenue. The increase in other services revenues during the three months ended March 31, 2014 compared to the prior year period was primarily due to a $0.8 million increase in equipment-related revenues, partially offset by a $0.4 million decrease in web hosting revenues due to a decline in average web hosting accounts.

Consumer Services

Access services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Access service revenues primarily consist of recurring monthly charges for narrowband and broadband access services.

The decrease in consumer access revenues during the three months ended March 31, 2014 compared to the prior year period was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.1 million during the three months ended March 31, 2013 to 1.0 million during the three months ended March 31, 2014.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Our monthly consumer subscriber churn rates decreased from 2.2% during the three months ended March 31, 2013 to 2.1% during the three months ended March 31, 2014, which moderated the decline in average consumer subscribers. Churn rates decreased due to the increased tenure of our consumer subscriber base. Slightly offsetting the decrease in revenues during the three months ended March 31, 2014 compared to the prior year period was an increase in average revenue per subscriber due to targeted price increases implemented over the past year and a change in mix of subscribers.

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

The decrease in value-added services revenues during the three months ended March 31, 2014 compared to the prior year period was due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decreases were attributable to the overall decline in average consumer subscribers.

Cost of revenues

The following table presents cost of revenues by segment for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollar	Percent
	(dollars in thousands)
Business Services	$127,919	$123,264	$(4,655)	(4)%
Consumer Services	24,947	22,612	(2,335)	(9)%
Total cost of revenues	$152,866	$145,876	$(6,990)	(5)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three months ended March 31, 2014 compared to the prior year period:

Three Months Ended
March 31, 2014
(in millions)
Due to decline in traditional voice and data products, offset by growth (a)	(5.3)
Due to favorable adjustments in the current year (b)	(3.6)
Due to favorable settlements in the prior year (c)	2.7
Due to CenterBeam acquisition (d)	1.5
Total change in Business Services cost of revenues	$(4.7)
______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP.

(b)
Decrease due to certain favorable adjustments recognized during 2014, including $2.8 million of estimated favorable dispute settlements with telecommunication vendors and a $0.8 million favorable adjustment related to Universal Service Fund payments.

(c)
Increase due to certain favorable settlements recognized during 2013, including a $1.8 million favorable adjustment due to the renegotiation of an IRU agreement recorded as a liability in purchase accounting for ITC^DeltaCom and a $0.9 million favorable adjustment for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition.

(d)	Increase due to inclusion of CenterBeam cost of revenues beginning in July 2013.

Consumer Services

Cost of revenues for our Consumer Services segment primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services. Our principal providers for narrowband services are AT&T, Inc., GlobalPOPs and Windstream Holdings, Inc. We also purchase lesser amounts of narrowband services from certain regional and local providers. Our principal providers of broadband connectivity are AT&T Inc., Bright House Networks, CenturyLink, Inc., Comcast Corporation, Megapath, Time Warner Cable and Verizon Communications, Inc. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts.

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

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$106,578	$106,484	$(94)	—%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three months ended March 31, 2014 compared to the prior year period:

Three Months Ended
March 31, 2014
(in millions)
Due to favorable settlements and adjustments in the prior year (a)	$4.1
Due to acquisition of CenterBeam (b)	1.4
Due to stock-based compensation (c)	1.0
Due to reserves for loss contingencies (d)	(3.0)
Due to change in other selling, general and administrative costs (e)	(3.6)
Total change in selling, general and administrative expenses	$(0.1)
______________

(a)
Increase due to a $1.1 million favorable adjustment recognized during the three months ended March 31, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition; a $1.7 million favorable adjustment recognized during the three months ended March 31, 2013 for resolution of a state sales and use tax audit; and a $1.3 million favorable adjustment recognized during the three months ended March 31, 2013 related to the release of unused employee-related accruals.

(b)	Increase due to the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

(c)	Increase in stock-based compensation expense primarily due to the acceleration of vesting in connection with certain employee terminations.

(d)	Decrease due to reserves for loss contingencies recorded during the three months ended March 31, 2013.

(e)	Change in other selling, general and administrative costs such as people costs, professional fees, property taxes, commissions, outsourced labor, travel, insurance, occupancy costs and advertising.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$26,921	$30,428	$3,507	13%
Amortization expense	16,434	16,427	(7)	—%
Total	$43,355	$46,855	$3,500	8%

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

The increase in depreciation expense during the three months ended March 31, 2014 compared to the prior year period was primarily due to capital expenditures over the past year related to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure.

Impairment of goodwill and long-lived assets

Impairment of goodwill. During the first quarter of 2013, we recognized a $256.7 million non-cash impairment charge to goodwill related to our Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. We test our goodwill annually during the fourth quarter of each fiscal year or when events or changes in circumstances indicate that goodwill might be impaired. Our stock price and market capitalization declined during the three months ended March 31, 2013 following the announcement in mid-February 2013 of our fourth quarter 2012 earnings and 2013 financial guidance. As a result of the sustained decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of our financial statements for the three months ended March 31, 2013. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
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

Upon completion of the first step, we determined that the carrying value of our Business Services reporting unit exceeded its estimated fair value as of March 31, 2013, so a second step was performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill for the Business Services reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the Business Services reporting unit as of March 31, 2013. The implied fair value of goodwill was measured as the excess of the fair value of the Business Services reporting unit over the fair value of its assets and liabilities. The impairment loss of $256.7 million during the first quarter of 2013 was measured as the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.
Approximately $48.8 million of goodwill attributable to our Business Services reporting unit and $88.9 million of goodwill attributable to our Consumer Services reporting unit remains as of March 31, 2014. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of our reporting units.

Impairment of long-lived assets. During the three months ended March 31, 2014, we recorded a $5.3 million impairment of property and equipment. The impairment primarily related to work in progress for an information technology project not expected to be used, and was classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$5,002	$3,953	$(1,049)	(21)%
Severance, retention and other employee costs	4,588	1,008	(3,580)	(78)%
Facility-related costs	1,568	16	(1,552)	(99)%
Transaction-related costs	104	—	(104)	(100)%
Restructuring, acquisition and integration-related costs	$11,262	$4,977	$(6,285)	(56)%

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss.

The decrease in restructuring, acquisition and integration-related costs during the three months ended March 31, 2014 compared to the prior year period was primarily due to a decrease in costs as we worked to complete several acquisition and integration milestones over the past year. In addition, the first quarter of 2013 includes $2.2 million of severance costs and $0.6 million of facility-related costs in connection with restructuring our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the three months ended March 31, 2013.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Interest expense	$14,817	$14,071	$(746)	(5)%
Interest income	(48)	(125)	(77)	160%
Other, net	(213)	10	223	105%
Total	$14,556	$13,956	(600)	(4)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the three months ended March 31, 2014 compared to the prior year period was primarily due to lower interest expense resulting from the issuance of 7.375% senior secured notes and repayment of all outstanding principal of our 10.5% ITC^DeltaCom, Inc. notes in May 2013.

Income tax benefit (provision)

The income tax provision of $0.4 million for the three months ended March 31, 2014 represents an effective rate of -1.4%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision was due to current year foreign and state tax expense and amortization of intangibles indefinite useful lives.

As of March 31, 2014, we had deferred tax assets of approximately $312.2 million, of which $258.8 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $314.9 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized. As of March 31, 2014, we do not believe it is more likely than not that the remaining net deferred tax assets will be recognized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Gain (loss) from discontinued operations, net of tax
(Gain) loss from discontinued operations, net of tax, for the three months ended March 31, 2013 and 2014 reflects our telecom systems business acquired as part of ITC^DeltaCom. On August 2, 2013, we sold our telecom systems business. We received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

The following table presents summarized results of operations related to our discontinued operations for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Revenues	$3,228	$116
Operating costs and expenses	(4,334)	(32)
Income tax benefit (provision)	1	(29)
Gain (loss) from discontinued operations, net of tax	$(1,105)	$55

Segment Results of Operations

We operate two reportable segments, Business Services and Consumer Services. We present our segment information along the same lines that our chief executive officer reviews our operating results in assessing performance and allocating resources. Our Business Services segment earns revenue by providing a broad range of data, voice and IT services to businesses and communications carriers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

Business Services Segment

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$244,563	$234,003	$(10,560)	(4)%
Segment operating income	32,132	25,128	(7,004)	(22)%

The decrease in Business Services revenues during the three months ended March 31, 2014 compared to the prior year period was due to a decline in revenues for certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. The decrease was partially offset by an increase in revenues from our newer products, including IT services, MPLS and hosted VoIP; an increase due to the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013; and a favorable settlement of working capital adjustments associated with the acquisition of One Communications recorded during 2013.

The decrease in Business Services operating income during the three months ended March 31, 2014 was primarily due to the decrease in revenues discussed above and an increase in operating costs for growth services. However, partially offsetting this was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and a decline in cost of revenue for traditional products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
Consumer Subscriber Activity*
Subscribers at beginning of period	1,139,000	976,000
Gross organic subscriber additions	31,000	22,000
Churn	(76,000)	(60,000)
Subscribers at end of period (a)	1,094,000	938,000

Consumer Metrics*
Average narrowband subscribers (b)	614,000	536,000
Average broadband subscribers (b)	502,000	421,000
Average consumer subscribers (b)	1,116,000	957,000

ARPU (c)	$21.58	$22.06
Churn rate (d)	2.2%	2.1%
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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$72,225	$63,317	$(8,908)	(12)%
Segment operating income	34,796	29,145	(5,651)	(16)%

The decrease in Consumer Services revenues and operating income compared to the prior year period was primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. In addition, we also experienced an increase in our average cost per subscriber as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase was a shift in the mix to customers with higher costs associated with delivering services.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$31,844	$21,306	$(10,538)	(33)%
Net cash used in investing activities	(42,751)	(23,384)	19,367	(45)%
Net cash used in financing activities	(566)	(6,045)	(5,479)	968%
Net decrease in cash and cash equivalents	$(11,473)	$(8,123)	$3,350	(29)%

Operating activities

The decrease in cash provided by operating activities during the three months ended March 31, 2014 compared to the prior year period was primarily due to the overall decrease in revenues as well as a decrease in working capital related to timing of accounts payable, accrued liabilities and prepaid expenses.

Investing activities

The decrease in net cash used in investing activities during the three months ended March 31, 2014 compared to the prior year period was primarily due to a $19.1 million decrease in capital expenditures. During the three months ended March 31, 2013, capital expenditures were $42.5 million, which included cash to expand our fiber network and upgrade our network and technology infrastructure, which was substantially complete by the end of 2013. During the three months ended March 31, 2014, capital expenditures were $23.4 million and related to maintaining our network and technology infrastructure and the acquisition of new customers.

Financing activities

The increase in net cash used in financing activities during the three months ended March 31, 2014 compared to the prior year period was primarily due to a $5.5 million increase in dividend payments due to the timing of our quarterly dividend payment to shareholders. During the three months ended March 31, 2013 and 2014, cash dividends declared were $0.05 per share. However, our first quarter 2014 payment was paid to shareholders within the quarter and our first quarter 2013 was paid to shareholders subsequent to the quarter in April 2013.

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

Capital expenditures. We expect to incur capital expenditures of approximately $115.0 million to $125.0 million during 2014. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in our Business Services segment. One of our key strategies is to grow our Business Services revenue. We expect to invest cash in sales and marketing efforts and resources required to support our business services, including investments in marketing and advertising to increase brand awareness.

Dividends. During the three months ended March 31, 2013 and 2014, cash dividends declared were $0.05 per common share. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the three months ended March 31, 2013 and 2014, we generated $31.8 million and $21.3 million in cash from operations, respectively. As of March 31, 2014, we had $108.5 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. The revolving credit facility contains certain restrictive covenants, and a breach of any of these covenants could limit our ability to incur indebtedness under the facility. As of March 31, 2014, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

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

Debt Covenants

Under the indentures governing our debt agreements, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under our debt agreements as of March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2014, we had utilized approximately $682.1 million pursuant to the authorizations and had $67.9 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued authoritative guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, and gain (loss) from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, and gain (loss) from discontinued operations, net of tax, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Net loss	$(236,415)	$(26,470)
Interest expense and other, net	14,556	13,956
Income tax provision (benefit)	(32,118)	363
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Stock-based compensation expense	3,969	4,943
Restructuring, acquisition and integration-related costs	11,262	4,977
(Gain) loss from discontinued operations, net of tax	1,105	(55)
Adjusted EBITDA	$61,313	$49,903

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Net loss	$(236,415)	$(26,470)
Interest expense and other, net	14,556	13,956
Income tax provision (benefit)	(32,118)	363
Depreciation and amortization	43,355	46,855
Impairment of goodwill and long-lived assets	255,599	5,334
Stock-based compensation expense	3,969	4,943
Restructuring, acquisition and integration-related costs	11,262	4,977
(Gain) loss from discontinued operations, net of tax	1,105	(55)
Purchases of property and equipment	(42,454)	(23,384)
Unlevered Free Cash Flow	$18,859	$26,519

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
	2013	2014
	(in thousands)
Net cash provided by operating activities	$31,844	$21,306
Income tax provision (benefit)	(32,118)	363
Non-cash income taxes	32,247	(210)
Interest expense and other, net	14,556	13,956
Amortization of debt discount, premium and issuance costs	414	(1,016)
Restructuring, acquisition and integration-related costs	11,262	4,977
Changes in operating assets and liabilities	1,618	10,437
Purchases of property and equipment	(42,454)	(23,384)
Other, net	1,490	90
Unlevered Free Cash Flow	$18,859	$26,519

Net cash used in investing activities	$(42,751)	$(23,384)
Net cash used in financing activities	$(566)	$(6,045)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include: (1) we may not be able to execute our strategy to be a leading managed network services provider, which could adversely affect our results of operations and cash flows; (2) we may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) our failure to achieve operating efficiencies will adversely affect our results of operations; (4) as a result of our continuing review of our business, we may determine to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges; (5) we may be unsuccessful integrating acquisitions into our business, which could result in operating difficulties, losses and other adverse consequences; (6) if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (7) unfavorable general economic conditions could harm our business; (8) we may be unable to successfully identify, manage and assimilate future acquisitions, which could adversely affect our results of operations; (9) we face significant competition in the communications and IT services industry that could reduce our profitability; (10) failure to retain existing customers could adversely affect our results of operations and cash flows; (11) decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (12) if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (13) our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (14) we may experience reductions in switched access and reciprocal compensation revenue; (15) failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (16) we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (17) we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (18) work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (19) our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (20) our consumer business is dependent on the availability of third-party network service providers; (21) we face significant competition in the Internet access industry that could reduce our profitability; (22) the continued decline of our consumer access subscribers will adversely affect our results of operations; (23) potential regulation of Internet service providers could adversely affect our operations; (24) cyber security breaches could harm our business; (25) privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (26) interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (27) our business depends on effective business support systems and processes; (28) if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (29) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (30) we may not be able to protect our intellectual property; (31) we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (32) government regulations could adversely affect our business or force us to change our business practices; (33) our business may suffer if third parties are unable to provide services or terminate their relationships with us; (34) we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (35) we may not realize our deferred tax assets, we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (36) our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (37) we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (38) our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness or limit our ability to draw on our revolving credit facility; (39) we may reduce, or cease payment of, quarterly cash dividends; (40) our stock price may be volatile; (41) provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (42) our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	Executive Incentive Award Agreement, dated as of March 21, 2014 between EarthLink Holdings Corp. and Michael Toplisek.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK HOLDINGS CORP.

Date:	May 7, 2014	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	May 7, 2014	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)