Form 10-Q
period 2014-06-30
EarthLink Holdings Corp.
filed 2014-08-06
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2014, 102,267,330 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2014
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,636	$98,452
Accounts receivable, net of allowance of $8,615 and $7,746 as of December 31, 2013 and June 30, 2014, respectively	100,792	104,947
Prepaid expenses	15,945	17,345
Deferred income taxes, net	549	402
Other current assets	13,930	15,315
Total current assets	247,852	236,461
Property and equipment, net	438,321	415,707
Goodwill	139,215	137,725
Other intangible assets, net	155,428	123,500
Other long-term assets	26,502	24,448
Total assets	$1,007,318	$937,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,440	$26,872
Accrued payroll and related expenses	35,041	28,488
Other accrued liabilities	88,225	94,996
Deferred revenue	49,689	46,275
Current portion of long-term debt and capital lease obligations	1,489	1,473
Total current liabilities	207,884	198,104
Long-term debt and capital lease obligations	606,442	606,536
Long-term deferred income taxes, net	2,221	3,298
Other long-term liabilities	28,553	24,959
Total liabilities	845,100	832,897

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and June 30, 2014	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 197,491 and 198,527 shares issued as of December 31, 2013 and June 30, 2014, respectively, and 101,876 and 102,248 shares outstanding as of December 31, 2013 and June 30, 2014, respectively	1,975	1,985
Additional paid-in capital	2,047,607	2,040,880
Accumulated deficit	(1,144,975)	(1,193,283)
Treasury stock, at cost, 95,615 shares and 96,279 shares as of December 31, 2013 and June 30, 2014, respectively	(742,389)	(744,638)
Total stockholders’ equity	162,218	104,944
Total liabilities and stockholders’ equity	$1,007,318	$937,841

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands, except per share data) (unaudited)
Revenues	$313,401	$297,358	$630,189	$594,678
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	152,938	144,188	305,804	290,064
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	104,980	104,598	211,558	211,082
Depreciation and amortization	44,270	45,615	87,625	92,470
Impairment of goodwill and long-lived assets	—	5,437	255,599	10,771
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
Total operating costs and expenses	309,466	304,746	879,126	614,272
Income (loss) from operations	3,935	(7,388)	(248,937)	(19,594)
Interest expense and other, net	(18,173)	(14,082)	(32,729)	(28,038)
Loss from continuing operations before income taxes	(14,238)	(21,470)	(281,666)	(47,632)
Income tax benefit (provision)	3,329	(374)	35,447	(737)
Loss from continuing operations	(10,909)	(21,844)	(246,219)	(48,369)
Gain (loss) from discontinued operations, net of tax	(292)	6	(1,397)	61
Net loss	$(11,201)	$(21,838)	$(247,616)	$(48,308)

Other comprehensive loss, net of tax:
Unrealized holding losses on investments, net of tax	(12)	—	(11)	—
Other comprehensive loss, net of tax	(12)	—	(11)	—
Comprehensive loss	$(11,213)	$(21,838)	$(247,627)	$(48,308)

Basic and diluted net loss per share
Continuing operations	$(0.11)	$(0.21)	$(2.39)	$(0.47)
Discontinued operations	—	—	(0.01)	—
Basic and diluted net loss per share	$(0.11)	$(0.21)	$(2.40)	$(0.47)
Basic and diluted weighted average common shares outstanding	103,011	102,354	102,963	102,335

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(247,616)	$(48,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,625	92,470
Impairment of goodwill and long-lived assets	255,599	10,771
Gain on disposals and sales of fixed assets	(6)	—
Non-cash income taxes	(35,603)	452
Stock-based compensation	7,979	7,278
Amortization of debt discount, premium and issuance costs	48	2,038
Loss on repayment of debt	2,080	—
Other operating activities	(382)	(257)
Decrease (increase) in accounts receivable, net	2,713	(5,813)
Decrease (increase) in prepaid expenses and other assets	459	(2,038)
Decrease in accounts payable and accrued and other liabilities	(30,402)	(16,607)
Increase (decrease) in deferred revenue	1,046	(711)
Net cash provided by operating activities	43,540	39,275
Cash flows from investing activities:
Purchases of property and equipment	(76,855)	(49,349)
Purchases of marketable securities	(41,209)	—
Sales and maturities of marketable securities	60,024	—
Purchase of customer relationships	(1,195)	—
Change in restricted cash	1,013	—
Other investing activities	—	586
Net cash used in investing activities	(58,222)	(48,763)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	290,673	—
Repayment of debt and capital lease obligations	(309,198)	(731)
Payment of dividends	(10,539)	(5,770)
Repurchases of common stock	—	(2,210)
Other financing activities	25	15
Net cash used in financing activities	(29,039)	(8,696)
Net decrease in cash and cash equivalents	(43,721)	(18,184)
Cash and cash equivalents, beginning of period	157,621	116,636
Cash and cash equivalents, end of period	$113,900	$98,452

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and six months ended June 30, 2013 and 2014 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2014.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the six months ended June 30, 2014, the Company recorded $10.8 million for impairment of property and equipment, which included $5.3 million recorded during the the three months ended March 31, 2014 for impairment of work in progress for an information technology project not expected to be used and $5.4 million recorded during the the three months ended June 30, 2014 for impairment of additional work in progress and software licenses not expected to be used. The impairment losses are classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss.

Recently Adopted Accounting Pronouncement

In January 2014, the Company adopted new guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this standard on January 1, 2014. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued authoritative guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.

In May 2014, the Financial Accounting Standards Board issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption is prohibited. The Company is evaluating the impact of the implementation of this standard on its financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

3.  Earnings per Share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2014 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of June 30, 2013 and 2014, the Company had 10.0 million and 10.9 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss.  Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Integration-related costs	$5,485	$2,762	$10,486	$6,715
Severance, retention and other employee costs	1,101	958	5,689	1,966
Facility-related costs	267	1,186	1,835	1,202
Transaction-related costs	210	2	315	2
Legacy plan restructuring costs	215	—	215	—
Restructuring, acquisition and integration-related costs	$7,278	$4,908	$18,540	$9,885

Restructuring, acquisition and integration-related costs during the three and six months ended June 30, 2013 and 2014 primarily includes costs incurred in connection with the Company's acquisitions and costs incurred in connection with integrating operating support systems, networks and certain billing systems. Restructuring, acquisition and integration-related costs recorded during the six months ended June 30, 2013 included costs incurred to restructure the Company's sales organization, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

As of December 31, 2013, the Company had $5.1 million of facility exit and restructuring liabilities, of which $2.9 million was classified as other accrued liabilities and $2.2 million was classified as other long-term liabilities. As of June 30, 2014, the Company had $5.4 million of facility exit and restructuring liabilities, of which $2.1 million was classified as other accrued liabilities and $3.3 million was classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

The following table presents summarized results of operations related to discontinued operations for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$1,920	$—	$5,148	$116
Operating costs and expenses	(2,407)	10	(6,741)	(22)
Income tax benefit (provision)	195	(4)	196	(33)
Gain (loss) from discontinued operations, net of tax	$(292)	$6	$(1,397)	$61

6.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2014 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2013
Goodwill	$88,920	$394,873	$483,793
Accumulated impairment loss	—	(344,578)	(344,578)
	88,920	50,295	139,215

Goodwill adjustment	—	(1,490)	(1,490)

Balance as of June 30, 2014
Goodwill	88,920	393,383	482,303
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$48,805	$137,725

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The goodwill adjustment during the six months ended June 30, 2014 resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013			As of June 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$366,651	$(219,030)	$147,621	$366,651	$(248,727)	$117,924
Developed technology and software	26,261	(19,194)	7,067	26,261	(20,946)	5,315
Trade names	9,121	(8,796)	325	9,121	(9,121)	—
Other	1,800	(1,385)	415	1,800	(1,539)	261
	$403,833	$(248,405)	$155,428	$403,833	$(280,333)	$123,500

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2014, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 3.3 years for trade names and 3.6 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three and six months ended June 30, 2013 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Amortization expense	$16,458	$15,501	$32,892	$31,928

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $30.8 million during the remaining six months in the year ending December 31, 2014 and $60.7 million, $29.6 million, $1.9 million and $0.5 million during the years ending December 31, 2015, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
7.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013	As of June 30, 2014
	(in thousands)
Accrued taxes and surcharges	$25,628	$25,841
Accrued communications costs	23,602	27,848
Amounts due to customers	9,890	8,321
Accrued interest	5,289	5,235
Accrued dividends	1,397	6,381
Other	22,419	21,370
Total other accrued liabilities	$88,225	$94,996

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013	As of June 30, 2014
	(in thousands)
EarthLink senior secured notes due June 2020	$300,000	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(7,762)	(7,195)
Capital lease obligations	15,693	15,204
Carrying value of debt and capital lease obligations	607,931	608,009
Less current portion of debt and capital lease obligations	(1,489)	(1,473)
Long-term debt and capital lease obligations	$606,442	$606,536

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
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of June 30, 2014, the Company was in compliance with these covenants.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  The indenture governing the Company's Senior Secured Notes currently permits approximately $59.9 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of June 30, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, dept repayments and investments.  The indenture governing the Company's Senior Notes currently permits approximately $185.1 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of June 30, 2014, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of June 30, 2014. However, $1.7 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of June 30, 2014.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company is currently restricted from repurchasing its common stock and from making dividend payments in excess of the $0.05 per share regular quarterly dividend because it did not maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 during the twelve months ended June 30, 2014. The Company was in compliance with all covenants as of June 30, 2014.

Financial Information Under Rule 3-10 of Regulation S-X

The Company’s Senior Secured Notes and Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than certain subsidiaries that are minor (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of the Company’s obligations under the Notes and the indenture governing the Notes, including the payment of principal (or premium, if any) and interest on the Notes, on an equal and ratable basis. Further, the Company has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company’s assets consist solely of investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the Senior Secured Notes and Senior Notes. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for the Guarantor Subsidiaries.

Capital Lease Obligations

The Company maintains capital leases relating to indefeasible right-to-use agreements, vehicles and equipment. Amortization expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2014, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock. The Company is currently restricted from repurchasing common stock under the Credit Agreement.

The Company did not repurchase any of its common stock pursuant to its share repurchase program during the six months ended June 30, 2013. The Company repurchased 0.7 million shares of its common stock pursuant to its share repurchase program for $2.2 million during the six months ended June 30, 2014.

Dividends

During the six months ended June 30, 2013 and 2014, cash dividends declared were $0.10 and $0.10 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $10.5 million and $5.8 million during the six months ended June 30, 2013 and 2014, respectively. The Company's second quarter 2014 dividend was paid subsequent to the quarter in July 2014. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $4.0 million and $2.3 million during the three months ended June 30, 2013 and 2014, respectively, and $8.0 million and $7.3 million during the six months ended June 30, 2013 and 2014, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant.

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2013	5,570	$7.33
Granted	300	4.97
Forfeited and expired	(852)	7.25
Outstanding as of June 30, 2014	5,018	7.20	6.6	$—
Vested and expected to vest as of June 30, 2014	4,818	7.20	6.6	—
Exercisable as of June 30, 2014	3,686	7.53	5.9	—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2014 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2014. As of June 30, 2014, there was $1.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the status of the Company’s stock options as of June 30, 2014:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	9.5	$4.97	—	$—
6.08	to	6.08	1,786	8.6	6.08	1,152	6.08
6.86	to	7.32	417	2.9	7.18	417	7.18
7.51	to	7.51	1,571	7.6	7.51	1,225	7.51
7.64	to	11.82	944	1.9	9.54	892	9.60
4.97	to	11.82	5,018	6.6	7.20	3,686	7.53

The fair value of stock options granted during the six months ended June 30, 2013 and 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2013	2014
Dividend yield	3.29%	4.02%
Expected volatility	31.20%	46.77%
Risk-free interest rate	0.88%	1.60%
Expected life	5 years	5 years

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2014 was $1.19 per share and $1.48 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2013	3,936	$6.80
Granted	4,409	4.17
Vested	(1,773)	7.13
Forfeited	(659)	5.81
Outstanding as of June 30, 2014	5,913	$4.85

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2013 and 2014 was $6.05 and $4.17, respectively.  As of June 30, 2014, there was $20.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2013 and 2014 was $3.7 million and $7.5 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

11.  Income Taxes

During the six months ended June 30, 2014, the Company recorded an income tax provision of $0.7 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately (1.5)%. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $35.4 million, resulting in an effective tax rate for the six months ended June 30, 2013 of approximately 13%.

The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision was due to current year foreign and state tax expense and amortization of intangibles with indefinite useful lives.

As of June 30, 2014, the Company had a valuation allowance of $322.0 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2014, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

EARTHLINK HOLDINGS CORP.
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

The estimated fair value of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013		As of June 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
EarthLink Senior Secured Notes	$300,000	$303,663	$300,000	$323,379
EarthLink Senior Notes	292,238	304,470	292,805	299,700
Total debt, excluding capital leases	$592,238	$608,133	$592,805	$623,079

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated loss from operations for the three and six months ended June 30, 2013 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Business Services
Revenues	$243,308	$234,216	$487,871	$468,219
Cost of revenues (excluding depreciation and amortization)	129,598	121,555	257,517	244,819
Gross margin	113,710	112,661	230,354	223,400
Direct segment operating expenses	83,282	86,834	167,794	172,445
Segment operating income	$30,428	$25,827	$62,560	$50,955
Consumer Services
Revenues	$70,093	$63,142	$142,318	$126,459
Cost of revenues (excluding depreciation and amortization)	23,340	22,633	48,287	45,245
Gross margin	46,753	40,509	94,031	81,214
Direct segment operating expenses	13,380	11,401	25,879	22,961
Segment operating income	$33,373	$29,108	$68,152	$58,253
Consolidated
Revenues	$313,401	$297,358	$630,189	$594,678
Cost of revenues	152,938	144,188	305,804	290,064
Gross margin	160,463	153,170	324,385	304,614
Direct segment operating expenses	96,662	98,235	193,673	195,406
Segment operating income	63,801	54,935	130,712	109,208
Depreciation and amortization	44,270	45,615	87,625	92,470
Impairment of goodwill and long-lived assets	—	5,437	255,599	10,771
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
Corporate operating expenses	8,318	6,363	17,885	15,676
Income (loss) from operations	$3,935	$(7,388)	$(248,937)	$(19,594)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2013 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Business Services
Retail services	$199,431	$191,386	$400,512	$383,906
Wholesale services	39,084	37,970	77,942	74,412
Other services	4,793	4,860	9,417	9,901
Total revenues	243,308	234,216	487,871	468,219
Consumer Services
Access services	58,996	52,514	119,736	105,149
Value-added services	11,097	10,628	22,582	21,310
Total revenues	70,093	63,142	142,318	126,459
Total Revenues	$313,401	$297,358	$630,189	$594,678

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $6.5 million for unrecorded disputed amounts.
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

General Developments in our Business

Key developments in our business during the second quarter of 2014 are described below:

•
Generated revenues of $297.4 million, a 5% decrease compared to the three months ended June 30, 2013, consisting of a $9.1 million decrease in Business Services revenue and a $7.0 million decrease in Consumer Services revenue. The decreases were primarily driven by declines in traditional voice and data products. However, partially offsetting these declines was an increase in sales of growth products for our Business Services, an increase due to our acquisition of CenterBeam, Inc. ("CenterBeam") in July 2013 and rate increases and new fees for modem equipment rental on certain Consumer Services subscribers.

•	Generated a net loss of $21.8 million, which reflects a decrease in Adjusted EBITDA, as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $50.9 million, a decrease from $59.5 million in the prior year period primarily due to the decrease in revenues from traditional voice and data products, as well as increased costs to grow our business.

•	Generated cash flows from operating activities of $18.0 million, compared to $11.7 million during the three months ended June 30, 2013.

•
Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $24.9 million, a slight decrease from $25.1 million in prior year period primarily due to the decrease in Adjusted EBITDA noted above, offset by reduced capital expenditures.

•	Declared dividend of $0.05 per share and made $5.1 million of dividend payment to shareholders subsequent to quarter in July 2014.

•	Repurchased 0.7 million shares of common stock for $2.2 million.

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

Challenges and Risks

The primary challenge we face in executing on our business strategy is to continue to grow revenues from our growth products and services in order to offset revenue declines in our other products and services. Contributing to this challenge are the following: responding to competitive and economic pressures, reducing churn in our existing customer base, reducing the cycle time for customer installations, providing products and services that meet changing customer needs on a timely and cost-effective basis, and adapting to regulatory changes and initiatives. Another primary challenge is managing the rate of decline in revenues for our traditional products.  To address these challenges, we are targeting larger customers who have lower churn profiles, focusing efforts on customer retention, re-terming contracts with our existing customers, upselling additional growth products and services to existing customers, implementing cost efficiencies in order to maximize cash flows and seeking to make costs more variable. Our future success for growth depends on the timing and market acceptance of our new products and services, our ability to market our services to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services.

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
Traditional business services revenues. Our traditional voice and data business service revenues, specifically traditional voice and lower-end, single site broadband services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have also experienced an increase in churn for these retail products, especially as customers come out of contract term and in addition to targeted price increases we have been implementing. To counteract trends in our Business Services revenues, we are focused on building long-term customer relationships, offering customers a bundle that includes our growth services and focusing on larger, more complex customers who have a lower churn profile. In particular, as a result of our strategic review, we are focused on providing managed network services and relevant cloud and IT services. As a result, sales in our growth products have increased and the mix of new sales is shifting towards our growth products. We are also taking steps to lower the cost structure of our Business Services operations.
Economic conditions. Many of our customers are small and medium-sized businesses, and more specifically retail businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.
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
Consolidated Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$313,401	$297,358	$630,189	$594,678
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	152,938	144,188	305,804	290,064
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	104,980	104,598	211,558	211,082
Depreciation and amortization	44,270	45,615	87,625	92,470
Impairment of goodwill and long-lived assets	—	5,437	255,599	10,771
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
Total operating costs and expenses	309,466	304,746	879,126	614,272
Income (loss) from operations	3,935	(7,388)	(248,937)	(19,594)
Interest expense and other, net	(18,173)	(14,082)	(32,729)	(28,038)
Loss from continuing operations before income taxes	(14,238)	(21,470)	(281,666)	(47,632)
Income tax benefit (provision)	3,329	(374)	35,447	(737)
Loss from continuing operations	(10,909)	(21,844)	(246,219)	(48,369)
Gain (loss) from discontinued operations, net of tax	(292)	6	(1,397)	61
Net loss	$(11,201)	$(21,838)	$(247,616)	$(48,308)

Revenues

The following table presents revenues by groups of similar services and by segment for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Business Services
Retail services	$199,431	$191,386	$(8,045)	(4)%	$400,512	$383,906	$(16,606)	(4)%
Wholesale services	39,084	37,970	(1,114)	(3)%	77,942	74,412	(3,530)	(5)%
Other	4,793	4,860	67	1%	9,417	9,901	484	5%
Total revenues	243,308	234,216	(9,092)	(4)%	487,871	468,219	(19,652)	(4)%
Consumer Services
Access services	58,996	52,514	(6,482)	(11)%	119,736	105,149	(14,587)	(12)%
Value-added services	11,097	10,628	(469)	(4)%	22,582	21,310	(1,272)	(6)%
Total revenues	70,093	63,142	(6,951)	(10)%	142,318	126,459	(15,859)	(11)%
Total revenues	$313,401	$297,358	$(16,043)	(5)%	$630,189	$594,678	$(35,511)	(6)%

Business Services

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three and six months ended June 30, 2014 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(in millions)
Due to decline in traditional voice and data products (a)	$(17.8)	$(36.5)
Due to growth products (b)	4.3	8.9
Due to CenterBeam acquisition (c)	4.2	8.3
Due to IT services (d)	1.3	2.7
Total change in retail services revenues	$(8.0)	$(16.6)
______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services.

(b)	Increase due to sales of growth products, including MPLS and hosted Voice-over-Internet Protocol (“VoIP”).

(c)	Increase due the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013.

(d)	Increase primarily due to new IT services product launches over the past year to expand our IT services portfolio.

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers and businesses. The decrease in wholesale services revenues during the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to an increase in customer churn, partially offset by an increase in transport and usage revenues as we capitalize on unique fiber routes. Also contributing to the decrease during the six months ended June 30, 2014 compared to the prior year period was a $1.2 million favorable adjustment recognized during the six months ended June 30, 2013 associated with the One Communications Corp. ("One Communications") acquisition. During the first quarter of 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition.

Other Services. Other services consists primarily of web hosting and certain equipment-related revenue. The increase in other services revenues during the three and six months ended June 30, 2014 compared to the prior year period was primarily due to an increase in equipment-related revenues, partially offset by a decrease in web hosting revenues due to a decline in average web hosting accounts.

Consumer Services

Access services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Access service revenues primarily consist of recurring monthly charges for narrowband and broadband access services.

The decrease in consumer access revenues during the three and six months ended June 30, 2014 compared to the prior year periods was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.1 million during the three and six months ended June 30, 2013 to 0.9 million during the three and six months ended June 30, 2014.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Partially offsetting the decrease in revenues during the three and six months ended June 30, 2014 compared to the prior year periods was an increase in average revenue per subscriber due to targeted price increases implemented over the past year and a change in mix of subscribers. In addition, effective April 2014 we began billing certain broadband subscribers for modem equipment rental. As a result of the price increases, our monthly consumer subscriber churn rates increased from 2.1% during the three months ended June 30, 2013 to 2.3% during the three months ended June 30, 2014 and remained constant at 2.2% during the six months ended June 30, 2013 and 2014.

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

The decreases in value-added services revenues during the three and six months ended June 30, 2014 compared to the prior year periods were due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decreases were attributable to the overall decline in average consumer subscribers.

Cost of revenues

The following table presents cost of revenues by segment for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Business Services	$129,598	$121,555	$(8,043)	(6)%	$257,517	$244,819	$(12,698)	(5)%
Consumer Services	23,340	22,633	(707)	(3)%	48,287	45,245	(3,042)	(6)%
Total cost of revenues	$152,938	$144,188	$(8,750)	(6)%	$305,804	$290,064	$(15,740)	(5)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three and six months ended June 30, 2014 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(in millions)
Due to decline in traditional voice and data products, offset by growth (a)	$(8.5)	$(14.4)
Due to change in favorable dispute adjustments (b)	(1.0)	(3.2)
Due to favorable USF adjustments in the current year (c)	—	(0.8)
Due to favorable settlements in the prior year (d)	—	2.7
Due to CenterBeam acquisition (e)	1.5	3.0
Total change in Business Services cost of revenues	$(8.0)	$(12.7)

______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP. Also contributing is reduced costs from optimizing our cost structure.

(b)	Decrease due to change in estimated favorable dispute settlements with telecommunication vendors during the three and six months ended June 30, 2014 compared to the prior year periods.

(c)	Decrease due to a $0.8 million favorable adjustment related to Universal Service Fund payments during the six months ended June 30, 2014.

(d)
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

(e)	Increase due to inclusion of CenterBeam cost of revenues beginning in July 2013.

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

The decreases in Consumer Services cost of revenues during the three and six months ended June 30, 2014 compared to the prior year periods were primarily due to the decline in average consumer services subscribers. Partially offsetting the decrease was an increase in our average cost per subscriber. This was due to costs associated with modem equipment rental revenue which we began billing to certain broadband customers beginning in April 2014. In addition, our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase was a shift in the mix to customers with higher costs associated with delivering services.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$104,980	$104,598	$(382)	—%	$211,558	$211,082	$(476)	—%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and six months ended June 30, 2014 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(in millions)
Due to favorable settlements and adjustments in the prior year (a)	$—	$4.1
Due to acquisition of CenterBeam (b)	1.2	2.6
Due to stock-based compensation (c)	(1.7)	(0.7)
Due to reserves for loss contingencies (d)	—	(3.0)
Due to change in other selling, general and administrative costs (e)	0.1	(3.5)
Total change in selling, general and administrative expenses	$(0.4)	$(0.5)
______________

(a)
Increase due to a $1.1 million favorable adjustment recognized during the six months ended June 30, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition; a $1.7 million favorable adjustment recognized during the six months ended June 30, 2013 for resolution of a state sales and use tax audit; and a $1.3 million favorable adjustment recognized during the six months ended June 30, 2013 related to the release of unused employee-related accruals.

(b)	Increase due to the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

(c)
Decrease in stock-based compensation expense primarily due to a one-time favorable adjustment recorded during the three and six months ended June 30, 2014 to reduce expense for certain performance-based awards based on expected probability of achievement, offset by the acceleration of vesting in connection with certain employee terminations recorded during the six months ended June 30, 2014.

(d)	Decrease due to reserves for loss contingencies recorded during the six months ended June 30, 2013.

(e)
Change in other selling, general and administrative costs such as people costs, professional fees, property taxes, commissions, outsourced labor, travel, insurance, occupancy costs and advertising due to focus on operational efficiency.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$27,812	$30,114	$2,302	8%	$54,733	$60,542	$5,809	11%
Amortization expense	16,458	15,501	(957)	(6)%	32,892	31,928	(964)	(3)%
Total	$44,270	$45,615	$1,345	3%	$87,625	$92,470	$4,845	6%

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

The increase in depreciation expense during the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to capital expenditures over the past year related to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The decrease in amortization expense during the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to definite-lived intangible assets becoming fully amortized over the past year.

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
Approximately $48.8 million of goodwill attributable to our Business Services reporting unit and $88.9 million of goodwill attributable to our Consumer Services reporting unit remains as of June 30, 2014. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of our reporting units.

Impairment of long-lived assets. During the six months ended June 30, 2014, we recorded a $10.8 million impairment of property and equipment. The impairment primarily related to $5.3 million recorded during the the three months ended March 31, 2014 for impairment of work in progress for an information technology project not expected to be used and $5.4 million recorded during the the three months ended June 30, 2014 for impairment of additional work in progress and software licenses not expected to be used. The impairments were classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$5,485	$2,762	$(2,723)	(50)%	$10,486	$6,715	$(3,771)	(36)%
Severance, retention and other employee costs	1,101	958	(143)	(13)%	5,689	1,966	(3,723)	(65)%
Facility-related costs	267	1,186	919	344%	1,835	1,202	(633)	(34)%
Transaction-related costs	210	2	(208)	(99)%	315	2	(313)	(99)%
Legacy plan restructuring costs	215	—	(215)	(100)%	215	—	(215)	(100)%
Restructuring, acquisition and integration-related costs	$7,278	$4,908	$(2,370)	(33)%	$18,540	$9,885	$(8,655)	(47)%

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

The decrease in restructuring, acquisition and integration-related costs during the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to a decrease in costs as we completed several acquisition and integration milestones over the past year. In addition, the first quarter of 2013 includes $2.2 million of severance costs and $0.6 million of facility-related costs in connection with restructuring our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the six months ended June 30, 2013. The decreases were partially offset by $1.2 million of facility-related costs during the three and six months ended June 30, 2014 as we exited certain facilities.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Interest expense	$18,092	$14,121	$(3,971)	(22)%	$32,909	$28,193	$(4,716)	(14)%
Interest income	(37)	—	37	(100)%	(85)	(125)	(40)	47%
Other, net	118	(39)	(157)	133%	(95)	(30)	65	(68)%
Total	$18,173	$14,082	(4,091)	(23)%	$32,729	$28,038	$(4,691)	(14)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to lower interest expense resulting from the issuance of 7.375% senior secured notes and repayment of all outstanding principal of our 10.5% ITC^DeltaCom, Inc. notes in May 2013 and a $2.0 million loss on repayment of debt recorded during the three and six months ended June 30, 2013 in connection with the redemption of our ITC^DeltaCom, Inc. notes.

Income tax benefit (provision)

The income tax provision of $0.7 million for the six months ended June 30, 2014 represents an effective rate of (1.5)%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision was due to current year foreign and state tax expense and amortization of intangibles indefinite useful lives. The income tax benefit of $35.4 million for the six months ended June 30, 2013 represents an effective rate of 13%. The difference between the effective tax rate and the federal statutory rate primarily relates to the impairment of non-deductible goodwill, as well as state taxes. The tax benefit was primarily due to net operating loss carryforwards and the impairment of tax deductible goodwill.

As of June 30, 2014, we had deferred tax assets of approximately $319.1 million, of which $265.9 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $322.0 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2014, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Gain (loss) from discontinued operations, net of tax
(Gain) loss from discontinued operations, net of tax, for the three and six months ended June 30, 2013 and 2014 reflects our telecom systems business acquired as part of ITC^DeltaCom. On August 2, 2013, we sold our telecom systems business. We received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

The following table presents summarized results of operations related to our discontinued operations for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$1,920	$—	$5,148	$116
Operating costs and expenses	(2,407)	10	(6,741)	(22)
Income tax benefit (provision)	195	(4)	196	(33)
Gain (loss) from discontinued operations, net of tax	$(292)	$6	$(1,397)	$61

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

Business Services Segment

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$243,308	$234,216	$(9,092)	(4)%	$487,871	$468,219	$(19,652)	(4)%
Segment operating income	30,428	25,827	(4,601)	(15)%	62,560	50,955	(11,605)	(19)%

The decrease in Business Services revenues during the three and six months ended June 30, 2014 compared to the prior year period was due to a decline in revenues for certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. The decrease was partially offset by an increase in revenues from our newer products, including IT services, MPLS and hosted VoIP; an increase due to the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013; and a favorable settlement of working capital adjustments associated with the acquisition of One Communications recorded during 2013.

The decrease in Business Services operating income during the three and six months ended June 30, 2014 was primarily due to the decrease in revenues discussed above and an increase in operating costs for growth services. However, partially offsetting this was a decline in operating costs due to cost synergies realized from the integration of acquired businesses and a decline in cost of revenue for traditional products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Consumer Subscriber Activity
Subscribers at beginning of period	1,095,000	938,000	1,139,000	976,000
Gross organic subscriber additions	27,000	19,000	58,000	41,000
Churn	(67,000)	(64,000)	(142,000)	(124,000)
Subscribers at end of period (a)	1,055,000	893,000	1,055,000	893,000

Consumer Metrics
Average narrowband subscribers (b)	591,000	518,000	602,000	527,000
Average broadband subscribers (b)	484,000	397,000	493,000	409,000
Average consumer subscribers (b)	1,075,000	915,000	1,095,000	936,000

ARPU (c)	$21.74	$22.99	$21.65	$22.52
Churn rate (d)	2.1%	2.3%	2.2%	2.2%
 _________

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$70,093	$63,142	$(6,951)	(10)%	$142,318	$126,459	$(15,859)	(11)%
Segment operating income	33,373	29,108	(4,265)	(13)%	68,152	58,253	(9,899)	(15)%

The decrease in Consumer Services revenues and operating income compared to the prior year periods was primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. In addition, we also experienced an increase in our average cost per subscriber as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase in costs was a shift in the mix to customers with higher costs associated with delivering services. Partially offsetting these decreases was revenue for modem equipment rental we began billing to certain broadband subscribers effective April 2014, net of associated costs.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2013 and 2014:

	Six Months Ended
	June 30,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$43,540	$39,275	$(4,265)	(10)%
Net cash used in investing activities	(58,222)	(48,763)	9,459	(16)%
Net cash used in financing activities	(29,039)	(8,696)	20,343	(70)%
Net decrease in cash and cash equivalents	$(43,721)	$(18,184)	$25,537	(58)%

Operating activities

The decrease in cash provided by operating activities during the six months ended June 30, 2014 compared to the prior year period was primarily due to the overall decrease in revenues as well as a decrease in working capital related to timing of accounts payable, accrued liabilities and prepaid expenses.

Investing activities

The decrease in net cash used in investing activities during the six months ended June 30, 2014 compared to the prior year period was primarily due to a $27.5 million decrease in capital expenditures. During the six months ended June 30, 2013, capital expenditures were $76.9 million and included cash to expand our fiber network and upgrade our network and technology infrastructure, which was substantially complete by the end of 2013. During the six months ended June 30, 2014, capital expenditures were $49.3 million and primarily related to enhancing our network and technology infrastructure and the acquisition of new customers. This decrease in net cash used in investing activities was partially offset by an $18.8 million change in net cash from purchases and sales of marketable securities. During the six months ended June 30, 2013, we generated $18.8 million of cash from sales and maturities of marketable securities, net of purchases.

Financing activities

The decrease in net cash used in financing activities during the six months ended June 30, 2014 compared to the prior year period was primarily due to a $17.8 million decrease in net cash used for debt and capital lease transactions (more fully described below) and a $4.8 million decrease in dividends paid, which was due to the timing of our quarterly dividend payment to shareholders. During the six months ended June 30, 2013 and 2014, cash dividends declared were $0.10 per share. However, our second quarter 2013 payment was paid to shareholders within the quarter and our second quarter 2014 was paid to shareholders subsequent to the quarter in July 2014. These decreases were partially offset by a $2.2 million increase in repurchases of common stock. We repurchased 0.7 million shares of our common stock pursuant to our share repurchase program for $2.2 million during the six months ended June 30, 2014.

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

Capital expenditures. We expect to incur capital expenditures of approximately $105.0 million to $115.0 million during 2014. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in our Business Services segment. One of our key strategies is to grow our MPLS and hosted voice revenue within our Business Services segment. We expect to invest cash in sales and marketing efforts and resources required to support our these services, including investments in marketing and advertising to increase brand awareness.

Dividends. During the six months ended June 30, 2013 and 2014, cash dividends declared were $0.10 per common share. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow we generate from our operations. During the six months ended June 30, 2013 and 2014, we generated $43.5 million and $39.3 million in cash from operations, respectively. As of June 30, 2014, we had $98.5 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. The revolving credit facility contains certain restrictive covenants, and a breach of any of these covenants could limit our ability to incur indebtedness under the facility. As of June 30, 2014, no amounts had been drawn or were outstanding under the senior secured revolving credit facility. We currently have no plans to draw under this facility.

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

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We are currently restricted from repurchasing our common stock and from making dividend payments in excess of our $0.05 per share regular quarterly dividend because we did not maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 during the twelve months ended June 30, 2014. We were in compliance with all covenants as of June 30, 2014. We expect to be in compliance with the maintenance covenants in our credit agreement for 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2014, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock. As of June 30, 2014, we were restricted from repurchasing common stock under restrictions in our senior secured revolving credit facility.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued authoritative guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.

In May 2014, the Financial Accounting Standards Board issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption is prohibited. We are evaluating the impact of implementation of this standard on our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(11,201)	$(21,838)	$(247,616)	$(48,308)
Interest expense and other, net	18,173	14,082	32,729	28,038
Income tax provision (benefit)	(3,329)	374	(35,447)	737
Depreciation and amortization	44,270	45,615	87,625	92,470
Impairment of goodwill and long-lived assets	—	5,437	255,599	10,771
Stock-based compensation expense	4,010	2,335	7,979	7,278
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
(Gain) loss from discontinued operations, net of tax	292	(6)	1,397	(61)
Adjusted EBITDA	$59,493	$50,907	$120,806	$100,810

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(11,201)	$(21,838)	$(247,616)	$(48,308)
Interest expense and other, net	18,173	14,082	32,729	28,038
Income tax provision (benefit)	(3,329)	374	(35,447)	737
Depreciation and amortization	44,270	45,615	87,625	92,470
Impairment of goodwill and long-lived assets	—	5,437	255,599	10,771
Stock-based compensation expense	4,010	2,335	7,979	7,278
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
(Gain) loss from discontinued operations, net of tax	292	(6)	1,397	(61)
Purchases of property and equipment	(34,401)	(25,965)	(76,855)	(49,349)
Unlevered Free Cash Flow	$25,092	$24,942	$43,951	$51,461

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)
Net cash provided by operating activities	$11,696	$17,969	$43,540	$39,275
Income tax provision (benefit)	(3,329)	374	(35,447)	737
Non-cash income taxes	3,356	(242)	35,603	(452)
Interest expense and other, net	18,173	14,082	32,729	28,038
Amortization of debt discount, premium and issuance costs	(462)	(1,022)	(48)	(2,038)
Restructuring, acquisition and integration-related costs	7,278	4,908	18,540	9,885
Changes in operating assets and liabilities	24,566	14,732	26,184	25,169
Purchases of property and equipment	(34,401)	(25,965)	(76,855)	(49,349)
Other, net	(1,785)	106	(295)	196
Unlevered Free Cash Flow	$25,092	$24,942	$43,951	$51,461

Net cash used in investing activities	$(15,471)	$(25,379)	$(58,222)	$(48,763)
Net cash used in financing activities	$(28,473)	$(2,651)	$(29,039)	$(8,696)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2014 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
April 1 through April 30	400	$3.41	400	$66,545
May 1 through May 31	256	3.31	256	65,697
June 1 through June 30	—	—	—	65,697
Total	656		656
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

EARTHLINK HOLDINGS CORP.

Date:	August 6, 2014	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	August 6, 2014	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)