Form 10-Q
period 2014-09-30
EarthLink Holdings Corp.
filed 2014-11-05
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 001-15605

EARTHLINK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-4228084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1170 Peachtree Street NE, Suite 900, Atlanta, Georgia  30309
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2014, 102,344,888 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2014
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,636	$129,612
Accounts receivable, net of allowance of $8,615 and $6,903 as of December 31, 2013 and September 30, 2014, respectively	100,792	105,501
Prepaid expenses	15,945	16,138
Deferred income taxes, net	549	453
Other current assets	13,930	16,110
Total current assets	247,852	267,814
Property and equipment, net	438,321	414,802
Goodwill	139,215	137,770
Other intangible assets, net	155,428	107,546
Other long-term assets	26,502	23,183
Total assets	$1,007,318	$951,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,440	$23,716
Accrued payroll and related expenses	35,041	40,442
Other accrued liabilities	88,225	105,397
Deferred revenue	49,689	45,328
Current portion of long-term debt and capital lease obligations	1,489	1,534
Total current liabilities	207,884	216,417
Long-term debt and capital lease obligations	606,442	606,382
Long-term deferred income taxes, net	2,221	3,483
Other long-term liabilities	28,553	24,298
Total liabilities	845,100	850,580

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 197,491 and 198,559 shares issued as of December 31, 2013 and September 30, 2014, respectively, and 101,876 and 102,280 shares outstanding as of December 31, 2013 and September 30, 2014, respectively	1,975	1,986
Additional paid-in capital	2,047,607	2,038,422
Accumulated deficit	(1,144,975)	(1,195,235)
Treasury stock, at cost, 95,615 shares and 96,279 shares as of December 31, 2013 and September 30, 2014, respectively	(742,389)	(744,638)
Total stockholders’ equity	162,218	100,535
Total liabilities and stockholders’ equity	$1,007,318	$951,115

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands, except per share data) (unaudited)
Revenues	$308,578	$297,745	$938,767	$892,423
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	144,760	135,695	450,564	425,759
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	108,911	105,948	320,469	317,030
Depreciation and amortization	46,689	46,716	134,314	139,186
Impairment of goodwill and long-lived assets	—	589	255,599	11,360
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
Total operating costs and expenses	310,288	290,056	1,189,414	904,328
Income (loss) from operations	(1,710)	7,689	(250,647)	(11,905)
Interest expense and other, net	(13,985)	(13,970)	(46,714)	(42,008)
Loss from continuing operations before income taxes	(15,695)	(6,281)	(297,361)	(53,913)
Income tax benefit	4,582	4,329	40,029	3,592
Loss from continuing operations	(11,113)	(1,952)	(257,332)	(50,321)
Gain (loss) from discontinued operations, net of tax	(225)	—	(1,622)	61
Net loss	$(11,338)	$(1,952)	$(258,954)	$(50,260)

Other comprehensive loss, net of tax:
Unrealized holding losses on investments, net of tax	(1)	—	(12)	—
Other comprehensive loss, net of tax	(1)	—	(12)	—
Comprehensive loss	$(11,339)	$(1,952)	$(258,966)	$(50,260)

Basic and diluted net loss per share
Continuing operations	$(0.11)	$(0.02)	$(2.50)	$(0.49)
Discontinued operations	—	—	(0.02)	—
Basic and diluted net loss per share	$(0.11)	$(0.02)	$(2.52)	$(0.49)
Basic and diluted weighted average common shares outstanding	102,580	102,268	102,835	102,312

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(258,954)	$(50,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134,314	139,186
Impairment of goodwill and long-lived assets	255,599	11,360
Loss on disposals and sales of fixed assets	217	—
Non-cash income taxes	(40,206)	(3,939)
Stock-based compensation	9,218	10,208
Amortization of debt discount, premium and issuance costs	1,044	3,067
Loss on repayment of debt	2,080	—
Other operating activities	(608)	(33)
Decrease (increase) in accounts receivable, net	5,438	(4,694)
Increase in prepaid expenses and other assets	(420)	(616)
Decrease in accounts payable and accrued and other liabilities	(23,117)	(1,032)
Decrease in deferred revenue	(1,175)	(1,909)
Net cash provided by operating activities	83,430	101,338
Cash flows from investing activities:
Purchases of property and equipment	(109,647)	(74,239)
Purchases of marketable securities	(41,209)	—
Sales and maturities of marketable securities	88,060	—
Purchase of business	(16,806)	—
Purchase of customer relationships	(1,195)	—
Change in restricted cash	1,013	(500)
Other investing activities	1,251	586
Net cash used in investing activities	(78,533)	(74,153)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	290,692	—
Repayment of debt and capital lease obligations	(316,046)	(1,125)
Payment of dividends	(15,693)	(10,897)
Repurchases of common stock	(5,604)	(2,210)
Other financing activities	36	23
Net cash used in financing activities	(46,615)	(14,209)
Net (decrease) increase in cash and cash equivalents	(41,718)	12,976
Cash and cash equivalents, beginning of period	157,621	116,636
Cash and cash equivalents, end of period	$115,903	$129,612

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 28,000 route fiber miles, 90 metro fiber rings and secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 13, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2013 and 2014 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2014.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the nine months ended September 30, 2014, the Company recorded $11.4 million for impairment of long-lived assets, which included $5.3 million recorded during the the three months ended March 31, 2014 for impairment of work in progress for an information technology project not expected to be used, $5.4 million recorded during the the three months ended June 30, 2014 for impairment of additional work in progress and software licenses not expected to be used and $0.6 million recorded during the three months ended September 30, 2014 due to other long-lived asset impairments. The impairment losses are classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss.

Recently Adopted Accounting Pronouncement

On January 1, 2014, the Company adopted new guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

In August 2014, the Financial Accounting Standards Board issued authoritative guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements and to provide related footnote disclosures if so. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

3.  Earnings per Share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2014 because such inclusion would have an anti-dilutive effect due to the Company's net loss per share. As of September 30, 2013 and 2014, the Company had 9.5 million and 8.3 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to EarthLink’s restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss.  Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Integration-related costs	$5,192	$1,270	$15,678	$7,985
Severance, retention and other employee costs	4,029	39	9,718	2,005
Facility-related costs	37	(203)	1,872	999
Transaction-related costs	670	2	985	4
Legacy plan restructuring costs	—	—	215	—
Restructuring, acquisition and integration-related costs	$9,928	$1,108	$28,468	$10,993

Restructuring, acquisition and integration-related costs during the three and nine months ended September 30, 2013 and 2014 primarily includes costs incurred in connection with the Company's acquisitions and costs incurred in connection with integrating operating support systems, networks and certain billing systems. Restructuring, acquisition and integration-related costs recorded during the nine months ended September 30, 2013 included costs incurred to restructure the Company's sales organization, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring, which is included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

As of December 31, 2013, the Company had $5.1 million of facility exit and restructuring liabilities, of which $2.9 million was classified as other accrued liabilities and $2.2 million was classified as other long-term liabilities. As of September 30, 2014, the Company had $4.8 million of facility exit and restructuring liabilities, of which $1.2 million was classified as other accrued liabilities and $3.6 million was classified as other long-term liabilities.

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

The following table presents summarized results of operations related to discontinued operations for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$774	$—	$5,922	$116
Operating costs and expenses	(1,036)	—	(7,777)	(22)
Income tax benefit (provision)	37	—	233	(33)
Gain (loss) from discontinued operations, net of tax	$(225)	$—	$(1,622)	$61

6.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2014 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2013
Goodwill	$88,920	$394,873	$483,793
Accumulated impairment loss	—	(344,578)	(344,578)
	88,920	50,295	139,215

Goodwill adjustments	—	(1,445)	(1,445)

Balance as of September 30, 2014
Goodwill	88,920	393,428	482,348
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$48,850	$137,770

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The goodwill adjustment during the nine months ended September 30, 2014 resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013			As of September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$366,651	$(219,030)	$147,621	$365,553	$(262,930)	$102,623
Developed technology and software	26,261	(19,194)	7,067	26,261	(21,521)	4,740
Trade names	9,121	(8,796)	325	9,121	(9,121)	—
Other	1,800	(1,385)	415	1,800	(1,617)	183
	$403,833	$(248,405)	$155,428	$402,735	$(295,189)	$107,546

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2014, the weighted average amortization periods were 5.3 years for customer relationships, 3.8 years for developed technology and software, 3.3 years for trade names and 3.6 years for other identifiable intangible assets.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three and nine months ended September 30, 2013 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Amortization expense	$16,795	$15,500	$49,687	$47,428

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $15.3 million during the remaining three months in the year ending December 31, 2014 and $60.6 million, $29.4 million, $1.8 million and $0.4 million during the years ending December 31, 2015, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

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
7.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013	As of September 30, 2014
	(in thousands)
Accrued taxes and surcharges	$25,628	$22,677
Accrued communications costs	23,602	26,712
Amounts due to customers	9,890	8,907
Accrued interest	5,289	17,414
Accrued dividends	1,397	6,575
Other	22,419	23,112
Total other accrued liabilities	$88,225	$105,397

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

8.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013	As of September 30, 2014
	(in thousands)
EarthLink senior secured notes due June 2020	$300,000	$300,000
EarthLink senior notes due May 2019	300,000	300,000
Unamortized discount on EarthLink senior notes due May 2019	(7,762)	(6,901)
Capital lease obligations	15,693	14,817
Carrying value of debt and capital lease obligations	607,931	607,916
Less current portion of debt and capital lease obligations	(1,489)	(1,534)
Long-term debt and capital lease obligations	$606,442	$606,382

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
Ranking and guaranty. The Senior Secured Notes and the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) are the Company's and the Guarantors' senior secured obligations and rank equally with all of the Company's and the Guarantors' other senior secured indebtedness. The Senior Secured Notes and the guarantees are secured by a first-priority lien on substantially all of EarthLink's assets and the assets of the Guarantors (subject to certain exceptions and permitted liens).
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of September 30, 2014, the Company was in compliance with these covenants.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  The indenture governing the Company's Senior Secured Notes currently permits approximately $74.0 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of September 30, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, dept repayments and investments.  The indenture governing the Company's Senior Notes currently permits approximately $199.2 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of September 30, 2014, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of September 30, 2014. However, $1.8 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of September 30, 2014.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company was in compliance with all covenants as of September 30, 2014 as well as maintaining a consolidated net leverage ratio of not greater than 3.0 to 1.0.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2014, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The Company repurchased 1.1 million shares of its common stock pursuant to its share repurchase program for $5.6 million during the nine months ended September 30, 2013. The Company repurchased 0.7 million shares of its common stock pursuant to its share repurchase program for $2.2 million during the nine months ended September 30, 2014.

Dividends

During the nine months ended September 30, 2013 and 2014, cash dividends declared were $0.15 and $0.15 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $15.7 million and $10.9 million during the nine months ended September 30, 2013 and 2014, respectively. The Company's third quarter 2014 dividend was paid subsequent to the quarter in October 2014. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

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

Stock-based compensation expense was $1.2 million and $2.9 million during the three months ended September 30, 2013 and 2014, respectively, and $9.2 million and $10.2 million during the nine months ended September 30, 2013 and 2014, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

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

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2013	5,570	$7.33
Granted	300	4.97
Forfeited and expired	(3,359)	7.14
Outstanding as of September 30, 2014	2,511	7.31	6.3	$—
Vested and expected to vest as of September 30, 2014	2,320	7.31	6.3	—
Exercisable as of September 30, 2014	1,237	8.41	4.2	—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2014 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2014. As of September 30, 2014, there was $1.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the status of the Company’s stock options as of September 30, 2014:

						Stock Options
Stock Options Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	9.3	$4.97	—	$—
6.08	to	6.08	845	8.4	6.08	211	6.08
6.90	to	7.32	90	2.4	7.06	90	7.06
7.51	to	7.51	577	7.4	7.51	289	7.51
7.64	to	11.82	699	2.1	9.66	647	9.76
4.97	to	11.82	2,511	6.3	7.31	1,237	8.41

The fair value of stock options granted during the nine months ended September 30, 2013 and 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2013	2014
Dividend yield	3.29%	4.02%
Expected volatility	31.20%	46.77%
Risk-free interest rate	0.88%	1.60%
Expected life	5 years	5 years

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2014 was $1.19 per share and $1.48 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2013	3,936	$6.80
Granted	4,572	4.16
Vested	(1,823)	7.11
Forfeited	(883)	5.77
Outstanding as of September 30, 2014	5,802	$4.78

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2013 and 2014 was $6.07 and $4.16, respectively.  As of September 30, 2014, there was $17.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2013 and 2014 was $5.3 million and $7.7 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

11.  Income Taxes

During the nine months ended September 30, 2014, the Company recorded an income tax benefit of $3.6 million, including an income tax benefit of $4.4 million for discrete items, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 6.7%. During the nine months ended September 30, 2013, the Company recorded an income tax benefit of $40.0 million, resulting in an effective tax rate for the nine months ended September 30, 2013 of approximately 13.0%.

The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets and reduction of liabilities for uncertain tax positions. The income tax benefit for the nine months ended September 30, 2014 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete benefit primarily for expirations of statutes related to uncertain tax positions of $4.4 million including related interest and penalties.

As of September 30, 2014, the Company had a valuation allowance of $325.5 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2014, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2014 is as follows:

Nine Months Ended
September 30, 2014
(in thousands)
Balance as of December 31, 2013	$21,628
Reductions as a result of a lapse of statute of limitations	(3,481)
Balance as of September 30, 2014	$18,147

As of September 30, 2014, $0.3 million of interest and $0.1 million of penalties associated with uncertain tax positions had been accrued. Within the next twelve months, it is reasonably possible that approximately $1.1 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

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

The estimated fair value of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013		As of September 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$303,663	$300,000	$305,250
Senior Notes	292,238	304,470	293,099	300,000
Total debt, excluding capital leases	$592,238	$608,133	$593,099	$605,250

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated loss from operations for the three and nine months ended September 30, 2013 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Business Services
Revenues	$240,626	$237,054	$728,497	$705,273
Cost of revenues (excluding depreciation and amortization)	121,429	113,785	378,946	358,604
Gross margin	119,197	123,269	349,551	346,669
Direct segment operating expenses	86,856	88,078	254,650	260,523
Segment operating income	$32,341	$35,191	$94,901	$86,146
Consumer Services
Revenues	$67,952	$60,691	$210,270	$187,150
Cost of revenues (excluding depreciation and amortization)	23,331	21,910	71,618	67,155
Gross margin	44,621	38,781	138,652	119,995
Direct segment operating expenses	12,739	10,573	38,618	33,534
Segment operating income	$31,882	$28,208	$100,034	$86,461
Consolidated
Revenues	$308,578	$297,745	$938,767	$892,423
Cost of revenues	144,760	135,695	450,564	425,759
Gross margin	163,818	162,050	488,203	466,664
Direct segment operating expenses	99,595	98,651	293,268	294,057
Segment operating income	64,223	63,399	194,935	172,607
Depreciation and amortization	46,689	46,716	134,314	139,186
Impairment of goodwill and long-lived assets	—	589	255,599	11,360
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
Corporate operating expenses	9,316	7,297	27,201	22,973
Income (loss) from operations	$(1,710)	$7,689	$(250,647)	$(11,905)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and nine months ended September 30, 2013 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Business Services
Retail services	$199,389	$189,122	$599,901	$573,028
Wholesale services	36,338	42,788	114,280	117,200
Other services	4,899	5,144	14,316	15,045
Total revenues	240,626	237,054	728,497	705,273
Consumer Services
Access services	56,999	49,516	176,735	154,665
Value-added services	10,953	11,175	33,535	32,485
Total revenues	67,952	60,691	210,270	187,150
Total Revenues	$308,578	$297,745	$938,767	$892,423

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

14. Commitments and Contingencies

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. The Company recorded a $2.2 million liability during the three and nine months ended September 30, 2014 for a loss contingency that became probable and estimable during the period.
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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that the fees for services are determinable and it is reasonably assured of the collection of amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $6.8 million of net favorable disputes related to its billings to other carriers during the three and nine months ended September 30, 2014, which is included in Business Services revenues in the Condensed Consolidated Statements of Comprehensive Loss.
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $5.6 million for unrecorded disputed amounts. The Company's disputes also include the claw-back of amounts which were historically overpaid. The Company recognized $4.7 million and $9.6 million, respectively, for favorable disputes with telecommunication vendors during the three and nine months ended September 30, 2014, which is included in Business Services cost of revenues in the Condensed Consolidated Statements of Comprehensive Loss.
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
Leases
During the nine months ended September 30, 2014, the Company entered into a new non-cancelable operating lease. As of September 30, 2014, minimum lease commitments under the Company's non-cancelable leases increased by approximately $1.1 million during the year ending December 2015, $1.8 million during the years ending December 2016, 2017 and 2018 and $6.5 million thereafter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. EarthLink disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Cautionary Note Concerning Factors That May Affect Future Results” in this Item 2.

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

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and IT services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 28,000 route miles of fiber, 90 metro fiber rings and secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

General Developments in our Business

Key developments in our business during the nine months ended September 30, 2014 are described below:

•
Generated revenues of $892.4 million, a 5% decrease compared to the nine months ended September 30, 2013, consisting of a $23.2 million decrease in Business Services revenue and a $23.1 million decrease in Consumer Services revenue. The decreases were primarily driven by declines in traditional voice and data products. However, partially offsetting these declines were several favorable items, including sales of growth products for our Business Services, the inclusion of revenues from CenterBeam, Inc. ("CenterBeam") which we acquired in July 2013, favorable dispute settlements related to our billings to other carriers for access to our network, targeted rate increases and new fees for modem equipment rental on certain Consumer Services subscribers.

•	Generated a net loss of $50.3 million, which reflects a decrease in Adjusted EBITDA, as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $159.8 million, a decrease from $177.0 million in the prior year period primarily due to the decrease in revenues from traditional voice and data products, offset by reduced costs.

•	Generated cash flows from operating activities of $101.3 million, an increase from $83.4 million during the nine months ended September 30, 2013.

•	Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of

$85.6 million, an increase from $67.3 million in prior year period primarily due to reduced capital expenditures, offset by the decrease in Adjusted EBITDA noted above.

•
Declared dividends of $0.15 per share, resulting in $10.9 million of dividend payment to shareholders during the nine months ended September 30, 2014 and $5.1 million of dividend payments to shareholders in October 2014.

•	Repurchased 0.7 million shares of our common stock pursuant to our share repurchase program for $2.2 million.

Developments in our Business Strategy

Our business strategy has been to be the premier communications and IT services provider for mid-market and enterprise customers. After our new Chief Executive Officer joined us in the first quarter of 2014, we conducted a thorough review of our strategy.

We currently have a broad portfolio of products and services. In our Business Services segment, these include: managed network services, traditional voice and data services for small business customers, carrier and transport services, and cloud and IT services. We also operate a Consumer Services business. In connection with our review of our strategy, we analyzed these products and services to establish a more focused direction for our company and to align our organization, operations and investments accordingly.

The primary result of this analysis is that we believe we should leverage our core strengths and focus our business strategy on growing our managed network services to distributed multi-location customers, as we have successfully been doing in the retail industry. We will support our managed network services with a relevant set of cloud and IT services.

Other features of our developing business strategy include the following:

•	Increasing cash flow in our traditional voice and data services through a lower and more variable cost structure, as we have successfully done in our consumer business.

•	Managing our investment in cloud and IT services and in data centers to invest in services that are most relevant to our managed network services business.

•
Simplifying and rationalizing our product portfolio in our Business Services segment in order to be better able to invest in core products such as Multiprotocol Label Switching (“MPLS”) and hosted voice.

•	Reviewing our addressable market in order to align our business around customer segments and to focus on the highest growth segments.

•	Increasing our emphasis on selling transport services.

•
Evaluating product portfolio alternatives that could further simplify our business and accelerate our development, which could lead us to discontinue or divest non-strategic products, assets or customers.

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
Traditional Business Services revenues. Our traditional voice and data business service revenues, specifically traditional voice and lower-end, single site broadband services, have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. We have also experienced an increase in churn for these retail products, especially as customers come out of contract term and as we implement targeted price increases. To counteract trends in our Business Services revenues, we are focused on building long-term customer relationships, offering customers a bundle that includes our growth services and focusing on larger, more complex customers who have a lower churn profile. We are focused on providing managed network services and relevant cloud and IT services. As a result, sales in our growth products have increased and the mix of new sales is shifting towards our growth products. We are also taking steps to lower the cost structure of our Business Services operations.
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
Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. Revenues may also be adversely impacted by churn, competition, regulatory changes, timing and market acceptance of our newer products and services, shifting patterns of use, convergence of technology and general economic conditions. However, to counteract these pressures, we are focusing on growing our managed network products and services and improving operating efficiency. We are also focused on growing our wholesale services as we capitalize on new and unique fiber routes within our footprint. As a result, we expect the mix of our retail Business Service revenues to change over time, from traditional products to growth products and services. As our product mix shifts towards growth products, revenues may be impacted in the near term by longer sales cycles and installations and higher costs to deliver these services. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn and revenue decline to continue to decline as our customer base becomes longer tenured.
Consolidated Results of Operations

The following table sets forth statement of operations data for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$308,578	$297,745	$938,767	$892,423
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	144,760	135,695	450,564	425,759
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	108,911	105,948	320,469	317,030
Depreciation and amortization	46,689	46,716	134,314	139,186
Impairment of goodwill and long-lived assets	—	589	255,599	11,360
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
Total operating costs and expenses	310,288	290,056	1,189,414	904,328
Income (loss) from operations	(1,710)	7,689	(250,647)	(11,905)
Interest expense and other, net	(13,985)	(13,970)	(46,714)	(42,008)
Loss from continuing operations before income taxes	(15,695)	(6,281)	(297,361)	(53,913)
Income tax benefit	4,582	4,329	40,029	3,592
Loss from continuing operations	(11,113)	(1,952)	(257,332)	(50,321)
Gain (loss) from discontinued operations, net of tax	(225)	—	(1,622)	61
Net loss	$(11,338)	$(1,952)	$(258,954)	$(50,260)

Revenues

The following table presents revenues by groups of similar services and by segment for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Business Services
Retail services	$199,389	$189,122	$(10,267)	(5)%	$599,901	$573,028	$(26,873)	(4)%
Wholesale services	36,338	42,788	6,450	18%	114,280	117,200	2,920	3%
Other	4,899	5,144	245	5%	14,316	15,045	729	5%
Total revenues	240,626	237,054	(3,572)	(1)%	728,497	705,273	(23,224)	(3)%
Consumer Services
Access services	56,999	49,516	(7,483)	(13)%	176,735	154,665	(22,070)	(12)%
Value-added services	10,953	11,175	222	2%	33,535	32,485	(1,050)	(3)%
Total revenues	67,952	60,691	(7,261)	(11)%	210,270	187,150	(23,120)	(11)%
Total revenues	$308,578	$297,745	$(10,833)	(4)%	$938,767	$892,423	$(46,344)	(5)%

Business Services

Retail Services. Retail services include data, voice and IT services (including data centers, virtualization, security, applications, premises-based solutions, managed solutions and support services) provided to business customers. The following table presents the primary reasons for the change in Business Services retail revenues for the three and nine months ended September 30, 2014 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in millions)
Due to decline in traditional voice and data products (a)	$(16.8)	$(54.5)
Due to growth products (b)	5.4	15.5
Due to CenterBeam acquisition (c)	—	8.3
Due to IT services (d)	0.7	3.4
Due to favorable settlements in current year (e)	0.4	0.4
Total change in retail services revenues	$(10.3)	$(26.9)
______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services. These decreases were partially offset by the targeted price increases implemented during the year.

(b)	Increase due to sales of growth products, including MPLS and hosted Voice-over-Internet Protocol (“VoIP”).

(c)	Increase due to the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013.

(d)	Increase primarily due to new IT services product launches over the past year to expand our IT services portfolio.

(e)	Increase due to favorable dispute settlements related to our billings to other carriers for access to our network, for which revenue had not been previously recognized.

Wholesale Services. Wholesale services includes the sale of transmission capacity to other telecommunications carriers and businesses. The following table presents the primary reasons for the change in wholesale services revenues during the three and nine months ended September 30, 2014 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in millions)
Due to net favorable settlements in current year (a)	$6.4	$6.4
Due to favorable adjustment in prior year (b)	—	(1.2)
Due to other changes (c)	0.1	(2.3)
Total change in wholesale services revenues	$6.5	$2.9
______________

(a)	Increase due to net favorable dispute settlements related to our billings to other carriers for access to our network, for which revenue had not been previously recognized.

(b)
Decrease due to a $1.2 million favorable adjustment recognized during the nine months ended September 30, 2013 associated with the One Communications Corp. ("One Communications") acquisition. During the first quarter of 2013, an arbitrator made a final decision with respect to post-closing working capital adjustments relating to the acquisition.

(c)	Decrease primarily due to an increase in customer churn, partially offset by an increase in transport and usage revenues as we capitalize on unique fiber routes.

Other Services. Other services consists primarily of web hosting and certain equipment-related revenue. The increase in other services revenues during the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to an increase in equipment-related revenues, partially offset by a decrease in web hosting revenues due to a decline in average web hosting accounts.

Consumer Services

Access services. Access services include narrowband access services (including traditional, fully-featured narrowband access and value-priced narrowband access) and broadband access services (including high-speed access via DSL and cable and VoIP). Access service revenues primarily consist of recurring monthly charges for narrowband and broadband access services.

The decrease in consumer access revenues during the three and nine months ended September 30, 2014 compared to the prior year periods was due to a decrease in narrowband access and broadband access revenues. This was primarily due to a decrease in average consumer access subscribers, which decreased from 1.0 million and 1.1 million during the three and nine months ended September 30, 2013, respectively, to 0.9 million during the three and nine months ended September 30, 2014.  The decrease in average consumer access subscribers resulted from limited sales and marketing activities, the continued maturation of and competition in the market for Internet access and competitive pressures in the industry. However, we continue to focus on the retention of customers and on marketing channels that we believe will produce an acceptable rate of return. Partially offsetting the decrease in revenues during the three and nine months ended September 30, 2014 compared to the prior year periods was an increase in average revenue per subscriber due to targeted price increases implemented over the past year and a change in mix of subscribers. In addition, effective April 2014 we began billing certain broadband subscribers for modem equipment rental. As a result of the price increases, our monthly consumer subscriber churn rates remained constant at 2.2% during the three and nine months ended September 30, 2013 and 2014.

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

The decrease in value-added services revenues during the nine months ended September 30, 2014 compared to the prior year period was due primarily to a decrease in revenues from our security and home networking services and a decrease in search and advertising revenues. These decreases were attributable to the overall decline in average consumer subscribers.

Cost of revenues

The following table presents cost of revenues by segment for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Business Services	$121,429	$113,785	$(7,644)	(6)%	$378,946	$358,604	$(20,342)	(5)%
Consumer Services	23,331	21,910	(1,421)	(6)%	71,618	67,155	(4,463)	(6)%
Total cost of revenues	$144,760	$135,695	$(9,065)	(6)%	$450,564	$425,759	$(24,805)	(6)%

Business Services

Cost of revenues for our Business Services segment primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of providing IT services; and the cost of equipment sold to customers.

The following table presents the primary reasons for the change in Business Services cost of revenues for the three and nine months ended September 30, 2014 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in millions)
Due to decline in traditional voice and data products, offset by growth (a)	$(11.1)	$(25.5)
Due to change in favorable dispute adjustments (b)	(3.7)	(6.9)
Due to favorable USF adjustments in the current year (c)	—	(0.8)
Due to change in reserves for regulatory audits (d)	7.2	7.2
Due to favorable settlements in the prior year (e)	—	2.7
Due to CenterBeam acquisition (f)	—	3.0
Total change in Business Services cost of revenues	$(7.6)	$(20.3)
______________

(a)
Decrease due to decline in certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting, partially offset by sales of growth products which include MPLS and hosted VoIP. Also contributing is reduced costs from optimizing our cost structure.

(b)	Decrease due to change in estimates for favorable dispute settlements with telecommunication vendors during the three and nine months ended September 30, 2014 compared to the prior year periods.

(c)	Decrease due to a $0.8 million favorable adjustment related to Universal Service Fund payments during the nine months ended September 30, 2014.

(d)
Increase due to a $7.2 million favorable adjustment recorded in the third quarter of 2013 to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company.

(e)
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

(f)	Increase due to inclusion of CenterBeam cost of revenues beginning in July 2013.

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

The decreases in Consumer Services cost of revenues during the three and nine months ended September 30, 2014 compared to the prior year periods were primarily due to the decline in average consumer services subscribers. Partially offsetting the decrease was an increase in our average cost per subscriber. This was due to costs associated with modem equipment rental revenue which we began billing to certain broadband customers beginning in April 2014. In addition, our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase was a shift in the mix to customers with higher costs associated with delivering services.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollar	Percent	2013	2014	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$108,911	$105,948	$(2,963)	(3)%	$320,469	$317,030	$(3,439)	(1)%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and nine months ended September 30, 2014 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in millions)
Due to change in favorable settlements and adjustments (a)	$(1.3)	$2.8
Due to acquisition of CenterBeam (b)	—	2.6
Due to reserves for loss contingencies (c)	1.9	(1.1)
Due to bad debt and payment processing (d)	(1.0)	(1.7)
Due to decrease in other selling, general and administrative costs (e)	(2.6)	(6.0)
Total change in selling, general and administrative expenses	$(3.0)	$(3.4)
______________

(a)
Change due to favorable settlements in the prior year including: a $1.1 million favorable adjustment recognized during the nine months ended September 30, 2013 for an arbitrator's final decision with respect to post-closing working capital adjustments relating to the One Communications acquisition; a $1.7 million favorable adjustment recognized during the nine months ended September 30, 2013 for resolution of a state sales and use tax audit; and a $1.3 million favorable adjustment recognized during the nine months ended September 30, 2013 related to the release of unused employee-related accruals. These were partially offset by a $1.3 million favorable settlement during the three and nine months ended September 30, 2014 for resolution of a state sales audit.

(b)	Increase due to the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

(c)
Change in reserves for loss contingencies due to a $2.2 million increase in reserves during the three and nine months ended September 30, 2014 and a $0.3 million and $3.3 million increase in reserves during the three and nine months ended September 30, 2013, respectively.

(d)	Decrease in bad debt and payment processing expenses.

(e)	Decrease in other selling, general and administrative costs such as people costs, professional fees, property taxes, commissions, outsourced labor, travel, insurance, occupancy costs and advertising.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$29,894	$31,216	$1,322	4%	$84,627	$91,758	$7,131	8%
Amortization expense	16,795	15,500	(1,295)	(8)%	49,687	47,428	(2,259)	(5)%
Total	$46,689	$46,716	$27	—%	$134,314	$139,186	$4,872	4%

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

The increase in depreciation expense during the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to capital expenditures over the past year related to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The decrease in amortization expense during the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to definite-lived intangible assets becoming fully amortized over the past year.

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
Approximately $48.9 million of goodwill attributable to our Business Services reporting unit and $88.9 million of goodwill attributable to our Consumer Services reporting unit remains as of September 30, 2014. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of our reporting units.

Impairment of long-lived assets. During the nine months ended September 30, 2014, we recorded $11.4 million for impairment of long-lived assets. The impairment primarily related to $5.3 million recorded during the the three months ended March 31, 2014 for impairment of work in progress for an information technology project not expected to be used, $5.4 million recorded during the the three months ended June 30, 2014 for impairment of additional work in progress and software licenses not expected to be used and $0.6 million recorded during the the three months ended September 30, 2014 for other impairments. The impairments were classified within impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$5,192	$1,270	$(3,922)	(76)%	$15,678	$7,985	$(7,693)	(49)%
Severance, retention and other employee costs	4,029	39	(3,990)	(99)%	9,718	2,005	(7,713)	(79)%
Facility-related costs	37	(203)	(240)	(649)%	1,872	999	(873)	(47)%
Transaction-related costs	670	2	(668)	(100)%	985	4	(981)	(100)%
Legacy plan restructuring costs	—	—	—	—%	215	—	(215)	(100)%
Restructuring, acquisition and integration-related costs	$9,928	$1,108	$(8,820)	(89)%	$28,468	$10,993	$(17,475)	(61)%

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

The decrease in restructuring, acquisition and integration-related costs during the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to a decrease in costs as we completed several acquisition and integration milestones over the past year. In addition, the nine months ended September 30, 2013 includes $2.2 million of severance costs and $0.6 million of facility-related costs in connection with restructuring our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some offices closing. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the nine months ended September 30, 2013.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Interest expense	$13,785	$13,957	$172	1%	$46,694	$42,150	$(4,544)	(10)%
Interest income	—	—	—	—%	(85)	(125)	(40)	47%
Other, net	200	13	(187)	94%	105	(17)	(122)	(116)%
Total	$13,985	$13,970	(15)	—%	$46,714	$42,008	$(4,706)	(10)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the nine months ended September 30, 2014 compared to the prior year period was primarily due to lower interest expense resulting from the issuance of 7.375% senior secured notes and repayment of all outstanding principal of our 10.5% ITC^DeltaCom Notes (the "ITC^DeltaCom Notes") in May 2013 and a $2.0 million loss on repayment of debt recorded during the nine months ended September 30, 2013 in connection with the redemption of our ITC^DeltaCom Notes.

Income tax benefit

The income tax benefit of $3.6 million for the nine months ended September 30, 2014 represents an effective rate of 6.7%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets and reduction of liabilities for uncertain tax positions. The net income tax benefit includes tax expense for includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete benefit primarily for expirations of statutes related to uncertain tax positions of $4.4 million including related interest and penalties. The income tax benefit of $40.0 million for the nine months ended September 30, 2013 represents an effective rate of 13.0%. The difference between the effective tax rate and the federal statutory rate primarily relates to the impairment of non-deductible goodwill, as well as state taxes. The tax benefit was primarily due to net operating loss carryforwards and the impairment of tax deductible goodwill.

As of September 30, 2014, we had deferred tax assets of approximately $322.5 million, of which $267.7 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $325.5 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2014, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Gain (loss) from discontinued operations, net of tax
(Gain) loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2013 and 2014 reflects our telecom systems business acquired as part of ITC^DeltaCom. On August 2, 2013, we sold our telecom systems business. We received $0.6 million of cash and recorded an $0.8 million receivable for contingent consideration expected to be received over the next four years. No gain or loss was recognized on the sale. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

The following table presents summarized results of operations related to our discontinued operations for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Revenues	$774	$—	$5,922	$116
Operating costs and expenses	(1,036)	—	(7,777)	(22)
Income tax benefit (provision)	37	—	233	(33)
Gain (loss) from discontinued operations, net of tax	$(225)	$—	$(1,622)	$61

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

Business Services Segment

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$240,626	$237,054	$(3,572)	(1)%	$728,497	$705,273	$(23,224)	(3)%
Segment operating income	32,341	35,191	2,850	9%	94,901	86,146	(8,755)	(9)%

The decrease in Business Services revenues during the three and nine months ended September 30, 2014 compared to the prior year period was due to a decline in revenues for certain traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting resulting from competitive pressures in industry and increased customer churn. The decrease was partially offset by an increase in revenues from our growth products, including MPLS, hosted VoIP and IT services; an increase due to the inclusion of revenues from the acquisition of CenterBeam beginning in July 2013; favorable dispute settlements related to our billings to other carriers for access to our network for which revenue had not been previously recognized; and targeted rate increases implemented during the year.

The increase in Business Services operating income during the three months ended September 30, 2014 compared to the prior year period was primarily due to the favorable dispute settlements in both Business Services revenues and Business Services cost of revenues. The decrease in Business Services operating income during the nine months ended September 30, 2014 compared to the prior year period was primarily due to the decrease in revenues discussed above. However, partially offsetting this was a decline in operating costs and favorable dispute adjustments with telecommunications providers.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Consumer Subscriber Activity
Subscribers at beginning of period	1,055,000	893,000	1,139,000	976,000
Gross organic subscriber additions	27,000	18,000	85,000	59,000
Churn	(69,000)	(57,000)	(211,000)	(181,000)
Subscribers at end of period (a)	1,013,000	854,000	1,013,000	854,000

Consumer Metrics
Average narrowband subscribers (b)	571,000	501,000	591,000	518,000
Average broadband subscribers (b)	463,000	372,000	483,000	397,000
Average consumer subscribers (b)	1,034,000	873,000	1,074,000	915,000

ARPU (c)	$21.91	$23.18	$21.74	$22.73
Churn rate (d)	2.2%	2.2%	2.2%	2.2%
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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2014	Dollars	Percent	2013	2014	Dollars	Percent
	(dollars in thousands)
Segment revenues	$67,952	$60,691	$(7,261)	(11)%	$210,270	$187,150	$(23,120)	(11)%
Segment operating income	31,882	28,208	(3,674)	(12)%	100,034	86,461	(13,573)	(14)%

The decrease in Consumer Services revenues and operating income compared to the prior year periods was primarily due to the continued maturation of and competition in the market for consumer Internet access and competitive pressures in the industry. In addition, we also experienced an increase in our average cost per subscriber as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase in costs was a shift in the mix of customers to certain customer that have higher costs associated with delivering services. Partially offsetting these decreases was revenue for modem equipment rental we began billing to certain broadband subscribers effective April 2014, net of associated costs, and additional revenue due to targeted price increases.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2013 and 2014:

	Nine Months Ended
	September 30,		Change
	2013	2014	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$83,430	$101,338	$17,908	21%
Net cash used in investing activities	(78,533)	(74,153)	4,380	(6)%
Net cash used in financing activities	(46,615)	(14,209)	32,406	(70)%
Net (decrease) increase in cash and cash equivalents	$(41,718)	$12,976	$54,694	(131)%

Operating activities

The increase in cash provided by operating activities during the nine months ended September 30, 2014 compared to the prior year period was primarily due to reduced payables resulting from favorable disputes with vendors, improved collection efforts on accounts receivables and a decrease in cash interest paid.

Investing activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2014 compared to the prior year period was primarily due to a $35.4 million decrease in capital expenditures and a $16.8 million decrease in cash used for acquisitions. During the nine months ended September 30, 2013, capital expenditures were $109.6 million and included cash to expand our fiber network and upgrade our network and technology infrastructure, which was substantially complete by the end of 2013. During the nine months ended September 30, 2014, capital expenditures were $74.2 million and primarily related to enhancing our network and technology infrastructure and the acquisition of new customers. The decrease in net cash used in investing activities was partially offset by a $46.9 million change in net cash from purchases and sales of marketable securities, as we generated $46.9 million of cash from sales and maturities of marketable securities, net of purchases during the nine months ended September 30, 2013.

Financing activities

The decrease in net cash used in financing activities during the nine months ended September 30, 2014 compared to the prior year period was primarily due to a $24.2 million decrease in net cash used for debt and capital lease transactions (more fully described below), a $4.8 million decrease in dividends paid and a $3.4 million decrease in repurchases of common stock. The decrease in dividends paid was due to the timing of our quarterly dividend payment to shareholders. During the nine months ended September 30, 2013 and 2014, cash dividends declared were $0.15 per share. However, our third quarter 2013 payment was paid to shareholders within the quarter and our third quarter 2014 was paid to shareholders subsequent to the quarter in October 2014. We repurchased 1.1 million shares of our common stock pursuant to our share repurchase program for $5.6 million during the nine months ended September 30, 2013, compared to 0.7 million shares of our common stock pursuant to our share repurchase program for $2.2 million during the nine months ended September 30, 2014.

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

Capital expenditures. We expect to incur capital expenditures of approximately $100.0 million to $105.0 million during 2014. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Investments in our Business Services segment. One of our key strategies is to grow our MPLS and hosted voice revenue within our Business Services segment. We expect to invest cash in sales and marketing efforts and resources required to support our these services, including investments in marketing and advertising to increase brand awareness.

Dividends. During the nine months ended September 30, 2013 and 2014, cash dividends declared were $0.15 per common share. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2013 and 2014, we generated $83.4 million and $101.3 million in cash from operations, respectively. As of September 30, 2014, we had $129.6 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. The revolving credit facility contains certain restrictive covenants, and a breach of any of these covenants could limit our ability to incur indebtedness under the facility. As of September 30, 2014, no amounts had been drawn or were outstanding under the senior secured revolving credit facility. We currently have no plans to draw under this facility.

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

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We expect to be in compliance with the maintenance covenants in our credit agreement for the remainder of 2014. We were in compliance with all covenants as of September 30, 2014 as well as maintaining a consolidated net leverage ratio of not greater than 3.0 to 1.0.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2014, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

In August 2014, the Financial Accounting Standards Board issued authoritative guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements and to provide related footnote disclosures if so. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(11,338)	$(1,952)	$(258,954)	$(50,260)
Interest expense and other, net	13,985	13,970	46,714	42,008
Income tax benefit	(4,582)	(4,329)	(40,029)	(3,592)
Depreciation and amortization	46,689	46,716	134,314	139,186
Impairment of goodwill and long-lived assets	—	589	255,599	11,360
Stock-based compensation expense	1,238	2,930	9,218	10,208
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
(Gain) loss from discontinued operations, net of tax	225	—	1,622	(61)
Adjusted EBITDA	$56,145	$59,032	$176,952	$159,842

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(11,338)	$(1,952)	$(258,954)	$(50,260)
Interest expense and other, net	13,985	13,970	46,714	42,008
Income tax benefit	(4,582)	(4,329)	(40,029)	(3,592)
Depreciation and amortization	46,689	46,716	134,314	139,186
Impairment of goodwill and long-lived assets	—	589	255,599	11,360
Stock-based compensation expense	1,238	2,930	9,218	10,208
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
(Gain) loss from discontinued operations, net of tax	225	—	1,622	(61)
Purchases of property and equipment	(32,792)	(24,890)	(109,647)	(74,239)
Unlevered Free Cash Flow	$23,353	$34,142	$67,305	$85,603

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Net cash provided by operating activities	$39,890	$62,063	$83,430	$101,338
Income tax benefit	(4,582)	(4,329)	(40,029)	(3,592)
Non-cash income taxes	4,603	4,391	40,206	3,939
Interest expense and other, net	13,985	13,970	46,714	42,008
Amortization of debt discount, premium and issuance costs	(996)	(1,029)	(1,044)	(3,067)
Restructuring, acquisition and integration-related costs	9,928	1,108	28,468	10,993
Changes in operating assets and liabilities	(6,910)	(16,918)	19,274	8,251
Purchases of property and equipment	(32,792)	(24,890)	(109,647)	(74,239)
Other, net	227	(224)	(67)	(28)
Unlevered Free Cash Flow	$23,353	$34,142	$67,305	$85,603

Net cash used in investing activities	$(20,311)	$(25,390)	$(78,533)	$(74,153)
Net cash used in financing activities	$(17,576)	$(5,513)	$(46,615)	$(14,209)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EARTHLINK HOLDINGS CORP.

Date:	November 5, 2014	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	November 5, 2014	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)