Form 10-K
period 2014-12-31
EarthLink Holdings Corp.
filed 2015-02-20
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
Commission File Number: 001-15605
EARTHLINK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-4228084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1170 Peachtree St., Suite 900, Atlanta, Georgia  30309
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2014 was $377.3 million. As of January 30, 2015, 102,303,128 shares of common stock, $0.01 par value per share, were outstanding.
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on April 28, 2015 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK HOLDINGS CORP.
Annual Report on Form 10-K
For the Year Ended December 31, 2014

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
PART I

Item 1.    Business.

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and managed services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber, 90 metro fiber rings and secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

Our corporate offices are located at 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.net.

History

We were incorporated in 2013 as a Delaware corporation through the creation of a new holding company structure. We began in 1994 as a provider of nationwide Internet access and related value-added services to residential customers. In 1996, we first expanded into the small to mid-sized business market by introducing business-class Internet access and web hosting services to businesses nationwide. In 2006, we expanded into the enterprise business market by acquiring a provider of managed IP-based network solutions to businesses nationwide. As the market for consumer Internet access began to mature, we began to manage this business for cash and seek growth opportunities. During 2010 through 2013, we acquired eight companies which transformed our business from being primarily an Internet services provider to residential customers into a network, communications and IT services provider for business customers. During that time we were focused on integrating our acquired businesses and managing a broad portfolio of products and services. During 2014, we established a more focused strategy for our company and began our transformation into a leading managed network, security and cloud services provider.

Business Strategy

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a market opportunity for managed services due to the changing technological and business landscape, which is experiencing increased demand for data and driving towards more software based solutions. Evolving security threats, changing regulatory standards, increased use of outsourcing and tightening budgets are also contributing to businesses' needs for managed services. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Align our organization and operating model around four customer categories. We are in the process of aligning our organization around four distinct customer categories, which are consumer, small business, mid-market/enterprise and wholesale. We believe this will target our resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are currently making various organization changes and implementing value-optimizing strategies for each customer category.

•
Optimize our cost structure and cash flows. We are focused on optimizing the cost structure of our business and maximizing the cash flows generated from our business through a lower and more variable cost structure, including reducing the cost structure for our traditional voice and data products provided to small businesses. This includes managing our cost of revenues and operating expenses, streamlining our internal processes and aligning our workforce to current revenue trends.

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice and managed services (Managed IP VPN, Managed Network, Managed Security and Managed Cloud, among others). We are focused on investing in products, marketing and sales to support these growth products. We are simplifying and rationalizing our suite of products to focus on products that are strategically aligned with being a managed network services provider.

•
Evaluate potential strategic transactions. We continue to evaluate our business, which could lead us to discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business. In addition, we continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted corporate acquisitions, when available at the right economics, can be an effective means for growth and targeted capability building.

Segment and Product Summary

Below is a summary of our reportable segments, the customer categories in each, a description of the related customer base and our value-optimizing strategies for each:

Segment	Customer Category	Description of Customer Base	Strategy
Business Services	Small Business	Small, often single site businesses	Manage for cash

	Mid-Market/Enterprise	Distributed multi-site businesses	Invest in growth
(Managed Services)

	Wholesale	Telecommunications providers and	Consider growth alternatives
	(Carrier/Transport)	large enterprises

Consumer Services	Consumer	Individuals	Manage for cash

Business Services Segment

Our Business Services segment provides a broad range of data, voice and managed services to retail and wholesale customers. Retail customers include both small, often single site businesses and distributed multi-site businesses. Wholesale customers include telecommunications providers and large enterprises. We derived approximately 76%, 78% and 79% of our revenues during the years ended December 31, 2012, 2013 and 2014, respectively, from our Business Services segment.

Products and Services

Data Services. We offer a broad range of data and Internet services to business customers, including MPLS, which provides customers a private and secure nationwide IP-based network to transfer voice, video and data between locations; secure Wi-Fi, which provides customers private and public wireless networks at their locations; and high-speed Internet access. We offer a full range of access types, including DSL, T-1 and DS3 lines, Ethernet and wireless broadband, at speeds ranging from 1.5Mbps to over 100Mbps. We provide connectivity over our facilities-based nationwide network which we monitor 24/7 to keep customer information secure.

Voice Services. We offer a broad range of voice services to business customers, including local, long-distance and related features over traditional copper lines; hosted voice, which provides customers a managed network solution that eliminates their cost of purchasing and maintaining an on-premises phone system; SIP trunking, which provides an IP-based solution for customers that own and operate switching equipment on their own premises; and integrated voice and data solutions using IP-based connectivity over TI or Ethernet.

Managed Services. We offer a broad range of managed services, including managed network services, security services, infrastructure services and cloud services. By building, managing and securing networks and IT environments, we enable customers to focus on their core businesses. We also help businesses to reduce costs for networks and IT spending by limiting their capital expenditures.

Professional Services. We offer professional services to customers to evaluate the performance and security of their network, identify vulnerabilities and compliance gaps of their network and to permit customers to offload key IT tasks. We use our professional services as a lead-in to our data, voice and managed services offerings.

Carrier/Transport Services. We provide voice and data services to other communications carriers, to larger-scale providers of network capacity and to other businesses. Revenues from these services are generated from sales to other communications companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless service providers, cable companies, ISPs and others. We offer broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network; local communications services to ISPs and local dial tone communications services to service providers; nationwide live and automated operator and directory assistance services; and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of ISPs.

Sales and Distribution

We market our Business Services through our direct sales force, independent sales channels and third-party agents. Our direct sales force is composed of sales personnel and technical consultants. Our independent channel partners leverage their business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to businesses. Our third-party agents refer sales of our products and services to our direct sales force.

Our go-to-market strategy is to focus on our highest growth products and highest growth customers. We focus our sales and marketing activities by customer type (small business, mid-market and enterprise) as well as by industry (retail, healthcare and financial services). To support our sales efforts and promote our brand, we conduct marketing programs. Our marketing strategies include industry and proprietary events, participation at trade shows, thought leadership, online media outlets, ongoing customer communication programs, training and sales support.

Network Infrastructure

We provide secure, efficient and reliable communications services primarily through an expansive fiber optic network, an advanced nationwide MPLS network and switch and colocation facilities. We have seven enterprise-class data centers on our fiber network which are fully integrated with our nationwide IP network with four of those data centers employing next generation cloud architecture to support our services. Throughout the network, advanced monitoring and management tools are in place to ensure performance and quality, bringing value and an enhanced experience to our customers.

Fiber Optic Network - As of December 31, 2014, our advanced fiber optic network consisted of more than 29,000 route miles covering 30 states plus the District of Columbia and provides for high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The network infrastructure is built on our Dense Wave Division Multiplexing, or DWDM, platform and core routers. With this network we can offer native 100 Gig transport services across parts of our fiber footprint, offering customers the advantage of unique network routes for enhanced redundancy and network diversity.

Nationwide MPLS Network - Our nationwide network is based on MPLS, a highly-scalable and high-performance packet transport system, with a broad array of IP infrastructure positioned in strategic locations across the United States. We have interconnection agreements with major local exchange carriers to lease unbundled network elements, as well as commercial services agreements with national communications companies, CLECs, and cable and wireless service providers to provide last mile access to our customers and connectivity onto our network.

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

Data Centers - We operate seven data centers across the United States that are connected to our nationwide IP network. Four of these data centers are equipped with our next-generation cloud hosting platform. Our data centers allow us to offer state-of-the-art integrated computing and storage platforms designed to support our current and future products and services, including managed hosting services, cloud computing, managed security and colocation services. During 2015, we plan to consolidate two west coast data centers into a single location, creating a total of six data centers, four equipped with our next-generation cloud hosting platforms.

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

Competition

The communications and managed services industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Holdings, Inc. and XO Communications; interexchange carriers, such as Sprint Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; stand-alone VoIP providers; system integrators such as Accenture, CSC, Hewlett-Packard and IBM; next generation network companies such as Industry Retail Group, Masergy and Virtela; managed hosting and cloud providers such as Amazon Web Services, Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc. and Web.com Group, Inc.; and managed security companies such as Dell Secure Works and Perimeter eSecurity. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets, and we experience intense competition from cable companies for small business customers.

We believe the primary competitive factors in our industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services.

Consumer Services Segment

Our Consumer Services segment provides nationwide Internet access and related value-added services to individual customers. We derived approximately 24%, 22% and 21% of our revenues during the years ended December 31, 2012, 2013 and 2014, respectively, from our Consumer Services segment.

Products and Services

Internet Access Services. We offer dial-up and high-speed Internet access with a wide variety of content and features, including email, a customizable start page, antivirus and firewall protection, acceleration tools and technical and customer support. We provide high-speed access services over various access types (cable, DSL and wireless access via 4G) and at various speeds. Availability for these services depends on the service provider.

Value-Added Services. We offer ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage, among others. We offer free and fee-based value-added services to both subscribers and non-subscribers. We also generate advertising revenues on our online properties and search revenues through paid placements for searches, powered by the GoogleTM search engine.

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

Network Infrastructure

We provide subscribers with dial-up Internet access primarily through third-party network service providers. Our principal providers for narrowband services are AT&T, GlobalPOPs and Windstream. We also have agreements with certain regional and local dial-up providers. We provide residential broadband services via DSL and cable service agreements. We provide cable broadband services through agreements with Time Warner Cable that allow us to provide broadband services over their cable network in substantially all their markets, with Bright House Networks that allow us to provide broadband services over their cable network in certain of their markets and with Comcast that allow us to provide broadband services over their cable network in certain Comcast markets. We provide DSL broadband services through agreements with AT&T, CenturyLink, Fairpoint, Frontier, Megapath and Verizon. These agreements generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Many of our agreements have a short term or operate on a month-to-month basis. We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts.

We maintain a leased backbone consisting of a networked loop of connections between multiple cities and our technology centers. We maintain data centers to provide service availability and connectivity.

Competition

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Customers are increasingly interested in accessing information anywhere and anytime they want, and newer services in wireless Internet technology such as 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, are also competing with our Internet access services.

We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Many of our competitors have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner Cable.

Regulatory Environment

Our communications services are subject to varying degrees of federal, state and local regulation. Telecommunications services are subject to particularly extensive regulation at both the federal and state levels. Internet access services, which are not telecommunications services, are subject to a lesser degree of regulation. Federal, state and local regulations governing our communications services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

Overview

Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory licenses to provide communications services. The Federal Communications Commission (“FCC”) exercises jurisdiction over, among other things, providers of interstate and international telecommunications services. The FCC also has authority over some issues related to local competition in the provision of telephone services and other telecommunications services. State regulatory commissions, commonly referred to as public utility commissions (“PUCs”), generally retain jurisdiction over telecommunications carriers to the extent that they provide intrastate communications services. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to arbitrate disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

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

Federal Regulation

Our operating subsidiaries that provide telecommunications services subject to FCC authorizations are classified as non-dominant telecommunications carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international telecommunications services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for telecommunications services be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international communications services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our interstate and international telecommunications business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. We currently do not hold any radio licenses. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

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

Incumbent carriers, which are telephone companies that held monopoly local telephone service franchises before the Telecommunications Act of 1996, or their successors in interest, are subject to additional duties. These include obligations of incumbent carriers to:

•	offer interconnection at any technically feasible point in their networks on non-discriminatory, cost-based terms;

•	offer collocation of competitors' equipment at their premises on a non-discriminatory basis;

•	make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, or UNEs, on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

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

FCC rules define the scope of the facilities that incumbent carriers must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops in all areas, until they choose to retire them, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and collocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent carriers are not required to offer DS1 and DS3 transmission facilities and interoffice fiber optic facilities as UNEs in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards. Incumbent carriers are also not required to offer optical speed transmission facilities or packet-switched facilities as UNEs. Further, incumbent companies are not required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at prices significantly higher than TELRIC.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us regarding terms for interconnection, collocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, competitive carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

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

If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements in each state on acceptable terms, we may invoke our ability to seek binding arbitration before state regulatory agencies. The arbitration process, which is conducted on a state-by-state basis, can be costly and time-consuming, and the results of arbitration may be unfavorable to us. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than ILECs are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable.

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

Internet Protocol-Enabled Services. The FCC has classified cable modem services offered by cable companies and broadband Internet services offered by wireline LECs as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as “information services,” which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Nonetheless, the FCC has asserted “ancillary jurisdiction” over certain types of information services, and it is currently considering whether broadband Internet access services should be reclassified as telecommunications services under Title II of the Communications Act, as discussed further under “Network Management and Internet Neutrality,” below.

The current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service.” The FCC has, however, issued a series of rulings addressing aspects of the regulatory treatment of interconnected VoIP service, so that VoIP services that interconnect with the public switched telephone network (“PSTN”) are now subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911, outage reporting, access for individuals with disabilities, and others. The FCC also ruled that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application and others like it, are interstate services. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

Intercarrier Compensation and Interconnection. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. In November 2011, however, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP traffic that interconnects with the PSTN, are being reduced, and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules are being phased in over a multi-year transition. Since July 2013, all local carriers' intrastate tariffed terminating access charges must be no higher than their interstate access charges. Under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, so the net effect of these rules is to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From now through 2018, further reductions in both intrastate and interstate terminating access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these new rules to result in a loss of revenues and potentially to increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which were consolidated in the United States Court of Appeals for the Tenth Circuit. The Tenth Circuit denied these petitions, affirming the FCC order. A petition for certiorari has been filed with the United States Supreme Court, requesting review of the Tenth Circuit’s opinion. The outcome of this petition is unpredictable.

The FCC also issued a Further Notice of Proposed Rulemaking (“FNPRM”) in November 2011 which asks for further input on many issues relating to interconnection and traffic exchange, including whether incumbent carriers have an obligation under the 1996 Act to provide competitors like us with IP-to-IP interconnection for the exchange of voice traffic at any technically feasible point in their networks on non-discriminatory, cost-based terms. While the FCC rulemaking order states an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, the FNPRM asks questions about the legal framework that should govern these interconnection arrangements, which creates some potential uncertainty regarding whether these arrangements will be economic.

Special Access. Special access is a service offered by incumbent carriers that provides for use of dedicated transmission facilities or private lines by wireline and wireless telecommunications carriers, Internet-based service providers and large enterprise end-users. We rely on the purchase of special access services for “last mile” access to many of our customers' locations. As a result, the price of special access services has a major effect on our ability to price our retail offerings to meet our gross margin expectations while remaining competitively priced in the retail market. Incremental increases in the prices of special access services will exert pressure on our gross margins. Since special access services are not subject to the unbundling requirements of the Communications Act, the prices for special access services have not been directly affected by the FCC's modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access services, we could face increased prices for special access services given the elimination of such UNEs in some larger central offices resulting from application of the current unbundling rules.

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in particular metropolitan areas depending on the level of competition present in that area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In addition, the FCC has granted petitions by the incumbent carriers for forbearance from regulation of some special access services, including packet-switched services such as Ethernet, and optical carrier services such as OC-3 and higher-capacity services. These services are not subject to the price regulations applicable to most other incumbent carrier services and are provided by incumbent carriers solely under contracts, which as noted above may contain minimum revenue commitments and other restrictive terms.

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

The FCC currently is considering whether and how to reform its special access rules. In 2012, the FCC suspended consideration of new petitions for metropolitan area pricing flexibility by incumbent carriers, but this decision does not affect previously-approved pricing flexibility. The FCC is in the process of gathering extensive data concerning the special access market to allow it to formulate new pricing rules, but this project is likely to take considerable time to complete. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Certain ILECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. Under the FCC’s current rules, this could eliminate our ability to serve certain customers or increase the cost of doing so. However, in November 2014, the FCC adopted a Notice of Proposed Rulemaking in which it tentatively concluded that “to receive authority to discontinue, reduce, or impair a legacy service that is used as a wholesale input by competitive providers, an ILEC must commit to providing competitive carriers equivalent wholesale access on equivalent rates, terms, and conditions.” We cannot predict whether the FCC will adopt this tentative conclusion as a rule or, if it does so, when this would occur. If the FCC does ultimately adopt this tentative conclusion as a rule, it could reduce the risks associated with discontinuance.

Universal Service. The Communications Act and the FCC's rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all providers of telecommunications services, interconnected VoIP services, and certain providers of telecommunications a percentage of interstate and international revenues received from U.S. retail customers. We are subject to this contribution requirement. Providers are permitted to pass through their USF contribution assessment to their customers in a manner consistent with FCC billing regulations. The FCC is considering a number of proposed changes to the method of assessing these USF contributions, but we cannot predict when it may reach a decision or what types of changes may be adopted.

In December 2012, the FCC adopted an order clarifying its USF contribution rules that adversely affect companies like us that use special access services purchased from incumbent carriers to provide only broadband Internet access to our customers. The FCC stated that in these cases, the incumbent carrier must pay a USF contribution on its special access revenues, which these carriers as a matter of course pass through to the special access customer. This in turn increases our cost of purchasing special access service and using it as an input in providing broadband Internet access services. However, we must compete against broadband Internet access services provided by incumbent carriers and cable television companies, among others, which are not subject to USF contribution requirements and therefore do not incur this added cost. Several companies have petitioned for FCC reconsideration of this decision, but we cannot predict whether these petitions will be successful or when they may be decided.

In November 2011, the FCC adopted extensive revisions to its high-cost support USF program, which largely subsidizes the provision of local telephone service by incumbent carriers in rural areas. Under the new program, it should be difficult for incumbent carriers to receive subsidies for services provided in competition with unsubsidized providers like us, although we cannot be certain that this will occur. It is also possible, under certain conditions, for competitive providers like us to seek subsidies for constructing and operating broadband Internet access facilities in rural areas. However, we cannot predict whether provision of broadband Internet access services in such rural areas will be economically practicable, even with potential subsidies.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information (“CPNI”). CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service or an interconnected VoIP service. CPNI rules include restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet, stating that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices that, among other things, require public disclosure of network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. After these rules took effect, on January 14, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain aspects of these rules, including rules that barred fixed telecommunications providers and cable television operators from engaging in unreasonable discrimination and prevented all broadband providers, fixed and wireless, from blocking traffic. In May 2014, the FCC adopted a Notice of Proposed Rulemaking in which it sought comment on a range of proposals to replace the vacated rules, including options that the FCC would adopt pursuant to Section 706 of the Communications Act and those that would include reclassification of some or all aspects of broadband Internet access services as telecommunications services under Title II of the Communications Act. In November 2014, President Obama expressed support for reclassification of broadband Internet access service under Title II, coupled with forbearance from many of the provisions of this title. It is not possible to determine what course the FCC will take or what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Forbearance. The Communications Act provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competitors to offer broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by CenturyLink (formerly Qwest) seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC's dominant carrier regulations require CenturyLink, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Since being granted relief by the FCC, CenturyLink has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area.

Since 2007, the FCC has denied a series of petitions by CenturyLink and Verizon seeking similar forbearance from unbundling requirements in particular metropolitan areas. However, the FCC has granted a series of petitions forbearing from dominant carrier regulation for most incumbent LECs’ enterprise broadband services, such as Ethernet. Most recently, in a June 2010 order denying a CenturyLink petition for forbearance from unbundling requirements in Phoenix, the FCC set forth specific thresholds and analytical frameworks that must be met for grant of such petitions. That FCC decision was affirmed by a court of appeals. The FCC is currently reviewing a petition filed by CenturyLink seeking forbearance from dominant carrier regulation of certain of its subsidiaries’ enterprise broadband services, as well as a petition filed by USTelecom seeking forbearance from a range of incumbent LEC regulatory obligations (including restrictions on the provision of special access services via contract tariff and the requirement to offer competitors access to newly deployed conduit at regulated rates). If the FCC grants these or similar forbearance petitions filed by incumbent carriers in the future affecting markets in which we operate, our costs could increase and, thus, our ability to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

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

Other Regulation

Internet Taxation. The Internet Tax Non-Discrimination Act places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Congress passed an extension on the tax moratorium through October 1, 2015 as a stopgap and may consider more conclusive action in 2015. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

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

Employees

As of December 31, 2014, we had 2,659 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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
1170 Peachtree Street NE, Suite 900
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
Risks Related to Our Strategy

We may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows.

During 2014, we conducted a thorough review of our strategy and implemented a new strategy for growth. Our strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. There can be no assurance that our strategy will be successful. The market for managed network, security and cloud services is still relatively new and continues to evolve. In addition, we are decreasing investments in our traditional voice and data products for small business customers, which makes us more reliant on the managed network services market and on increasing sales to larger multi-location businesses. If we do not have sufficient customer demand to support our new services, our financial results may be harmed. Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to hire and train effective personnel, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services. If the market for these services fails to grow or continues to grow more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely affect our results of operations and cash flows.

We may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows.

Revenues from our traditional products and services, which include voice and data services for small business customers and Internet access services for residential customers, have been declining due to competitive, technological and regulatory developments and we expect these revenues to continue to decline. In addition, we are narrowing our product portfolio to provide a more focused suite of services and decreasing our investments in non-strategic products, which will also cause revenues to decline. To offset our revenue declines, we are focused on growing revenues from our growth products and services, which are MultiProtocol Label Switching ("MPLS"), hosted voice and managed network services. We may not be successful in our efforts to increase revenues generated from our growth products and services to offset the revenue declines in our traditional products and services. In addition, the sales cycle for our growth products is longer than the sales cycle for our traditional voice and data products, especially as we compete for larger and more complex customers and we have experienced process and system delays related to customer installations. If we are unable to successfully implement our strategy to counteract these declining revenues, if revenue growth takes longer than expected or if we do not shorten our sales cycle time, it could adversely affect our results of operations and cash flows.

Failure to achieve operating efficiencies would adversely affect our results of operations and cash flows.

We are focused on optimizing the cost structure of our business and maximizing the cash flows generated from our business. This includes reducing cost of revenues, streamlining our internal processes and right sizing our workforce to current revenue trends. We are also implementing a business and operating model to optimize operations. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with trends in our traditional voice and data products, as revenue from these products has been declining and as non-variable costs place further pressure on margins. We are currently incurring upfront costs to achieve these efficiencies and cost reduction initiatives. If we do not recognize the anticipated benefits of our cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows will decline.

We may have to undertake further restructuring plans that would require additional charges.

During 2014, we incurred restructuring charges as a result of changes to our business strategy and operating structure. We plan to continue to evaluate our business, which may result in additional restructuring activities. We may choose to consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

If we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer.

We operate in an industry characterized by changing technology, changes in customer needs and frequent new service and product introductions. In addition, our strategy to become a leading managed network services provider is due, in part, to recent changes in technology, such as the adoption of cloud computing and Software-as-a-Service, and due to changes in customer demands, such as the increased demand for data and the increased use of outsourcing. Our success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors. Any of these items could adversely affect our business, results of operations and cash flows.

We may be unable to successfully divest non-strategic products, which could adversely affect our results of operations.

We are considering the divestiture of non-strategic products, assets or customers based on management's assessment of their strategic value to our business and in order to use the proceeds of divestiture transactions to reduce debt. Divesting certain of our products or assets would be complex operationally due to their interrelationships with assets and products we would desire to retain. Any divestiture also would need to be transacted in accordance with the terms of our debt agreements. There can be no assurance that we will identify appropriate transactions on terms acceptable to us or that we will consummate a transaction in our expected timeframe. Additionally, decisions to divest certain business operations could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

We may be unable to successfully make or integrate acquisitions, which could adversely affect our results of operations.

We may continue to evaluate and consider potential strategic transactions in order to grow our business. Small acquisitions may be required for targeted capability building. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction, or that we will identify appropriate transactions on terms acceptable to us. Adverse capital markets conditions could also negatively impact our ability to make acquisitions. Future acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance, employee benefit costs, retention costs for executive officers and key employees, asset impairment charges, integration costs, charges from the elimination of duplicative facilities and contracts, unexpected liabilities, legal, accounting and financial advisory fees.

Our ability to achieve the benefits of acquisitions depends in part on the successful integration and leveraging of technology, operations, sales and marketing channels and personnel. Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. The challenges and risks involved in the integration of our acquired businesses, as well as any future businesses that we may acquire, include:

•	diversion of management's attention and resources that would otherwise be available for the current operation of our business;

•	failure to fully achieve expected synergies and costs savings or anticipated benefits may take longer;

•	higher integration costs than anticipated;

•	the impact on employee morale and the retention of employees, many of whom may have specialized knowledge about the business;

•	lost revenues or opportunities as a result of our current or potential customers or strategic partners deciding to delay or forego business;

•	difficulties combining product offerings and entering into new markets in which we are not experienced;

•	difficulties integrating the sales organizations of acquired companies;

•	the integration of departments, operating support systems, such as provisioning and billing systems, and technologies, such as network equipment; and

•
the need to implement and maintain uniform controls, procedures and policies throughout all of our acquired companies or the need to remediate significant control deficiencies that may exist at acquired companies

Additionally, future acquisitions may result in the dilutive issuances of equity securities, use of our cash resources, incurrence of debt or contingent liabilities, amortization expense related to acquired definite-lived intangible assets or the potential impairment of amounts capitalized as intangible assets, including goodwill. Any of these items could adversely affect our business, results of operations and cash flows.

Risks Related to Our Business Services Segment

We face significant competition in the communications and managed services industry that could reduce our profitability.

The communications and managed services industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers (“ILECs”), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive telecommunications companies (“CLECs”), such as Level 3 Communications Inc., MegaPath, Inc., Windstream Holdings, Inc. and XO Communications; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; stand-alone VoIP providers; system integrators such as Accenture, CSC, Hewlett-Packard and IBM; asset-light network companies such as Industry Retail Group, Masergy and Virtela; managed hosting and cloud providers such as Amazon Web Services, Equinix, Inc., Internap Network Services Corporation, Rackspace Hosting, Inc. and Web.com Group, Inc.; and managed security companies such as Dell Secure Works and Perimeter eSecurity. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets, and we experience intense competition from cable companies for small business customers.

We believe the primary competitive factors in our industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

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
We are experiencing churn for our business customers, primarily single location customers using traditional voice and data products, including traditional voice, lower-end broadband and web hosting. Many of these customers are coming out of contract term. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same price or level of service, if at all. If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue could decline and our business may suffer. Changes in the economy, increased competition from other providers or issues with the quality of service we deliver can also impact our customer churn. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact customer churn. To offset the impacts of churn, we have been and continue to be focused on re-term efforts, retention offers and targeted price increases, and focused on adding larger multi-location retail and service businesses, which have a lower churn profile. However, failure to retain existing customers could adversely affect our results of operations and cash flows.

Decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services, including special access services, interconnection to exchange traffic with incumbent and other carriers, and leasing network facilities from AT&T, CenturyLink, Verizon and other incumbent carriers. Over the past several years, the Federal Communications Commission (“FCC”) has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the effect of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, the grant of broad pricing flexibility to incumbents for their special access services in many areas, and the nationwide deregulation of certain services including optical carrier transmission and packet-switched services. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. The FCC has also established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. In addition, certain incumbent LECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. Under the FCC’s current rules, this could eliminate our ability to serve certain customers or increase the cost of doing so.

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

A significant number of our new consumer subscribers are generated through our agreements with Time Warner Cable, Bright House Networks and other strategic alliances. Generally, our strategic alliances and marketing relationships are not exclusive and may have a short term. Our agreement with Time Warner Cable currently expires in October 2015 and our agreement with Bright House Networks currently expires in March 2016. There are no assurances we will be able to renew these agreements or other strategic alliances as they expire or otherwise terminate, or that we will receive the same benefits as we do today if the agreements are extended. Our inability to maintain our marketing relationships or establish new marketing relationships could result in delays and increased costs in adding customers and adversely affect our ability to add new customers. In addition, there is no commitment for Time Warner Cable and Bright House Networks and other partners to provide us with new customers and these partners may market their own services rather than ours. We have experienced a decrease in new consumer subscribers as a result of decreased marketing efforts of some of our partners. Further decreases in the number of new consumer subscribers generated through these relationships could adversely affect our results of operations.

Our consumer business is dependent on the availability of third-party network service providers.

Our consumer business depends on the capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Our largest providers of broadband connectivity are AT&T, Bright House Networks, CenturyLink, Comcast Corporation, Fairpoint, Frontier, MegaPath, Time Warner Cable and Verizon. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services. Our principal providers for dial-up services are AT&T, GlobalPOPs and Windstream. We also purchase narrowband services from certain regional and local providers.

We cannot be certain of renewal or non-termination of our contracts or that legislative or regulatory factors will not affect our contracts. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network service providers on acceptable terms, renew or extend current contracts with our network service providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint. Additionally, each of our network service providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network service providers compete with us in the market to provide consumer Internet access. As our consumer business continues to decline, our vendors may not want to continue their relationship with us or do so at current prices. Our agreements generally have volume based tiered pricing which is leading to higher unit costs as we experience declines in subscribers. In addition, as our consumer subscribers continue to decline, our value-added partners may raise their wholesale prices or discontinue their partnering relationship with us. Such events may cause us to incur additional costs, pay increased rates for wholesale access services, increase the retail prices of our service offerings and/or discontinue providing retail access services, any of which could adversely affect our results of operations.

We face significant competition in the Internet access industry that could reduce our profitability.

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. We compete directly or indirectly with national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. Customers are increasingly interested in accessing information anywhere and anytime they want, and newer services in wireless Internet technology such as 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, are also now competing with our Internet access services.

We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Many of our competitors have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner Cable.

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

During the years ended December 31, 2012, 2013 and 2014, our average consumer access subscribers were 1.2 million, 1.1 million to 0.9 million. Our consumer access subscriber base and revenues have been declining due to continued maturation of the market for Internet access and competitive pressures in the industry. We expect our consumer access subscriber base and revenues to continue to decline. We have implemented, and expect to continue to implement, targeted price increases, which could also negatively impact our churn rates. Our strategy for consumer access subscribers is to engage in limited sales and marketing efforts and focus instead on retaining customers and managing our customers for cash. However, we will not be able to reduce costs proportional to our revenue declines over time. If we do not maintain our relationships with current customers or acquire new customers, our revenues will decline and our results of operations and cash flows will be adversely affected.

Potential regulation of Internet service providers could adversely affect our operations.

Our Internet access services are not currently subject to substantial regulation by the FCC or state public utilities commissions. Narrowband and broadband Internet access are currently classified as “information services” and are not subject to traditional telecommunications services regulation, such as licensing, pricing regulation or Universal Service Fund ("USF") contribution obligations. The FCC is currently considering whether to reclassify some or all aspects of broadband Internet access services as telecommunications services under Title II of the Communications Act. Such a change may impact our regulatory treatment and service reach, potentially increasing costs but simultaneously offering a non-discriminatory public Internet that may extend our service reach.

General Risks

Cyber security breaches could harm our business.
We maintain large repositories of personal and proprietary customer data and are a third-party provider of network and IT services. Cyber security breaches expose us to a risk of unauthorized access to this information. The risk that a security breach could seriously harm our business is likely to increase as we expand our managed network, security and cloud services. We are regularly subject to cyber security attacks and are also subject to employee error or malfeasance or other disruptions, although no attack or other disruption has had material consequences to date. Techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target. We have been and will continue to be required to use significant capital and other resources to remedy, protect against and alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. A material security breach could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business, including our strategy to serve as a leading managed network, security and cloud provider, may be adversely affected.

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

Our success depends on our ability to provide reliable service. Many of our products are supported by our data centers. Our network, data centers, central offices, corporate headquarters and those of our third-party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery or business continuity planning may not be adequate. We have experienced interruptions in service in the past due to factors such as vulnerabilities in equipment, configuration, design and operating procedures. We also experience interruptions due to cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers.  We may experience service interruptions or system failures in the future. We continue to invest capital to enhance, expand and increase the reliability of our network, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure or other significant disruption to business continuity may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, results of operations and cash flows.

Our business depends on effective business support systems and processes.

Our business depends on our ability to maintain and develop effective business support systems. Business support systems are needed for quoting, accepting and inputting customer orders for services; provisioning, installing and delivering services; providing customers with direct access to our information systems so that they can manage the services that they purchase from us, generally through on-line customer portals; and billing for services. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to acquisitions, growth and changing needs is important to the continued implementation of our business strategy.  In addition, as our consumer business continues to decline, we are more dependent on fewer individuals to maintain our internal consumer business support systems. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions and the diversion of development resources.

If we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations and cash flows.

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

From time to time third parties have alleged that we infringe on their intellectual property rights, including patent rights, and we expect to continue to be subject to such claims. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. These claims are often made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Defending against disputes, litigation or other legal proceedings, whether or not meritorious, may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations and cash flows.

We may not be able to protect our intellectual property.

We regard our trademarks, including EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC, as valuable assets to our business. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business, EarthLink Carrier and PeoplePC service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could adversely affect our results of operations and cash flows.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

Our business depends on our ability to hire and retain key executive officers, senior management, sales, IT and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business into a leading managed network, security and cloud provider. There is substantial and continuous competition for highly skilled personnel. Acquisitions, workforce reductions and changes in our business strategy may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to uncertainty or a desire not to remain with us following a merger transaction, restructuring or change in business strategy. Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

Unfavorable general economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forego purchases of our products and services. Many of our existing and target customers are small and medium-sized businesses, and a significant number of our customers are in the retail industry. We believe these businesses are likely to be affected by economic downturns. Unfavorable general economic conditions could cause business customers to reduce technology spending, which could negatively impact sales of our growth services. In addition, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise adversely affect our business, financial position, results of operations and cash flows.

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

We are subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on USF assessments and payments and audits by local municipalities for E911 charges. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable. Calculation of payments due with respect to these matters can be complex and subject to differences in interpretation. As a result, these audits could result in liabilities in excess of such reserves which could adversely affect our results of operations.

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

Our business and financial results depend, in part, on the availability and quality of certain third-party service providers. Specifically, we rely on third parties for customer service and technical support, web hosting services, certain billing and collection services and E911 service for our VoIP services and our Consumer Services segment relies primarily on one customer service and technical support vendor. We may have to increase the price we pay or find a new supplier, which could impact our customers' experience and increase churn. We are not currently equipped to provide the necessary range of service and support functions in the event that any of our service providers become unable or unwilling to offer these services to us. Our outsourced customer support providers utilize international locations to provide us with customer service and technical support services, and as a result, our customer support providers may become subject to financial, economic, environmental and political risks beyond our or the providers' control, which could jeopardize their ability to deliver customer service and technical support services. In addition, our VoIP services, including our E911 service, depend on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, results of operations and cash flows could suffer.

We may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position.

As of December 31, 2014, we had approximately $137.8 million of goodwill and $91.5 million of other intangible assets. Of the goodwill, $48.8 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. Deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes to our business strategy, changes in economic conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future.

As of December 31, 2014, we had approximately $666.2 million of gross tax net operating losses for federal income tax purposes and approximately $33.9 million of net tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2020 and the tax net operating losses for state income tax purposes began to expire in 2013.

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

An “ownership change” that occurs during a “testing period” (as such terms are defined in Section 382 of the Internal Revenue Code of 1986, as amended) could place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate. In general, future stock transactions and the timing of such transactions could cause an “ownership change” for income tax purposes. Such transactions may include our purchases under our share repurchase program, additional issuances of common stock by us and acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock. Many of these transactions are beyond our control. Calculations of an “ownership change” under Section 382 are complex and to some extent are dependent on information that is not publicly available. The risk of an “ownership change” occurring could increase if additional shares are repurchased, if additional persons acquire five percent or more of our outstanding common stock in the near future and/

or current five percent stockholders increase their interest. Due to this risk, we monitor our purchases of additional shares of our common stock. Since an “ownership change” also could result from a change in control of our company, with subsequent annual limitations on the use of our net operating losses, this could discourage a change in control.

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry.

As of December 31, 2014, we had $600.0 million outstanding principal amount of debt, which consisted of $300.0 million outstanding principal amount of 7.375% senior secured notes due 2020 (the “Senior Secured Notes”) and $300.0 million outstanding principal amount of 8.875% senior notes due 2019 (the “Senior Notes”). We also have $135.0 million of unutilized capacity under our senior secured revolving credit facility and we may incur significant additional indebtedness in the future. Our substantial indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments and may:

•	limit our ability to use our cash flows from operations for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	limit our ability to engage in strategic transactions or to make divestitures of non-strategic businesses;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

We incurred capital expenditures of $102.9 million in 2014, and we expect to incur capital expenditures of approximately $90.0 million to $100.0 million in 2015. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. We may also require substantial capital to maintain, upgrade and enhance our network facilities and operations. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

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

During the third quarter of 2014, we were restricted from repurchasing our common stock because we did not maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 during the twelve months ended June 30, 2014. While as of December 31, 2014 we maintained a consolidated net leverage ratio of not greater than 3.0 to 1.0, there are no assurances that this ratio will not increase over this level in the future.

Risks Related to Ownership of Our Common Stock

We may reduce, or cease payment of, quarterly cash dividends.

The payment of future quarterly dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations, cash requirements and such other factors as are deemed relevant by our Board of Directors. Changes in our business needs, including funding for acquisitions, capital expenditures, debt servicing and working capital, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce, or cease the payment of, dividends in the future. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. There can be no assurance that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

Our stock price may be volatile.

The trading price of our common stock may be subject to fluctuations in response to certain events and factors, such as quarterly variations in results of operations; entry into business combinations or other major transactions; changes in our business strategy; changes in financial estimates; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; news reports relating to trends in the markets in which we operate; market trends unrelated to our performance; and general economic conditions. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2023. We believe our facilities are suitable and adequate for our business operations.
Office space. Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 65,000 square feet under a lease that will expire in 2022. Our other main facilities for corporate offices include 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018, 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2016 and 71,000 square feet in Rochester, New York under a lease that will expire in 2022. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama and Anniston, Alabama.
Data centers. We operate seven data centers. We own a data center facility in Atlanta, Georgia and we lease data center facilities in Marlboro, Massachusetts; Rochester, New York; Columbia, South Carolina; San Jose, California; Dallas, Texas; and Miami, Florida.
Network. We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern and northeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern and northeastern United States.
Item 3.    Legal Proceedings.
The Company is party to various legal and regulatory proceedings and other disputes arising from normal business activities. The Company’s management believes that there are no disputes, litigation or other legal or regulatory proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements. However, the result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable and could result in liabilities that are higher than currently predicted.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is traded on the NASDAQ Global Market under the symbol "ELNK." The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	Stock Price
	High	Low
Year Ended December 31, 2013
First Quarter	$7.07	$5.38
Second Quarter	6.30	5.23
Third Quarter	6.80	4.86
Fourth Quarter	5.46	4.70
Year Ended December 31, 2014
First Quarter	5.62	3.37
Second Quarter	3.84	3.13
Third Quarter	4.46	3.41
Fourth Quarter	4.56	2.95

The last reported sale price of our common stock on the NASDAQ Global Market on January 30, 2015 was $4.22 per share.

Holders. There were 1,293 holders of record of our common stock on January 30, 2015.

Dividends. We began paying quarterly cash dividends in 2009. During the years ended December 31, 2012, 2013 and 2014, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively, and total dividend payments were $21.1 million, $20.8 million and $16.0 million, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Secured Notes and Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. For further information regarding these restrictions, see Note 10, "Long-Term Debt and Capital Lease Obligations," to our Consolidated Financial Statements.

Performance Graph
The following indexed line graph indicates our total return to stockholders from December 31, 2009 to December 31, 2014, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2009 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
EarthLink	$100	$111.1	$85.6	$88.3	$71.9	$65.6
Russell 2000 Index	100	125.3	118.5	135.8	186.1	192.6
NASDAQ Telecomm Index	100	103.9	90.8	92.6	114.9	125.1

Item 6.    Selected Financial Data.

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010 (1)	2011 (1)	2012	2013	2014
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$621,204	$1,300,543	$1,335,135	$1,240,606	$1,176,895
Operating costs and expenses (2)(3)	459,355	1,170,899	1,263,112	1,505,555	1,197,749
Income (loss) from operations	161,849	129,644	72,023	(264,949)	(20,854)
Income (loss) from continuing operations (4)	81,573	37,273	9,938	(536,866)	(72,371)
Loss from discontinued operations, net of tax (5)	(93)	(2,706)	(2,418)	(1,961)	(381)
Net income (loss)	81,480	34,567	7,520	(538,827)	(72,752)
Basic net income (loss) per share
Continuing operations	$0.75	$0.34	$0.09	$(5.23)	$(0.71)
Discontinued operations	—	(0.03)	(0.02)	(0.02)	—
Basic net income (loss) per share	$0.75	$0.32	$0.07	$(5.25)	$(0.71)
Diluted net income (loss) per share
Continuing operations	$0.75	$0.34	$0.09	$(5.23)	$(0.71)
Discontinued operations	—	(0.02)	(0.02)	(0.02)	—
Diluted net income (loss) per share	$0.74	$0.32	$0.07	$(5.25)	$(0.71)

Basic weighted average common shares outstanding	108,057	108,098	105,221	102,599	102,313
Diluted weighted average common shares outstanding	109,468	108,949	105,983	102,599	102,313

Cash dividends declared per common share	$0.62	$0.20	$0.20	$0.20	$0.20

Cash flow data:
Cash provided by operating activities	154,449	146,234	191,055	124,156	139,995
Cash (used in) provided by investing activities	(454,193)	141,594	(163,836)	(112,500)	(102,777)
Cash used in financing activities	(68,299)	(318,997)	(81,381)	(52,641)	(19,721)

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$242,952	$211,783	$157,621	$116,636	$134,133
Investments in marketable securities	320,118	29,607	46,851	—	—
Cash and marketable securities	563,070	241,390	204,472	116,636	134,133
Total assets	1,523,918	1,680,451	1,599,410	1,007,318	910,161
Long-term debt, including long-term portion of capital leases (6)	594,320	653,765	614,890	606,442	606,284
Total liabilities	766,050	927,307	880,606	845,100	835,377
Accumulated deficit	(648,235)	(613,668)	(606,148)	(1,144,975)	(1,217,727)
Stockholders' equity	757,868	753,144	718,804	162,218	74,784

_______________________________________________________________________________

(1)
On December 8, 2010, we acquired ITC^DeltaCom, Inc., a provider of integrated communications services to customers in the southeastern U.S. On April 1, 2011, we acquired One Communications Corp, a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. The results of operations of ITC^DeltaCom and One Communications have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by these acquisitions and, to a lesser extent, by other smaller acquisitions completed during the year ended December 31, 2011, including STS Telecom, Inc., Logical Solutions and Business Vitals, LLC, among others, and our CenterBeam, Inc. transaction completed during the year ended December 31, 2013.

(2)
Operating costs and expenses for the years ended December 31, 2013 and 2014 include non-cash impairment charges of $255.6 million and $14.3 million, respectively, related to goodwill and long-lived assets. During 2013, we performed an interim goodwill impairment test following a sustained decrease in our stock price and market capitalization which resulted in an impairment charge in our Business Services reporting unit. During 2014, we recorded impairment for certain work in progress and software licenses not expected to be used.

(3)
Operating costs and expenses for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 include restructuring, acquisition and integration-related costs of $22.4 million, $32.1 million, $18.2 million, $40.0 million and $20.1 million, respectively.

(4)
During the year ended December 31, 2013, we recorded an income tax provision of approximately $266.3 million to record a valuation allowance for deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we would not "more-likely-than-not" be able to utilize.

(5)
The operating results of our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business. The telecom systems results of operations were previously included in our Business Services segment.

(6)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due on April 1, 2016, EarthLink's 8.875% Senior Notes due 2019, EarthLink's 7.375% Senior Secured Notes due June 1, 2020 and EarthLink's convertible senior notes due November 15, 2026. In December 2010, we assumed the ITC^DeltaCom Notes in our acquisition of ITC^DeltaCom. In May 2011, we issued $300.0 million aggregate principal amount of 8.875% Senior Notes due May 15, 2019. In November 2011, we redeemed our convertible senior notes. In December 2012, we redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes and in May 2013, we redeemed the remaining $292.3 million aggregate principal amount of the ITC^DeltaCom Notes. Also in May 2013, we issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due June 1, 2020.

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

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We operate two reportable segments, Business Services and Consumer Services. Our Business Services segment provides a broad range of data, voice and managed services to retail and wholesale business customers. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber, 90 metro fiber rings and secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

2014 Highlights

Key developments in our business during 2014 are described below:

•	Conducted a thorough review of our strategy and established a more focused strategy for our company, which is more fully described below.

•	Completed several key system integration activities, which will improve sales productivity, sales cycle time and customer satisfaction.

•
Generated revenues of $1.2 billion in 2014, a 5% decrease during the year primarily driven by declines in traditional voice and data products. However, this was an improvement compared to the 7% decrease during 2013, with the improvement driven primarily by increased sales of our growth products, targeted price increases, successful efforts to re-term customers coming out of contract and certain one-time favorable settlements.

•
Reduced cost of revenues 7% during 2014, primarily due to the decline in revenues noted above as well as a concentrated effort to manage cost of revenues through network grooming, auditing invoices and and other cost saving initiatives.

•
Generated a net loss of $72.8 million in 2014, which reflects a decrease in restructuring, acquisition and integration costs due to the winding down of acquisition and integration activities, a decrease in interest expense and a decrease in Adjusted EBITDA, as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $213.0 million in 2014, a decrease from $227.1 million in the prior year primarily due to the decrease in revenues from traditional voice and data products, offset by improvements in our cost of revenues and operating expenses.

•
Declared dividends of $0.20 per share, resulting in $16.0 million of dividend payment to shareholders in 2014 and $5.1 million of dividend payments to shareholders subsequent to the year end in January 2015.

•	Repurchased 0.7 million shares of our common stock pursuant to our share repurchase program for $2.2 million.

•	Increased our ending cash balance by $17.5 million in 2014, primarily due to a reduction in capital expenditures, management of operating costs and the timing of our quarterly divided payment.

Business Strategy
Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a market opportunity for managed services due to the changing technological and business landscape, which is experiencing increased demand for data. Evolving security threats, changing regulatory standards, increased use of outsourcing and tightening budgets are also contributing to businesses' needs for managed services. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Align our organization and operating model around four customer categories. We are in the process of aligning our organization around four distinct customer categories, which are consumer, small business, mid-market/enterprise and wholesale. We believe this will target our resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are currently making various organization changes and implementing value-optimizing strategies for each customer category.

•
Optimize our cost structure and cash flows. We are focused on optimizing the cost structure of our business and maximizing the cash flows generated from our business through a lower and more variable cost structure, including reducing the cost structure for our traditional voice and data products provided to small businesses. This includes managing our cost of revenues and operating expenses, streamlining our internal processes and aligning our workforce to current revenue trends.

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice and managed services (Managed IP VPN, Managed Network, Managed Security and Managed Cloud, among others). We are focused on investing in products, marketing and sales to support these growth products. We are simplifying and rationalizing our suite of products to focus on products that are strategically aligned with being a managed network services provider.

•
Evaluate potential strategic transactions. We continue to evaluate our business, which could lead us to discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business. In addition, we continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted corporate acquisitions, when available at the right economics, can be an effective means for growth and targeted capability building.

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition from other providers; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Implementing a business and operating model around customer categories to optimize operations

•	Simplifying and rationalizing our product portfolio to focus our investments in growth products such as MPLS, hosted voice and managed services

•	Targeting larger multi-location retail and service businesses which have a lower churn profiles, as well as a need for our product and services

•	Focusing on re-term efforts, retention offers and targeted price increases

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Managing our investment in cloud and IT services and in data centers to invest in services that are most relevant to managed network services

•
Considering the divestiture of non-strategic products, assets or customers in order to further simplify our operations and use the proceeds of divestiture transactions to reduce debt and free up cash for other strategic needs

Trends in our Business

Our financial results are impacted by several significant trends, which are described below.

•
Industry factors. The communications industry is characterized by intense competition, industry consolidation resulting in larger competitors and fewer suppliers, an evolving regulatory environment, changing technology and changes in customer needs. We expect these trends to continue. More recently, trends in the industry have included increased demand for data, evolving security threats, the adoption of cloud computing and the increased use of outsourcing.

•
Traditional business services revenues. Our traditional business voice and data service revenues have been declining due to competition and migration to more advanced integrated voice and data services, and we expect this trend to continue. We have also experienced an increase in churn for these products, especially as customers come out of contract term and as we implement targeted price increases.

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access and competitive pressures in the industry. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. However, we are focused on customer retention and, as a result, the rate of churn and revenue decline has declined as our customer base becomes longer tenured.

•
Dispute settlements. Due to the nature of our industry, we are periodically involved in disputes related to our billings to other carriers for access to our network and network access charges that we are assessed by other companies. The disputes often take significant time to resolve, and they may be resolved or require adjustment in future periods although they relate to costs and revenues in prior periods. We have experienced an increase in dispute settlements impacting revenues and cost of revenues over the past few years, and this trend is likely continue.

Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. In addition, we expect revenues to decline as we simplify and rationalize our product portfolio and as we limit sales to small business customers. However, we are increasing revenues from our growth products services. As a result, we expect the mix of our Business Service revenues to change over time, from traditional products to growth products and services. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. We expect cost of revenues and operating expense to decline due to our cost saving initiatives and lower sales of traditional voice and data products, which will partially offset the revenue declines.

Consolidated Results of Operations

The following table sets forth statement of operations data for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Revenues	$1,335,135	$1,240,606	$1,176,895
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	632,616	600,742	557,436
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	429,087	426,070	419,019
Depreciation and amortization	183,165	183,114	186,872
Impairment of goodwill and long-lived assets	—	255,599	14,334
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Total operating costs and expenses	1,263,112	1,505,555	1,197,749
Income (loss) from operations	72,023	(264,949)	(20,854)
Interest expense and other, net	(63,416)	(60,686)	(56,261)
Income (loss) from continuing operations before income taxes	8,607	(325,635)	(77,115)
Income tax (provision) benefit	1,331	(211,231)	4,744
Income (loss) from continuing operations	9,938	(536,866)	(72,371)
Loss from discontinued operations, net of tax	(2,418)	(1,961)	(381)
Net income (loss)	$7,520	$(538,827)	$(72,752)

Revenues

The following table presents our revenues for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services
Retail services	$845,664	$793,940	$756,747	$(51,724)	(6)%	$(37,193)	(5)%
Wholesale services	151,910	151,071	154,109	(839)	(1)%	3,038	2%
Other	19,851	19,216	20,075	(635)	(3)%	859	4%
Total revenues	1,017,425	964,227	930,931	(53,198)	(5)%	(33,296)	(3)%
Consumer Services
Access services	269,533	231,448	202,008	(38,085)	(14)%	(29,440)	(13)%
Value-added services	48,177	44,931	43,956	(3,246)	(7)%	(975)	(2)%
Total revenues	317,710	276,379	245,964	(41,331)	(13)%	(30,415)	(11)%
Total revenues	$1,335,135	$1,240,606	$1,176,895	$(94,529)	(7)%	$(63,711)	(5)%

Our Business Services segment earns revenue by providing a broad range of data, voice and managed services to retail and wholesale business customers. We present our Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to other telecommunications carriers and businesses; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

Our Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. We present our Consumer Services in two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services.

Business Services

The following table presents the primary reasons for the changes in Business Services revenues for the years ended December 31, 2013 and 2014 compared to the prior years:

	2013 vs 2012	2014 vs 2013
	(in millions)
Due to growth products (a)	$32.2	$24.0
Due to acquisitions (b)	8.6	8.3
Due net favorable settlements and reserve adjustments (c)	(8.2)	9.5
Due to decline in traditional voice and data products (d)	(85.8)	(75.1)
Total change in Business Services revenues	$(53.2)	$(33.3)
______________

(a)	Increase due to sales of growth products, including MPLS, hosted voice and IT services due to an increased emphasis on selling these products and services.

(b)	Increase due to the inclusion of revenues from our acquisition of CenterBeam, Inc. beginning in July 2013.

(c)
Change due to net favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized. We recognized $9.4 million of favorable adjustments in retail revenues during 2012, $1.2 million in wholesale revenues during 2013 and $10.7 million primarily in wholesale revenues during 2014.

(d)
Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition in the industry, the migration of customers to more advanced services and a decreased emphasis on selling these services.

Consumer Services

Consumer Services revenues decreased during the years ended December 31, 2013 and 2014 compared to the prior years primarily due to the following:

•
Decreases in average consumer access subscribers, which were 1.2 million, 1.1 million and 0.9 million during the years ended December 31, 2012, 2013 and 2014, respectively. The decrease resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates were 2.4%, 2.1% and 2.1% during the years ended December 31, 2012, 2013 and 2014, respectively, which moderated the decline in average consumer subscribers.

•
Partially offset by increases in our average revenue per subscriber, which was $21.34, $21.83 and $22.89 during the years ended December 31, 2012, 2013 and 2014, respectively. The increases were due to targeted price increases and a change in mix of subscribers. In addition, we began billing certain broadband subscribers for modem equipment rental in April 2014 which also contributed to the increase in average revenue per subscriber from 2013 to 2014.

Cost of revenues

The following table presents our cost of revenues for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business Services	$527,514	$506,245	$469,523	$(21,269)	(4)%	$(36,722)	(7)%
Consumer Services	105,102	94,497	87,913	(10,605)	(10)%	(6,584)	(7)%
Total cost of revenues	$632,616	$600,742	$557,436	$(31,874)	(5)%	$(43,306)	(7)%

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

Business Services

The following table presents the primary reasons for the changes in Business Services cost of revenues for the years ended December 31, 2013 and 2014 compared to the prior years:

	2013 vs 2012	2014 vs 2013
	(in millions)
Due to cost saving initiatives and declines in traditional products (a)	$(5.0)	$(36.2)
Due to favorable settlements (b)	(3.8)	(10.7)
Due to change in reserves for regulatory audits (c)	(15.5)	7.2
Due to acquisitions (d)	3.0	3.0
Total change in Business Services cost of revenues	$(21.3)	$(36.7)
______________

(a)
Decrease due to a concentrated effort to manage cost of revenues through network grooming, auditing invoices and other cost saving initiatives, which was a significant strategy during 2014, and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)	Decrease due to change in estimates for favorable dispute and other settlements recognized during 2013 and 2014.

(c)
Decrease in 2013 due to an $8.3 million charge recorded in 2012 to increase our reserves for regulatory audits, primarily an audit conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, and a $7.2 million favorable adjustment recorded in the third quarter of 2013 to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company.

(d)	Increase due to inclusion of CenterBeam cost of revenues beginning in July 2013.

Consumer Services

Consumer Services cost of revenues decreased during the years ended December 31, 2013 and 2014 compared to the prior years primarily due to the following:

•	The decreases in average consumer services subscribers noted above under Consumer Services Revenues.

•
Partially offset by increases in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase from 2013 to 2014 was costs associated with modem equipment rental revenue which we began billing to certain broadband customers beginning in April 2014.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$429,087	$426,070	$419,019	$(3,017)	(1)%	$(7,051)	(2)%

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

The decrease in selling, general and administrative expenses during the year ended December 31, 2013 compared to the prior year was primarily due to cost savings realized from workforce reductions and other synergies from integrating acquisitions made in 2010 through 2013. The decrease in selling, general and administrative expenses during the year ended December 31, 2014 compared to the prior year was primarily due to an increased focus on optimizing our cost structure, including reduced people costs, bad debt and payment processing, occupancy costs and advertising. Partially offsetting these declines was the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$112,489	$116,744	$123,695	$4,255	4%	$6,951	6%
Amortization expense	70,676	66,370	63,177	(4,306)	(6)%	(3,193)	(5)%
Total depreciation and amortization	$183,165	$183,114	$186,872	$(51)	—%	$3,758	2%

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The increases in depreciation expense during the years ended December 31, 2013 and 2014 compared to the prior years were primarily due to capital expenditures over the past two years. The decreases in amortization expense during the years ended December 31, 2013 and 2014 compared to the prior years were primarily due to definite-lived intangible assets becoming fully amortized over the years.

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
We did not record any impairment of goodwill during the years ended 2012 or 2014. Approximately $48.8 million of goodwill attributable to our Business Services reporting unit and $88.9 million of goodwill attributable to our Consumer Services reporting unit remains as of December 31, 2014. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of our reporting units.

Impairment of long-lived assets. During the year ended December 31, 2014, we recorded $14.3 million for impairment of long-lived assets, consisting of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairments were classified within impairment of goodwill and long-lived assets in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Integration-related costs	$10,452	$21,622	$9,043	$11,170	107%	$(12,579)	(58)%
Severance, retention and other employee costs	6,067	14,844	9,297	8,777	145%	(5,547)	(37)%
Transaction-related costs	1,399	1,021	4	(378)	(27)%	(1,017)	(100)%
Facility-related costs	479	2,328	1,744	1,849	386%	(584)	(25)%
Legacy plan restructuring costs	(153)	215	—	368	241%	(215)	100%
Restructuring, acquisition and integration-related costs	$18,244	$40,030	$20,088	$21,786	119%	$(19,942)	(50)%

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; and 4) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss). For more information regarding our restructuring, acquisition and integration-related costs, refer to Note 5, "Restructuring, Acquisition and Integration-Related Costs," to our Consolidated Financial Statements.

The increase in restructuring, acquisition and integration-related costs during the year ended December 31, 2013 compared to the prior year was primarily due to the following:

•	an increase in costs to integrate operating support systems, networks and certain billing systems as we worked to complete several significant integration projects during the year;

•	costs related to our acquisition of CenterBeam in July 2013;

•	employee termination costs associated with certain voluntary employee separations;

•	costs to exit duplicate facilities; and

•	restructuring costs related to a reduction in our sales workforce, some sales offices closing and a reduction in force due to the exit of telecom systems sales.

The decrease in restructuring, acquisition and integration-related costs during the year ended December 31, 2014 compared to the prior year was primarily due to the following:

•	the completion of several acquisition and integration projects during the year;

•
partially offset by $7.3 million of restructuring costs recorded during the year ended December 31, 2014 for severance and other employee costs in connection with a reduction in workforce that is eliminating approximately 450 positions driven by changes our business strategy. Such costs were included in restructuring, acquisition and integration-related costs in the Consolidated Statement of Comprehensive Loss.

Interest expense and other, net

The following table presents our interest expense and other, net, for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$64,331	$60,495	$56,382	$(3,836)	(6)%	$(4,113)	(7)%
Interest income	(2,076)	(84)	(125)	1,992	(96)%	(41)	49%
Other, net	1,161	275	4	(886)	(76)%	(271)	(99)%
Total interest expense and other, net	$63,416	$60,686	$56,261	$(2,730)	(4)%	$(4,425)	(7)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the year ended December 31, 2013 compared to the prior year was primarily due to lower interest expense resulting from the issuance of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes and repayment of our remaining 10.5% ITC^DeltaCom Notes (the "ITC^DeltaCom Notes") in May 2013. Partially offsetting the decrease in interest expense was a $2.0 million loss on repayment of debt recorded in connection with the redemption of our ITC^DeltaCom Notes and a $2.0 million decrease in interest income due to lower cash and marketable securities.

The decrease in interest expense and other, net, during the year ended December 31, 2014 compared to the prior year was primarily due to lower interest expense resulting from the issuance of 7.375% senior secured notes and repayment of our remaining ITC^DeltaCom Notes in May 2013 and the $2.0 million loss on repayment of debt recorded during the year ended December 31, 2013 in connection with the redemption of our ITC^DeltaCom Notes.

Income tax (provision) benefit

The following table presents the components of the income tax (provision) benefit for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Current benefit	$1,224	$1,639	$5,335
Deferred (provision ) benefit	107	(212,870)	(591)
Total income tax (provision) benefit	$1,331	$(211,231)	$4,744

During the year ended December 31, 2012, the current and non-cash deferred benefits were primarily due to the tax impact of changes to our state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of January 1, 2012; the release of valuation allowance related to specific state net operating losses; and the reversal of state related uncertain tax positions in the current year due to statute expirations. During the year ended December 31, 2013, the current tax benefit was primarily related to the current release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current state taxes and penalties and interest related to uncertain tax positions. During the year ended December 31, 2013, the non-cash deferred tax provision was due primarily to the recording of a valuation allowance against deferred tax assets (as further described below). During the year ended December 31, 2014, the current tax benefit was primarily related to the current release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current year state taxes and penalties and interest related to uncertain tax positions. The non-cash deferred tax expense was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

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

Loss from discontinued operations, net of tax

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Revenues	$13,842	$6,141	$116
Operating costs and expenses	(17,860)	(8,102)	(497)
Income tax benefit	1,600	—	—
Loss from discontinued operations, net of tax	$(2,418)	$(1,961)	$(381)

The operating results of the our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business. We received $0.6 million of cash upon completion of the sale and had a $0.4 million receivable as of December 31, 2014 for contingent consideration expected to be received. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our Business Services segment.

Segment Results of Operations

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

Business Services Segment

The following table sets forth operating results for our Business Services segment for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$1,017,425	$964,227	$930,931	$(53,198)	(5)%	$(33,296)	(3)%
Cost of revenues	527,514	506,245	469,523	(21,269)	(4)%	(36,722)	(7)%
Segment operating expenses	332,542	342,630	345,982	10,088	3%	3,352	1%
Segment operating income	$157,369	$115,352	$115,426	$(42,017)	(27)%	$74	—%

The decreases in Business Services operating income during the years ended December 31, 2013 and 2014 compared to the prior years compared to the prior year were primarily due to declines in revenues for traditional voice and data products, partially offset by revenues from our growth products and revenues from CenterBeam beginning in July 2013. The decrease in Business Services operating income improved in 2014 due to efforts to protect our revenue base, such as targeted price increases and re-terms, and efforts to manage cost of revenues and operating expenses.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Consumer Subscriber Activity
Subscribers at beginning of year	1,350,000	1,139,000	976,000
Gross organic subscriber additions	146,000	105,000	75,000
Churn	(357,000)	(268,000)	(230,000)
Subscribers at end of year (a)	1,139,000	976,000	821,000

Consumer Metrics
Average dial-up subscribers (b)	678,000	582,000	511,000
Average high-speed subscribers (b)	562,000	473,000	385,000
Average consumer subscribers (b)	1,240,000	1,055,000	896,000

ARPU (c)	$21.34	$21.83	$22.89
Churn rate (d)	2.4%	2.1%	2.1%

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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$317,710	$276,379	$245,964	$(41,331)	(13)%	$(30,415)	(11)%
Cost of revenues	105,102	94,497	87,913	(10,605)	(10)%	(6,584)	(7)%
Segment operating expenses	67,526	50,623	43,615	(16,903)	(25)%	(7,008)	(14)%
Segment operating income	$145,082	$131,259	$114,436	$(13,823)	(10)%	$(16,823)	(13)%

The decreases in Consumer Services operating income during the years ended December 31, 2013 and 2014 compared to the prior years were primarily due to limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. The decreases were partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			2013 vs 2012		2014 vs 2013
	2012	2013	2014	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$191,055	$124,156	$139,995	$(66,899)	(35)%	$15,839	13%
Net cash used in investing activities	(163,836)	(112,500)	(102,777)	51,336	31%	9,723	9%
Net cash used in financing activities	(81,381)	(52,641)	(19,721)	28,740	35%	32,920	63%
Net (decrease) increase in cash and cash equivalents	$(54,162)	$(40,985)	$17,497	$13,177	24%	$58,482	143%

Operating activities

The decrease in cash provided by operating activities during the year ended December 31, 2013 compared to the prior year was primarily due to the overall decrease in revenues as well as an increase in payments for restructuring, acquisition and integration-related activities. The increase in cash provided by operating activities during the year ended December 31, 2014 compared to the prior year was primarily due to reduced payables resulting from favorable disputes with vendors, improved collection efforts on accounts receivables, lower payments for acquisition and integration-related costs and a decrease in cash interest paid.

Investing activities

The decrease in net cash used in investing activities during the year ended December 31, 2013 compared to the prior year was primarily due to a $64.1 million change in net cash from purchases and sales of marketable securities, as we generated more cash from the sale of marketable securities (net of purchases) during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Also contributing was a $3.7 million decrease in capital expenditures. Partially offsetting these decreases was $16.8 million of cash used for our acquisition of CenterBeam in July 2013.

The decrease in net cash used in investing activities during the year ended December 31, 2014 compared to the prior year was primarily due to a $40.8 million decrease in capital expenditures and a $16.8 million decrease in cash used for acquisitions, partially offset by $46.9 million of net cash generated from sales and maturities of marketable securities, net of purchases, during the year ended December 31, 2013. The decrease in capital expenditures during the year ended December 31, 2014 was due to additional cash used in 2013 to expand our fiber network and upgrade our network and technology infrastructure, which was substantially complete by the end of 2013, and a focused effort in 2014 to reduce capital expenditures. Capital expenditures during the year ended December 31, 2014 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The decrease in net cash used in financing activities during the year ended December 31, 2013 compared to the prior year was primarily due to a $19.3 million decrease in repurchases of common stock, a $9.4 million decrease in net cash used for debt and capital lease transactions (repayments net of proceeds) and a $0.3 million decrease in dividends paid. We repurchased 3.7 million shares of our common stock for $25.4 million during the year ended December 31, 2012, compared to 1.1 million shares of our common stock for $6.1 million during the year ended December 31, 2013. Dividend payments were $21.1 million and $20.8 million during the years ended December 31, 2012 and 2013, respectively, reflecting quarterly dividends of $0.05 per share.

The decrease in net cash used in financing activities during the year ended December 31, 2014 compared to the prior year was primarily due to a $24.3 million decrease in net cash used for debt and capital lease transactions, a $4.8 million decrease in dividends paid and a $3.9 million decrease in repurchases of common stock. The decrease in dividends paid was due to the timing of our quarterly dividend payment to shareholders. During the years ended December 31, 2013 and 2014, cash dividends declared were $0.20 per share. However, our fourth quarter 2013 payment was paid to shareholders within the quarter and our fourth quarter 2014 was paid to shareholders subsequent to the quarter in January 2015. We repurchased 1.1 million shares of our common stock for $6.1 million during the year ended December 31, 2013, compared to 0.7 million shares of our common stock for $2.2 million during the year ended December 31, 2014.

Future uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including our $300.0 million aggregate principal amount of Senior Notes due in May 2019, our $300.0 million aggregate principal amount of Senior Secured Notes due in June 2020 and any future borrowings under our $135.0 million revolving credit facility.

•
Capital expenditures. We expect to incur capital expenditures of approximately $90.0 million to $100.0 million during 2015. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

•
Investments in our growth Business Services. We expect to invest cash in sales and marketing efforts and other resources required to support our strategy related to our growth Business Services products.

•
Dividends. We have historically used cash for dividends. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities, restrictions on dividends under the agreements governing our indebtedness and other factors the Board of Directors may deem relevant.

•
Other. We may also use cash to invest in or acquire other companies, to repurchase common stock or to repurchase or redeem debt. We expect to use cash for current restructuring liabilities. Payments will primarily be paid in 2015 and will be funded through operating cash flows. In addition, we continue to evaluate our business, including evaluating ways to reduce the cost structure of our business, and may use cash for additional restructuring activities.

In October 2014, our Board of Directors authorized management to repurchase up to $30.0 million of our outstanding Senior Secured Notes or Senior Notes, so long as it is in compliance with our indenture and credit agreement covenants. In November 2014, we amended our Credit Agreement to permit the repurchase of up to $30.0 million of our Senior Secured Notes or Senior Notes, as long as such purchases otherwise comply with the terms of our credit agreement and the terms of the applicable indentures.

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the years ended December 31, 2012, 2013 and 2014, we generated $191.1 million, $124.2 million and $140.0 million in cash from operations, respectively. As of December 31, 2014, we had $134.1 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

Another source of liquidity is our revolving credit facility. We have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of December 31, 2014, no amounts had been drawn or were outstanding under our senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $135.0 million credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2014:

		Payment Due by Period
	Total	2015	2016- 2017	2018- 2019	After 5 Years
	(in thousands)
Long-term debt (1)	$600,000	$—	$—	$300,000	$300,000
Interest payments on long-term debt (2)	236,328	48,750	97,500	80,859	9,219
Purchase commitments (3)	128,784	49,891	52,646	11,603	14,644
Operating leases (4)	150,866	32,434	54,146	37,854	26,432
Capital leases (5)	21,759	3,211	6,294	6,209	6,045
Total (6)	$1,137,737	$134,286	$210,586	$436,525	$356,340
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and premiums. As of December 31, 2014, we had $600.0 million aggregate principal amount of debt outstanding, consisting of $300.0 million of 8.875% Senior Notes due May 15, 2019 and $300.0 million of 7.375% Senior Secured Notes due June 1, 2020.

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

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2023, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.1 million, $2.1 million, $2.1 million, $2.2 million and $1.9 million during the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, which as of December 31, 2014 was $17.2 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of December 31, 2014 and we maintained a consolidated net leverage ratio of not greater than 3.0 to 1.0. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2014, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the

Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, and loss from discontinued operations, net of tax, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Net income (loss)	$7,520	$(538,827)	$(72,752)
Interest expense and other, net	63,416	60,686	56,261
Income tax provision (benefit)	(1,331)	211,231	(4,744)
Depreciation and amortization	183,165	183,114	186,872
Stock-based compensation expense	10,462	13,275	12,600
Impairment of goodwill and long-lived assets	—	255,599	14,334
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Loss from discontinued operations, net of tax	2,418	1,961	381
Adjusted EBITDA	$283,894	$227,069	$213,040

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Net income (loss)	$7,520	$(538,827)	$(72,752)
Interest expense and other, net	63,416	60,686	56,261
Income tax provision (benefit)	(1,331)	211,231	(4,744)
Depreciation and amortization	183,165	183,114	186,872
Stock-based compensation expense	10,462	13,275	12,600
Impairment of goodwill and long-lived assets	—	255,599	14,334
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Loss from discontinued operations, net of tax	2,418	1,961	381
Purchases of property and equipment	(147,360)	(143,614)	(102,863)
Unlevered Free Cash Flow	$136,534	$83,455	$110,177

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Net cash provided by operating activities	$191,055	$124,156	$139,995
Income tax provision (benefit)	(1,331)	211,231	(4,744)
Non-cash income taxes	107	(212,870)	(591)
Interest expense and other, net	63,416	60,686	56,261
Amortization of debt discount, premium and issuance costs	1,945	(2,061)	(4,104)
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Changes in operating assets and liabilities	7,930	5,662	5,673
Purchases of property and equipment	(147,360)	(143,614)	(102,863)
Other, net	2,528	235	462
Unlevered Free Cash Flow	$136,534	$83,455	$110,177

Net cash used in investing activities	$(163,836)	$(112,500)	$(102,777)
Net cash used in financing activities	$(81,381)	$(52,641)	$(19,721)

Recently Issued Accounting Pronouncements

For information about recently issued accounting pronouncements, refer to Note 2 to our Consolidated Financial Statements.

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

A 10% difference in our sales credit reserves as of December 31, 2014 would have affected net loss by approximately $4.7 million during the year ended December 31, 2014.

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

A 10% difference in our allowance for doubtful accounts as of December 31, 2014 would have affected net loss by approximately $0.6 million as of December 31, 2014.

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

During the year ended December 31, 2013, we recorded income tax expense of $266.3 million to record a valuation allowance for deferred tax assets that we determined are not "more-likely-than-not" able to be realized. Any future change in the valuation allowance could have an effect on stockholders' equity and the income tax provision in the statement of comprehensive income.

As of December 31, 2014, we had unrecognized tax positions of $17.2 million. Within the next twelve months, it is reasonably possible that approximately $0.2 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. Approximately $0.4 million would impact the effective rate once settled.

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

We estimate the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, we estimate the fair value using the guideline company method. We select guideline companies in the industry where each reporting unit operates. We primarily use revenue and EBITDA multiples based on the multiples of the selected guideline companies. For our fiscal year 2014 annual goodwill impairment test, we used the income approach.

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

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years.

During the first quarter of 2013, we performed an interim goodwill test and recognized a $256.7 million non-cash impairment charge to goodwill related to our Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in our market capitalization following the announcement of our fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value. We did not record any impairment of goodwill during the years ended 2012 or 2014.

As of December 31, 2014, we had approximately $137.8 million of goodwill. Of the total goodwill, $48.8 million was allocated to our Business Services reporting unit and $88.9 million was allocated to our Consumer Services reporting unit. Our fiscal 2014 impairment test indicated the estimated fair value of our Consumer Services reporting unit and Business Services reporting unit substantially exceeded their carrying values and therefore was not at risk of future impairment. However, deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Examples of events or circumstances that could have a negative effect on the estimated fair value of the Business Services reporting unit include (i) changes in technology or customer demands that were not anticipated; (ii) competition or regulatory developments in the industry that may adversely affect profitability; (iii) a prolonged weakness in general economic conditions; (iv) a sustained decrease in share price; (v) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our strategy to grow our growth products. If the assumptions used in the impairment analysis are not met or materially change, we may be required to recognize an impairment loss.

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

Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. In addition, we are subject to significant regulation, and regulatory matters are subject to differing interpretations.

Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change, it could have a material impact on our business, consolidated financial position, results of operations or cash flows

During the year ended December 31, 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit that was conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period. During the year ended December 31, 2013, we recorded a $7.2 million favorable adjustment to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily the audit by the Universal Service Administrative Company. During the year ended December 31, 2014, we recorded a $2.2 million liability for a loss contingency that became probable and estimable during the year.

We have not made any material changes in the accounting methodology used to accrue for loss contingencies during the last three years.

Cautionary Note Concerning Factors That May Affect Future Results
The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that failure to achieve operating efficiencies would adversely affect our results of operations and cash flows; (4) that we may have to undertake further restructuring plans that would require additional charges; (5) that is we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations(7) that we may be unable to successfully make or integrate acquisitions, which could adversely affect our results of operations; (8) that we face significant competition in the communications and managed services industry that could reduce our profitability; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (13) that we may experience reductions in switched access and reciprocal compensation revenue; (14) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (15) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (16) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that potential regulation of Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2013 and 2014, we had approximately $592.2 million and $593.4 million, respectively, of long-term debt outstanding (excluding capital lease obligations), all of which bear interest at fixed rates. For more information regarding our outstanding indebtedness, refer to Note 10, "Long-Term Debt and Capital Lease Obligations," to our Consolidated Financial Statements. The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2013 and 2014:

	As of December 31, 2013		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$303,663	$300,000	$301,503
Senior Notes	292,238	304,470	293,399	300,300
Total debt, excluding capital leases	$592,238	$608,133	$593,399	$601,803

Item 8.    Financial Statements And Supplementary Data.
EARTHLINK HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited the accompanying consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2013 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink Holdings Corp. at December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EarthLink Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EarthLink Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2013 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2015

EARTHLINK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2014
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$116,636	$134,133
Accounts receivable, net of allowance of $8,615 and $6,211 as of December 31, 2013 and 2014, respectively	100,792	92,616
Prepaid expenses	15,945	13,761
Deferred income taxes, net	549	—
Other current assets	13,930	13,671
Total current assets	247,852	254,181
Property and equipment, net	438,321	404,713
Goodwill	139,215	137,751
Other intangible assets, net	155,428	91,490
Other long-term assets	26,502	22,026
Total assets	$1,007,318	$910,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,440	$23,726
Accrued payroll and related expenses	35,041	50,197
Other accrued liabilities	88,225	85,181
Deferred revenue	49,689	43,940
Current portion of long-term debt and capital lease obligations	1,489	1,537
Deferred income taxes, net	—	751
Total current liabilities	207,884	205,332
Long-term debt and capital lease obligations	606,442	606,284
Long-term deferred income taxes, net	2,221	2,448
Other long-term liabilities	28,553	21,313
Total liabilities	845,100	835,377
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2014	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 197,491 and 198,623 shares issued as of December 31, 2013 and 2014, respectively, and 101,876 and 102,296 shares outstanding as of December 31, 2013 and 2014, respectively	1,975	1,986
Additional paid-in capital	2,047,607	2,035,382
Accumulated deficit	(1,144,975)	(1,217,727)
Treasury stock, at cost, 95,615 and 96,327 shares as of December 31, 2013 and 2014, respectively	(742,389)	(744,857)
Total stockholders’ equity	162,218	74,784
Total liabilities and stockholders’ equity	$1,007,318	$910,161
The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2013	2014
	(in thousands, except per share data)
Revenues	$1,335,135	$1,240,606	$1,176,895
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	632,616	600,742	557,436
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	429,087	426,070	419,019
Depreciation and amortization	183,165	183,114	186,872
Impairment of goodwill and long-lived assets	—	255,599	14,334
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Total operating costs and expenses	1,263,112	1,505,555	1,197,749
Income (loss) from operations	72,023	(264,949)	(20,854)
Interest expense and other, net	(63,416)	(60,686)	(56,261)
Income (loss) from continuing operations before income taxes	8,607	(325,635)	(77,115)
Income tax (provision) benefit	1,331	(211,231)	4,744
Income (loss) from continuing operations	9,938	(536,866)	(72,371)
Loss from discontinued operations, net of tax	(2,418)	(1,961)	(381)
Net income (loss)	$7,520	$(538,827)	$(72,752)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investments, net of tax	26	(12)	—
Other comprehensive income (loss), net of tax	26	(12)	—
Comprehensive income (loss)	$7,546	$(538,839)	$(72,752)

Basic net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)
Discontinued operations	(0.02)	(0.02)	—
Basic net income (loss) per share	$0.07	$(5.25)	$(0.71)
Basic weighted average common shares outstanding	105,221	102,599	102,313

Diluted net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)
Discontinued operations	(0.02)	(0.02)	—
Diluted net income (loss) per share	$0.07	$(5.25)	$(0.71)
Diluted weighted average common shares outstanding	105,983	102,599	102,313

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2011	196,202	$1,962	$2,071,298	$(613,668)	(90,009)	$(706,434)	$(14)	$753,144
Exercise of stock options and vesting of restricted stock units	717	7	333	—	—	—	—	340
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(2,379)	—	—	—	—	(2,379)
Dividends paid on shares outstanding and restricted stock units	—	—	(21,128)	—	—	—	—	(21,128)
Dividends payable on restricted stock units	—	—	(299)	—	—	—	—	(299)
Stock-based compensation expense	—	—	10,471	—	—	—	—	10,471
Return of One Communications escrow shares	—	—	—	—	(422)	(3,154)	—	(3,154)
Change in deferred tax asset	—	—	(322)	—	—	—	—	(322)
Repurchases of common stock	—	—	—	—	(3,749)	(25,415)	—	(25,415)
Unrealized holding gains, net of tax	—	—	—	—	—	—	26	26
Net income	—	—	—	7,520	—	—	—	7,520
Balance as of December 31, 2012	196,919	1,969	2,057,974	(606,148)	(94,180)	(735,003)	12	718,804
Vesting of restricted stock units	572	6	(6)	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,009)	—	—	—	—	(2,009)
Dividends paid on shares outstanding and restricted stock units	—	—	(20,795)	—	—	—	—	(20,795)
Dividends payable on restricted stock units	—	—	(576)	—	—	—	—	(576)
Stock-based compensation expense	—	—	13,275	—	—	—	—	13,275
Return of One Communications escrow shares	—	—	—	—	(231)	(1,320)	—	(1,320)
Change in deferred tax asset	—	—	(256)	—	—	—	—	(256)
Repurchases of common stock	—	—	—	—	(1,204)	(6,066)	—	(6,066)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(538,827)	—	—	—	(538,827)
Balance as of December 31, 2013	197,491	1,975	2,047,607	(1,144,975)	(95,615)	(742,389)	—	162,218
Vesting of restricted stock units	1,132	11	(11)	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,418)	—	—	—	—	(3,418)
Dividends paid on shares outstanding and restricted stock units	—	—	(16,013)	—	—	—	—	(16,013)
Dividends payable on shares outstanding and restricted stock units	—	—	(5,383)	—	—	—	—	(5,383)
Stock-based compensation expense	—	—	12,600	—	—	—	—	12,600
Return of One Communications escrow shares	—	—	—	—	(56)	(258)	—	(258)
Repurchases of common stock	—	—	—	—	(656)	(2,210)	—	(2,210)
Net loss	—	—	—	(72,752)	—	—	—	(72,752)
Balance as of December 31, 2014	198,623	$1,986	$2,035,382	$(1,217,727)	(96,327)	$(744,857)	$—	$74,784
The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:	(in thousands)
Net income (loss)	$7,520	$(538,827)	$(72,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,165	183,114	186,872
Impairment of goodwill and long-lived assets	—	255,599	14,334
Loss on disposals and impairments of fixed assets	1,531	406	—
Non-cash income taxes	(107)	212,870	591
Stock-based compensation	10,462	13,275	12,600
Amortization of debt discount, premium and issuance costs	(1,945)	2,061	4,104
(Gain) loss on conversion and repayment of debt	(808)	2,080	—
Other operating activities	(833)	(760)	(81)
(Increase) decrease in accounts receivable, net	(386)	12,039	8,191
Decrease in prepaid expenses and other assets	583	6,245	4,457
Decrease in accounts payable and accrued and other liabilities	(7,040)	(22,321)	(12,792)
Decrease in deferred revenue	(1,087)	(1,625)	(5,529)
Net cash provided by operating activities	191,055	124,156	139,995
Cash flows from investing activities:
Purchases of property and equipment	(147,360)	(143,614)	(102,863)
Purchases of marketable securities	(73,060)	(41,209)	—
Sales and maturities of marketable securities	55,816	88,060	—
Purchase of businesses, net of cash acquired	—	(16,806)	—
Purchase of customer relationships	—	(1,195)	—
Other investing activities	768	2,264	86
Net cash used in investing activities	(163,836)	(112,500)	(102,777)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	290,565	—
Repayment of debt and capital lease obligations	(35,287)	(316,392)	(1,528)
Repurchases of common stock	(25,415)	(6,066)	(2,210)
Payment of dividends	(21,128)	(20,795)	(16,013)
Proceeds from exercises of stock options	338	—	—
Other financing activities	111	47	30
Net cash used in financing activities	(81,381)	(52,641)	(19,721)
Net (decrease) increase in cash and cash equivalents	(54,162)	(40,985)	17,497
Cash and cash equivalents, beginning of year	211,783	157,621	116,636
Cash and cash equivalents, end of year	$157,621	$116,636	$134,133

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and managed services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 29,000 route fiber miles, 90 metro fiber rings and enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 18, “Segment Information.”

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the useful lives of intangible assets and property and equipment; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit and restructuring liabilities; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of services; stock-based compensation expense; unrecognized tax benefits; and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. The Company maintains an allowance for doubtful accounts for accounts receivable that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to the Company. If the financial condition of the Company's customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Bad debt expense related to allowances for doubtful accounts is included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The Company's allowance for doubtful accounts was $8.6 million and $6.2 million as of December 31, 2013 and 2014, respectively. The Company recorded bad debt expense of $8.6 million, $9.8 million and $8.7 million during the years ended December 31, 2012, 2013 and 2014, respectively. The Company's write-offs of uncollectible accounts were $8.0 million, $9.0 million and $11.1 million during the years ended December 31, 2012, 2013 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts and any gains and losses are included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income (Loss). Upon impairment, the Company accelerates depreciation of the asset and such cost is included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Income (Loss).
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

Buildings	20–40 years
Communications and fiber optic network	5–20 years
Computer equipment and software	3–5 years
Office and other equipment	3–5 years
Customer acquisition costs	3 years
Leasehold improvements	Shorter of estimated useful life or lease term
The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs related to its Business Services customers to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders last mile facilities in connection with new customers acquired by the Company. Customer acquisition costs include external and internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might not be recoverable.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
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
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the year ended December 31, 2014, the Company recorded $14.3 million for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairment loss is classified within impairment of goodwill and long-lived assets in the Consolidated Statement of Comprehensive Loss.
Leases
The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company's operating lease agreements include scheduled rent escalations or rent holidays over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company's rent expense on a straight-line basis over the term of the related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.
Asset Retirement Obligations
The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to restore to their previous condition upon exit from the lease. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company's asset retirement obligations were $4.2 million and $3.1 million as of December 31, 2013 and 2014, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
General. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided or products have been delivered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company's customers generally pay in advance for their services, and revenue is recognized ratably over the service period. Advance payments from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.
The Company's Business Services segment earns revenue by providing a broad range of data, voice and managed services to retail and wholesale business customers. The Company's Business Services revenue includes the following categories: (1) retail services, which includes data, voice and managed services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity and other services to other telecommunications carriers; and (3) other services, which includes web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; equipment fees; termination fees; and administrative fees.
The Company's Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services. The Company's Consumer Services revenue includes the following categories: (1) access services, which includes dial-up and high-speed Internet access services and (2) value-added services, which includes revenues from ancillary services sold as add-on features to the Company's Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.
Multiple element arrangements. Revenues may be part of multiple element arrangements, such as equipment sold with data and voices services. For multiple element arrangements, the Company separates deliverables into units of accounting and recognizes revenue for each unit of accounting based on evidence of each unit's relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met, limited to amounts currently billable under the terms of the Company's contracts. Each deliverable is considered a separate unit of accounting if the delivered item has stand-alone value to the customer. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: 1) the price the Company sells the same unit for when the Company sells it separately; 2) the price another vendor would sell a generally interchangeable item; or 3) the Company's best estimate of the stand-alone price.
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
Activation and installation. When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor. The costs associated with such activation and installation activities are deferred and recognized as operating expense over the same period to the extent they are recoverable based on future revenues.
Sales credit reserves. The Company makes estimates for potential future sales credits to be issued in respect of earned revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. The Company analyzes historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating its credit reserve requirements. The Company reserves known billing errors and service interruptions as incurred. The Company reviews customer disputes and reserves against those the Company believes to be valid claims. The Company also estimates a sales credit reserve related to unknown billing errors and disputes based on historical credit activity. Experience indicates that the invoices that are provided to other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the customer relationships.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Comprehensive Income (Loss).

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of Revenues

Cost of revenues includes costs directly associated with providing products and services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues includes the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; the costs of equipment sold to customers; and other costs directly related to our network and services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network.
These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company's service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves for billing disputes are adequate.
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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss). Advertising expenses were $8.6 million, $9.1 million and $7.8 million during the years ended December 31, 2012, 2013 and 2014, respectively.
Stock-Based Compensation
As of December 31, 2014, the Company had various stock-based compensation plans, which are more fully described in Note 12, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Restructuring, Acquisition and Integration-Related Costs
Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received. Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with restructuring, acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Interest Expense and Other, Net
Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases; amortization of debt issuance costs, debt premiums and debt discounts; interest earned on the Company's cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Interest expense	$64,331	$60,495	$56,382
Interest income	(2,076)	(84)	(125)
Other, net	1,161	275	4
Interest expense and other, net	$63,416	$60,686	$56,261

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is "more-likely-than-not" that those assets will not be realized. The Company considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax (provision) benefit in the Consolidated Statements of Comprehensive Income (Loss).

Earnings per Share

Basic earnings per share represents net income (loss) divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively "Common Stock Equivalents"), were

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exercised or converted into common stock. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.
Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2013 includes unrealized gains and losses, net of tax, on certain investments classified as available-for-sale.
Certain Risks and Concentrations
Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2013 and 2014, no customer accounted for more than 10% of gross accounts receivable.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Earnings per Share

The following table sets forth the computation for basic and diluted net income per share for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations	$9,938	$(536,866)	$(72,371)
Loss from discontinued operations, net of tax	(2,418)	(1,961)	(381)
Net income (loss)	$7,520	$(538,827)	$(72,752)

Denominator
Basic weighted average common shares outstanding	105,221	102,599	102,313
Dilutive effect of Common Stock Equivalents	762	—	—
Diluted weighted average common shares outstanding	105,983	102,599	102,313

Basic net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)
Discontinued operations	(0.02)	(0.02)	—
Basic net income (loss) per share	$0.07	$(5.25)	$(0.71)

Diluted net income (loss) per share
Continuing operations	$0.09	$(5.23)	$(0.71)
Discontinued operations	(0.02)	(0.02)	—
Diluted net income (loss) per share	$0.07	$(5.25)	$(0.71)

Approximately 3.5 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share during the year ended December 31, 2012 because their effect would have been anti-dilutive. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the years ended December 31, 2013 and 2014 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of December 31, 2013 and 2014, the Company had 9.5 million and 8.3 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

4.  Acquisition

On July 1, 2013, the Company acquired substantially all of the assets of CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses. The fair value of consideration transferred was $23.5 million, which included $16.8 million of cash and $6.7 million for the assumption and repayment of debt and other obligations. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of CenterBeam were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, the Company recorded approximately $16.7 million of goodwill, $6.4 million of identifiable intangible assets, $0.8 million of property and equipment and $0.4 million of net other liabilities. Substantially all of the goodwill is expected to be deductible for income tax purposes. The Company has included the financial results of CenterBeam in its consolidated financial statements from the date of acquisition. Pro forma financial information for CenterBeam has not been presented, as the effects were not material to the Company's consolidated financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Integration-related costs	$10,452	$21,622	$9,043
Severance, retention and other employee costs	6,067	14,844	9,297
Transaction-related costs	1,399	1,021	4
Facility-related costs	479	2,328	1,744
Legacy plan restructuring costs	(153)	215	—
Restructuring, acquisition and integration-related costs	$18,244	$40,030	$20,088

Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss).

During the year ended December 31, 2013, the Company recorded $2.8 million of restructuring costs to restructure the Company's sales organization, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring. During the year ended December 31, 2014, the Company recorded $7.3 million of restructuring costs in connection with a reduction in workforce that eliminated approximately 450 positions. The reduction in workforce was driven by changes in the Company's business strategy. The restructuring costs consisted of severance and other employee benefit costs. Restructuring costs for the years ended December 31, 2013 and 2014 are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the year ended December 31, 2014:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2013	$—	$5,064	$5,064
Accruals	7,337	1,744	9,081
Payments	(1,964)	(2,095)	(4,059)
Balance as of December 31, 2014	$5,373	$4,713	$10,086

As of December 31, 2013, $2.9 million of facility exit and restructuring liabilities were classified within current liabilities and $2.2 million were classified as other long-term liabilities. As of December 31, 2014, $6.8 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Discontinued Operations

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Revenues	$13,842	$6,141	$116
Operating costs and expenses	(17,860)	(8,102)	(497)
Income tax benefit	1,600	—	—
Loss from discontinued operations, net of tax	$(2,418)	$(1,961)	$(381)
The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business. The Company received $0.6 million of cash upon completion of the sale and had a $0.4 million receivable as of December 31, 2014 for contingent consideration expected to be received. The Company has no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in the Company's Business Services segment.

7.     Property and Equipment
The Company's property and equipment consisted of the following as of December 31, 2013 and 2014:

	As of December 31, 2013	As of December 31, 2014
	(in thousands)
Communications and fiber optic networks	$551,848	$595,050
Computer equipment and software	231,818	251,107
Land and buildings	42,056	42,379
Leasehold improvements	37,754	29,336
Office and other equipment	15,679	14,521
Work in progress	32,168	15,693
Property and equipment, gross	911,323	948,086
Less accumulated depreciation	(473,002)	(543,373)
Property and equipment, net	$438,321	$404,713

Depreciation expense, which includes amortization of property under capital leases, was $112.5 million, $116.7 million and $123.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.

During the year ended December 31, 2014, the Company wrote-off, retired and impaired property and equipment that had a cost basis of $67.9 million and accumulated depreciation of $51.8 million.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2014 were as follows:

	Consumer Services Segment	Business Services Segment	Total
	(in thousands)
Balance as of December 31, 2013
Goodwill	$88,920	$394,873	$483,793
Accumulated impairment loss	—	(344,578)	(344,578)
	88,920	50,295	139,215

Goodwill adjustments	—	(1,464)	(1,464)

Balance as of December 31, 2014
Goodwill	88,920	393,409	482,329
Accumulated impairment loss	—	(344,578)	(344,578)
	$88,920	$48,831	$137,751

The goodwill adjustments during the year ended December 31, 2014 resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust amounts recorded at the acquisition date.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2014:

	As of December 31, 2013			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$366,651	$(219,030)	$147,621	$359,187	$(271,968)	$87,219
Developed technology and software	26,261	(19,194)	7,067	26,261	(22,096)	4,165
Trade names	9,121	(8,796)	325	1,521	(1,521)	—
Other	1,800	(1,385)	415	1,800	(1,694)	106
Other intangible assets, net	$403,833	$(248,405)	$155,428	$388,769	$(297,279)	$91,490

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2014, the weighted average amortization periods were 5.2 years for customer relationships, 3.8 years for developed technology and software, 5.0 years for trade names and 3.6 years for other identifiable intangible assets.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), for the years ended December 31, 2012, 2013 and 2014 was as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Amortization expense	$70,676	$66,370	$63,177

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $66.2 million, $23.6 million, $1.3 million and $0.4 million during the years ending December 31, 2015, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

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
Annual Test of Goodwill. The annual impairment test during the fourth quarters of 2012, 2013 and 2014 indicated that the fair value of the Company's reporting units exceeded their carrying values.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2014 impairment test. The Company

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

identified two reporting units for evaluating goodwill for the 2014 annual impairment test, which were Business Services and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

The Company estimated the fair values of its reporting units based on the income approach. This models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value.

Definite-Lived Intangible Assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2012, 2013 and 2014.

9.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2013 and 2014:

	As of December 31, 2013	As of December 31, 2014
	(in thousands)
Accrued taxes and surcharges	$25,628	$17,801
Accrued communications costs	23,602	25,917
Accrued interest	5,289	5,251
Accrued dividends	1,397	6,780
Amounts due to customers	9,890	9,565
Other	22,419	19,867
Total other accrued liabilities	$88,225	$85,181

10.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2013 and 2014:

	As of December 31, 2013	As of December 31, 2014
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Senior notes due May 2019	300,000	300,000
Unamortized discount on senior notes due May 2019	(7,762)	(6,601)
Capital lease obligations	15,693	14,422
Carrying value of debt and capital lease obligations	607,931	607,821
Less current portion of debt and capital lease obligations	(1,489)	(1,537)
Long-term debt and capital lease obligations	$606,442	$606,284

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Ranking and Guaranty. The Senior Secured Notes and the related guarantees of certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) senior secured obligations and rank equally with all of the Company's and the Guarantors' other senior secured indebtedness. The Senior Secured Notes and the guarantees are secured by a first-priority lien on substantially all of EarthLink's assets and the assets of the Guarantors (subject to certain exceptions and permitted liens).
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of December 31, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  As of December 31, 2014, the indenture governing the Company's Senior Secured Notes permitted approximately $81.6 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

Redemption.  The Company may redeem the Senior Notes, in whole or in part, (i) from May 15, 2015 until May 15, 2016 at a price equal to 104.438% of the principal amount of the Senior Notes redeemed; (ii) from May 15, 2016 until May 15, 2017 at a price equal to 102.219% of the principal amount of the Senior Notes redeemed; and (iii) from May 15, 2017 at a price equal to 100% of the principal amount of the Senior Notes redeemed, in each case plus accrued and unpaid interest.  Prior to May 15, 2015, the Company may also redeem the Senior Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed plus a make-whole premium and accrued and unpaid interest.  In addition, prior to May 15, 2014, the Company was able to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a price equal to 108.875% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ranking and Guaranty. The Senior Notes and the related guarantees of the Guarantors are the Company’s and the Guarantors’ unsecured senior obligations and rank equally with all of the Company’s and the Guarantors’ other senior indebtedness.

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2014, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments. As of December 31, 2014, the indenture governing the Company's Senior Notes permitted approximately $206.8 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Facility

General.  In May 2013, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement).  As of December 31, 2014, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of December 31, 2014. However, $1.8 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of December 31, 2014.

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

Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0. As of December 31, 2014, the Company was in compliance with these covenants.

2014 Developments

In October 2014, the Board of Directors authorized the Company’s management to repurchase up to $30.0 million of the Company’s outstanding Senior Secured Notes or Senior Notes, so long as it is in compliance with the Company’s indenture and credit agreement covenants. In November 2014, the Company amended its Credit Agreement to permit the repurchase of up to $30.0 million of its Senior Secured Notes or Senior Notes, as long as such purchases otherwise comply with the terms of the Credit Agreement and the terms of the applicable indentures.

Financial Information Under Rule 3-10 of Regulation S-X

The Company’s Senior Notes and Senior Secured Notes (the "Notes") are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than certain subsidiaries that are minor (the “Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Company and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of the Company’s obligations under the Notes and the indenture governing the Notes, including the payment of principal (or premium, if any) and interest on the Notes, on an equal and ratable basis. Further, the Company has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to the Company in the form of

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cash dividends, loans or advances. The Company’s assets consist solely of investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the Notes. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for the subsidiary guarantors.

Capital Lease Obligations

The Company maintains capital leases relating to equipment and indefeasible right-to-use fiber agreements. Minimum lease payments under capital leases as of December 31, 2014 are as follows:

Year Ending December 31,	(in thousands)
2015	$3,211
2016	3,172
2017	3,122
2018	3,088
2019	3,120
Thereafter	6,046
Total minimum lease payments	21,759
Less amounts representing interest	(7,337)
Total capital lease obligations	$14,422

11.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of December 31, 2014, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The following table presents repurchases under the Company's share repurchase program for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Total shares repurchased	3,749	1,116	656
Total value of shares repurchased	$25,415	$5,604	$2,210

During the year ended December 31, 2013, the Company also repurchased 0.1 million shares for $0.5 million from a former Board of Director member in a private transaction pursuant to a stock purchase agreement following his resignation from the Board of Directors.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Escrow Transactions

On April 1, 2011, the Company acquired One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. Pursuant to the One Communications merger agreement, the Company deposited shares into an escrow account to fund certain post-closing employment obligations and to secure potential post-closing working capital and other adjustments. The following table presents shares returned from the One Communications escrow fund and recorded as treasury stock for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Total shares returned	422	231	56
Total value of shares returned	$3,154	$1,320	$258

Dividends

During the years ended December 31, 2012, 2013 and 2014, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $21.1 million, $20.8 million and $16.0 million, respectively, during the years ended December 31, 2012, 2013 and 2014. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

12.  Stock-Based Compensation

Stock-based compensation expense was $10.5 million, $13.3 million and $12.6 million during the years ended December 31, 2012, 2013 and 2014, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 23.5 million shares, of which approximately 13.6 million shares were still available for grant as of December 31, 2014. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options Outstanding

The following table summarizes stock option activity as of and for the year ended December 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2013	5,570	$7.33
Granted	300	4.97
Exercised	—	—
Forfeited and expired	(3,395)	7.17
Outstanding as of December 31, 2014	2,475	7.26	6.1	$—
Vested and expected to vest as of December 31, 2014	2,284	7.35	6.0	$—
Exercisable as of December 31, 2014	1,201	8.35	4.1	$—

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2014 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2014. The total intrinsic value of options exercised during the year ended December 31, 2012 was $0.1 million. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. There were no stock option exercises during the years ended December 31, 2013 and 2014. As of December 31, 2014, there was $1.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the status of the Company’s stock options as of December 31, 2014:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	9.0	$4.97	—	$—
6.08	to	6.08	845	8.1	6.08	211	6.08
6.90	to	7.51	660	6.5	7.45	371	7.41
7.64	to	11.82	670	1.9	9.59	619	9.68
4.97	to	11.82	2,475	6.1	7.26	1,201	8.35

The fair value of stock options granted during the years ended December 31, 2012, 2013 and 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2012	2013	2014
Dividend yield	2.69%	3.29%	4.02%
Expected volatility	32.50%	31.20%	46.77%
Risk-free interest rate	0.81%	0.88%	1.60%
Expected life	5 years	5 years	5 years

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2013 and 2014 was $1.65 per share, $1.19 per share and $1.48 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the year ended December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2013	3,936	$6.80
Granted	4,712	4.14
Vested	(1,921)	7.04
Forfeited	(917)	5.71
Outstanding as of December 31, 2014	5,810	$4.74

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2013 and 2014 was $7.51, $6.01 and $4.14, respectively.  The total fair value of shares vested during the years ended December 31, 2012, 2013 and 2014 was $7.4 million, $5.7 million and $8.0 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested. As of December 31, 2014, there was $15.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

13.   Profit Sharing Plans
The Company sponsors the EarthLink Holdings Corp. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $3.9 million, $3.7 million and $3.6 million during the years ended December 31, 2012, 2013 and 2014, respectively.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  Income Taxes

The following table presents the components of the income tax (provision) benefit from continuing operations for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Current
Federal	$(159)	$(115)	$4,470
State	1,383	1,807	954
Foreign	—	(53)	(89)
Total Current	1,224	1,639	5,335
Deferred
Federal	(2,580)	(199,454)	(637)
State	2,687	(13,416)	9
Foreign	—	—	37
Total Deferred	107	(212,870)	(591)
Income tax (provision) benefit from continuing operations	$1,331	$(211,231)	$4,744

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Federal income tax (provision) benefit at statutory rate (35%)	$(3,013)	$113,972	$26,990
State income taxes, net of federal benefit	(703)	7,677	2,885
Non-deductible expenses	(280)	(771)	(732)
Net change to valuation allowance	1,348	(266,561)	(29,565)
Change in state tax rate	1,985	4,725	241
Uncertain tax positions	1,893	1,434	5,140
Non-deductible goodwill	—	(72,213)	—
Other	101	506	(215)
Income tax (provision) benefit from continuing operations	$1,331	$(211,231)	$4,744

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities include the following as of December 31, 2013 and 2014:

	As of December 31,
	2013	2014
	(in thousands)
Current deferred tax assets:
Accrued liabilities and reserves	$7,054	$5,243
Accrued bonus	5,926	12,163
Other	4,352	4,176
Valuation allowance	(14,832)	(20,709)
Current deferred tax liabilities:
Accrued liabilities and reserves	(1,661)	(1,107)
Other	(290)	(517)
Total net current deferred tax asset (liability)	549	(751)
Non-current deferred tax assets:
Net operating loss carryforwards	249,908	267,058
Capital loss carryforward	1,909	1,549
Alternative minimum tax carryforward	14,973	14,952
Accrued liabilities and reserves	3,978	4,411
Subscriber base and other intangible assets	16,836	33,169
Other	13,978	8,207
Valuation allowance	(290,604)	(312,918)
Non-current deferred tax liabilities:
Fixed assets	(6,332)	(11,681)
Accrued liabilities and reserves	(3,094)	(3,287)
Indefinite lived intangible assets	(2,522)	(3,236)
Other	(1,251)	(672)
Total net non-current deferred tax liability	(2,221)	(2,448)
Net deferred tax liability	$(1,672)	$(3,199)

Effective tax rate. The effective rate of 6% differs from the federal statutory rate of 35% primarily due to the change in valuation allowance and the change in uncertain tax positions. The change in the valuation allowance recorded for the year ended December 31, 2014 decreases the effective tax rate by approximately 38%. The change in uncertain tax positions increases the effective tax rate by approximately 7%. The state items increase the effective tax rate by approximately 4%. The current tax benefit for the year ended December 31, 2014 was primarily related to the current release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current year state taxes and penalties and interest related to uncertain tax positions. The non-cash deferred tax expense was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended December 31, 2013, the Company entered into a cumulative loss position. For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence. This cumulative loss position, along with the evaluation of all sources of taxable income available to realize the deferred tax asset, has caused management to conclude that the Company will not be able to fully realize its deferred tax assets in the future. During the three months ended December 31, 2013, the Company recorded a $266.3 million, or $2.61 per share, non-cash charge to record a valuation allowance against its deferred tax assets, which is included in the income tax provision in the Consolidated Statement of Comprehensive Loss. As of December 31, 2013, the Company has recorded a valuation allowance of $305.4 million against its net deferred tax asset, exclusive of its deferred tax liabilities with indefinite useful lives.

The valuation of deferred tax assets requires judgment based on the weight of all available evidence. During the fourth quarter of 2013, management reassessed its projections of future taxable income. This change in projections, coupled with its cumulative loss position caused management to modify its assessment of the realizability of its deferred tax asset and conclude that a full valuation allowance, exclusive of its deferred tax liabilities with indefinite useful lives, was necessary. During 2014, the Company continued to conclude it was not more likely than not that its deferred tax assets would be realized.

During the year ended December 31, 2014, the Company recorded $28.2 million of valuation allowance related to its deferred tax assets. Of the $28.2 million change in valuation allowance, $28.0 million is related to continuing operations and $0.2 million related to discontinued operations. As of December 31, 2014, the Company has recorded a valuation allowance of $333.6 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

The following table summarizes activity in the Company's valuation allowance, for both continuing and discontinued operations, for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Balance as of January 1	$(39,943)	$(38,595)	$(305,436)
Charges/credits to income tax (provision) benefit	1,348	(267,298)	(29,721)
Other adjustments	—	457	1,530
Balance as of December 31	$(38,595)	$(305,436)	$(333,627)

NOLs and tax credits. As of December 31, 2012, 2013 and 2014, the Company had gross NOLs for federal income tax purposes totaling approximately $493.6 million, $620.8 million and $666.2 million, respectively, which begin to expire in 2020. Of these federal NOLs approximately $350.5 million, $300.9 million and $253.8 million were limited under Internal Revenue Code Section 382 in 2012, 2013 and 2014, respectively. As of December 31, 2013 and 2014, the Company had net NOLs for state income tax purposes totaling approximately $32.6 million and $33.9 million, respectively, which begin to expire in 2015. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2014 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2014, the Company had alternative minimum tax credits of approximately $15.0 million. These credits do not have an expiration date. As of December 31, 2014, the Company had capital loss carryforwards of approximately $1.5 million which will expire as of December 31, 2018 if unused.

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, Georgia, California, Massachusetts, New York, North Carolina, Pennsylvania and Texas as material tax jurisdictions for purposes of calculating its uncertain tax positions. Periods extending back to 1997 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended December 31, 2014 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. As of December 31, 2013 and 2014, $0.5 million and $0.2 million, respectively, of interest and $0.8 million and $0.1 million of penalties, respectively, had been accrued.

A reconciliation of changes in the amount of unrecognized tax benefits for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Balance as of January 1	$24,560	$23,400	$21,628
Additions for tax positions of prior years	19	63	—
Adjustments to tax positions under purchase accounting	399	—	—
Reductions as a result of lapses in applicable statute of limitations	(1,578)	(1,835)	(4,423)
Balance as of December 31	$23,400	$21,628	$17,205

During the year ended December 31, 2012, $0.4 million of uncertain tax positions resulting from the acquisition of One Communications were recorded through acquisition accounting.

As of December 31, 2014, it is reasonably possible that approximately $0.2 million of the total uncertain tax positions recorded will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions. Of the total uncertain tax positions recorded on the balance sheet, $0.4 million would impact the effective tax rate once settled.

15. Commitments and Contingencies
Leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2012, 2013 and 2014 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $25.1 million, $26.2 million and $24.8 million, respectively.
Minimum lease commitments (including estimated operating expenses) under non-cancelable leases as of December 31, 2014 are as follows:

Year Ending December 31,	(in thousands)
2015	$32,434
2016	28,308
2017	25,838
2018	21,123
2019	16,731
Thereafter	26,432
Total minimum lease payments, including estimated operating expenses	150,866
Less aggregate contracted sublease income	(10,353)
$140,513

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase commitments
The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of December 31, 2014:

Year Ending December 31,	(in thousands)
2015	$49,891
2016	35,246
2017	17,400
2018	9,128
2019	2,475
Thereafter	14,644
Total	$128,784

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. The Company recorded a $2.2 million liability during the year ended December 31, 2014 for a loss contingency that became probable and estimable during the year.
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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities. During 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit that was conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments, because the amount became probable and estimable during the period. During 2013, the Company recorded a $7.2 million favorable adjustment to its reserves for regulatory audits due to final interpretation and resolution of certain regulatory audits, primarily the audit that was conducted by the Universal Service Administrative Company.
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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $7.9 million of net favorable disputes related to its billings to other carriers during the year ended December 31, 2014, which is included in Business Services revenues in the Consolidated Statement of Comprehensive Loss.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $5.9 million for unrecorded disputed amounts. The Company recognized $11.7 million for favorable disputes with telecommunication vendors during the year ended December 31, 2014, which is included in Business Services cost of revenues in the Consolidated Statement of Comprehensive Loss.
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
Assets and liabilities measured at fair value on a nonrecurring basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. During the year ended December 31, 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit. See Note 8, "Goodwill and Other Intangible Assets," for more information regarding the impairment of goodwill and the fair value methodology. During the year ended December 31, 2014, the Company recorded $14.3 million for impairment of long-lived assets primarily related to work in progress and software licenses not expected to be used, which were written down to zero. There were no other material long-lived asset impairments during the years ended December 31, 2012, 2013 and 2014.
Fair value of debt

The estimated fair values of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2013 and 2014:

	As of December 31, 2013		As of December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$303,663	$300,000	$301,503
Senior Notes	292,238	304,470	293,399	300,300
Total debt, excluding capital leases	$592,238	$608,133	$593,399	$601,803

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2012	2013	2014
	(in thousands)

Cash paid during the year for interest	$66,513	$62,309	$52,317
Cash paid during the year for income taxes	2,910	1,316	1,071

18.  Segment Information

The Company reports segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and managed services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on reportable segments and a reconciliation to consolidated income from operations for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Business Services
Revenues	$1,017,425	$964,227	$930,931
Cost of revenues (excluding depreciation and amortization)	527,514	506,245	469,523
Gross margin	489,911	457,982	461,408
Direct segment operating expenses	332,542	342,630	345,982
Segment operating income	$157,369	$115,352	$115,426
Consumer Services
Revenues	$317,710	$276,379	$245,964
Cost of revenues (excluding depreciation and amortization)	105,102	94,497	87,913
Gross margin	212,608	181,882	158,051
Direct segment operating expenses	67,526	50,623	43,615
Segment operating income	$145,082	$131,259	$114,436
Consolidated
Revenues	$1,335,135	$1,240,606	$1,176,895
Cost of revenues	632,616	600,742	557,436
Gross margin	702,519	639,864	619,459
Direct segment operating expenses	400,068	393,253	389,597
Segment operating income	302,451	246,611	229,862
Depreciation and amortization	183,165	183,114	186,872
Impairment of goodwill and long-lived assets	—	255,599	14,334
Restructuring, acquisition and integration-related costs	18,244	40,030	20,088
Corporate operating expenses	29,019	32,817	29,422
Income (loss) from operations	$72,023	$(264,949)	$(20,854)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on revenues by groups of similar services and by segment for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Business Services
Retail services	$845,664	$793,940	$756,747
Wholesale services	151,910	151,071	154,109
Other services	19,851	19,216	20,075
Total revenues	1,017,425	964,227	930,931
Consumer Services
Access services	269,533	231,448	202,008
Value-added services	48,177	44,931	43,956
Total revenues	317,710	276,379	245,964
Total Revenues	$1,335,135	$1,240,606	$1,176,895

The Company’s Business Services segment earns revenue by providing a broad range of data, voice and managed services to retail and wholesale business customers. The Company presents its Business Services revenue in the following three categories: (1) retail services, which includes data, voice and managed services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to other telecommunications carriers and businesses; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

The Company’s Consumer Services segment earns revenue by providing nationwide Internet access and related value-added services to residential customers. The Company presents its Consumer Services revenue in the following two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to the Company's Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.   Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2014. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(unaudited) (in thousands, except per share data)
Revenues	$316,788	$313,401	$308,578	$301,839	$297,320	$297,358	$297,745	$284,472
Cost of revenues	152,866	152,938	144,760	150,178	145,876	144,188	135,695	131,677
Income (loss) from operations (1)	(252,872)	3,935	(1,710)	(14,302)	(12,206)	(7,388)	7,689	(8,949)
Gain (loss) from discontinued operations, net of tax (2)	(1,105)	(292)	(225)	(339)	55	6	—	(442)
Net loss (1)(3)	(236,415)	(11,201)	(11,338)	(279,873)	(26,470)	(21,838)	(1,952)	(22,492)
Net loss per share (4):
Basic	$(2.30)	$(0.11)	$(0.11)	$(2.74)	$(0.26)	$(0.21)	$(0.02)	$(0.22)
Diluted	$(2.30)	$(0.11)	$(0.11)	$(2.74)	$(0.26)	$(0.21)	$(0.02)	$(0.22)
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2014 covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2015 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options,Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	8,142,661	(1)	$7.13	(2)	13,611,601	(3)
Equity Compensation Plans Not Approved By Stockholders (4)	141,523		$9.48	(2)
Total	8,284,184
_______________________________________________________________________________

(1)	Includes 2,333,073 shares of Common Stock issuable upon exercise of outstanding stock options and 5,809,588 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)
The weighted-average exercise price does not take into account the restricted stock units described in footnotes (1) or (4) because the restricted stock units do not have an exercise price upon vesting.

(3)	This number includes shares available by plan as follows:

Plan	Securities Available for Future Issuance
EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan	13,414,249
EarthLink Holdings Corp. Equity Plan for Non-Employee Directors	197,352
13,611,601

(4)
Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception"

to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink Holdings Corp. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2014, 141,523 of these options were outstanding. The options have an exercise price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.
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
1. Reports of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2013 and 2014
3. Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2013 and 2014
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2013 and 2014
5. Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014
6. Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

(3)	Listing of Exhibits

2.1—
Agreement and Plan of Merger, dated as of December 20, 2010, by and among EarthLink, Inc., Egypt Acquisition Corp., One Communications Corp. and Kenneth D. Peterson, Jr. as Stockholder Representative (incorporated by reference to Exhibit 2.1 of EarthLink Holding Corp.'s Report on Form 8-K dated December 20, 2010—File No. 001-15605).

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

4.4—
Second Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink Holding Corp.'sReport on Form 10-Q for the quarterly period ended September 30, 2011—File No. 001-15605).

4.5—
Third Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of EarthLink Holding Corp.'s Current Report on Form 8-K dated May 29, 2013—File No. 001-15605).

4.6—
Fourth Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink Holdings Corp., EarthLink, LLC and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 EarthLink Holdings Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

4.7—
Indenture, dated May 29, 2013, among EarthLink, Inc., the subsidiary guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated May 29, 2013—File No. 001-15605).

4.8—
First Supplemental Indenture, Supplementing the Indenture Dated may 29, 2013, among EarthLink Holdings Corp., EarthLink, LLC, the subsidiary guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.1#—	Stock Option Plan (incorporated by reference to Exhibit 4.4 of EarthLink Holding Corp.'s Registration Statement on Form S-8 dated February 10, 2000—File No. 333-30024).
10.2#—
EarthLink Holding Corp. Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of EarthLink Holding Corp.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-39456).

10.3#—
EarthLink Holding Corp. Equity Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.4 of EarthLink Holding Corp.'s Post Effective Amendment to Registration Statement on Form S-8 dated February 2, 2004—File No. 333-108065).

10.4#—
EarthLink Holding Corp. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 10.1 to EarthLink Holding Corp.'s Report on Form 8-K dated April 14, 2006—File No. 001-15605).

10.5#—
EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated herein by reference to Annex D to EarthLink Holding Corp.'s Definitive Proxy Statement on Schedule 14A filed March 22, 2011—File No. 001-15605).

10.6#—
Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.7#—
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.8#—
Form of Performance Accelerated Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.9#—
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended September 30, 2005—File No. 001-15605).

10.10#—
Form of Restricted Stock Unit Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.19 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2009—File No. 001-15605).

10.11#—
Form of Award Agreement under EarthLink, Inc. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 dated May 5, 2006—File No. 333-133870).

10.12#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.13#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.14#—
Form of 2012 Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.15#—
Form of 2012 Non-Qualified Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012 -File No. 001-15605).

10.16#—
Form of 2012 Incentive Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended June 30, 2012 -File No. 001-15605).

10.17#—
Executive Incentive Award Agreement, dated as of March 21, 2014 between EarthLink Holdings Corp. and Michael Toplisek (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2014 -File No. 001-15605).

10.18#*—	2014 Short-Term Incentive Bonus Plan.
10.19#—
EarthLink Holding Corp. Board of Directors Compensation Plan, effective February 2014 (incorporated by reference to Exhibit 10.23 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013 -File No. 001-15605).

10.20#*—
EarthLink Shared Services, LLC Change-in-Control Accelerated Vesting and Severance Plan (incorporated by reference to Exhibit 10.24 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013 -File No. 001-15605).

10.21#—	EarthLink Shared Services, LLC Severance Plan (incorporated by reference to Exhibit 10.25 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013 -File No. 001-15605).
10.22#—
Employment Agreement between EarthLink, Inc., EarthLink Shared Services, LLC and Joseph F. Eazor, dated December 23, 2013 (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated December 23, 2013—File No. 001-15605).

10.23+—
High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).

10.24+—
Third Amendment, effective as of October 31, 2010, to High-Speed Service Agreement, dated as of June 30, 2006, as amended, by and between Time Warner Cable Inc. and EarthLink, Inc. (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated December 1, 2010—File No. 001-15605).

10.25+—
Fourth Amendment to High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc., dated October 28, 2013 (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated October 28, 2013—File No. 001-15605).

10.26—
Amended and Restated Credit Agreement, dated as of May 29, 2013, among EarthLink, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative and collateral agent, Regions Capital Markets, as a Joint Lead Arranger and Sole Book Managers, Fifth Third Bank, as a Joint Lead Arranger, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated May 29, 2013—File No. 001-15605).

10.27—
First Amendment to Credit Agreement, Dated as of December 31, 2013 by and between EarthLink, Inc. and Regions Bank, in its capacity as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.32 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013 -File No. 001-15605).

10.28—
Second Amendment to Credit Agreement, Dated as of November 19, 2014 by and between EarthLink, Inc. and Regions Bank, in its capacity as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated November 19, 2014 -File No. 001-15605).

10.29—
Assignment and Assumption Agreement, dated December 30, 2013 by and between EarthLink, Inc., EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.30—
First Amendment to Assignment and Assumption Agreement, effective December 31, 2013 among EarthLink, LLC, EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.34 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013 -File No. 001-15605).

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
Date: February 20, 2015
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

Date:	February 20, 2015	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	February 20, 2015	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)

Date:	February 20, 2015	/s/ JULIE A. SHIMER PH.D.
Julie A. Shimer Ph.D., Chairman of the Board

Date:	February 20, 2015	/s/ SUSAN D. BOWICK
Susan D. Bowick, Director

Date:	February 20, 2015	/s/ DAVID A. KORETZ
David A. Koretz, Director

Date:	February 20, 2015	/s/ KATHY S. LANE
Kathy S. Lane, Director

Date:	February 20, 2015	/s/ GARRY K. MCGUIRE
Garry K. McGuire, Director

Date:	February 20, 2015	/s/ R. GERARD SALEMME
R. Gerard Salemme, Director

Date:	February 20, 2015	/s/ M. WAYNE WISEHART
M. Wayne Wisehart, Director