Form 10-Q
period 2015-03-31
EarthLink Holdings Corp.
filed 2015-05-05
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2015, 103,088,130 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2015

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2015
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,133	$108,053
Accounts receivable, net of allowance of $6,211 and $5,832 as of December 31, 2014 and March 31, 2015, respectively	92,616	90,942
Prepaid expenses	13,761	17,767
Other current assets	13,671	13,848
Total current assets	254,181	230,610
Property and equipment, net	404,713	391,840
Goodwill	137,751	137,751
Other intangible assets, net	91,490	74,810
Other long-term assets	22,026	21,107
Total assets	$910,161	$856,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,726	$18,474
Accrued payroll and related expenses	50,197	26,887
Other accrued liabilities	85,181	92,602
Deferred revenue	43,940	45,599
Current portion of long-term debt and capital lease obligations	1,537	6,528
Deferred income taxes, net	751	772
Total current liabilities	205,332	190,862
Long-term debt and capital lease obligations	606,284	580,592
Long-term deferred income taxes, net	2,448	2,612
Other long-term liabilities	21,313	21,579
Total liabilities	835,377	795,645

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 198,623 and 199,318 shares issued as of December 31, 2014 and March 31, 2015, respectively, and 102,296 and 102,991 shares outstanding as of December 31, 2014 and March 31, 2015, respectively	1,986	1,993
Additional paid-in capital	2,035,382	2,031,547
Accumulated deficit	(1,217,727)	(1,228,210)
Treasury stock, at cost, 96,327 shares as of December 31, 2014 and March 31, 2015	(744,857)	(744,857)
Total stockholders’ equity	74,784	60,473
Total liabilities and stockholders’ equity	$910,161	$856,118

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2015
	(in thousands, except per share data) (unaudited)
Revenues	$297,320	$282,447
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	145,876	129,462
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	106,484	95,258
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Restructuring, acquisition and integration-related costs	4,977	5,372
Total operating costs and expenses	309,526	277,356
Income (loss) from operations	(12,206)	5,091
Interest expense and other, net	(13,956)	(15,223)
Loss from continuing operations before income taxes	(26,162)	(10,132)
Income tax provision	(363)	(351)
Loss from continuing operations	(26,525)	(10,483)
Gain from discontinued operations, net of tax	55	—
Net loss and comprehensive loss	$(26,470)	$(10,483)

Basic and diluted net loss per share
Continuing operations	$(0.26)	$(0.10)
Discontinued operations	—	—
Basic and diluted net loss per share	$(0.26)	$(0.10)
Basic and diluted weighted average common shares outstanding	102,312	102,611

Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(26,470)	$(10,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Non-cash income taxes	210	185
Stock-based compensation	4,943	3,415
Amortization of debt discount and debt issuance costs	1,016	1,029
Loss on extinguishment of debt	—	1,286
Other operating activities	(145)	(90)
Decrease in accounts receivable, net	2,414	1,674
Increase in prepaid expenses and other assets	(3,175)	(4,537)
Decrease in accounts payable and accrued and other liabilities	(9,619)	(22,437)
(Decrease) increase in deferred revenue	(57)	1,559
Net cash provided by operating activities	21,306	18,865
Cash flows from investing activities:
Purchases of property and equipment	(23,384)	(17,529)
Net cash used in investing activities	(23,384)	(17,529)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(338)	(21,938)
Payment of dividends	(5,707)	(5,478)
Net cash used in financing activities	(6,045)	(27,416)
Net decrease in cash and cash equivalents	(8,123)	(26,080)
Cash and cash equivalents, beginning of period	116,636	134,133
Cash and cash equivalents, end of period	$108,513	$108,053

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company operates two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provides a broad range of data, voice and managed services to retail and wholesale business customers. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.The Company operates an extensive network including more than 29,000 route fiber miles, 90 metro fiber rings and enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States. For further information concerning the Company’s reportable segments, see Note 12, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three months ended March 31, 2014 and 2015 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2015.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the three months ended March 31, 2014, the Company recorded $5.3 million for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used. The impairment loss is classified within impairment of long-lived assets in the Condensed Consolidated Statement of Comprehensive Loss.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption is prohibited. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. The Company is evaluating the impact of the implementation of this standard on its financial statements.

In August 2014, the FASB issued authoritative guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements and to provide related footnote disclosures if so. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. The new guidance requires an entity to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard will require the Company to reclassify its debt issuance costs from other long-term assets to a direct deduction of long-term debt and capital lease obligations in its Consolidated Balance Sheets. As of March 31, 2015, the Company had $11.5 million of debt issuance costs.

In April 2015, the FASB issued authoritative guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Entities could apply the new guidance either prospectively or retrospectively to all prior periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

3.  Earnings per Share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of March 31, 2014 and 2015, the Company had 10.9 million and 11.2 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Integration-related costs	$3,953	$1,317
Severance, retention and other employee costs	1,008	2,901
Facility-related costs	16	1,154
Restructuring, acquisition and integration-related costs	$4,977	$5,372

Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and 3) facility-related costs, such as lease termination and asset impairments. The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. The Company recognizes severance costs when they are both probable and reasonably estimable.

During the three months ended March 31, 2015, the Company recorded $4.1 million of restructuring costs in connection with changes in the Company's business strategy. The restructuring costs consisted of $2.9 million of severance and other employee costs due to reductions in workforce and $1.2 million of facilities-related costs primarily due to the closing of certain sales offices. Restructuring costs for the three months ended March 31, 2015 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the three months ended March 31, 2015:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2014	$5,373	$4,713	$10,086
Accruals	2,901	1,154	4,055
Payments	(4,430)	(334)	(4,764)
Balance as of March 31, 2015	$3,844	$5,533	$9,377

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

As of December 31, 2014, $6.8 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities. As of March 31, 2015, $5.7 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities.

5.  Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2015.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014			As of March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$359,187	$(271,968)	$87,219	$359,187	$(287,967)	$71,220
Developed technology and software	26,261	(22,096)	4,165	26,261	(22,671)	3,590
Trade name	1,521	(1,521)	—	1,521	(1,521)	—
Other	1,800	(1,694)	106	1,800	(1,800)	—
Other intangible assets, net	$388,769	$(297,279)	$91,490	$388,769	$(313,959)	$74,810

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of March 31, 2015, the weighted average amortization periods were 5.2 years for customer relationships, 3.8 years for developed technology and software, 5.0 years for trade name and 3.6 years for other identifiable intangible assets. As a result of a change in estimate for the estimated useful lives of certain customer relationships, the results of operations for the three months ended March 31, 2015 include additional amortization expense of $1.4 million, or $0.01 per share.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three months ended March 31, 2014 and 2015 was as follows:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Amortization expense	$16,427	$16,680

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $49.5 million during the remaining nine months in the year ending December 31, 2015 and $23.6 million, $1.3 million and $0.4 million during the years ending December 31, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014	As of March 31, 2015
	(in thousands)
Accrued taxes and surcharges	$17,801	$18,081
Accrued communications costs	25,917	24,608
Amounts due to customers	9,565	9,019
Accrued interest	5,251	16,706
Accrued dividends	6,780	6,769
Other	19,867	17,419
Total other accrued liabilities	$85,181	$92,602

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014	As of March 31, 2015
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Senior notes due May 2019	300,000	278,925
Unamortized discount on senior notes due May 2019	(6,601)	(5,851)
Capital lease obligations	14,422	14,046
Carrying value of debt and capital lease obligations	607,821	587,120
Less current portion of debt and capital lease obligations	(1,537)	(6,528)
Long-term debt and capital lease obligations	$606,284	$580,592

2015 Repurchases

In October 2014, the Board of Directors authorized the Company’s management to repurchase up to $30.0 million of the Company’s outstanding 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”) or 8.875% Senior Notes due 2019 (the “Senior Notes”), so long as it is in compliance with the Company’s indenture and credit agreement covenants. In November 2014, the Company amended its Credit Agreement to permit the repurchase of up to $30.0 million of its Senior Secured Notes or Senior Notes, as long as such purchases otherwise comply with the terms of the Credit Agreement and the terms of the applicable indentures. Such repurchases were required to be entered into by March 31, 2015.

During the three months ended March 31, 2015, the Company repurchased $21.1 million outstanding principal of its Senior Notes in the open market for $21.6 million, plus accrued and unpaid interest. Upon completion of the repurchase, $278.9 million aggregate principal amount of its Senior Notes remained outstanding. The Company recognized a $1.3 million loss on the repurchase, consisting of $0.5 million for premiums paid on the repurchase and $0.8 million for the write-off of unamortized discount on debt and debt issuance costs. This loss is included in interest expense and other, net, in the Condensed Consolidated Statement of Comprehensive Loss. The payment of the premium is included in repayment of debt and capital lease obligations in the Condensed Consolidated Statement of Cash Flows.

During the three months ended March 31, 2015, the Company initiated an additional repurchase of $5.0 million outstanding principal of its Senior Notes that settled subsequent to quarter end in April 2015. As a result, the Company reclassified $5.0 million of its outstanding debt from long-term debt and capital lease obligations to current portion of debt and capital lease obligations in its Condensed Consolidated Balance Sheet as of March 31, 2015.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Debt Covenants

The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of March 31, 2015, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of March 31, 2015, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  The indentures governing the Company's Senior Secured Notes and Senior Notes currently permit approximately $93.9 million and $219.6 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  The Company has a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2015, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost would be LIBOR plus 3.50% for LIBOR Rate Loans and the Base Rate plus 2.50% for Base Rate Loans. No loans were outstanding under the senior secured revolving credit facility as of March 31, 2015. However, $1.8 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of March 31, 2015.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company was in compliance with all covenants as of March 31, 2015.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of March 31, 2015, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock. The Company did not repurchase any of its common stock during the three months ended March 31, 2014 and 2015.

Dividends

During the three months ended March 31, 2014 and 2015, cash dividends declared were $0.05 and $0.05 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $5.7 million and $5.5 million during the three months ended March 31, 2014 and 2015, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

9.  Stock-Based Compensation

Stock-based compensation expense was $4.9 million and $3.4 million during the three months ended March 31, 2014 and 2015, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Options Outstanding

The following table summarizes stock option activity as of and for the three months ended March 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2014	2,475	$7.26
Granted	—	—
Forfeited and expired	(15)	10.32
Outstanding as of March 31, 2015	2,460	7.24	5.9	$—
Vested and expected to vest as of March 31, 2015	2,334	7.30	5.8	—
Exercisable as of March 31, 2015	1,617	7.80	4.8	—

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on March 31, 2015 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2015. As of March 31, 2015, there was $1.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the status of the Company’s stock options as of March 31, 2015:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	8.8	$4.97	75	$4.97
6.08	to	6.08	845	7.9	6.08	423	6.08
6.90	to	7.51	660	6.3	7.45	515	7.44
7.64	to	11.82	655	1.6	9.57	604	9.67
4.97	to	11.82	2,460	5.9	7.24	1,617	7.80

There were no stock options granted during the three months ended March 31, 2015. The fair value of stock options granted during the three months ended March 31, 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2014
Dividend yield	4.02%
Expected volatility	46.77%
Risk-free interest rate	1.60%
Expected life	5 years

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $1.48 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the three months ended March 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2014	5,810	$4.74
Granted	4,228	4.45
Vested	(1,082)	5.46
Forfeited	(230)	5.76
Outstanding as of March 31, 2015	8,726	$4.48

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2014 and 2015 was $4.29 and $4.45, respectively.  As of March 31, 2015, there was $29.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2014 and 2015 was $6.6 million and $5.0 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

10.  Income Taxes

During the three months ended March 31, 2015, the Company recorded an income tax provision of $0.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately (3.5)%. During the three months ended March 31, 2014, the Company recorded an income tax provision of $0.4 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately (1.4)%.

The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the three months ended March 31, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.1 million primarily for state taxes. The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the three months ended March 31, 2014 was due to current year foreign and state tax expense and amortization of intangibles with indefinite useful lives.

As of March 31, 2015, the Company had a valuation allowance of $337.6 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of March 31, 2015, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

11.  Fair Value Measurements

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

The estimated fair value of the Company’s debt was determined based on Level 2 input using observable market prices in less active markets. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014		As of March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$301,503	$300,000	$310,500
Senior Notes	293,399	300,300	273,074	286,038
Total debt, excluding capital leases	$593,399	$601,803	$573,074	$596,538

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated loss from operations for the three months ended March 31, 2014 and 2015 is as follows:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Business Services
Revenues	$234,003	$226,317
Cost of revenues (excluding depreciation and amortization)	123,264	109,462
Gross margin	110,739	116,855
Direct segment operating expenses	85,611	81,248
Segment operating income	$25,128	$35,607
Consumer Services
Revenues	$63,317	$56,130
Cost of revenues (excluding depreciation and amortization)	22,612	20,000
Gross margin	40,705	36,130
Direct segment operating expenses	11,560	8,361
Segment operating income	$29,145	$27,769
Consolidated
Revenues	$297,320	$282,447
Cost of revenues	145,876	129,462
Gross margin	151,444	152,985
Direct segment operating expenses	97,171	89,609
Segment operating income	54,273	63,376
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Restructuring, acquisition and integration-related costs	4,977	5,372
Corporate operating expenses	9,313	5,649
Income (loss) from operations	$(12,206)	$5,091

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three months ended March 31, 2014 and 2015 is as follows:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Business Services
Retail services	$192,520	$188,496
Wholesale services	36,442	32,972
Other services	5,041	4,849
Total revenues	234,003	226,317
Consumer Services
Access services	52,635	45,046
Value-added services	10,682	11,084
Total revenues	63,317	56,130
Total Revenues	$297,320	$282,447

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

13. Commitments and Contingencies

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. As of December 31, 2014, the Company had a $2.2 million liability for a loss contingency that became probable and estimable during the year. During the three months ended March 31, 2015, a settlement was reached and payment was made for the recorded amount.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $2.1 million of net favorable disputes related to its billings to other carriers during the three months ended March 31, 2015, which is included in Business Services revenues in the Condensed Consolidated Statement of Comprehensive Loss.
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $7.1 million for unrecorded disputed amounts. The Company recognized $2.8 million and $3.6 million for favorable disputes with telecommunication vendors during the three months ended March 31, 2014 and 2015, respectively, which is included in Business Services cost of revenues in the Condensed Consolidated Statements of Comprehensive Loss.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of management. The following Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

General Developments in our Business

Key developments in our business during the three months ended March 31, 2015 are described below:

•
Generated revenues of $282.4 million, a 5% decrease compared to the three months ended March 31, 2014, primarily driven by declines in traditional voice and data products for business and consumer services. However, these declines were partially offset by increased sales of our growth products, targeted price increases, successful efforts to re-term customers coming out of contract and a one-time favorable revenue settlement during the quarter.

•
Reduced cost of revenues 11% during the three months ended March 31, 2015, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated a net loss of $10.5 million, compared to a net loss of $26.5 million during the three months ended March 31, 2014, primarily due to an increase in Adjusted EBITDA as described below and a decrease in impairment of long-lived assets.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $61.1 million, an increase from $49.9 million in the prior year period, primarily due to improvements in our cost of revenues and operating expenses, offset by the decrease in revenues from traditional voice and data products. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including the reduction in force implemented in the fourth quarter of 2014 and first quarter of 2015.

•	Generated cash flows from operating activities of $18.9 million, a decrease from $21.3 million during the three months ended March 31, 2014.

•
Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $43.6 million, an increase from $26.5 million in prior year period primarily due to the increase in Adjusted EBITDA noted above and reduced capital expenditures.

•
Repurchased $21.1 million of outstanding debt in the open market for $21.6 million during the three months ended March 31, 2015 and initiated an additional repurchase of $5.0 million of outstanding debt that settled subsequent to quarter end in April 2015.

•	Made $5.5 million of dividend payments to shareholders during the three months ended March 31, 2015.

Business Strategy
Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a market opportunity for managed services due to the changing technological and business landscape, which is experiencing increased demand for data. Evolving security threats, changing regulatory standards, increased use of outsourcing and tightening budgets are also contributing to businesses' needs for managed services. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Align our organization and operating model around four customer categories. We are currently in the process of aligning our organization around four distinct customer categories, which are consumer, small business, mid-market/enterprise and wholesale. We believe this will target our resources and investments into areas that will drive growth and deliver improved performance, enable our growth businesses to compete more successfully in the market and provide strategic optionality. We are currently making various organization changes and implementing value-optimizing strategies for each customer category.

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

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice and managed services (Managed IP VPN, Managed Network, Managed Security and Managed Cloud, among others). We are focused on investing in products, marketing and sales to support these growth products. We are also simplifying and rationalizing our suite of products to focus on products that are strategically aligned with being a managed network services provider.

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

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition from other providers; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Implementing a business and operating model around customer categories to optimize operations

•	Simplifying and rationalizing our product portfolio to focus our investments in growth products such as MPLS, hosted voice and managed services

•	Targeting larger multi-location retail and service businesses which have a need for our product and services, as well as lower churn profiles

•	Focusing on re-term efforts, retention offers and targeted price increases

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Managing our investment in cloud and IT services and in data centers to invest in services that are most relevant to managed network services

•
Considering the divestiture of non-strategic products, assets or customers in order to further simplify our operations and use the proceeds of divestiture transactions to reduce debt and make cash available for other strategic needs

Trends in our Business

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

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access and competitive pressures in the industry. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. However, we are focused on customer retention and, as a result, the rate of churn and revenue decline has generally declined as our customer base becomes longer tenured.

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

Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. In addition, we expect revenues to decline as we simplify and rationalize our product portfolio and as we limit sales to small business customers. However, we are increasing revenues from our growth products services. As a result, we expect the mix of our Business Service revenues to change over time, from traditional products to growth products and services. We also recently implemented various price increases which will offset some of the revenue decline. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. We expect cost of revenues and operating expense to decline due to our cost saving initiatives and lower sales of traditional voice and data products, which will partially offset the revenue declines.

Consolidated Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Revenues	$297,320	$282,447
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	145,876	129,462
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	106,484	95,258
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Restructuring, acquisition and integration-related costs	4,977	5,372
Total operating costs and expenses	309,526	277,356
Income (loss) from operations	(12,206)	5,091
Interest expense and other, net	(13,956)	(15,223)
Loss from continuing operations before income taxes	(26,162)	(10,132)
Income tax provision	(363)	(351)
Loss from continuing operations	(26,525)	(10,483)
Gain from discontinued operations, net of tax	55	—
Net loss	$(26,470)	$(10,483)

Revenues

The following table presents revenues by groups of similar services and by segment for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,		Change
	2014	2015	Dollar	Percent
	(dollars in thousands)
Business Services
Retail services	$192,520	$188,496	$(4,024)	(2)%
Wholesale services	36,442	32,972	(3,470)	(10)%
Other	5,041	4,849	(192)	(4)%
Total revenues	234,003	226,317	(7,686)	(3)%
Consumer Services
Access services	52,635	45,046	(7,589)	(14)%
Value-added services	10,682	11,084	402	4%
Total revenues	63,317	56,130	(7,187)	(11)%
Total revenues	$297,320	$282,447	$(14,873)	(5)%

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

Business Services

The following table presents the primary reasons for the change in Business Services revenues for the three months ended March 31, 2015 compared to the prior year period:

Three Months Ended
2015 vs 2014
(in millions)
Due to growth products (a)	$5.4
Due net favorable settlements and reserve adjustments (b)	2.1
Due to decline in traditional voice and data products (c)	(12.5)
Due to decline in wholesale products (d)	(2.7)
Total change in Business Services revenues	$(7.7)
______________

(a)
Increase due to sales of growth products, including MPLS, hosted voice and IT services due to an increased emphasis on selling these products and services. Revenues for growth products also increased due to price increases implemented during the three months ended March 31, 2015.

(b)	Increase due to a favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized.

(c)
Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition. Partially offsetting the decline in revenues for traditional voice and data products was price increases implemented during the three months ended March 31, 2015.

(d)
Decrease due to decline in wholesale products primarily due to a deemphasis on certain non-strategic products, an increase in customer churn and continued rate reductions as a result of FCC rules regarding intercarrier compensation. These decreases were partially offset by an increase in transport revenues as we capitalize on unique fiber routes.

Consumer Services

Consumer Services revenues decreased during the three months ended March 31, 2015 compared to the prior year period primarily due to the following:

•
Decreases in average consumer access subscribers, which were 1.0 million and 0.8 million during the three months ended March 31, 2014 and 2015, respectively. The decrease resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates were 2.1% and 2.3% during the three months ended March 31, 2014 and 2015, respectively, which moderated the decline in average consumer subscribers.

•
Partially offset by an increase in our average revenue per subscriber, which was $22.06 and $23.24 during the three months ended March 31, 2014 and 2015, respectively. The increase was due to targeted price increases and a change in mix of subscribers. In addition, we began billing certain broadband subscribers for modem equipment rental in April 2014 which also contributed to the increase in average revenue per subscriber from the three months ended March 31, 2014 to the three months ended March 31, 2015.

Cost of revenues

The following table presents cost of revenues by segment for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollar	Percent
	(dollars in thousands)
Business Services	$123,264	$109,462	$(13,802)	(11)%
Consumer Services	22,612	20,000	(2,612)	(12)%
Total cost of revenues	$145,876	$129,462	$(16,414)	(11)%

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

Business Services

The following table presents the primary reasons for the change in Business Services cost of revenues for the three months ended March 31, 2015 compared to the prior year period:

Three Months Ended
2015 vs 2014
(in millions)
Due to cost saving initiatives and declines in traditional products (a)	$(13.8)
Due to change in favorable dispute settlements (b)	(0.8)
Due to favorable adjustment in the prior year (c)	0.8
Total change in Business Services cost of revenues	$(13.8)
______________

(a)
Decrease due to a concentrated effort to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)
Decrease due to change in estimates for favorable dispute and other settlements as $3.6 million of favorable settlements were recognized during the three months ended March 31, 2015 compared to $2.8 million during the three months ended March 31, 2014.

(c)	Increase due to an $0.8 million favorable adjustment related to Universal Service Fund payments recorded during the three months ended March 31, 2014.

Consumer Services

Consumer Services cost of revenues decreased during the three months ended March 31, 2015 compared to the prior year period primarily due to the following:

•	The decrease in average consumer services subscribers noted above under Consumer Services Revenues.

•
Partially offset by an increase in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase from the three months ended March 31, 2014 to the three months ended March 31, 2015 was costs associated with modem equipment rental which we began billing to certain broadband customers beginning in April 2014.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$106,484	$95,258	$(11,226)	(11)%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three months ended March 31, 2015 compared to the prior year period:

Three Months Ended
2015 vs 2014
(in millions)
Due to decrease in people costs (a)	$(6.0)
Due to decrease in stock-based compensation expense (b)	(1.5)
Due to decrease in rent and occupancy costs (c)	(1.1)
Due to decrease in other selling, general and administrative costs (d)	(2.6)
Total change in selling, general and administrative expenses	$(11.2)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,994 full-time equivalents as of March 31, 2014 to 2,402 full-time equivalents as of March 31, 2015. The decrease was primarily due to a reduction in workforce implemented in the fourth quarter of 2014 driven by changes in our business strategy that eliminated approximately 450 positions.

(b)
Decrease in stock-based compensation expense primarily due to the acceleration of vesting of equity awards during the three months ended March 31, 2014 in connection with the retirement of our former chief executive officer.

(c)
Decrease in rent and occupancy costs primarily due to cost savings from moving our corporate headquarters location in September 2014 and from the closing of several sales offices over the past year in connection with changes to our business strategy.

(d)
Decrease in other selling, general and administrative costs such as bad debt and payment processing, commissions, outsourced labor, travel, insurance and advertising due to increased focus on optimizing our cost structure.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$30,428	$30,584	$156	1%
Amortization expense	16,427	16,680	253	2%
Total	$46,855	$47,264	$409	1%

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The increase in depreciation expense during the three months ended March 31, 2015 compared to the prior year period was primarily due to an increase in work in progress placed into service over the past year and accelerated depreciation on certain assets, offset by a decrease in capital expenditures. The increase in amortization expense during the three months ended March 31, 2015 compared to the prior period was primarily due to the shortening of useful lives for certain customer base intangible assets, which increased amortization expense by $1.4 million during the three months ended March 31, 2015, partially offset by definite-lived intangible assets becoming fully amortized over the year.

Impairment of long-lived assets

During the three months ended March 31, 2014, we recorded $5.3 million for impairment of long-lived assets, primarily related to impairment of work in progress for information technology projects not expected to be used. The impairment was classified within impairment of long-lived assets in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$3,953	$1,317	$(2,636)	(67)%
Severance, retention and other employee costs	1,008	2,901	1,893	188%
Facility-related costs	16	1,154	1,138	*
Restructuring, acquisition and integration-related costs	$4,977	$5,372	$395	8%
______________
* Percentage is not meaningful.

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; and 3) facility-related costs, such as lease termination and asset impairments.

The increase in restructuring, acquisition and integration-related costs during the three months ended March 31, 2015 compared to the prior year period was primarily due to $4.1 million of restructuring costs recorded during the three months ended March 31, 2015 in connection with changes in our business strategy. The restructuring costs consisted of $2.9 million of severance and other employee costs due to reductions in workforce and $1.2 million of facilities-related costs due to the closing of certain sales offices. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the three months ended March 31, 2015. Partially offsetting the increase was a decrease in integration costs as we completed several integration milestones over the past year.
Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Interest expense	$14,071	$13,791	$(280)	(2)%
Loss on extinguishment of debt	—	1,286	1,286	100%
Other, net	(115)	146	261	(227)%
Total	$13,956	$15,223	1,267	9%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The increase in interest expense and other, net, during the three months ended March 31, 2015 compared to the prior period was primarily due to a $1.3 million loss on repayment of debt. During the three months ended March 31, 2015, we repurchased $21.1 million outstanding principal of our senior notes due 2019 in the open market. We recognized a $1.3 million loss on the repurchase, consisting of $0.5 million for premiums paid on the repurchase and $0.8 million for the write-off of unamortized discount on debt and debt issuance costs. Partially offsetting this loss was interest expense savings as a result of lower outstanding debt.

Income tax provision

The income tax provision of $0.4 million for the three months ended March 31, 2015 represents an effective rate of -3.5%. The difference between the effective tax rate and the federal statutory rate during the three months ended March 31, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the three months ended March 31, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.1 million primarily for state taxes. The income tax provision of $0.4 million for the three months ended March 31, 2014 represents an effective rate of -1.4%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the three months ended March 31, 2014 was due to current year foreign and state tax expense and amortization of intangibles indefinite useful lives.

As of March 31, 2015, we had deferred tax assets of approximately $334.2 million, of which $271.1 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $337.6 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of March 31, 2015, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Business Services Segment

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$234,003	$226,317	$(7,686)	(3)%
Segment operating income	25,128	35,607	10,479	42%

The increase in Business Services operating income during the three months ended March 31, 2015 compared to the prior year period was primarily due to efforts to manage cost of revenues and operating expenses, including benefits from a reduction in workforce implemented in the fourth quarter of 2014, and efforts to protect our revenue base, such as targeted price increases and re-terms. Partially offsetting this was declines in revenues for our traditional voice and data products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
Consumer Subscriber Activity
Subscribers at beginning of period	976,000	821,000
Gross organic subscriber additions	22,000	20,000
Churn	(60,000)	(56,000)
Subscribers at end of period (a)	938,000	785,000

Consumer Metrics
Average narrowband subscribers (b)	536,000	475,000
Average broadband subscribers (b)	421,000	330,000
Average consumer subscribers (b)	957,000	805,000

ARPU (c)	$22.06	$23.24
Churn rate (d)	2.1%	2.3%
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

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$63,317	$56,130	$(7,187)	(11)%
Segment operating income	29,145	27,769	(1,376)	(5)%

The decrease in Consumer Services operating income during the three months ended March 31, 2015 compared to the prior year period was primarily due to limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. The decrease was partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$21,306	$18,865	$(2,441)	(11)%
Net cash used in investing activities	(23,384)	(17,529)	5,855	25%
Net cash used in financing activities	(6,045)	(27,416)	(21,371)	(354)%
Net decrease in cash and cash equivalents	$(8,123)	$(26,080)	$(17,957)	(221)%

Operating activities

The decrease in cash provided by operating activities during the three months ended March 31, 2015 compared to the prior year period was primarily due to an increase in our annual bonus payment which is paid annually in February, offset by lower operating costs and expenses during the three months ended March 31, 2015 compared to the prior year period.

Investing activities

The decrease in net cash used in investing activities during the three months ended March 31, 2015 compared to the prior year period was due to a $5.9 million decrease in capital expenditures. The decrease was primarily driven by an increased focus on managing our cash flows by improving our processes and being more efficient, a decrease in customer additions and timing of certain projects. Capital expenditures for the three months ended March 31, 2014 and 2015 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The increase in net cash used in financing activities during the three months ended March 31, 2015 compared to the prior year period was primarily due to a $21.6 million increase in repayment of debt and capital lease transactions, partially offset by a $0.2 million decrease in dividends paid. During the three months ended March 31, 2015, we repurchased $21.1 million outstanding principal of our Senior Notes due May 2019 in the open market for $21.6 million, plus accrued and unpaid interest. During the three months ended March 31, 2014 and 2015, cash dividends declared were $0.05 per share resulting in dividend payments of $5.7 million and $5.5 million, respectively.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including our $273.9 million aggregate principal amount of Senior Notes due in May 2019, our $300.0 million aggregate principal amount of Senior Secured Notes due in June 2020 and any future borrowings under our $135.0 million revolving credit facility. During the three months ended March 31, 2015, we repurchased $21.1 million outstanding principal of our Senior Notes for $21.6 million. We also initiated an additional repurchase of $5.0 million outstanding principal of our Senior Notes that settled subsequent to the quarter in April 2015. We may repurchase or redeem additional debt.

•
Capital expenditures. We expect to incur capital expenditures of approximately $85.0 million to $95.0 million during 2015. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

•
Other. We may also use cash to invest in or acquire other companies or to repurchase common stock. We expect to use cash for current restructuring liabilities. Payments for restructuring liabilities incurred to date will primarily be paid in 2015 and will be funded through operating cash flows. In addition, we continue to evaluate our business, including evaluating ways to reduce the cost structure of our business, and may use cash for additional restructuring activities.

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2014 and 2015, we generated $21.3 million and $18.9 million in cash from operations, respectively. As of March 31, 2015, we had $108.1 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of March 31, 2015, no amounts had been drawn or were outstanding under the senior secured revolving credit facility.

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

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.0 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of March 31, 2015. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of March 31, 2015, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

Recently Issued Accounting Pronouncements

For information about recently issued accounting pronouncements, refer to Note 2 to our Condensed Consolidated Financial Statements.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Net loss	$(26,470)	$(10,483)
Interest expense and other, net	13,956	15,223
Income tax provision	363	351
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Stock-based compensation expense	4,943	3,415
Restructuring, acquisition and integration-related costs	4,977	5,372
Gain from discontinued operations, net of tax	(55)	—
Adjusted EBITDA	$49,903	$61,142

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Net loss	$(26,470)	$(10,483)
Interest expense and other, net	13,956	15,223
Income tax provision	363	351
Depreciation and amortization	46,855	47,264
Impairment of long-lived assets	5,334	—
Stock-based compensation expense	4,943	3,415
Restructuring, acquisition and integration-related costs	4,977	5,372
Gain from discontinued operations, net of tax	(55)	—
Purchases of property and equipment	(23,384)	(17,529)
Unlevered Free Cash Flow	$26,519	$43,613

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Net cash provided by operating activities	$21,306	$18,865
Income tax provision	363	351
Non-cash income taxes	(210)	(185)
Interest expense and other, net	13,956	15,223
Amortization of debt discount and issuance costs	(1,016)	(1,029)
Restructuring, acquisition and integration-related costs	4,977	5,372
Changes in operating assets and liabilities	10,437	23,741
Purchases of property and equipment	(23,384)	(17,529)
Other, net	90	(1,196)
Unlevered Free Cash Flow	$26,519	$43,613

Net cash used in investing activities	$(23,384)	$(17,529)
Net cash used in financing activities	$(6,045)	$(27,416)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include: (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that failure to achieve operating efficiencies would adversely affect our results of operations and cash flows; (4) that we may have to undertake further restructuring plans that would require additional charges; (5) that is we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations(7) that we may be unable to successfully make or integrate acquisitions, which could adversely affect our results of operations; (8) that we face significant competition in the communications and managed services industry that could reduce our profitability; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (13) that we may experience reductions in switched access and reciprocal compensation revenue; (14) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (15) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (16) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that potential regulation of Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates to the risk factors discussed in EarthLink’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

10.1	2015 Short-Term Incentive Plan.

10.2	Form of 2015 Performance-Based Restricted Stock Unit Agreement.

10.3	Form of 2015 Service-Based Restricted Stock Unit Agreement.

10.4	2015 EarthLink Access Management Save-Sharing Executive Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

EARTHLINK HOLDINGS CORP.

Date:	May 5, 2015	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	May 5, 2015	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	May 5, 2015	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)