Form 10-Q
period 2015-06-30
EarthLink Holdings Corp.
filed 2015-08-04
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2015, 103,693,842 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2015
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,133	$87,362
Accounts receivable, net of allowance of $6,211 and $4,149 as of December 31, 2014 and June 30, 2015, respectively	92,616	85,524
Prepaid expenses	13,761	16,485
Other current assets	13,671	13,340
Total current assets	254,181	202,711
Property and equipment, net	404,713	382,256
Goodwill	137,751	137,751
Other intangible assets, net	91,490	58,213
Other long-term assets	22,026	18,134
Total assets	$910,161	$799,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,726	$9,870
Accrued payroll and related expenses	50,197	31,038
Other accrued liabilities	85,181	69,795
Deferred revenue	43,940	44,090
Current portion of long-term debt and capital lease obligations	1,537	1,555
Deferred income taxes, net	751	792
Total current liabilities	205,332	157,140
Long-term debt and capital lease obligations	606,284	566,961
Long-term deferred income taxes, net	2,448	2,788
Other long-term liabilities	21,313	22,717
Total liabilities	835,377	749,606

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and June 30, 2015	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 198,623 and 199,972 shares issued as of December 31, 2014 and June 30, 2015, respectively, and 102,296 and 103,645 shares outstanding as of December 31, 2014 and June 30, 2015, respectively	1,986	2,000
Additional paid-in capital	2,035,382	2,030,448
Accumulated deficit	(1,217,727)	(1,238,132)
Treasury stock, at cost, 96,327 shares as of December 31, 2014 and June 30, 2015	(744,857)	(744,857)
Total stockholders’ equity	74,784	49,459
Total liabilities and stockholders’ equity	$910,161	$799,065

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except per share data) (unaudited)
Revenues	$297,358	$283,664	$594,678	$566,111
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	144,188	127,048	290,064	256,510
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	104,598	94,349	211,082	189,607
Depreciation and amortization	45,615	47,723	92,470	94,987
Impairment of long-lived assets	5,437	—	10,771	—
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Total operating costs and expenses	304,746	273,098	614,272	550,454
Income (loss) from operations	(7,388)	10,566	(19,594)	15,657
Interest expense and other, net	(14,082)	(14,112)	(28,038)	(28,049)
Loss on extinguishment of debt	—	(5,966)	—	(7,252)
Loss from continuing operations before income taxes	(21,470)	(9,512)	(47,632)	(19,644)
Income tax provision	(374)	(410)	(737)	(761)
Loss from continuing operations	(21,844)	(9,922)	(48,369)	(20,405)
Gain from discontinued operations, net of tax	6	—	61	—
Net loss and comprehensive loss	$(21,838)	$(9,922)	$(48,308)	$(20,405)

Basic and diluted net loss per share
Continuing operations	$(0.21)	$(0.10)	$(0.47)	$(0.20)
Discontinued operations	—	—	—	—
Basic and diluted net loss per share	$(0.21)	$(0.10)	$(0.47)	$(0.20)
Basic and diluted weighted average common shares outstanding	102,354	103,323	102,335	102,969

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(48,308)	$(20,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,470	94,987
Impairment of long-lived assets	10,771	—
Non-cash income taxes	452	381
Stock-based compensation	7,278	7,229
Amortization of debt discount and debt issuance costs	2,038	2,023
Loss on extinguishment of debt	—	7,252
Other operating activities	(257)	656
(Increase) decrease in accounts receivable, net	(5,813)	7,092
Increase in prepaid expenses and other assets	(2,038)	(2,465)
Decrease in accounts payable and accrued and other liabilities	(16,607)	(44,843)
(Decrease) increase in deferred revenue	(711)	220
Net cash provided by operating activities	39,275	52,127
Cash flows from investing activities:
Purchases of property and equipment	(49,349)	(38,402)
Other investing activities	586	—
Net cash used in investing activities	(48,763)	(38,402)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	54,761
Repayment of debt and capital lease obligations	(716)	(100,624)
Payment of dividends	(5,770)	(15,882)
Repurchases of common stock	(2,210)	—
Proceeds from exercises of stock options	—	1,249
Net cash used in financing activities	(8,696)	(60,496)
Net decrease in cash and cash equivalents	(18,184)	(46,771)
Cash and cash equivalents, beginning of period	116,636	134,133
Cash and cash equivalents, end of period	$98,452	$87,362

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and six months ended June 30, 2014 and 2015 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2015.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the three and six months ended June 30, 2014, the Company recorded $5.4 million and $10.8 million, respectively, for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used. The impairment losses are classified within impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. In July 2015, the FASB adopted a one-year deferral of the effective date. The standard is now required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

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

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. The new guidance requires an entity to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard will require the Company to reclassify its debt issuance costs from other long-term assets to a direct deduction of long-term debt and capital lease obligations in its Consolidated Balance Sheets. As of June 30, 2015, the Company had $9.9 million of debt issuance costs.

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

3.  Earnings per Share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of June 30, 2014 and 2015, the Company had 10.9 million and 10.0 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Integration-related costs	$2,762	$1,658	$6,715	$2,975
Severance, retention and other employee costs	958	1,048	1,966	3,949
Facility-related costs	1,186	1,272	1,202	2,426
Transaction-related costs	2	—	2	—
Restructuring, acquisition and integration-related costs	$4,908	$3,978	$9,885	$9,350

Restructuring, acquisition and integration-related costs consist of costs related to the Company's restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversions, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect business combinations, such as advisory, legal, accounting, valuation and other professional fees. The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. The Company recognizes severance costs when they are both probable and reasonably estimable.

During the six months ended June 30, 2015, the Company recorded $6.4 million of restructuring costs in connection with changes in the Company's business strategy. The restructuring costs consisted of $3.9 million of severance and other employee costs due to reductions in workforce and $2.4 million of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the six months ended June 30, 2015 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss.

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the six months ended June 30, 2015:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2014	$5,373	$4,713	$10,086
Accruals	3,949	2,426	6,375
Payments	(7,950)	(1,167)	(9,117)
Balance as of June 30, 2015	$1,372	$5,972	$7,344

As of December 31, 2014, $6.8 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities. As of June 30, 2015, $3.7 million of facility exit and restructuring liabilities were classified within current liabilities and $3.6 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

5.  Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2015.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014			As of June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$359,187	$(271,968)	$87,219	$359,187	$(303,989)	$55,198
Developed technology and software	26,261	(22,096)	4,165	26,261	(23,246)	3,015
Trade name	1,521	(1,521)	—	1,521	(1,521)	—
Other	1,800	(1,694)	106	1,800	(1,800)	—
Other intangible assets, net	$388,769	$(297,279)	$91,490	$388,769	$(330,556)	$58,213

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of June 30, 2015, the weighted average amortization periods were 5.2 years for customer relationships and 3.8 years for developed technology and software. As a result of a change in estimate for the estimated useful lives of certain customer relationships, the results of operations for the three and six months ended June 30, 2015 include additional amortization expense of $1.4 million, or $0.01 per share, and $2.8 million, or $0.03 per share, respectively.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three and six months ended June 30, 2014 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Amortization expense	$15,501	$16,596	$31,928	$33,276

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $32.9 million during the remaining six months in the year ending December 31, 2015 and $23.6 million, $1.3 million and $0.4 million during the years ending December 31, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014	As of June 30, 2015
	(in thousands)
Accrued taxes and surcharges	$17,801	$17,753
Accrued communications costs	25,917	24,331
Customer-related liabilities	9,565	7,702
Accrued interest	5,251	4,258
Accrued dividends	6,780	646
Other	19,867	15,105
Total other accrued liabilities	$85,181	$69,795

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014	As of June 30, 2015
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Senior notes due May 2019	300,000	203,925
Unamortized discount on senior notes due May 2019	(6,601)	(4,063)
Senior secured revolving credit facility	—	55,000
Capital lease obligations	14,422	13,654
Carrying value of debt and capital lease obligations	607,821	568,516
Less current portion of debt and capital lease obligations	(1,537)	(1,555)
Long-term debt and capital lease obligations	$606,284	$566,961

2015 Transactions

In March 2015, the Company repurchased $21.1 million outstanding principal of its 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market for $21.6 million, plus accrued and unpaid interest. The Company recognized a $1.3 million loss on extinguishment of debt, consisting of $0.5 million for premiums paid on the repurchase and $0.8 million for the write-off of unamortized discount on debt and debt issuance costs.

In April 2015, the Company repurchased an additional $5.0 million outstanding principal of its Senior Notes in the open market for $5.2 million, plus accrued and unpaid interest. The Company recognized a $0.4 million loss on extinguishment of debt, consisting of $0.2 million for premiums paid on the repurchase and $0.2 million for the write-off of unamortized discount on debt and debt issuance costs.

In June 2015, pursuant to terms under the indenture and authorization by the Board of Directors, the Company redeemed $70.0 million aggregate principal amount of its Senior Notes at a redemption price of 104.438% of the principal amount thereof, or $73.1 million, plus accrued and unpaid interest. The Company drew $55.0 million under its senior secured revolving credit facility, net of issuance costs, to fund the redemption, with the remaining amount paid with existing cash. The Company recognized a $5.6 million loss on extinguishment of debt, consisting of $3.1 million for the premium paid, $1.4 million for the write-off of unamortized discount on debt and $1.1 million for the write-off of unamortized debt issuance costs.

The above losses are included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Loss. The payment of premiums is included in repayment of debt and capital lease obligations in the Condensed Consolidated

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Statement of Cash Flows. Upon completion of the above transactions, the Company had $203.9 million aggregate principal amount of its Senior Notes outstanding and $55.0 million outstanding under its senior secured revolving credit facility.

Debt Covenants

The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of June 30, 2015, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of June 30, 2015, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  as of June 30, 2015, the indentures governing the Company's Senior Secured Notes and Senior Notes permitted approximately $95.6 million and $227.3 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  The Company has a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2015, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost is LIBOR plus 3.50% for LIBOR Rate Loans and the Base Rate plus 2.50% for Base Rate Loans. The Company had $55.0 million outstanding under the Credit Agreement as of June 30, 2015 at an interest rate of 3.69%. In addition, $1.8 million of letters of credit were outstanding under the Credit Agreement’s Letter of Credit Sublimit as of June 30, 2015.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company was in compliance with all covenants as of June 30, 2015.

Financial Information Under Rule 3-10 of Regulation S-X

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

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of June 30, 2015, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The Company repurchased 0.7 million shares of its common stock pursuant to its share repurchase program for $2.2 million during the six months ended June 30, 2014. The Company did not repurchase any of its common stock during the six months ended June 30, 2015.

Dividends

During the six months ended June 30, 2014 and 2015, cash dividends declared were $0.10 and $0.10 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $5.8 million and $15.9 million during the six months ended June 30, 2014 and 2015, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Stock-Based Compensation

Stock-based compensation expense was $2.3 million and $3.8 million during the three months ended June 30, 2014 and 2015, respectively, and $7.3 million and $7.2 million during the six months ended June 30, 2014 and 2015, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Options Outstanding

The following table summarizes stock option activity as of and for the six months ended June 30, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2014	2,475	$7.26
Granted	—	—
Exercised	(205)	6.09
Forfeited and expired	(368)	7.97
Outstanding as of June 30, 2015	1,902	7.25	5.1	$1,366
Vested and expected to vest as of June 30, 2015	1,813	7.32	5.0	$1,237
Exercisable as of June 30, 2015	1,308	7.85	3.9	$507

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on June 30, 2015 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2015. The total intrinsic value of options exercised during the six months ended June 30, 2015 was $0.1 million. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. As of June 30, 2015, there was $0.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the status of the Company’s stock options as of June 30, 2015:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	8.5	$4.97	75	$4.97
6.08	to	6.08	495	7.6	6.08	240	6.08
6.90	to	7.51	634	4.9	7.45	520	7.44
7.64	to	11.82	473	0.5	9.65	473	9.65
4.97	to	11.82	1,902	5.1	7.25	1,308	7.85

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

There were no stock options granted during the six months ended June 30, 2015. The fair value of stock options granted during the six months ended June 30, 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30, 2014
Dividend yield	4.02%
Expected volatility	46.77%
Risk-free interest rate	1.60%
Expected life	5 years

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 was $1.48 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the six months ended June 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2014	5,810	$4.74
Granted	4,677	4.49
Vested	(1,622)	5.04
Forfeited	(784)	4.83
Outstanding as of June 30, 2015	8,081	$4.52

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2014 and 2015 was $4.17 and $4.49, respectively.  As of June 30, 2015, there was $25.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2014 and 2015 was $7.5 million and $8.0 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

10.  Income Taxes

During the six months ended June 30, 2015, the Company recorded an income tax provision of $0.8 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately (3.9)%. During the six months ended June 30, 2014, the Company recorded an income tax provision of $0.7 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately (1.5)%.

The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the six months ended June 30, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.2 million primarily for state taxes. The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the six months ended June 30, 2014 was due to current year foreign and state tax expense and amortization of intangibles with indefinite useful lives.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

As of June 30, 2015, the Company had a valuation allowance of $341.4 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2015, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

The Company did not record any material changes to its unrecognized tax benefits during the six months ended June 30, 2015.  The Company believes it is reasonably possible that an increase in unrecognized tax benefits related to state positions which are under audit may be necessary within the next twelve months.  An estimate of the range of increase cannot be determined at this time. In addition, the Company believes it is reasonably possible that approximately $0.2 million of its remaining unrecognized tax benefits may be recognized within the next twelve months.

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

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured revolving credit facility was deemed to approximate its fair value as of June 30, 2015. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014		As of June 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$301,503	$300,000	$318,000
Senior Notes, net of discount	293,399	300,300	199,862	213,507
Senior secured revolving credit facility	—	—	55,000	55,000
Total debt, excluding capital leases	$593,399	$601,803	$554,862	$586,507

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on reportable segments and a reconciliation to consolidated loss from operations for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Business Services
Revenues	$234,216	$227,558	$468,219	$453,875
Cost of revenues (excluding depreciation and amortization)	121,555	106,829	244,819	216,291
Gross margin	112,661	120,729	223,400	237,584
Direct segment operating expenses	86,834	81,538	172,445	162,786
Segment operating income	$25,827	$39,191	$50,955	$74,798
Consumer Services
Revenues	$63,142	$56,106	$126,459	$112,236
Cost of revenues (excluding depreciation and amortization)	22,633	20,219	45,245	40,219
Gross margin	40,509	35,887	81,214	72,017
Direct segment operating expenses	11,401	7,332	22,961	15,654
Segment operating income	$29,108	$28,555	$58,253	$56,363
Consolidated
Revenues	$297,358	$283,664	$594,678	$566,111
Cost of revenues	144,188	127,048	290,064	256,510
Gross margin	153,170	156,616	304,614	309,601
Direct segment operating expenses	98,235	88,870	195,406	178,440
Segment operating income	54,935	67,746	109,208	131,161
Depreciation and amortization	45,615	47,723	92,470	94,987
Impairment of long-lived assets	5,437	—	10,771	—
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Corporate operating expenses	6,363	5,479	15,676	11,167
Income (loss) from operations	$(7,388)	$10,566	$(19,594)	$15,657

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Information on revenues by groups of similar services and by segment for the three and six months ended June 30, 2014 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Business Services
Retail services	$191,386	$188,702	$383,906	$377,198
Wholesale services	37,970	34,034	74,412	67,006
Other services	4,860	4,822	9,901	9,671
Total revenues	234,216	227,558	468,219	453,875
Consumer Services
Access services	52,514	44,872	105,149	89,918
Value-added services	10,628	11,234	21,310	22,318
Total revenues	63,142	56,106	126,459	112,236
Total Revenues	$297,358	$283,664	$594,678	$566,111

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

13. Commitments and Contingencies

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. As of December 31, 2014, the Company had a $2.2 million liability for a loss contingency that became probable and estimable during the year. During the six months ended June 30, 2015, a settlement was reached and payment was made for the recorded amount.
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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities,

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for such potential liabilities.
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $1.0 million and $3.1 million of net favorable disputes related to its billings to other carriers during the three and six months ended June 30, 2015, respectively, which is included in Business Services revenues in the Condensed Consolidated Statements of Comprehensive Loss.
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $10.6 million for unrecorded disputed amounts. The Company recognized $2.3 million and $3.1 million for favorable disputes with telecommunication vendors during the three months ended June 30, 2014 and 2015, respectively, and $5.1 million and $6.6 million during the six months ended June 30, 2014 and 2015, respectively, which is included in Business Services cost of revenues in the Condensed Consolidated Statements of Comprehensive Loss.
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

General Developments in our Business

Key developments in our business during the six months ended June 30, 2015 are described below:

•
Generated revenues of $566.1 million, a 5% decrease compared to the six months ended June 30, 2014, primarily driven by declines in traditional voice and data products for business and consumer services. These declines were partially offset by increased sales of our growth products, targeted price increases, successful efforts to re-term customers coming out of contract and one-time favorable revenue settlements during the period.

•
Reduced cost of revenues 12% during the six months ended June 30, 2015, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated a net loss of $20.4 million, compared to a net loss of $48.3 million during the six months ended June 30, 2014, primarily due to an increase in Adjusted EBITDA as described below and a decrease in impairment of long-lived assets, partially offset by loss on extinguishment of debt.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $127.2 million, an increase from $100.8 million in the prior year period, primarily due to improvements in our cost of revenues and operating expenses, offset by the decrease in revenues from traditional voice and data products. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including a reduction in force implemented in the fourth quarter of 2014 and first half of 2015.

•	Generated cash flows from operating activities of $52.1 million, an increase from $39.3 million during the six months ended June 30, 2014.

•
Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $88.8 million, an increase from $51.5 million in prior year period primarily due to the increase in Adjusted EBITDA noted above and reduced capital expenditures.

•
Redeemed and repurchased $96.1 million of outstanding debt for $99.9 million during the six months ended June 30, 2015, which was funded through cash on hand and a $55.0 million draw down under our senior secured revolving credit facility.

•	Made $15.9 million of dividend payments to shareholders during the six months ended June 30, 2015.

Business Strategy
Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a market opportunity for managed services due to the changing technological and business landscape, which is experiencing increased demand for data. Evolving security threats, changing regulatory standards, increased use of outsourcing and tightening budgets are also contributing to businesses' needs for managed services. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Align our organization and operating model around four customer categories. We are currently in the process of aligning our organization around four distinct customer categories, which are consumer, small business, mid-market/enterprise and wholesale. We believe this will target our resources and investments into areas that will drive growth and deliver improved performance, enable our growth businesses to compete more successfully in the market and provide strategic optionality. We are currently making various organization changes, segmenting customers and implementing value-optimizing strategies for each customer category.

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

•
Invest in growth business products, marketing and sales. Our growth business products for retail customers are MultiProtocol Label Switching ("MPLS"), hosted voice and managed services (Managed IP VPN, Managed Network, Managed Security and Managed Cloud, among others), and our growth business products for wholesale customers are transport services. We are focused on investing in products, marketing and sales to support these growth products. We are also simplifying and rationalizing our suite of products to focus on products that are strategically aligned with being a managed network services provider.

•
Evaluate potential strategic transactions. We continue to evaluate our business, which could lead us to discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business. In addition, we continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted corporate acquisitions, when available at attractive economic terms, can be an effective means for growth and targeted capability building.

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition from other providers; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Implementing a business and operating model around customer categories to optimize operations

•	Simplifying and rationalizing our product portfolio to focus our investments in growth products such as MPLS, hosted voice and managed services

•	Targeting larger multi-location retail and service businesses which have a need for our product and services, as well as lower churn profiles

•	Focusing on customer re-term efforts, retention offers and targeted price increases

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Managing our investment in cloud and IT services and in data centers to invest in services that are most relevant to managed network services

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

•
Dispute settlements. Due to the nature of our industry, we are periodically involved in disputes related to our billings to other carriers for access to our network and network access charges that we are assessed by other companies. The disputes often take significant time to resolve, and they may be resolved or require adjustment in future periods although they relate to costs and revenues in prior periods. We have experienced an increase in dispute settlements impacting revenues and cost of revenues over the past few years, and this trend may continue.

Business Outlook

We expect continued declines in Business Services revenues from traditional voice and data products. In addition, we expect revenues to decline as we simplify and rationalize our product portfolio and as we limit sales to small business customers. However, we are focusing on our growth products services. As a result, we expect the mix of our Business Service revenues to change over time, from traditional products to growth products and services. We also implemented various price increases in the first quarter of 2015, which will offset some of the revenue decline. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. We expect cost of revenues and operating expense to decline due to our cost saving initiatives and lower sales of traditional voice and data products, which will partially offset the revenue declines.

Consolidated Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Revenues	$297,358	$283,664	$594,678	$566,111
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	144,188	127,048	290,064	256,510
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	104,598	94,349	211,082	189,607
Depreciation and amortization	45,615	47,723	92,470	94,987
Impairment of long-lived assets	5,437	—	10,771	—
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Total operating costs and expenses	304,746	273,098	614,272	550,454
Income (loss) from operations	(7,388)	10,566	(19,594)	15,657
Interest expense and other, net	(14,082)	(14,112)	(28,038)	(28,049)
Loss on extinguishment of debt	—	(5,966)	—	(7,252)
Loss from continuing operations before income taxes	(21,470)	(9,512)	(47,632)	(19,644)
Income tax provision	(374)	(410)	(737)	(761)
Loss from continuing operations	(21,844)	(9,922)	(48,369)	(20,405)
Gain from discontinued operations, net of tax	6	—	61	—
Net loss	$(21,838)	$(9,922)	$(48,308)	$(20,405)

Revenues

The following table presents revenues by groups of similar services and by segment for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Business Services
Retail services	$191,386	$188,702	$(2,684)	(1)%	$383,906	$377,198	$(6,708)	(2)%
Wholesale services	37,970	34,034	(3,936)	(10)%	74,412	67,006	(7,406)	(10)%
Other	4,860	4,822	(38)	(1)%	9,901	9,671	(230)	(2)%
Total revenues	234,216	227,558	(6,658)	(3)%	468,219	453,875	(14,344)	(3)%
Consumer Services
Access services	52,514	44,872	(7,642)	(15)%	105,149	89,918	(15,231)	(14)%
Value-added services	10,628	11,234	606	6%	21,310	22,318	1,008	5%
Total revenues	63,142	56,106	(7,036)	(11)%	126,459	112,236	(14,223)	(11)%
Total revenues	$297,358	$283,664	$(13,694)	(5)%	$594,678	$566,111	$(28,567)	(5)%

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

Business Services

The following table presents the primary reasons for the change in Business Services revenues for the three and six months ended June 30, 2015 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to growth products (a)	$4.8	$10.1
Due to net favorable settlements and reserve adjustments (b)	1.0	3.1
Due to decline in traditional voice and data products (c)	(8.4)	(20.7)
Due to decline in wholesale products (d)	(4.1)	(6.8)
Total change in Business Services revenues	$(6.7)	$(14.3)
______________

(a)
Increase due to sales of growth products, including MPLS, hosted voice and IT services due to an increased emphasis on selling these products and services. Revenues for growth products also increased due to price increases implemented during the six months ended June 30, 2015.

(b)	Increase due to a favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized.

(c)
Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services and web hosting. Revenues for these traditional voice and data products have been decreasing due to competition. Partially offsetting the decline in revenues for traditional voice and data products was price increases implemented during the six months ended June 30, 2015.

(d)
Decrease due to decline in wholesale products primarily due to a deemphasis on certain non-strategic products, an increase in customer churn and continued rate reductions as a result of FCC rules regarding intercarrier compensation. These decreases were partially offset by an increase in transport revenues as we capitalize on unique fiber routes.

Consumer Services

Consumer Services revenues decreased during the three and six months ended June 30, 2015 compared to the prior year periods primarily due to the following:

•
Decreases in average consumer access subscribers, which were 0.9 million during the three and six months ended June 30, 2014 and 0.8 million during the three and six months ended June 30, 2015. The decreases resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates improved from 2.3% and 2.2% during the three and six months ended June 30, 2014, respectively, to 1.9% and 2.0% during the three and six months ended June 30, 2015, respectively, which moderated the decline in average consumer subscribers.

•
Partially offset by increases in our average revenue per subscriber, which was $22.99 and $22.52 during the three and six months ended June 30, 2014, respectively, and $23.62 and $23.39 during the the three and six months ended June 30, 2015, respectively. The increases were due to targeted price increases and a change in mix of subscribers. In addition, we began billing certain broadband subscribers for modem equipment rental in April 2014 which also contributed to the increase in average revenue per subscriber from the six month period.

Cost of revenues

The following table presents cost of revenues by segment for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Business Services	$121,555	$106,829	$(14,726)	(12)%	$244,819	$216,291	$(28,528)	(12)%
Consumer Services	22,633	20,219	(2,414)	(11)%	45,245	40,219	(5,026)	(11)%
Total cost of revenues	$144,188	$127,048	$(17,140)	(12)%	$290,064	$256,510	$(33,554)	(12)%

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

Business Services

The following table presents the primary reasons for the change in Business Services cost of revenues for the three and six months ended June 30, 2015 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to cost saving initiatives and declines in traditional products (a)	$(13.9)	$(27.8)
Due to change in favorable dispute settlements (b)	(0.8)	(1.5)
Due to favorable adjustment in the prior year (c)	—	0.8
Total change in Business Services cost of revenues	$(14.7)	$(28.5)
______________

(a)
Decrease due to a concentrated effort to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)
Decrease due to change in estimates for favorable dispute and other settlements as $3.1 million and $6.6 million of favorable settlements were recognized during the three and six months ended June 30, 2015, respectively, compared to $2.3 million and $5.1 million during the three and six months ended June 30, 2014.

(c)	Increase due to an $0.8 million favorable adjustment related to Universal Service Fund payments recorded during the six months ended June 30, 2014.

Consumer Services

Consumer Services cost of revenues decreased during the three and six months ended June 30, 2015 compared to the prior year periods primarily due to the following:

•	The decrease in average consumer services subscribers noted above under Consumer Services Revenues.

•
Partially offset by an increase in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was costs associated with modem equipment rental which we began billing to certain broadband customers beginning in April 2014.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$104,598	$94,349	$(10,249)	(10)%	$211,082	$189,607	$(21,475)	(10)%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and six months ended June 30, 2015 compared to the prior year periods:

	Three Months Ended	Six Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to decrease in people costs (a)	$(7.1)	$(13.1)
Due to decrease in advertising and marketing (b)	(1.2)	(2.0)
Due to decrease in bad debt expense (c)	(0.7)	(1.1)
Due to decrease in rent and occupancy costs (d)	(0.4)	(1.6)
Due to decrease in other selling, general and administrative costs (e)	(0.8)	(3.7)
Total change in selling, general and administrative expenses	$(10.2)	$(21.5)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,981 full-time equivalents as of June 30, 2014 to 2,314 full-time equivalents as of June 30, 2015. The decrease was primarily due to a reduction in workforce implemented in the fourth quarter of 2014 and first half of 2015 driven by changes in our business strategy.

(b)	Decrease in advertising and marketing spend related to changes in our business strategy.

(c)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(d)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past year in connection with changes to our business strategy and from moving our corporate headquarters location in September 2014.

(e)
Decrease in other selling, general and administrative costs such as commissions, outsourced labor, professional fees, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$30,114	$31,127	$1,013	3%	$60,542	$61,711	$1,169	2%
Amortization expense	15,501	16,596	1,095	7%	31,928	33,276	1,348	4%
Total	$45,615	$47,723	$2,108	5%	$92,470	$94,987	$2,517	3%

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The increases in depreciation expense during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to losses on retirements of property and equipment during the three and six months ended June 30, 2015 and the shortening of useful lives for certain assets, offset by a decrease in capital expenditures. The increases in amortization expense during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to the shortening of useful lives for certain customer base intangible assets, which increased amortization expense by $1.4 million and $2.8 million during the three and six months ended June 30, 2015, respectively, partially offset by definite-lived intangible assets becoming fully amortized over the year.

Impairment of long-lived assets

During the three and six months ended June 30, 2014, we recorded $5.4 million and $10.8 million, respectively, for impairment of long-lived assets, primarily related to impairment of work in progress for information technology projects not expected to be used. The impairments were classified within impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$2,762	$1,658	$(1,104)	(40)%	$6,715	$2,975	$(3,740)	(56)%
Severance, retention and other employee costs	958	1,048	90	9%	1,966	3,949	1,983	101%
Facility-related costs	1,186	1,272	86	7%	1,202	2,426	1,224	102%
Transaction-related costs	2	—	(2)	(100)%	2	—	(2)	(100)%
Restructuring, acquisition and integration-related costs	$4,908	$3,978	$(930)	(19)%	$9,885	$9,350	$(535)	(5)%

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 4) transaction-related costs, which are direct costs incurred to effect business combinations, such as advisory, legal, accounting, valuation and other professional fees.

The decreases in restructuring, acquisition and integration-related costs during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to the completion of integration projects over the past year. This was partially offset by restructuring costs recorded during the three and six months ended June 30, 2015 in connection with changes in our business strategy. We recorded $6.4 million of restructuring costs during the six months ended June 30, 2015, consisting of $3.9 million of severance and other employee costs due to reductions in workforce and $2.4 million of facilities-related costs due to the closing of certain sales offices. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the six months ended June 30, 2015.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Interest expense	$14,122	$13,308	$(814)	(6)%	$28,193	$27,099	$(1,094)	(4)%
Other, net	(40)	804	844	*	(155)	950	1,105	713%
Total	$14,082	$14,112	30	—%	$28,038	$28,049	$11	—%
______________
* Percentage is not meaningful.

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The decreases in interest expense during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to interest expense savings as a result of lower outstanding debt. In March 2015, we repurchased $21.1 million outstanding principal of our 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market. In April 2015, we repurchased an additional $5.0 million outstanding principal of our Senior Notes in the open market. In June 2015, we redeemed $70.0 million aggregate principal amount of our Senior Notes pursuant to terms under the indenture. We drew $55.0 million under our senior secured revolving credit facility to help fund the redemption. As a result of these transactions, we reduced our gross outstanding debt by $41.1 million and reduced the interest we will pay going forward on $55.0 million of our outstanding debt.

Loss on extinguishment of debt

During the three and six months ended June 30, 2015, we recorded $6.0 million and $7.3 million, respectively, for losses on extinguishment of debt. We recognized a $5.6 million loss on the redemption of $70.0 million outstanding principal of our Senior Notes in June 2015, consisting of $3.1 million for the premium paid, $1.4 million for the write-off of unamortized discount on debt and $1.1 million for the write-off of unamortized debt issuance costs; a $1.3 million loss on the repurchase of $21.1 million outstanding principal of our Senior Notes in March 2015, consisting of $0.5 million for premiums paid on the repurchase and $0.8 million for the write-off of unamortized discount on debt and debt issuance costs; and a $0.4 million loss on the repurchase of $5.0 million outstanding principal of our Senior Notes in April 2015, consisting of $0.2 million for premiums paid on the repurchase and $0.2 million for the write-off of unamortized discount on debt and debt issuance costs. For more information about these transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

Income tax provision

The income tax provision of $0.8 million for the six months ended June 30, 2015 represents an effective rate of (3.9)%. The difference between the effective tax rate and the federal statutory rate during the six months ended June 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the six months ended June 30, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense of $0.2 million primarily for state taxes. The income tax provision of $0.7 million for the six months ended June 30, 2014 represents an effective rate of (1.5)%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax provision for the six months ended June 30, 2014 was due to current year foreign and state tax expense and amortization of intangibles indefinite useful lives.

As of June 30, 2015, we had deferred tax assets of approximately $337.8 million, of which $274.8 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $341.4 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of June 30, 2015, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Business Services Segment

Business Services Operating Results

The following table sets forth operating results for our Business Services segment for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$234,216	$227,558	$(6,658)	(3)%	$468,219	$453,875	$(14,344)	(3)%
Segment operating income	25,827	39,191	13,364	52%	50,955	74,798	23,843	47%

The increases in Business Services operating income during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to efforts to manage cost of revenues and operating expenses, including benefits from a reduction in workforce implemented in the fourth quarter of 2014, and efforts to protect our revenue base, such as targeted price increases and re-terms. Partially offsetting this was declines in revenues for our traditional voice and data products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Consumer Subscriber Activity
Subscribers at beginning of period	938,000	789,000	976,000	821,000
Gross organic subscriber additions	19,000	13,000	41,000	30,000
Adjustment (a)	—	19,000	—	19,000
Churn	(64,000)	(44,000)	(124,000)	(93,000)
Subscribers at end of period (b)	893,000	777,000	893,000	777,000

Consumer Metrics
Average narrowband subscribers (c)	518,000	469,000	527,000	472,000
Average broadband subscribers (c)	397,000	313,000	409,000	323,000
Average consumer subscribers (c)	915,000	782,000	936,000	795,000

ARPU (d)	$22.99	$23.62	$22.52	$23.39
Churn rate (e)	2.3%	1.9%	2.2%	2.0%
 _________

(a) During the three and six months ended June 30, 2015, we began reporting approximately 19,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

(b) Subscriber counts do not include new nonpaying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(c) Average subscribers for the three month periods is calculated by averaging the ending monthly subscribers or accounts for the four months preceding and including the end of the period. Average subscribers for the six month periods is calculated by averaging the ending monthly subscribers or accounts for the seven months preceding and including the end of the period.

(d) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing revenue for the period by the average number of subscribers for the period. Revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services. Average monthly revenue for the three and six months ended June 30, 2015 excludes a $0.6 million favorable settlement recorded during the periods.

(e) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$63,142	$56,106	$(7,036)	(11)%	$126,459	$112,236	$(14,223)	(11)%
Segment operating income	29,108	28,555	(553)	(2)%	58,253	56,363	(1,890)	(3)%

The decreases in Consumer Services operating income during the three and six months ended June 30, 2015 compared to the prior year periods were primarily due to limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. The decrease was partially offset by decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2014 and 2015:

	Six Months Ended
	June 30,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$39,275	$52,127	$12,852	33%
Net cash used in investing activities	(48,763)	(38,402)	(10,361)	(21)%
Net cash used in financing activities	(8,696)	(60,496)	51,800	596%
Net decrease in cash and cash equivalents	$(18,184)	$(46,771)	$54,291	157%

Operating activities

The increase in cash provided by operating activities during the six months ended June 30, 2015 compared to the prior year period was primarily due to lower operating costs and expenses during the six months ended June 30, 2015 compared to the prior year period, offset by an increase in our annual bonus payment which is paid annually in February.

Investing activities

The decrease in net cash used in investing activities during the six months ended June 30, 2015 compared to the prior year period was due to a $10.9 million decrease in capital expenditures. The decrease was primarily driven by an increased focus on managing our cash flows by improving our processes and being more efficient, a decrease in customer additions and timing of certain projects. Capital expenditures for the six months ended June 30, 2014 and 2015 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The increase in net cash used in financing activities during the six months ended June 30, 2015 compared to the prior year period was primarily due to the following:

•
a $45.1 million increase in net debt transactions resulting primarily from the redemption and repurchase of $96.1 million outstanding principal of our Senior Notes for $99.9 million, net of $55.0 million drawn down under our senior secured revolving credit facility to fund the redemption. For more information about these transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

•
a $10.1 million increase in dividends paid due to the timing of the funding of our quarterly dividend payment. During the six months ended June 30, 2014 and 2015, we declared cash dividends of $0.10 per share; however, we funded one quarterly payment during the six months ended June 30, 2014 compared to three payments during the six months ended June 30, 2015.

•	partially offset by a $2.2 million decrease in repurchases of common stock and $1.2 million of proceeds received for stock option exercises during the six months ended June 30, 2015.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $203.9 million aggregate principal amount of our Senior Notes due in May 2019, $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $55.0 million under our revolving credit facility and any future borrowings under the $80.0 million remaining under our revolving credit facility. During the six months ended June 30, 2015, we redeemed and repurchased $96.1 million outstanding principal of our Senior Notes for $99.9 million. We may repurchase or redeem additional debt.

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

•
Other. We may also use cash to invest in or acquire other companies or to repurchase common stock. We expect to use cash for current restructuring liabilities. Payments for restructuring liabilities incurred to date will be funded through operating cash flows. In addition, we continue to evaluate our business, including evaluating ways to reduce the cost structure of our business, and may use cash for additional restructuring activities.

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the six months ended June 30, 2014 and 2015, we generated $39.3 million and $52.1 million in cash from operations, respectively. As of June 30, 2015, we had $87.4 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of June 30, 2015, $55.0 million had been drawn and was outstanding under our senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the $80.0 million remaining under our credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of June 30, 2015. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of June 30, 2015, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, loss on extinguishment of debt, and gain (loss) from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, loss on extinguishment of debt, and gain (loss) from discontinued operations, net of tax, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(21,838)	$(9,922)	$(48,308)	$(20,405)
Interest expense and other, net	14,082	14,112	28,038	28,049
Income tax provision	374	410	737	761
Depreciation and amortization	45,615	47,723	92,470	94,987
Impairment of long-lived assets	5,437	—	10,771	—
Stock-based compensation expense	2,335	3,814	7,278	7,229
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Loss on extinguishment of debt	—	5,966	—	7,252
Gain from discontinued operations, net of tax	(6)	—	(61)	—
Adjusted EBITDA	$50,907	$66,081	$100,810	$127,223

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(21,838)	$(9,922)	$(48,308)	$(20,405)
Interest expense and other, net	14,082	14,112	28,038	28,049
Income tax provision	374	410	737	761
Depreciation and amortization	45,615	47,723	92,470	94,987
Impairment of long-lived assets	5,437	—	10,771	—
Stock-based compensation expense	2,335	3,814	7,278	7,229
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Loss on extinguishment of debt	—	5,966	—	7,252
Gain from discontinued operations, net of tax	(6)	—	(61)	—
Purchases of property and equipment	(25,965)	(20,873)	(49,349)	(38,402)
Unlevered Free Cash Flow	$24,942	$45,208	$51,461	$88,821

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Net cash provided by operating activities	$17,969	$33,262	$39,275	$52,127
Income tax provision	374	410	737	761
Non-cash income taxes	(242)	(196)	(452)	(381)
Interest expense and other, net	14,082	14,112	28,038	28,049
Amortization of debt discount and debt issuance costs	(1,022)	(994)	(2,038)	(2,023)
Restructuring, acquisition and integration-related costs	4,908	3,978	9,885	9,350
Changes in operating assets and liabilities	14,732	16,255	25,169	39,996
Purchases of property and equipment	(25,965)	(20,873)	(49,349)	(38,402)
Other, net	106	(746)	196	(656)
Unlevered Free Cash Flow	$24,942	$45,208	$51,461	$88,821

Net cash used in investing activities	$(25,379)	$(20,873)	$(48,763)	$(38,402)
Net cash used in financing activities	$(2,651)	$(33,080)	$(8,696)	$(60,496)

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended June 30, 2015, we drew $55.0 million under our senior secured revolving credit facility and this amount was outstanding as of June 30, 2015. We are exposed to interest rate risk as our senior secured revolving credit facility bears interest at a variable rate. We currently do not engage in any interest rate hedging activity; however, we will continue to monitor the interest rate environment. A hypothetical increase of 100 basis points in the interest rate relative to this debt would not have a material effect on our results of operations or financial condition. For more information about our senior secured revolving credit facility, refer to Note 7 to our Condensed Consolidated Financial Statements. There have been no other material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EARTHLINK HOLDINGS CORP.

Date:	August 4, 2015	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	August 4, 2015	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	August 4, 2015	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)