Form 10-Q
period 2015-09-30
EarthLink Holdings Corp.
filed 2015-11-03
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 30, 2015, 103,855,347 shares of common stock, $0.01 par value per share, were outstanding.

EARTHLINK HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I

 Item 1.  Financial Statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2015
	(in thousands, except per share data)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,133	$87,623
Accounts receivable, net of allowance of $6,211 and $3,862 as of December 31, 2014 and September 30, 2015, respectively	92,616	82,864
Prepaid expenses	13,761	17,120
Other current assets	13,671	11,399
Total current assets	254,181	199,006
Property and equipment, net	404,713	372,948
Goodwill	137,751	137,751
Other intangible assets, net	91,490	41,617
Other long-term assets	22,026	16,704
Total assets	$910,161	$768,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,726	$18,527
Accrued payroll and related expenses	50,197	38,988
Other accrued liabilities	85,181	81,366
Deferred revenue	43,940	41,765
Current portion of long-term debt and capital lease obligations	1,537	16,565
Deferred income taxes, net	751	650
Total current liabilities	205,332	197,861
Long-term debt and capital lease obligations	606,284	507,335
Long-term deferred income taxes, net	2,448	3,080
Other long-term liabilities	21,313	22,624
Total liabilities	835,377	730,900

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and September 30, 2015	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 198,623 and 200,144 shares issued as of December 31, 2014 and September 30, 2015, respectively, and 102,296 and 103,817 shares outstanding as of December 31, 2014 and September 30, 2015, respectively	1,986	2,001
Additional paid-in capital	2,035,382	2,028,637
Accumulated deficit	(1,217,727)	(1,248,655)
Treasury stock, at cost, 96,327 shares as of December 31, 2014 and September 30, 2015	(744,857)	(744,857)
Total stockholders’ equity	74,784	37,126
Total liabilities and stockholders’ equity	$910,161	$768,026

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except per share data) (unaudited)
Revenues	$297,745	$270,904	$892,423	$837,015
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	135,695	122,391	425,759	378,901
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	105,948	90,775	317,030	280,382
Depreciation and amortization	46,716	46,502	139,186	141,489
Impairment of long-lived assets	589	—	11,360	—
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Total operating costs and expenses	290,056	265,154	904,328	815,608
Income (loss) from operations	7,689	5,750	(11,905)	21,407
Interest expense and other, net	(13,970)	(11,731)	(42,008)	(39,780)
Loss on extinguishment of debt	—	(2,482)	—	(9,734)
Loss from continuing operations before income taxes	(6,281)	(8,463)	(53,913)	(28,107)
Income tax benefit (provision)	4,329	(2,060)	3,592	(2,821)
Loss from continuing operations	(1,952)	(10,523)	(50,321)	(30,928)
Gain from discontinued operations, net of tax	—	—	61	—
Net loss and comprehensive loss	$(1,952)	$(10,523)	$(50,260)	$(30,928)

Basic and diluted net loss per share
Continuing operations	$(0.02)	$(0.10)	$(0.49)	$(0.30)
Discontinued operations	—	—	—	—
Basic and diluted net loss per share	$(0.02)	$(0.10)	$(0.49)	$(0.30)
Basic and diluted weighted average common shares outstanding	102,268	103,737	102,312	103,228

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:	(in thousands) (unaudited)
Net loss	$(50,260)	$(30,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	139,186	141,489
Impairment of long-lived assets	11,360	—
Non-cash income taxes	(3,939)	532
Stock-based compensation	10,208	10,864
Amortization of debt discount and debt issuance costs	3,067	2,872
Loss on extinguishment of debt	—	9,734
Other operating activities	(33)	571
(Increase) decrease in accounts receivable, net	(4,694)	9,752
Increase in prepaid expenses and other assets	(616)	(1,019)
Decrease in accounts payable and accrued and other liabilities	(1,032)	(15,628)
Decrease in deferred revenue	(1,909)	(2,150)
Net cash provided by operating activities	101,338	126,089
Cash flows from investing activities:
Purchases of property and equipment	(74,239)	(60,413)
Other investing activities	86	—
Net cash used in investing activities	(74,153)	(60,413)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	69,761
Repayment of debt and capital lease obligations	(1,102)	(162,475)
Payment of dividends	(10,897)	(21,164)
Repurchases of common stock	(2,210)	—
Proceeds from exercises of stock options	—	1,692
Net cash used in financing activities	(14,209)	(112,186)
Net increase (decrease) in cash and cash equivalents	12,976	(46,510)
Cash and cash equivalents, beginning of period	116,636	134,133
Cash and cash equivalents, end of period	$129,612	$87,623

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company provides a broad range of data, voice and managed network services to retail and wholesale business customers. The Company also provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 29,000 route fiber miles, 90 metro fiber rings and enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States. Effective September 30, 2015, the Company operates four reportable segments that are aligned around distinct customer categories: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. For further information concerning the Company’s reportable segments, see Note 12, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of EarthLink for the three and nine months ended September 30, 2014 and 2015 and the related footnote information are unaudited and have been prepared on a basis consistent with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2015.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the three and nine months ended September 30, 2014, the Company recorded $0.6 million and $11.4 million, respectively, for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used. The impairment losses are classified within impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is now required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted. The Company is evaluating the impact of the implementation of this standard on its financial statements.

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

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. The new guidance requires an entity to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard will require the Company to reclassify its debt issuance costs from other long-term assets to a direct deduction of long-term debt and capital lease obligations in its Consolidated Balance Sheets. As of September 30, 2015, the Company had $8.8 million of debt issuance costs.

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

3.  Earnings per Share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised, vested or converted into common stock. The dilutive effect, if any, of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of September 30, 2014 and 2015, the Company had 8.3 million and 8.8 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

4.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Integration-related costs	$1,270	$1,526	$7,985	$4,501
Severance, retention and other employee costs	39	2,986	2,005	6,935
Facility-related costs	(203)	974	999	3,400
Transaction-related costs	2	—	4	—
Restructuring, acquisition and integration-related costs	$1,108	$5,486	$10,993	$14,836

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

During the three and nine months ended September 30, 2015, the Company recorded $4.0 million and $10.3 million, respectively, of restructuring costs in connection with changes in the Company's business strategy. The restructuring costs during the three and nine months ended September 30, 2015 consisted of $3.0 million and $6.9 million, respectively, of severance and other employee costs due to reductions in workforce and $1.0 million and $3.4 million, respectively, of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the three and nine months ended September 30, 2015 are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the nine months ended September 30, 2015:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2014	$5,373	$4,713	$10,086
Accruals	6,935	3,400	10,335
Payments	(11,094)	(1,926)	(13,020)
Balance as of September 30, 2015	$1,214	$6,187	$7,401

As of December 31, 2014, $6.8 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities. As of September 30, 2015, $3.4 million of facility exit and restructuring liabilities were classified within current liabilities and $4.0 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

5.  Goodwill and Other Intangible Assets

Goodwill

The Company has historically operated as two reportable segments, Business Services and Consumer Services. During the three months ended September 30, 2015, the Company implemented certain organizational, operational and reporting changes that resulted in the disaggregation of its Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. The Consumer Services segment was not impacted. For further information concerning the change in reportable segments, see Note 12, “Segment Information.” Upon disaggregation, the Company reassigned the goodwill balance of its legacy Business Services segment to the newly formed reportable segments based on a relative fair value allocation method. The following table presents the reassignment of goodwill to the newly formed reportable segments:

	Enterprise/	Small	Carrier/	Business	Consumer
	Mid-Market	Business	Transport	Services	Services	Total
	(in thousands)
As of December 31, 2014	$—	$—	$—	$48,831	$88,920	$137,751
Change in reportable segments	29,539	7,092	12,200	(48,831)	—	—
As of September 30, 2015	$29,539	$7,092	$12,200	$—	$88,920	$137,751

Prior to September 30, 2015, the Company identified two reporting units for evaluating goodwill, Business Services and Consumer Services. Effective September 30, 2015, the Company identified four reporting units for evaluating goodwill: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer Services. Each of these reporting units constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. As a result of the change in reporting units, the Company performed an interim goodwill test immediately prior to the change in reporting units at the legacy reporting unit level and immediately after the change in reporting units at the new reporting unit level.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its interim impairment tests. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimated the fair values of its reporting units based on the income approach. This model uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rates to calculate the terminal value.

The interim impairment tests as of September 30, 2015 indicated that the fair value of the Company’s reporting units, both prior to the change in reporting units at the legacy reporting unit level and immediately after the change in reporting units at the new reporting unit level, exceeded their carrying values. As a result, the Company did not record any impairment of goodwill.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015:

	As of December 31, 2014			As of September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$359,187	$(271,968)	$87,219	$359,187	$(320,010)	$39,177
Developed technology and software	26,261	(22,096)	4,165	26,261	(23,821)	2,440
Trade name	1,521	(1,521)	—	1,521	(1,521)	—
Other	1,800	(1,694)	106	1,800	(1,800)	—
Other intangible assets, net	$388,769	$(297,279)	$91,490	$388,769	$(347,152)	$41,617

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of September 30, 2015, the weighted average amortization periods were 5.2 years for customer relationships and 3.8 years for developed technology and software. As a result of a change in estimate for the estimated useful lives of certain customer relationships in December 2014, the results of operations for the three and nine months ended September 30, 2015 include additional amortization expense of $1.4 million, or $0.01 per share, and $4.2 million, or $0.04 per share, respectively.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss, for the three and nine months ended September 30, 2014 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Amortization expense	$15,500	$16,597	$47,428	$49,873

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $16.3 million during the remaining three months in the year ending December 31, 2015 and $23.6 million, $1.3 million and $0.4 million during the years ending December 31, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2014 and September 30, 2015:

	As of December 31, 2014	As of September 30, 2015
	(in thousands)
Accrued taxes and surcharges	$17,801	$20,417
Accrued communications costs	25,917	23,455
Customer-related liabilities	9,565	7,841
Accrued interest	5,251	13,255
Accrued dividends	6,780	693
Other	19,867	15,705
Total other accrued liabilities	$85,181	$81,366

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2014 and September 30, 2015:

	As of December 31, 2014	As of September 30, 2015
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Senior notes due May 2019	300,000	173,925
Unamortized discount on senior notes due May 2019	(6,601)	(3,278)
Senior secured revolving credit facility	—	40,000
Capital lease obligations	14,422	13,253
Carrying value of debt and capital lease obligations	607,821	523,900
Less current portion of debt and capital lease obligations	(1,537)	(16,565)
Long-term debt and capital lease obligations	$606,284	$507,335

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

In August 2015, the Company repurchased $30.0 million outstanding principal of its Senior Notes in the open market for $31.5 million, plus accrued and unpaid interest. The Company recognized a $2.5 million loss on extinguishment of debt, consisting of

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

$1.5 million for premiums paid on the repurchase and $1.0 million for the write-off of unamortized discount on debt and debt issuance costs.

During the three months ended September 30, 2015, the Company repaid $30.0 million of its senior secured revolving credit facility and drew an additional $15.0 million under its senior secured revolving credit facility, for a net decrease of $15.0 million during the the three months ended September 30, 2015. In October 2015, the Company repaid an additional $15.0 million of its senior secured revolving credit facility.

The above losses are included in loss on extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Loss. The payment of premiums is included in repayment of debt and capital lease obligations in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2015, the Company had $173.9 million aggregate principal amount of its Senior Notes outstanding and $40.0 million outstanding under its senior secured revolving credit facility, of which $15.0 million was classified within current portion of long-term debt and capital lease obligations and $25.0 million was classified within long-term debt and capital lease obligations.

Debt Covenants

The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of September 30, 2015, the Company was in compliance with these covenants.

The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of September 30, 2015, the Company was in compliance with these covenants.

The indentures governing the Senior Secured Notes and Senior Notes contain covenants regarding the Company's ability to make Restricted Payments (as defined in the indentures), including certain dividends, stock purchases, debt repayments and investments.  As of September 30, 2015, the indentures governing the Company's Senior Secured Notes and Senior Notes permitted approximately $117.3 million and $246.1 million, respectively, in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Revolving Credit Facility

General.  The Company has a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. Commitment fees and borrowing costs under this facility vary and are based on the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2015, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost is LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. The Company had $40.0 million outstanding under the Credit Agreement as of September 30, 2015 at a weighted average interest rate of 3.46%. In addition, $1.8 million of letters of credit were outstanding under the Credit Agreement’s Letter of Credit Sublimit as of September 30, 2015.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. The Company was in compliance with all covenants as of September 30, 2015.

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

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of September 30, 2015, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The Company repurchased 0.7 million shares of its common stock pursuant to its share repurchase program for $2.2 million during the nine months ended September 30, 2014. The Company did not repurchase any of its common stock during the nine months ended September 30, 2015.

Dividends

During the nine months ended September 30, 2014 and 2015, cash dividends declared were $0.15 and $0.15 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $10.9 million and $21.2 million during the nine months ended September 30, 2014 and 2015, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

9.  Stock-Based Compensation

Stock-based compensation expense was $2.9 million and $3.6 million during the three months ended September 30, 2014 and 2015, respectively, and $10.2 million and $10.9 million during the nine months ended September 30, 2014 and 2015, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Options Outstanding

The following table summarizes stock option activity as of and for the nine months ended September 30, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2014	2,475	$7.26
Granted	—	—
Exercised	(673)	6.54
Forfeited and expired	(805)	8.63
Outstanding as of September 30, 2015	997	6.64	6.2	$1,374
Vested and expected to vest as of September 30, 2015	908	6.71	6.1	$1,209
Exercisable as of September 30, 2015	404	7.68	4.3	$278

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on September 30, 2015 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2015. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $0.9 million. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. As of September 30, 2015, there was $0.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the status of the Company’s stock options as of September 30, 2015:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	8.3	$4.97	75	$4.97
6.08	to	6.08	254	7.4	6.08	—	6.08
6.90	to	7.51	298	5.8	7.46	184	7.43
7.64	to	11.82	145	0.9	9.40	145	9.40
4.97	to	11.82	997	6.2	6.64	404	7.68

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

There were no stock options granted during the nine months ended September 30, 2015. The fair value of stock options granted during the nine months ended September 30, 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2014
Dividend yield	4.02%
Expected volatility	46.77%
Risk-free interest rate	1.60%
Expected life	5 years

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 was $1.48 per share. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the nine months ended September 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2014	5,810	$4.74
Granted	4,753	4.53
Vested	(1,706)	5.04
Forfeited	(1,084)	4.78
Outstanding as of September 30, 2015	7,773	$4.54

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2014 and 2015 was $4.16 and $4.53, respectively.  As of September 30, 2015, there was $21.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2014 and 2015 was $7.7 million and $8.6 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested.

10.  Income Taxes

During the nine months ended September 30, 2015, the Company recorded an income tax provision of $2.8 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately (10.0)%. During the nine months ended September 30, 2014, the Company recorded an income tax benefit of $3.6 million, including an income tax benefit of $4.4 million for discrete items, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 6.7%.

The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the nine months ended September 30, 2015 includes tax expense for foreign and state taxes, amortization of intangible assets with indefinite useful lives and a discrete expense primarily for the recording of an uncertain tax position of $1.9 million, including applicable interest, related to certain tax positions that the Company has taken during prior years. The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2014 primarily relates to changes in the valuation allowance on net deferred tax assets and reduction of liabilities for uncertain tax positions. The income tax benefit for the nine months ended

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

September 30, 2014 includes tax expense for foreign and state taxes, amortization of intangible assets with indefinite useful lives, and a discrete benefit primarily for expirations of statutes of limitations related to uncertain tax positions of $4.4 million including related interest and penalties.

As of September 30, 2015, the Company had a valuation allowance of $346.2 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2015, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

The Company is under examination in various jurisdictions and regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. During the three months ended September 30, 2015, the Company increased its reserve for a tax position taken in a prior year.

A reconciliation of changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2015 is as follows:

Nine Months Ended
September 30, 2015
(in thousands)
Balance as of December 31, 2014	$17,205
Increase due to the addition of a new position	1,332
Balance as of September 30, 2015	$18,537

As of September 30, 2015, $0.8 million of interest and $0.1 million of penalties associated with uncertain tax positions have been accrued. Within the next 12 months, it is reasonably possible that approximately $2.1 million of the total uncertain tax positions recorded will reverse, primarily due to resolution of state tax examinations and the expiration of statutes of limitation in various jurisdictions.

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

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured revolving credit facility approximated its fair value as of September 30, 2015. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2014 and September 30, 2015:

	As of December 31, 2014		As of September 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$300,000	$301,503	$300,000	$307,875
Senior Notes, net of discount	293,399	300,300	170,647	177,247
Senior secured revolving credit facility	—	—	40,000	40,000
Total debt, excluding capital leases	$593,399	$601,803	$510,647	$525,122

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

12.  Segment Information

General

The Company reports segment information along the same lines that its Chief Operating Decision Maker reviews its operating results in assessing performance and allocating resources. The Company's Chief Operating Decision Maker is its Chief Executive Officer. The Company has historically operated two reportable segments, Business Services and Consumer Services. The Company’s Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. The Company’s Consumer Services segment provided nationwide Internet access and related value-added services to residential customers.

During the three months ended September 30, 2015, the Company implemented certain organizational, operational and reporting changes that resulted in the disaggregation of its Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. The Consumer Services segment was not impacted. The Company's new reportable segments are strategic business units that are aligned around distinct customer categories. The Company reorganized its business around these business units to optimize operations. The Company began reporting the disaggregated information to its Chief Operating Decision Maker during the three months ended September 30, 2015. As a result, the Company now operates the following four reportable segments:

•	Enterprise/Mid-Market. The Company’s Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. The Company’s Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. The Company’s Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer Services. The Company’s Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Segment Results

The following table presents segment results under the Company’s new reportable segment structure and a reconciliation to consolidated loss from continuing operations before income taxes for the three and nine months ended September 30, 2015:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Enterprise/Mid-Market
Revenues	$110,051	$338,809
Cost of revenues (excluding depreciation and amortization)	54,574	167,062
Gross margin	55,477	171,747
Small Business
Revenues	72,876	230,577
Cost of revenues (excluding depreciation and amortization)	34,059	106,577
Gross margin	38,817	124,000
Carrier/Transport
Revenues	34,190	101,606
Cost of revenues (excluding depreciation and amortization)	14,839	46,124
Gross margin	19,351	55,482
Consumer Services
Revenues	53,787	166,023
Cost of revenues (excluding depreciation and amortization)	18,919	59,138
Gross margin	34,868	106,885
Consolidated
Revenues	270,904	837,015
Cost of revenues	122,391	378,901
Gross margin	148,513	458,114
Selling, general and administrative expenses	90,775	280,382
Depreciation and amortization	46,502	141,489
Restructuring, acquisition and integration-related costs	5,486	14,836
Interest expense and other, net	11,731	39,780
Loss on extinguishment of debt	2,482	9,734
Loss from continuing operations before income taxes	$(8,463)	$(28,107)

The Company evaluates performance of its new segment structure based on segment gross margin. Segment gross margin includes revenues from external customers and related cost of revenues. Costs excluded from segment gross margin include selling, general and administrative expenses, depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and interest expense and other, net, as they are not considered in the measurement of segment performance. Management continues to evaluate the segmentation of customers within the distinct customer categories, which may result in changes to segment information in the future.

Segment information for the three and nine months ended September 30, 2014 has not been restated to reflect the Company’s new reportable segment structure. The Company began recording revenue and related cost of revenue transactions at the new segment level in 2015. Management has determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. For comparability purposes, the following table presents segment results and a reconciliation to consolidated loss from continuing operations before income taxes under the Company’s previous reportable segment structure for the three and nine months ended September 30, 2014 and 2015:

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Business Services
Revenues	$237,054	$217,117	$705,273	$670,992
Cost of revenues (excluding depreciation and amortization)	113,785	103,472	358,604	319,763
Gross margin	123,269	113,645	346,669	351,229
Direct segment operating expenses	88,078	77,708	260,523	240,494
Segment operating income	$35,191	$35,937	$86,146	$110,735
Consumer Services
Revenues	$60,691	$53,787	$187,150	$166,023
Cost of revenues (excluding depreciation and amortization)	21,910	18,919	67,155	59,138
Gross margin	38,781	34,868	119,995	106,885
Direct segment operating expenses	10,573	7,441	33,534	23,095
Segment operating income	$28,208	$27,427	$86,461	$83,790
Consolidated
Revenues	$297,745	$270,904	$892,423	$837,015
Cost of revenues	135,695	122,391	425,759	378,901
Gross margin	162,050	148,513	466,664	458,114
Direct segment operating expenses	98,651	85,149	294,057	263,589
Segment operating income	63,399	63,364	172,607	194,525
Depreciation and amortization	46,716	46,502	139,186	141,489
Impairment of long-lived assets	589	—	11,360	—
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Corporate operating expenses	7,297	5,626	22,973	16,793
Interest expense and other, net	13,970	11,731	42,008	39,780
Loss on extinguishment of debt	—	2,482	—	9,734
Loss from continuing operations before income taxes	$(6,281)	$(8,463)	$(53,913)	$(28,107)

The Company evaluated performance of its previous segment structure based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which included costs over which segment managers had direct discretionary control, such as advertising and marketing programs, customer support expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excluded other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, stock-based compensation expense, and interest expense and other, net, as they were not considered in the measurement of segment performance.

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker and therefore, total segment assets and expenditures for additions of long-lived assets have not been disclosed.

The Company has not provided information about geographic segments because substantially all of the Company’s revenues, results of operations and identifiable assets are in the United States.

EARTHLINK HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Revenues by Products and Services

Information on revenues by groups of similar services for the three and nine months ended September 30, 2014 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Business services
Retail services	$189,122	$178,207	$573,028	$554,995
Wholesale services	42,788	34,190	117,200	101,606
Other services	5,144	4,720	15,045	14,391
Total revenues	237,054	217,117	705,273	670,992
Consumer services
Access services	49,516	42,392	154,665	132,310
Value-added services	11,175	11,395	32,485	33,713
Total revenues	60,691	53,787	187,150	166,023
Total Revenues	$297,745	$270,904	$892,423	$837,015

The Company generates business services revenue by providing a broad range of data, voice and managed network services to retail and wholesale business customers. The Company's business services revenue includes revenues from its Enterprise/Mid-Market, Small Business and Carrier/Transport segments. The Company presents its business services revenue in the following three categories: (1) retail services, which includes data, voice and managed network services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to telecommunications carriers and large enterprises; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

The Company’s generates consumer services revenue by providing nationwide Internet access and related value-added services to residential customers. The Company presents its consumer services revenue in the following two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to the Company's Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and fees for equipment.

13. Commitments and Contingencies

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. As of December 31, 2014, the Company had a $2.2 million liability for a loss contingency that became probable and estimable during the year. During the nine months ended September 30, 2015, a settlement was reached and payment was made for the recorded amount.
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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on universal service fund assessments and payments and audits by local municipalities for E911 charges. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for such potential liabilities.
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $6.8 million of net favorable disputes related to its billings to other carriers during the three and nine months ended September 30, 2014 and $1.2 million and $4.3 million of net favorable disputes related to its billings to other carriers during the three and nine months ended September 30, 2015, respectively, which are included in revenues in the Condensed Consolidated Statements of Comprehensive Loss.
The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $13.4 million for unrecorded disputed amounts. The Company recognized $4.7 million and $3.3 million for favorable disputes with telecommunication vendors during the three months ended September 30, 2014 and 2015, respectively, and $9.8 million and $9.9 million during the nine months ended September 30, 2014 and 2015, respectively, which are included in cost of revenues in the Condensed Consolidated Statements of Comprehensive Loss.
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

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We provide a broad range of data, voice and managed network services to retail and wholesale business customers. We also provide nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber, 90 metro fiber rings and secure enterprise-class data centers that provide data and voice IP service coverage across more than 90 percent of the United States.

General Developments in our Business

Key developments in our business during the nine months ended September 30, 2015 are described below:

•
Generated revenues of $837.0 million, a 6% decrease compared to the nine months ended September 30, 2014, primarily driven by declines in traditional voice and data products for business and consumer services. These declines were partially offset by increased sales of our growth products, targeted price increases, successful efforts to re-term customers coming out of contract and one-time favorable revenue settlements during the period.

•
Reduced cost of revenues 11% during the nine months ended September 30, 2015, primarily related to the decline in revenues noted above as well as successful efforts to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•
Generated a net loss of $30.9 million, compared to a net loss of $50.3 million during the nine months ended September 30, 2014, primarily due to an increase in Adjusted EBITDA as described below and a decrease in impairment of long-lived assets, partially offset by loss on extinguishment of debt.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $188.6 million, an increase from $159.8 million in the prior year period, primarily due to improvements in our cost of revenues and operating expenses, offset by the decrease in revenues from traditional voice and data products. The decrease in cost of revenues and operating expenses was driven by cost savings initiatives, including reductions in workforce implemented in the fourth quarter of 2014 and in the first nine months of 2015.

•	Generated cash flows from operating activities of $126.1 million, an increase from $101.3 million during the nine months ended September 30, 2014.

•
Generated Unlevered Free Cash Flow (a Non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $128.2 million, an increase from $85.6 million in prior year period primarily due to the increase in Adjusted EBITDA noted above and reduced capital expenditures.

•	Redeemed and repurchased $126.1 million of outstanding debt for $131.3 million during the nine months ended

September 30, 2015, and drew down $40.0 million (net of payments) under our senior secured revolving credit facility.

•	Made $21.2 million of dividend payments to shareholders during the nine months ended September 30, 2015.

Change in Reportable Segments

We have historically operated two reportable segments, Business Services and Consumer Services. Our Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. Our Consumer Services segment provided nationwide Internet access and related value-added services to residential customers. During the three months ended September 30, 2015, we implemented certain organizational, operational and reporting changes that resulted in the disaggregation of our Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. Our Consumer Services segment was not impacted. Our new reportable segments are strategic business units that are aligned around distinct customer categories. We reorganized our organization around these business units to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. We began reporting the disaggregated information to our Chief Operating Decision Maker during the three months ended September 30, 2015. We now operate the following four reportable segments:

•	Enterprise/Mid-Market. Our Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.

•	Small Business. Our Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.

•	Carrier/Transport. Our Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.

•	Consumer Services. Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.

We began recording revenue and cost of revenue transactions in the new segment structure during 2015. Management has determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. As a result, our results of operations discussion focuses on the previous reporting unit structure since we are able to present comparable periods. For more information concerning our reportable segments, see Note 12 to our Condensed Consolidated Financial Statements and see "Segment Results of Operations" later in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Strategy
Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a market opportunity for managed network services due to the changing technological and business landscape, which is experiencing increased demand for data. Evolving security threats, changing regulatory standards, increased use of outsourcing and tightening budgets are also contributing to businesses' needs for managed network services. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Align our organization and operating model around four customer categories. We recently aligned our organization around four distinct customer categories, which are enterprise/mid-market, small business, carrier/transport and consumer. We believe this will further target our resources and investments into areas that will drive growth and deliver improved performance, enable our growth businesses to compete more successfully in the market and provide strategic optionality. To accomplish this, we made various organization changes, segmented customers and implemented value-optimizing strategies for each customer category.

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

•
Invest in growth business products, marketing and sales. Our growth business products for retail customers are MultiProtocol Label Switching ("MPLS"), hosted voice and managed network services (Managed IP VPN, Managed Network, Managed Security and Managed Cloud, among others), and our growth business products for carrier customers are transport services. We are focused on investing in products, marketing and sales to support these growth products.

We are also simplifying and rationalizing our suite of products to focus on products that are strategically aligned with being a managed network services provider.

•
Evaluate potential strategic transactions. We continue to evaluate our business, which could lead us to discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business. In addition, we continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted corporate acquisitions, when available at attractive economic terms, can be an effective means for growth and capability building.

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition from other providers; aligning costs with trends in our revenues; and ensuring we have adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Implementing a business and operating model around our four customer categories to optimize operations

•	Simplifying and rationalizing our product portfolio to focus our investments in growth products such as MPLS, hosted voice, managed network services and transport services

•	Targeting larger multi-location retail and service businesses which have a need for our product and services, as well as lower churn profiles

•	Focusing on customer re-term efforts, retention offers and targeted price increases

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Managing our investment in cloud and IT services and in data centers to invest in services that are most relevant to managed network services

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

•
Dispute settlements. Due to the nature of our industry, we are periodically involved in disputes related to our billings to other carriers for access to our network and network access charges that we are assessed by other companies. The disputes often take significant time to resolve, and they may be resolved or require adjustment in future periods although they relate to costs and revenues in prior periods. Our revenues and cost of revenues over the past few years have been impacted as a result of these disputes, and this trend is likely to continue.

Business Outlook

We expect continued declines in business services revenues from traditional voice and data products. In addition, we expect revenues to decline as we simplify and rationalize our product portfolio and as we limit sales to small business customers. However, we are focusing on our growth products services. As a result, we expect the mix of our Business Service revenues to change over time, from traditional products to growth products and services. We also implemented various price increases in 2015, primarily in the first quarter, which are offsetting some of the revenue decline. We expect our consumer access subscriber base and revenues to continue to decrease due to limited sales and marketing activities, competition from cable, DSL and wireless providers, declines in gross broadband subscriber additions and the continued maturation of the market for narrowband Internet access. However, we also expect the rate of churn to continue to generally decline as our customer base becomes longer tenured. We expect cost of revenues and operating expense to decline due to our cost saving initiatives and lower sales of traditional voice and data products, which will partially offset the revenue declines.

Consolidated Results of Operations

The following table sets forth statement of operations data for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Revenues	$297,745	$270,904	$892,423	$837,015
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	135,695	122,391	425,759	378,901
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	105,948	90,775	317,030	280,382
Depreciation and amortization	46,716	46,502	139,186	141,489
Impairment of long-lived assets	589	—	11,360	—
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Total operating costs and expenses	290,056	265,154	904,328	815,608
Income (loss) from operations	7,689	5,750	(11,905)	21,407
Interest expense and other, net	(13,970)	(11,731)	(42,008)	(39,780)
Loss on extinguishment of debt	—	(2,482)	—	(9,734)
Loss from continuing operations before income taxes	(6,281)	(8,463)	(53,913)	(28,107)
Income tax benefit (provision)	4,329	(2,060)	3,592	(2,821)
Loss from continuing operations	(1,952)	(10,523)	(50,321)	(30,928)
Gain from discontinued operations, net of tax	—	—	61	—
Net loss	$(1,952)	$(10,523)	$(50,260)	$(30,928)

Revenues

The following table presents revenues by groups of similar services for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Business services
Retail services	$189,122	$178,207	$(10,915)	(6)%	$573,028	$554,995	$(18,033)	(3)%
Wholesale services	42,788	34,190	(8,598)	(20)%	117,200	101,606	(15,594)	(13)%
Other	5,144	4,720	(424)	(8)%	15,045	14,391	(654)	(4)%
Total revenues	237,054	217,117	(19,937)	(8)%	705,273	670,992	(34,281)	(5)%
Consumer services
Access services	49,516	42,392	(7,124)	(14)%	154,665	132,310	(22,355)	(14)%
Value-added services	11,175	11,395	220	2%	32,485	33,713	1,228	4%
Total revenues	60,691	53,787	(6,904)	(11)%	187,150	166,023	(21,127)	(11)%
Total revenues	$297,745	$270,904	$(26,841)	(9)%	$892,423	$837,015	$(55,408)	(6)%

We generate business services revenue by providing a broad range of data, voice and managed network services to retail and wholesale business customers. Our business services revenue includes revenues from out Enterprise/Mid-Market, Small Business and Carrier/Transport segments. We present our business services revenue in the following three categories: (1) retail services, which includes data, voice and managed network services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to telecommunications carriers and large enterprises; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

We generate consumer services revenue by providing nationwide Internet access and related value-added services to residential customers. We present our consumer services revenue in two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services.

Business Services

The following table presents the primary reasons for the change in business services revenues for the three and nine months ended September 30, 2015 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to growth products (a)	$3.3	$14.6
Due to net favorable settlements and reserve adjustments (b)	(5.6)	(2.5)
Due to decline in traditional voice and data products (c)	(17.6)	(46.4)
Total change in business services revenues	$(19.9)	$(34.3)
______________

(a)
Increase due to sales of growth products, including MPLS, hosted voice, IT services and transport revenues due to an increased emphasis on selling these products and services. Revenues for growth products also increased due to price increases implemented during the nine months ended September 30, 2015.

(b)
Increase due to change in favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized. We recognized $6.8 million of net favorable disputes related to our billings to other carriers during the three and nine months ended September 30, 2014 and $1.2 million and $4.3 million of net favorable disputes related to our billings to other carriers during the three and nine months ended September 30, 2015, respectively.

(c)
Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services, usage and web hosting. Revenues for these voice and data products have been decreasing due to a deemphasis on certain traditional products, an increase in customer churn, competition and continued rate reductions as a result of FCC rules regarding intercarrier compensation. Partially offsetting the decline in revenues for our traditional voice and data products were price increases implemented during the nine months ended September 30, 2015.

Consumer Services

Consumer services revenues decreased during the three and nine months ended September 30, 2015 compared to the prior year periods primarily due to the following:

•
Decreases in average consumer access subscribers, which were 0.9 million during the three and nine months ended September 30, 2014 and 0.8 million during the three and nine months ended September 30, 2015. The decreases resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates improved from 2.2% during the three and nine months ended September 30, 2014 to 1.7% and 1.9% during the three and nine months ended September 30, 2015, respectively, which moderated the decline in average consumer subscribers.

•
Partially offsetting the decrease during the nine month period was an increase in our average revenue per subscriber, which was $22.73 during the nine months ended September 30, 2014 and $23.42 during the the nine months ended September 30, 2015. The increase was due to targeted price increases and a change in mix of subscribers. In addition, we began billing certain broadband subscribers for modem equipment rental in April 2014 which also contributed to the increase in average revenue per subscriber from the nine month period.

Cost of revenues

The following table presents cost of revenues for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Business services	$113,785	$103,472	$(10,313)	(9)%	$358,604	$319,763	$(38,841)	(11)%
Consumer services	21,910	18,919	(2,991)	(14)%	67,155	59,138	(8,017)	(12)%
Total cost of revenues	$135,695	$122,391	$(13,304)	(10)%	$425,759	$378,901	$(46,858)	(11)%

Cost of revenues for our business services primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the cost of equipment sold to customers.

Cost of revenues for our consumer services primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; fees paid to content providers for information provided on our online properties; and the cost of equipment sold to customers for use with our services.

Business Services

The following table presents the primary reasons for the change in business services cost of revenues for the three and nine months ended September 30, 2015 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to cost saving initiatives and declines in traditional products (a)	$(11.7)	$(39.5)
Due to change in favorable dispute settlements (b)	1.4	(0.1)
Due to favorable adjustment in the prior year (c)	—	0.8
Total change in business services cost of revenues	$(10.3)	$(38.8)
______________

(a)
Decrease due to a concentrated effort to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)
Decrease due to change in estimates for favorable dispute and other settlements as $4.7 million and $3.3 million of favorable settlements were recognized during the three months ended September 30, 2014 and 2015, respectively, compared to $9.8 million and $9.9 million during the nine months ended September 30, 2014 and 2015, respectively.

(c)	Increase due to an $0.8 million favorable adjustment related to Universal Service Fund payments recorded during the nine months ended September 30, 2014.

Consumer Services

Consumer services cost of revenues decreased during the three and nine months ended September 30, 2015 compared to the prior year periods primarily due to the following:

•	The decrease in average consumer services subscribers noted above under Consumer Services Revenues.

•
Partially offset by an increase in our average cost per subscriber. This was due to a shift in the mix to customers with higher costs associated with delivering services and higher unit costs as our agreements with certain service providers generally have volume based tiered pricing which is leading to higher unit costs as we see a decline in subscribers over time. Also contributing to the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was costs associated with modem equipment rental which we began billing to certain broadband customers beginning in April 2014.

Selling, general and administrative

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollar	Percent	2014	2015	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$105,948	$90,775	$(15,173)	(14)%	$317,030	$280,382	$(36,648)	(12)%

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

The following table presents the primary reasons for the change in selling, general and administrative expenses for the three and nine months ended September 30, 2015 compared to the prior year periods:

	Three Months Ended	Nine Months Ended
	2015 vs 2014	2015 vs 2014
	(in millions)
Due to decrease in people costs (a)	$(11.1)	$(24.2)
Due to decrease in advertising and marketing (b)	(0.2)	(2.2)
Due to decrease in loss contingencies (c)	(2.2)	(2.2)
Due to decrease in bad debt expense (d)	(0.5)	(1.7)
Due to decrease in rent and occupancy costs (e)	(1.2)	(2.8)
Due to decrease in other selling, general and administrative costs (f)	—	(3.5)
Total change in selling, general and administrative expenses	$(15.2)	$(36.6)
______________

(a)
Decrease in people costs as employee headcount decreased from 2,843 full-time equivalents as of September 30, 2014 to 2,144 full-time equivalents as of September 30, 2015. The decrease was primarily due to reductions in workforce over the past year driven by changes in our business strategy.

(b)	Decrease in advertising and marketing spend related to changes in our business strategy.

(c)	Decrease in loss contingencies due to $2.2 million of reserves recorded during the three and nine months ended September 30, 2014.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past year in connection with changes to our business strategy and from moving our corporate headquarters location in September 2014.

(f)
Decrease in other selling, general and administrative costs such as commissions, outsourced labor, professional fees, payment processing, travel and insurance due to increased focus on optimizing our cost structure.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$31,216	$29,905	$(1,311)	(4)%	$91,758	$91,616	$(142)	—%
Amortization expense	15,500	16,597	1,097	7%	47,428	49,873	2,445	5%
Total	$46,716	$46,502	$(214)	—%	$139,186	$141,489	$2,303	2%

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The decreases in depreciation expense during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to a decrease in capital expenditures, offset by accelerated depreciation on retirements of property and equipment during the three and nine months ended September 30, 2015 and the shortening of useful lives for certain assets. The increases in amortization expense during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to the shortening of useful lives for certain customer base intangible assets, which increased amortization expense by $1.4 million and $4.2 million during the three and nine months ended September 30, 2015, respectively, partially offset by definite-lived intangible assets becoming fully amortized over the year.

Impairment of long-lived assets

During the three and nine months ended September 30, 2014, we recorded $0.6 million and $11.4 million, respectively, for impairment of long-lived assets, primarily related to impairment of work in progress for information technology projects not expected to be used. The impairments were classified within impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014.

Restructuring, acquisition and integration-related costs

The following table presents our restructuring, acquisition and integration-related costs for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Integration-related costs	$1,270	$1,526	$256	20%	$7,985	$4,501	$(3,484)	(44)%
Severance, retention and other employee costs	39	2,986	2,947	*	2,005	6,935	4,930	246%
Facility-related costs	(203)	974	1,177	580%	999	3,400	2,401	240%
Transaction-related costs	2	—	(2)	(100)%	4	—	(4)	(100)%
Restructuring, acquisition and integration-related costs	$1,108	$5,486	$4,378	395%	$10,993	$14,836	$3,843	35%
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

The increases in restructuring, acquisition and integration-related costs during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to restructuring costs incurred in connection with changes in our business strategy. We recorded $10.3 million of restructuring costs during the nine months ended September 30, 2015, consisting of $6.9 million of severance and other employee costs due to reductions in workforce and $3.4 million of facilities-related costs due to the closing of certain sales offices. Such costs were included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss during the nine months ended September 30, 2015. Partially offsetting the increase during the nine months ended September 30, 2015 compared to the prior year period was the completion of integration projects over the past year.

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Interest expense	$13,957	$11,697	$(2,260)	(16)%	$42,150	$38,796	$(3,354)	(8)%
Other, net	13	34	21	162%	(142)	984	1,126	793%
Total	$13,970	$11,731	(2,239)	(16)%	$42,008	$39,780	$(2,228)	(5)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs and debt discounts and other miscellaneous income and expense items.

The decreases in interest expense during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to interest expense savings as a result of lower outstanding debt. In March 2015, we repurchased $21.1 million outstanding principal of our 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market. In April 2015, we repurchased an additional $5.0 million outstanding principal of our Senior Notes in the open market. In June 2015, we redeemed $70.0 million aggregate principal amount of our Senior Notes pursuant to terms under the indenture. In August 2015, we repurchased $30.0 million aggregate principal amount of our Senior Notes in the open market. We drew under our senior secured revolving credit facility to help fund the redemption in June 2015, of which $40.0 million was outstanding as of September 30, 2015. As a result of these transactions, we reduced our gross outstanding debt by $86.1 million and reduced the interest we will pay going forward on $40.0 million of our outstanding debt. For more information about these transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

Loss on extinguishment of debt

During the three and nine months ended September 30, 2015, we recorded $2.5 million and $9.7 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. For more information about these transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

Income tax provision

The income tax provision of $2.8 million for the nine months ended September 30, 2015 represents an effective rate of (10.0)%. The difference between the effective tax rate and the federal statutory rate during the nine months ended September 30, 2015 primarily relates to changes in the valuation allowance on net deferred tax assets. The income tax provision for the nine months ended September 30, 2015 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives and a discrete expense primarily for the recording of an uncertain tax position of $1.9 million, including applicable interest, related to certain tax positions that the Company has taken during prior years. The income tax provision of $3.6 million for the nine months ended September 30, 2014 represents an effective rate of 6.7%. The difference between the effective tax rate and the federal statutory rate primarily relates to changes in the valuation allowance on net deferred tax assets and reduction of liabilities for uncertain tax positions. The tax provision for the nine months ended September 30, 2014 includes tax expense for foreign and state taxes, amortization of intangibles with indefinite useful lives, and a discrete benefit primarily for expirations of statutes related to uncertain tax positions of $4.4 million including related interest and penalties.

As of September 30, 2015, we had deferred tax assets of approximately $342.5 million, of which $280.1 million relates to federal and state net operating loss carryforwards. EarthLink maintains a valuation allowance of $346.2 million against our net deferred tax assets, exclusive of our deferred tax liabilities with indefinite useful lives. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of September 30, 2015, we do not believe it is more likely than not that the remaining net deferred tax assets will be realized. Should our assessment change in a future period we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

Segment Results of Operations

We began recording revenue and cost of revenue transactions in the new segment structure during 2015. Management has determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. The following discussion contains current period segment operating results under the new segment reporting structure and for comparability purposes, contains current period and prior year period segment operating results under the previous segment reporting structure.

We evaluate performance of our new segment structure based on segment gross margin. Segment gross margin includes revenues from external customers and related cost of revenues. Costs excluded from segment gross margin include selling, general and administrative expenses, depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs, and stock-based compensation expense, as they are not considered in the measurement of segment performance. Management continues to evaluate the segmentation of customers within the distinct customer categories, which may result in changes to segment information in the future.

We evaluated the performance of our previous segment structure based on segment operating income. Segment operating income includes revenues from external customers, related cost of revenues and operating expenses directly attributable to the segment, which include expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, operations expenses, product development expenses, certain technology and facilities expenses, billing operations and provisions for doubtful accounts. Segment operating income excludes other income and expense items and certain expenses over which segment managers do not have discretionary control. Costs excluded from segment operating income include various corporate expenses (consisting of certain costs such as corporate management, human resources, finance and legal), depreciation and amortization, impairment of goodwill and intangible assets, restructuring, acquisition and integration-related costs and stock-based compensation expense, as they are not considered in the measurement of segment performance.

New Segment Results

The following table presents segment results for our new reportable segment structure for the three and nine months ended September 30, 2015:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Enterprise/Mid-Market
Revenues	$110,051	$338,809
Cost of revenues (excluding depreciation and amortization)	54,574	167,062
Gross margin	55,477	171,747
Small Business
Revenues	72,876	230,577
Cost of revenues (excluding depreciation and amortization)	34,059	106,577
Gross margin	38,817	124,000
Carrier/Transport
Revenues	34,190	101,606
Cost of revenues (excluding depreciation and amortization)	14,839	46,124
Gross margin	19,351	55,482
Consumer Services
Revenues	53,787	166,023
Cost of revenues (excluding depreciation and amortization)	18,919	59,138
Gross margin	34,868	106,885
Consolidated
Revenues	270,904	837,015
Cost of revenues (excluding depreciation and amortization)	122,391	378,901
Gross margin	$148,513	$458,114

Previous Segment Results

Business Services Segment

The following table sets forth operating results for our legacy Business Services segment for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$237,054	$217,117	$(19,937)	(8)%	$705,273	$670,992	$(34,281)	(5)%
Segment operating income	35,191	35,937	746	2%	86,146	110,735	24,589	29%

The increases in Business Services operating income during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to efforts to manage cost of revenues and operating expenses, including benefits from a reductions in workforce implemented in the fourth quarter of 2014 and in the first nine months of 2015, and efforts to protect our revenue base, such as targeted price increases and re-terms. Partially offsetting this was declines in revenues for our traditional voice and data products.

Consumer Services Segment

Consumer Services Operating Metrics

The following table sets forth subscriber and operating data for our Consumer Services segment for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Consumer Subscriber Activity
Subscribers at beginning of period	893,000	777,000	976,000	821,000
Gross organic subscriber additions	18,000	15,000	59,000	45,000
Adjustment (a)	—	—	—	19,000
Churn	(57,000)	(40,000)	(181,000)	(133,000)
Subscribers at end of period (b)	854,000	752,000	854,000	752,000

Consumer Metrics
Average narrowband subscribers (c)	501,000	466,000	518,000	470,000
Average broadband subscribers (c)	372,000	298,000	397,000	314,000
Average consumer subscribers (c)	873,000	764,000	915,000	784,000

ARPU (d)	$23.18	$23.48	$22.73	$23.42
Churn rate (e)	2.2%	1.7%	2.2%	1.9%
 _________

(a) During the nine months ended September 30, 2015, we began reporting approximately 19,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

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

(d) ARPU represents the average monthly revenue per user (subscriber). ARPU is computed by dividing revenue for the period by the average number of subscribers for the period. Revenue used to calculate ARPU includes recurring service revenue as well as nonrecurring revenues associated with equipment and other one-time charges associated with initiating or discontinuing services. Average monthly revenue for the nine months ended September 30, 2015 excludes a $0.6 million favorable settlement recorded during the period.

(e) Churn rate is used to measure the rate at which subscribers discontinue service on a voluntary or involuntary basis.  Churn rate is computed by dividing the average monthly number of subscribers that discontinued service during the period by the average subscribers for the period.

Consumer Services Operating Results

The following table sets forth operating results for our Consumer Services segment for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2015	Dollars	Percent	2014	2015	Dollars	Percent
	(dollars in thousands)
Segment revenues	$60,691	$53,787	$(6,904)	(11)%	$187,150	$166,023	$(21,127)	(11)%
Segment operating income	28,208	27,427	(781)	(3)%	86,461	83,790	(2,671)	(3)%

The decreases in Consumer Services operating income during the three and nine months ended September 30, 2015 compared to the prior year periods were primarily due to limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. The decrease was partially offset by declines in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended
	September 30,		Change
	2014	2015	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$101,338	$126,089	$24,751	24%
Net cash used in investing activities	(74,153)	(60,413)	(13,740)	(19)%
Net cash used in financing activities	(14,209)	(112,186)	97,977	690%
Net increase (decrease) in cash and cash equivalents	$12,976	$(46,510)	$108,988	(458)%

Operating activities

The increase in cash provided by operating activities during the nine months ended September 30, 2015 compared to the prior year period was primarily due to lower operating costs and expenses and lower interest payments during the nine months ended September 30, 2015 compared to the prior year period, offset by an increase in our annual bonus payment which is paid annually in February and an increase in restructuring payments.

Investing activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2015 compared to the prior year period was due to a $13.8 million decrease in capital expenditures. The decrease was primarily driven by an increased focus on managing our cash flows by improving our processes and being more efficient, a decrease in customer additions and timing of certain projects. Capital expenditures for the nine months ended September 30, 2014 and 2015 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The increase in net cash used in financing activities during the nine months ended September 30, 2015 compared to the prior year period was primarily due to the following:

•
$131.3 million used for the redemption and repurchase of $126.1 million outstanding principal of our Senior Notes during the nine months ended September 30, 2015. For more information about these transactions, refer to Note 7 to our Condensed Consolidated Financial Statements.

•
a $10.3 million increase in dividends paid due to the timing of the funding of our quarterly dividend payment. During the nine months ended September 30, 2014 and 2015, we declared cash dividends of $0.15 per share; however, we funded two quarterly payments during the nine months ended September 30, 2014 compared to four quarterly payments during the nine months ended September 30, 2015.

•	partially offset by $40.0 million drawn down under our senior secured revolving credit facility, net of repayments.

•	partially offset by a $2.2 million decrease in repurchases of common stock and $1.7 million of proceeds received for stock option exercises during the nine months ended September 30, 2015.

Future Uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $173.9 million aggregate principal amount of our Senior Notes due in May 2019, $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020 and current and future borrowings under our $135.0 million revolving credit facility. During the nine months ended September 30, 2015, we redeemed and repurchased $126.1 million outstanding principal of our Senior Notes for $131.3 million. We may repurchase or redeem additional debt.

•
Capital expenditures. We expect to incur capital expenditures of approximately $80.0 million to $90.0 million during 2015. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

•
Investments in our growth products and services. We expect to invest cash in sales and marketing efforts and other resources required to support our strategy related to our growth products and services.

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

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2014 and 2015, we generated $101.3 million and $126.1 million in cash from operations, respectively. As of September 30, 2015, we had $87.6 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of September 30, 2015, $40.0 million was outstanding under our senior secured revolving credit facility. In October 2015, we repaid $15.0 million of our senior secured revolving credit facility.

Our available cash and cash equivalents, together with our results of operations, are expected to be sufficient to meet our operating expenses, debt service payments, capital requirements and other obligations for at least the next 12 months. However, to increase available liquidity or to fund acquisitions or other strategic activities, we may seek additional financing. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, other than the borrowings available under our credit facility. We cannot be sure that we can obtain additional financing on favorable terms, if at all, through the issuance of equity securities or the incurrence of additional debt. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to repurchase common stock or debt, declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from refinancing existing indebtedness and making acquisitions, capital expenditures and/or investments, which could materially and adversely affect our business.

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of September 30, 2015. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of September 30, 2015, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(1,952)	$(10,523)	$(50,260)	$(30,928)
Interest expense and other, net	13,970	11,731	42,008	39,780
Income tax (benefit) provision	(4,329)	2,060	(3,592)	2,821
Depreciation and amortization	46,716	46,502	139,186	141,489
Impairment of long-lived assets	589	—	11,360	—
Stock-based compensation expense	2,930	3,635	10,208	10,864
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Loss on extinguishment of debt	—	2,482	—	9,734
Gain from discontinued operations, net of tax	—	—	(61)	—
Adjusted EBITDA	$59,032	$61,373	$159,842	$188,596

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(1,952)	$(10,523)	$(50,260)	$(30,928)
Interest expense and other, net	13,970	11,731	42,008	39,780
Income tax (benefit) provision	(4,329)	2,060	(3,592)	2,821
Depreciation and amortization	46,716	46,502	139,186	141,489
Impairment of long-lived assets	589	—	11,360	—
Stock-based compensation expense	2,930	3,635	10,208	10,864
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Loss on extinguishment of debt	—	2,482	—	9,734
Gain from discontinued operations, net of tax	—	—	(61)	—
Purchases of property and equipment	(24,890)	(22,011)	(74,239)	(60,413)
Unlevered Free Cash Flow	$34,142	$39,362	$85,603	$128,183

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Net cash provided by operating activities	$62,063	$73,962	$101,338	$126,089
Income tax (benefit) provision	(4,329)	2,060	(3,592)	2,821
Non-cash income taxes	4,391	(151)	3,939	(532)
Interest expense and other, net	13,970	11,731	42,008	39,780
Amortization of debt discount and debt issuance costs	(1,029)	(849)	(3,067)	(2,872)
Restructuring, acquisition and integration-related costs	1,108	5,486	10,993	14,836
Changes in operating assets and liabilities	(16,918)	(30,951)	8,251	9,045
Purchases of property and equipment	(24,890)	(22,011)	(74,239)	(60,413)
Other, net	(224)	85	(28)	(571)
Unlevered Free Cash Flow	$34,142	$39,362	$85,603	$128,183

Net cash used in investing activities	$(25,390)	$(22,011)	$(74,153)	$(60,413)
Net cash used in financing activities	$(5,513)	$(51,690)	$(14,209)	$(112,186)

Cautionary Note Concerning Factors That May Affect Future Results

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include: (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to grow revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that failure to achieve operating efficiencies would adversely affect our results of operations and cash flows; (4) that we may have to undertake further restructuring plans that would require additional charges; (5) that is we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations(7) that we may be unable to successfully make or integrate acquisitions, which could adversely affect our results of operations; (8) that we face significant competition in the communications and managed network services industry that could reduce our profitability; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (13) that we may experience reductions in switched access and reciprocal compensation revenue; (14) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (15) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (16) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (17) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (18) our consumer business is dependent on the availability of third-party network service providers; (19) that we face significant competition in the Internet access industry that could reduce our profitability; (20) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (21) that potential regulation of Internet service providers could adversely affect our operations; (22) that cyber security breaches could harm our business; (23) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (24) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (25) that our business depends on effective business support systems and processes; (26) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (27) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (28) that we may not be able to protect our intellectual property; (29) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (30) that unfavorable general economic conditions could harm our business; (31) that government regulations could adversely affect our business or force us to change our business practices; (32) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (33) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (34) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (35) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (36) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (37) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (38) that we may reduce, or cease payment of, quarterly cash dividends; (39) that our stock price may be volatile; (40) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (41) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2015, we drew funds under our senior secured revolving credit facility and $40.0 million was outstanding as of September 30, 2015. We are exposed to interest rate risk as our senior secured revolving credit facility bears interest at a variable rate. We currently do not engage in any interest rate hedging activity; however, we will continue to monitor the interest rate environment. A hypothetical increase of 100 basis points in the interest rate relative to this debt would not have a material effect on our results of operations or financial condition. For more information about our senior secured revolving credit facility, refer to Note 7 to our Condensed Consolidated Financial Statements. There have been no other material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EARTHLINK HOLDINGS CORP.

Date:	November 3, 2015	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	November 3, 2015	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	November 3, 2015	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)