Form 10-K
period 2015-12-31
EarthLink Holdings Corp.
filed 2016-02-19
CIK 1102541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2015 was $769.7 million. As of January 29, 2016, 103,907,578 shares of common stock, $0.01 par value per share, were outstanding.
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission and to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 2016 are incorporated by reference in Part III of this Form 10-K.

EARTHLINK HOLDINGS CORP.
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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
PART I

Item 1.    Business.

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We provide a broad range of data, voice and managed network services to retail and wholesale business customers. We also provide nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber and 90 metro fiber rings that provide data and voice IP service coverage across more than 90 percent of the United States.

Our corporate offices are located at 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number at that location is (404) 815-0770. Our website address is www.earthlink.net.

History

We were incorporated in 2013 as a Delaware corporation through the creation of a holding company structure. We began operations in 1994 as a provider of nationwide Internet access and related value-added services to residential customers. In 1996, we first expanded into the small to mid-sized business market by introducing business-class Internet access and web hosting services to businesses nationwide. In 2006, we expanded into the enterprise business market by acquiring a provider of managed IP-based network solutions to businesses nationwide. As the market for consumer Internet access began to mature, we began to manage this business for cash and seek growth opportunities. During 2010 through 2013, we acquired eight companies which transformed our business from being primarily an Internet services provider to residential customers into a network, communications and IT services provider for business customers. During that time we were focused on integrating our acquired businesses and managing a broad portfolio of products and services. During 2014 and 2015, we established a more focused strategy for our company and stabilized and simplified our business in order to position our company for growth and transform into a leading managed network, security and cloud services provider. In February 2016, we sold certain assets associated with our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business.

Business Strategy

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a significant market opportunity for managed network, security and cloud services due to the changing technological and business landscape, which is experiencing increased demand for data, evolving security threats, a shift towards more software based solutions, increased use of outsourcing and tightening budgets. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Operate each of our business units with focused, value-optimizing strategies. During 2015, we aligned our organization around four distinct business units, which are Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. We believe this concentrates our resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are focused on operating each business unit with value-optimizing strategies, which are managing the decline in our Small

Business and Consumer Services business units and investing the cash flow to grow our Enterprise/Mid-Market and Carrier/Transport business units.

•
Optimize our cost structure and cash flows. We are focused on optimizing our cost structure and maximizing our cash flows. This includes managing our cost of revenues and operating expenses, streamlining our internal processes and aligning our workforce to current revenue trends. It also includes the repayment and/or refinancing of debt in order to reduce our interest expense. We plan to use the cash flow generated from our improvement efforts to continue to optimize our balance sheet and invest in growth.

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice, hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support these growth products.

•
Evaluate potential strategic transactions. We continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted acquisitions, when available at the right economics, can be an effective means for growth and targeted capability building. In addition, we continue to evaluate our business, which could lead us to further discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business.

Change in Reportable Segments

We have historically operated two reportable segments, Business Services and Consumer Services. Our Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. Our Consumer Services segment provided nationwide Internet access and related value-added services to residential customers. During 2015, we implemented certain organizational, operational and reporting changes that resulted in the disaggregation of our Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. Our Consumer Services segment was not impacted. Our new reportable segments are strategic business units aligned around distinct customer categories. We reorganized our organization around these business units to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. For more information concerning our reportable segments, see Note 16 to our Consolidated Financial Statements.

Below is a summary of our reportable segments and the revenues generated in 2015 for each (in thousands):

Segment	Description	2015 Revenues	Percent
Enterprise/Mid-Market	Our Enterprise/Mid-Market segment provides a broad range of data, voice and managed network services to distributed multi-site business customers.	$444,968	41%

Small Business	Our Small Business segment provides a broad range of data, voice and managed network services to small, often single-site business customers.	$297,039	27%

Carrier/Transport	Our Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises.	$135,905	12%

Consumer Services	Our Consumer Services segment provides nationwide Internet access and related value-added services to residential customers.	$219,340	20%

Products and Services

Enterprise/Mid-Market

Network Services. We offer a broad range of managed network services to business customers, including MPLS, which provides customers a private and secure nationwide IP-based network to transfer voice, video and data between locations; IPsec VPN (Internet Protocol Security for Virtual Private Networks), which is a PCI-certified, managed WAN solution that uses the public

Internet, along with data encryption and professional expertise, to securely connect customers' locations across networks; and Secure Wi-Fi and Analytics, which provides customers private and public wireless networks at their locations and gathers business intelligence on customer activity. Direct Connect to major credit card companies, Application Performance Optimization (Application Visibility and Control and Dynamic WAN Selection) and Cloud Express ensure application performance and enable customers to create a Hybrid WAN environment and lay the foundation for an SD-WAN (Software Defined WAN) solution.

Voice Services. We offer a broad range of voice services to business customers, including Hosted Voice and Hosted Contact Center, which provides customers a managed network solution which enables them to improve their end customers experience and eliminates their cost of purchasing and maintaining an on-premises phone system; SIP Trunking, which provides an IP-based solution for customers that own and operate switching equipment on their own premises; integrated voice and data solutions using IP-based connectivity over TI, cable or Ethernet; and local, long-distance and related features over traditional copper lines.

Security Services. We offer a broad range of managed security services and solutions that can mitigate risks and support the security and compliance requirements of our customers. Our services include Threat Management and Defense, Security Diagnostics, Managed Firewalls, PCI Compliance Solutions and Secure Remote Access.

Cloud Services. We offer a broad range of managed cloud services and solutions to help our business customers build the optimum cloud infrastructure for their specific requirements. Our services include Managed Cloud and Managed Infrastructure.

Professional Services. We offer professional services to help customers design a right-sized WAN and implement the most cost effective, secure solutions for their business. Our services include evaluating WAN, security and compliance needs; cloud migration; cloud vendor selection; and configuration of on-premises equipment and systems. We also offer custom site surveys and quick location turn-up services.

Small Business

Internet Services. We offer a broad range of Internet services to small business customers tailored for the size and particular demands of their business. We offer a full range of access types at speeds up to 1 gigabyte, e-mail account management and anti-virus protection.

Voice Services. We offer a broad range of voice services to small business customers, including local, long-distance and toll free over traditional copper lines and hosted voice services.

Data Services. We offer data networking services to our small business customers designed to guarantee performance and security for businesses with multiple locations. Services include MPLS and IPsec VPN.

Carrier/Transport

Wholesale Services. We provide a broad suite of facilities-based voice and data services to other communications carriers, to larger-scale providers of network capacity and to other businesses. We offer wholesale local access services that include local loop access, integrated T1, Ethernet and MPLS service with a full range of access solutions including T1, Ethernet, cable and DSL. Our customer include cloud service providers, inter-exchange carriers, wireless carriers, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), ISPs, VoIP providers, resellers, content and social media providers and cable companies.

Transport Services. We offer network transport services to communication service providers, carriers and content and media and application providers. Services include Lit Wave Transport, Private Line, Dark Fiber and Managed Transport that allow our customers to transport the traffic of their end-user or wholesale customers across our unique local and intercity backbone network including bandwidth speeds ranging from 1.5Mbps to 8Tbps.

Consumer Services

Internet Access Services. We offer dial-up and high-speed Internet access with a variety of content and features. We provide high-speed access services over cable and DSL at various speeds. Availability for these services depends on the service provider.

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

Sales and Distribution

Business Markets

We market our products and services to a variety of buyers, ranging from small, medium and large businesses, public sector organizations, global carriers and Fortune 100 companies. Our go-to-market strategy is focused on effectively serving the connectivity needs and challenges of each of these markets, aligning to the highest growth segments, and doing so in the most cost-effective manner. We tie together all of our go-to-market efforts through consistent brand messaging.

In 2015, we launched new products and services aimed at our highest growth market, which is medium-to-large size businesses with needs to connect stores, branches and remote users/locations. Our sales and marketing efforts are focused on engaging with our target decision makers, both online and in-person, with insights on the issues they face. Recognizing the longer sales cycles and the need for relationship building through local presence, we go to market through a mix of inside and regional direct sales channels, a national sales channel and independent and third-party partners and agents. We also invest in demand generation through a mix of proprietary and industry conferences and trade shows, search engine marketing and optimization, and account based marketing and communication. Sales enablement investments are aimed at onboarding and training our channel partners and at simplifying and automating core sales processes.

Our marketing efforts for small business customers are focused on retaining customers approaching contract expiration with attractive renewal offers. Our sales and marketing growth efforts are centered on customers most likely to benefit from our voice, data and value-added products and services as they grow. To develop the right bundle of services for our small business customers, we partner with third-party resellers and solution providers.

Our marketing efforts for carrier/transport customers are focused on building relationships with network industry planners and buyers through conferences and events.

Consumer Markets

We engage in limited sales and marketing for our consumer services. Our marketing efforts are focused on retaining customers and adding customers through alliances and partnerships. We offer our products and services primarily through direct customer contact through our call centers, search engine marketing, affinity marketing partners, resellers and marketing alliances.

Competition

Business Markets

The market for our business customers is highly competitive, and we expect this competition to continue to intensify. Our business markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.

We believe the primary competitive factors in our business markets include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to adapt more swiftly to new or emerging technologies and changes in customer requirements, to provide more attractive product offerings, to develop and expand their communications and network infrastructures more quickly, to charge lower prices for their products and services, and to devote greater resources to the marketing and sale of their products and services.

Enterprise/Mid-Market. Our Enterprise/Mid-Market segment provides managed network, security and cloud services to distributed multi-site business customers as well as traditional voice and data services. The market for managed network, security and cloud services is expanding rapidly and the number of companies providing these services has increased in recent years. Our primary competitors are ILECs, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Global Capacity, Level 3 Communications Inc., Windstream Holdings, Inc. and XO Communications; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable, which have recently begun to compete and penetrate the market for larger business customers; wireless service providers; and asset-light network companies.

We also compete with various other service providers for our managed network, security and cloud services, including managed hosting and cloud providers, managed security companies, technology companies, hardware manufacturers and systems integrators. To compete effectively in our Enterprise/Mid-Market segment, we are focused on selling our growth products and services, investing in new products and service capabilities to create value for our customers and improving the customer experience.

Small Business. Our Small Business segment primarily provides traditional voice and data services to small, often single site business customers. Our primary competitors are ILECs, CLECs, cable service providers and wireless and satellite service providers. Technological and regulatory changes have led to the development of new products and services that have reduced demand or compete with our traditional voice and data products. Our Small Business segment experiences intense competition from cable companies and significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. To compete effectively in our Small Business segment, we are focused on customer retention, contract renewals, upselling products and services and offering new services to extend customer relationships.

Carrier/Transport. Our Carrier/Transport segment provides transmission capacity and other data, voice and managed network services to telecommunications carriers and large enterprises. Our primary competitors in our Carrier/Transport segment are other facilities-based communications companies, such as AT&T, CenturyLink, Verizon, XO and Zayo. To compete effectively in our Carrier/Transport segment, we are focused on leveraging our unique fiber assets to provide transport services.

Consumer Markets

The Internet access industry is highly competitive, and we expect competition to continue to intensify. Our primary competitors are national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking companies, and various other companies that facilitate Internet advertising. The wireless business has expanded significantly and has caused many subscribers with traditional Internet access services to terminate those services and to rely exclusively on wireless services, and devices such as smartphones, tablets and wireless data cards and mobile wireless routers that connect to such devices, also compete with our Internet access services.

We believe the primary competitive factors in the Internet access industry are price, speed, features and quality of service. While we believe our Internet access services compete favorably based on some of these factors when compared to some Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to other of our competitors. Many of our competitors have substantially greater market presence and greater financial, technical, marketing and other resources than we have. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including voice, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. In addition, our only significant access to offer broadband services over cable is through our agreement with Time Warner Cable.

Network Infrastructure

Business Markets

We provide secure, efficient and reliable communications services primarily through an expansive fiber optic network, an advanced nationwide MPLS network and switch and colocation facilities. Throughout the network, advanced monitoring and management tools are in place to ensure performance and quality, bringing value and an enhanced experience to our customers.

Fiber Optic Network - Our advanced fiber optic network consists of more than 29,000 route miles covering 30 states plus the District of Columbia and provides for high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The network infrastructure is built on our Dense Wave Division Multiplexing, or DWDM, platform. With this network we can offer multi-rate transport service up to 100 gigabyte across our fiber footprint, offering customers the advantage of unique network routes for enhanced redundancy and network diversity.

Nationwide MPLS Network - Our nationwide IP network based on MPLS technologies is a redundant, highly-scalable and high-performance packet transport system, with a broad array of IP infrastructure positioned in strategic locations across the United States. We have interconnection agreements with major local exchange carriers, as well as commercial services agreements with national communications companies, CLECs, and cable and wireless service providers to provide last mile access technologies to EarthLink for our customers and connectivity onto our network.

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

Data Centers - As of December 31, 2015, we operated seven data centers across the United States that were connected to our nationwide IP network. In February 2016, we sold certain assets related to our IT services product offerings. This included five of our leased data centers. We continue to operate our data centers in Atlanta, Georgia and Miami, Florida.

Consumer Markets

We provide consumer services primarily through third-party network service providers. Our principal provider for narrowband services is GlobalPOPs. We also have agreements with various other providers, including certain regional and local dial-up providers. We provide residential broadband services via DSL and cable service agreements. We provide cable broadband services through agreements with Time Warner Cable that allow us to provide broadband services over their cable network in substantially all their markets, with Bright House Networks that allow us to provide broadband services over their cable network in certain of their markets and with Comcast that allow us to provide broadband services over their cable network in certain Comcast markets. We provide DSL broadband services through agreements with AT&T, Fairpoint, Frontier, Global Capacity and Verizon.

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

Internet Protocol-Enabled Services. We resell broadband Internet access offered by cable companies and wireline LECs pursuant to wholesale agreements with those providers. In an order released in March 2015, the FCC classified retail broadband Internet access services as telecommunications services subject to regulation under Title II of the Communications Act. That ruling is subject to a pending appeal. The classification of retail broadband Internet access services as telecommunications services means that providers of these services are subject to the general requirement that their charges, practices and classifications for telecommunications services be “just and reasonable,” and that they refrain from engaging in any “unjust or unreasonable discrimination” with respect to their charges, practices or classifications. The FCC has not determined what, if any, regulations will apply to wholesale broadband Internet access services. We cannot predict the extent to which the FCC will address this issue in the future and, if it does, whether it will adopt requirements that are favorable or unfavorable to us. In the absence of favorable regulation applicable to wholesale broadband Internet access services, we may not be able to obtain those services on prices that enable us to compete effectively for retail customers. It is also possible that the classification of retail broadband Internet access services will be overturned on appeal, that Congress will adopt legislation reversing that decision, or that a future FCC will reverse that decision. Any of these outcomes would reduce the likelihood that favorable regulations governing wholesale broadband Internet access services will be adopted in the future.

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

Intercarrier Compensation and Interconnection. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. In November 2011, however, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP traffic that interconnects with the PSTN, are being reduced, and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules are being phased in over a multi-year transition. Since July 2013, all local carriers' intrastate tariffed terminating access charges must be no higher than their interstate access charges. Under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, so the net effect of these rules is to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From now through 2018, further reductions in both intrastate and interstate terminating access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these rules to result in a loss of revenues and potentially to increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which were consolidated in the United States Court of Appeals for the Tenth Circuit. The Tenth Circuit denied these petitions, affirming the FCC order.

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

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in particular metropolitan areas depending on the level of competition present in that area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be freed from most ex ante rate regulation or entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In addition, the FCC has granted petitions by the incumbent carriers for forbearance from regulation of some special access services, including packet-switched services such as Ethernet, and optical carrier services such as OC-3 and higher-capacity services. These services are not subject to the price regulations applicable to most other incumbent carrier services and are provided by incumbent carriers solely under contracts, which as noted above may contain minimum revenue commitments and other restrictive terms.

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

The FCC currently is considering whether and how to reform its special access rules. In 2012, the FCC suspended consideration of new petitions for metropolitan area pricing flexibility by incumbent carriers, but this decision does not affect previously-approved pricing flexibility. The FCC is in the process of reviewing the special access market to determine whether it should formulate new pricing rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Certain ILECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. Under the FCC’s current rules, this could eliminate our ability to serve certain customers or increase the cost of doing so. However, in August 2015, the FCC adopted a requirement to receive authority to discontinue, reduce, or impair a legacy service that is used as a wholesale input by competitive providers, an ILEC must commit to providing competitive carriers “reasonably comparable” wholesale access on “reasonably comparable” rates, terms, and conditions. This requirement expires upon the resolution the FCC’s pending review of the special access market. We cannot predict how the FCC will interpret the “reasonably comparable” standard or how application of that standard will affect our ability to obtain sufficient wholesale inputs from in the incumbent LECs in the future.

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

State PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when requested by one of the parties. Under the Telecommunications Act, the decisions of state PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the extent to which the commissions will adopt policies that promote local telephone service competition.

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

Proprietary Rights

Our EarthLink, EarthLink Business and EarthLink Carrier trademarks are valuable assets to our business, and are registered trademarks in the United States. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and EarthLink Carrier service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage. From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

As of December 31, 2015, we had 2,138 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Available Information

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. Our annual reports, current reports, proxy statements and other documents filed with the SEC can also be found on the SEC web site at www.sec.gov.

We also make available free of charge on or through our web site (www.earthlink.net) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as well as Section 16 reports filed on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our web site is not meant to be incorporated by reference into this Annual Report on Form 10-K.

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

Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We have taken several steps over the past two years to execute this transformation, including aligning our organization and operating model around four customer categories and decreasing investments in our traditional voice and data products for small business customers to focus on managed network, security and cloud services to larger multi-location businesses. There can be no assurance that our strategy will be successful. The market for managed network, security and cloud services is still relatively new and continues to evolve. If we do not have sufficient customer demand to support our new services, our financial results may be harmed. Our success depends on the timing and market acceptance of our new products and services, our ability to market our services in a cost-effective manner to new customers, our ability to differentiate our services from those of our competitors, our ability to maintain and expand our sales to existing customers, our ability to strengthen awareness of our brand, our ability to hire and train effective personnel, our ability to provide quality implementation and customer support for these products and the reliability and quality of our services. If the market for these services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our business would suffer. Any of the foregoing could adversely affect our results of operations and cash flows.

We may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows.

Revenues from our traditional products and services, which include traditional voice and data services for business customers and Internet access services for residential customers, have been declining due to competitive, technological and regulatory developments and we expect these revenues to continue to decline. In addition, we narrowed our product portfolio to provide a more focused suite of services and discontinued sales of certain non-strategic products, including the sale of certain assets associated with our IT services product offerings in February 2016, which increases our revenue decline. To offset our revenue declines, we are focused on continuing to develop our growth products and services; increasing revenues from these products and services; improving the efficiency of our internal processes for offering and delivering our growth products and services; and staying ahead of technology advances such that we are offering competitive and technology relevant products and services. Our growth products and services include MPLS, hosted voice, hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for wholesale businesses. We may not be successful in our efforts to increase revenues generated from our growth products and services to offset the revenue declines in our traditional products and services. In addition, the sales cycle for our growth products is longer than the sales cycle for our traditional voice and data products, especially as we compete for larger and more complex customers and we have experienced process and system delays related to customer installations. If we are unable to increase sales of our growth products and services to counteract these declining revenues, if we are unable to manage churn, if revenue growth takes longer than expected, if we do not improve the efficiency of our processes or if we do not offer competitive products and services, it could adversely affect our results of operations and cash flows.

If we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer.

We operate in an industry characterized by changing technology, changes in customer needs and frequent new service and product introductions. Our shift in strategy to become a leading managed network, security and cloud services provider increases our exposure to the impact of changes in technology, such as the adoption of cloud computing and Software-as-a-Service, and changes in customer demands, such as the increased demand for data and the increased use of outsourcing. Further changes in technology, such as SD-WAN and other emerging technologies, could also impact our competitiveness in market for managed network services. In addition, changing technology and consumer behavior (such as wireless displacement of wireline use and increasing use of VoIP) impacts demand for our traditional voice and data products. Our success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors. Any of these items could adversely affect our business, results of operations and cash flows.

Failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows.

In light of declining revenues, we have been focused on optimizing our cost structure and maximizing our cash flows. This includes reducing cost of revenues, streamlining our internal processes and right sizing our workforce to current revenue trends. It also includes the repayment and/or refinancing of indebtedness in order to reduce our interest expense. The success of our operating efficiency and cost reduction initiatives is necessary to align costs with declining revenues for traditional voice and data products and to combat pressure non-variable costs place on margins. We have incurred and may continue to incur upfront costs to achieve these efficiency and cost reduction initiatives. In addition, although we have been successful in our efforts to reduce costs over the past few years, we may not be able to continue to achieve this level of cost savings and there will be decreasing opportunities for cost savings in the future. Additionally, we may not be able to continue to repay indebtedness and thereby reduce our interest expense. If we do not recognize the anticipated benefits of our operating efficiency and cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows would be adversely affected.

We may have to undertake further restructuring plans that would require additional charges.

During 2015, we incurred restructuring charges as a result of changes to our business strategy and operating structure. We plan to continue to evaluate our business, which may result in additional restructuring activities. We may choose to consolidate or close certain facilities, implement workforce reductions or outsource certain functions. Decisions to engage in future restructuring activities could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows and may fail to yield the expected benefits.

We may be unable to successfully divest non-strategic products, which could adversely affect our results of operations.

From time to time we consider the divestiture of non-strategic products, assets and customers based on management's assessment of their strategic value to our business. Divesting certain of our products or assets would be complex operationally due to their interrelationships with assets and products we would desire to retain. Any divestiture also would need to be transacted in accordance with the terms of our debt agreements. Additionally, decisions to divest certain business operations could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows and may fail to yield the expected benefits.

Acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations.

We may continue to evaluate and consider potential strategic transactions in order to grow our business. At any given time, we may be engaged in discussions or negotiations with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions or negotiations will result in the consummation of any transaction, or that we will identify appropriate transactions on terms acceptable to us. Adverse capital markets and volatility in our stock price could also negatively impact our ability to make acquisitions. Future acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance, employee benefit costs, retention costs for executive officers and key employees, asset impairment charges, integration costs, charges from the elimination of duplicative facilities and contracts, unexpected liabilities, legal, accounting and financial advisory fees.

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

•
the need to implement and maintain uniform controls, procedures and policies throughout all of our acquired companies or the need to remediate significant control deficiencies that may exist at acquired companies

Risks Related to Our Business Services

We face significant competition in our business markets, which could adversely affect our results of operations.

The market for our business customers is highly competitive, and we expect this competition to continue to intensify. Our business markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. Our primary competitors are incumbent local exchange carriers (“ILECs”), such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; competitive local exchange carriers (“CLECs”), such as Global Capacity, Level 3 Communications Inc., Windstream Holdings, Inc. and XO Communications; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; wireless service providers; and asset-light network companies. We also compete with various other service providers for our managed network, security and cloud services, including managed hosting and cloud providers, managed security companies, technology companies, hardware manufactures and system integrators. For more information regarding competition, refer to Item 1 of this Annual Report on Form 10-K.

We believe the primary competitive factors in our business markets include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

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
We are experiencing churn for our business customers, primarily due to competition and changing technology. Our customers have no obligation to renew their agreements for our services after the expiration of their initial commitment, and these service agreements may not be renewed at the same price or level of service, if at all. If our customers do not renew their agreements with us or if they renew on less favorable terms, our revenue could decline and our business may suffer. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact customer churn. To offset the impacts of churn, are focused on re-term efforts, retention offers, targeted price increases upselling products and services and focused on adding larger multi-location retail and service businesses, which have a lower churn profile. However, failure to retain existing customers could adversely affect our results of operations and cash flows.

Decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services, including special access services, interconnection to exchange traffic with incumbent and other carriers, and leasing network facilities from AT&T, CenturyLink, Verizon and other incumbent carriers. Over the past several years, the Federal Communications Commission (“FCC”) has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the effect of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, the grant of broad pricing flexibility to incumbents for their special access services in many areas, and the nationwide deregulation of certain services including optical carrier transmission and packet-switched services. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our results of operations and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. The FCC has also established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. In addition, certain incumbent LECs have expressed an intention to begin discontinuing DS1 and DS3 special access services or at least certain term plans that provide us with discounts on these services. However, in August 2015, the FCC adopted a requirement that for an ILEC to receive authority to discontinue, reduce, or impair a legacy service that is used as a wholesale input by competitive providers, the ILEC must commit to providing competitive carriers “reasonably comparable” wholesale access on “reasonably comparable” rates, terms, and conditions. This requirement expires upon the resolution of the FCC’s pending review of the special access market. We cannot predict how the FCC will interpret the “reasonably comparable” standard or how application of that standard will affect our ability to obtain sufficient wholesale inputs from in the incumbent LECs in the future

If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures reducing the local competition-related obligations of the incumbents or allowing those carriers to increase the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. If the FCC adopts rules that do not protect our ability to purchase these services at reasonable prices on non-discriminatory terms as compared to our competitors, our business could be adversely affected.

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

The continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations.

We are experiencing declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. In late 2011, the FCC adopted policy changes that over time are reducing carriers' terminating access rates. We have modified our applicable state access tariffs and billing to implement the FCC's required reduction in intrastate access charges. These rules have resulted in a loss of revenues and an increase in our volume of carrier disputes, and we expect this to continue and we are required to reduce our interstate access charges and reciprocal compensation charges in coming years. Moreover, the FCC has pending an open proceeding that asks whether originating switched access charges should also be reduced. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

We must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties to obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements. If any of these authorizations terminate or lapse, our results of operations and cash flows could be adversely affected.

If our larger carrier customers terminate the service they receive from us, our revenues and results of operations could be adversely affected.

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

A significant number of our new consumer subscribers are generated through our agreements with Time Warner Cable and Bright House Networks. These agreements are not exclusive and have a short term. Our agreement with Time Warner Cable expires in October 2017 and our agreement with Bright House Networks expires in February 2017. There are no assurances we will be able to renew these agreements or our other commercial and alliance arrangements as they expire or otherwise terminate, or that we will receive the same benefits as we do today if the agreements are extended. There is no commitment for Time Warner Cable and Bright House Networks or our other partners to provide us with new customers and these partners may market their own services rather than ours. In addition, mergers and consolidation in the industry, including the proposed merger of Charter Communications, Inc., Time Warner Cable and Bright House Networks, may impact future agreements. Any of the above could adversely affect our results of operations and cash flows.

Our consumer business is dependent on the availability of third-party network service providers.

Our consumer business depends on the availability, capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services we require, and the majority of our network services are currently purchased from a limited number of network service providers. Many network service providers have merged and may continue to merge, which would reduce the number of suppliers from which we could purchase network services. Our largest providers of broadband connectivity are AT&T, Bright House Networks, Comcast Corporation, Fairpoint, Frontier, Global Capacity, Time Warner Cable and Verizon. Our principal provider for narrowband services is GlobalPOPs. We also have agreements with various other providers, including certain regional and local dial-up providers.

We cannot be certain of renewal or non-termination of our contracts with network service providers or that legislative or regulatory factors will not affect our contracts. Additionally, each of our network service providers sells network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our network service providers compete with us in the market to provide consumer Internet access. As our consumer business continues to decline, our network service providers may not want to continue their relationship with us or do so at current prices. Our agreements generally have volume based tiered pricing which is leading to higher unit costs as we experience declines in subscribers. Our results of operations could be materially adversely affected if we are unable to renew or extend contracts with our current network service providers on acceptable terms, renew or extend current contracts with our network service providers at all, acquire similar network capacity from other network providers, or otherwise maintain or extend our footprint.

We face significant competition in the Internet access industry that could reduce our profitability.

The Internet access industry is extremely competitive, and we expect competition to continue to intensify. Our primary competitors are national communications companies and local exchange carriers, such as AT&T, CenturyLink, Verizon and Windstream; cable companies providing broadband access, including Charter, Comcast, Cox Communications, Inc. and Time Warner Cable; local and regional ISPs; established online services companies, such as AOL and the Microsoft Network; free or value-priced ISPs, such as United Online, Inc. which provides service under the brands Juno and NetZero; wireless Internet service providers; content companies and email providers, such as Google and Yahoo!; and satellite and fixed wireless service providers. Competitors for our advertising services also include content providers, large web publishers, web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking web sites, and various other companies that facilitate Internet advertising. The wireless business has expanded significantly and has caused many subscribers with traditional Internet access services to terminate those services and to rely exclusively on wireless services, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, also compete with our Internet access services.

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

Competition could adversely impact us in several ways, including: (i) the loss of customers and resulting revenue; (ii) the possibility of customers shifting to less profitable services; (iii) the need to lower prices of our services; (iv) the need to respond to particular short-term, market-specific situations, such as special introductory pricing; and (v) the need to increase marketing expenses or other operating costs to remain competitive. Any of the above could adversely affect our results of operations and cash flows.

The continued decline of our consumer access subscribers will adversely affect our results of operations.

During the years ended December 31, 2013, 2014 and 2015, our average consumer access subscribers were 1.1 million, 0.9 million to 0.8 million. Our consumer access subscriber base and revenues have been declining due to continued maturation of the market for Internet access, competitive pressures in the industry and limited sales and marketing efforts. We expect our consumer access subscriber base and revenues to continue to decline. We have implemented, and may continue to implement, targeted price increases, which could also negatively impact our churn rates. We are focused on retaining customers and managing our customers for cash. Although we have reduced costs in order to manage the profitability of our consumer services, we will not be able to reduce costs proportional to our revenue declines over time. If we do not maintain our relationships with current customers or acquire new customers, our results of operations and cash flows will be adversely affected.

Lack of regulation governing wholesale Internet service providers could adversely affect our operations.

We resell broadband Internet access services offered by cable companies and wireline LECs pursuant to wholesale agreements with those providers. In an order released in March 2015, the FCC classified retail broadband Internet access services as telecommunications services subject to regulation under Title II of the Communications Act. That ruling is subject to a pending appeal. The classification of retail broadband Internet access services as telecommunications services means that providers of these services are subject to the general requirement that their charges, practices and classifications for telecommunications services be “just and reasonable,” and that they refrain from engaging in any “unjust or unreasonable discrimination” with respect to their charges, practices or classifications. However, the FCC has not determined what, if any, regulations will apply to wholesale broadband Internet access services and it is uncertain whether it will adopt requirements that are favorable or unfavorable to us. In the absence of favorable regulation applicable to wholesale broadband Internet access services, we may not be able to obtain those services on prices that enable us to compete effectively for retail customers. It is also possible that the classification of retail broadband Internet access services will be overturned on appeal, that Congress will adopt legislation reversing that decision, or that a future FCC will reverse that decision. Any of these outcomes would reduce the likelihood that favorable regulations governing wholesale broadband Internet access services will be adopted in the future. It is too early to predict the outcome of the final FCC regulations and the resulting impact to our results of operations and cash flows, if any.

General Risks

Cyber security breaches could harm our business.
We maintain large repositories of personal and proprietary customer data and are a third-party provider of managed network and cloud services. Cyber security breaches expose us to a risk of unauthorized access to this information. The risk that a security breach could seriously harm our business is likely to increase as we expand our managed network, security and cloud services. We are regularly subject to cyber security attacks and are also subject to employee error or malfeasance or other disruptions, although no attack or other disruption has had material consequences to date. Techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to anticipate or detect for long periods of time. As a result of the ever-evolving threats, we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. We have been and will continue to be required to use significant capital and other resources to remedy, protect against and alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. A material security breach could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business, including our strategy to serve as a leading managed network, security and cloud services provider, may be adversely affected.

Privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. We strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies. However, any failure or perceived failure to comply with these laws, regulations or policies may result in proceedings or actions against us by government entities or others, which could have an adverse effect on our business, results of operations and cash flows.

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

Our business depends on our ability to maintain and develop effective business support systems. Business support systems are needed for quoting, accepting and inputting customer orders for services; provisioning, installing and delivering services; providing customers with direct access to our information systems so that they can manage the services that they purchase from us, generally through on-line customer portals; and billing for services. We acquired several companies over the past few years with multiple operating support systems requiring varying degrees of integration. If we are inefficient in our front-end customer impacting systems, it could lead to fewer booked sales and/or higher customer churn. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to changing needs is important to the continued implementation of our business strategy.  In addition, as our consumer business continues to decline, we are more dependent on fewer individuals to maintain our internal consumer business support systems. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions and the diversion of development resources.

If we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including regulatory audits, E911 payments, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations and cash flows.

We are also subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our business services. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 and the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, E911 services, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities and the regulatory treatment of new technologies and services.

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

We regard our trademarks, including EarthLink, EarthLink Business and EarthLink Carrier, as valuable assets to our business. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our EarthLink, EarthLink Business and EarthLink Carrier service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could adversely affect our results of operations and cash flows.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

Our business depends on our ability to hire and retain key executive officers, senior management, sales, IT and other key personnel, many of whom have significant experience in our industry and whose expertise is required to successfully transition our business into a leading managed network, security and cloud services provider. There is substantial and continuous competition for highly skilled personnel. Workforce reductions, changes in our business strategy and acquisitions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to uncertainty or a desire not to remain with us following a workforce reduction, change in business strategy or acquisition. Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

Unfavorable general economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forego purchases of our products and services. Many of our existing customers are small and medium-sized businesses, and a significant number of our customers are in the retail industry. We believe these businesses are likely to be affected by economic downturns. Unfavorable general economic conditions could cause business customers to reduce technology spending, which could negatively impact sales of our growth services. In addition, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise adversely affect our business, results of operations and cash flows.

Unfavorable general economic conditions could also negatively impact third-party vendors we rely on for services and network equipment integral to our business. If these vendors encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs associated with new vendors. If we were required to purchase another manufacturer's equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment. Any interruption in the services provided by our third-party vendors could adversely affect our business, results of operations and cash flows.

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

Failure to make proper payments for federal USF assessments, FCC regulatory fees, E911 charges or other amounts mandated by federal, state and local regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

We are subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by local municipalities for E911 charges and audits by the Universal Service Administrative Company on USF assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable. Calculation of payments due with respect to these matters can be complex and subject to differences in interpretation. As a result, these audits could result in liabilities in excess of such reserves which could adversely affect our results of operations and cash flows.

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

As of December 31, 2015, we had approximately $137.8 million of goodwill and $25.3 million of other intangible assets. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. Deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. In addition, during the year ended December 31, 2015 we disaggregated our legacy Business Services reporting unit into three separate reporting units, which could increase the risk of future goodwill impairment because of the increased level of detail in the analysis. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes to our business strategy, changes in economic conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future.

As of December 31, 2015, we had approximately $681.0 million of gross tax net operating losses for federal income tax purposes and approximately $32.6 million of net tax net operating losses for state income tax purposes, which includes federal and state net operating losses acquired in connection with our acquisitions. The tax net operating losses for federal income tax purposes begin to expire in 2020 and the tax net operating losses for state income tax purposes began to expire in 2015.

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

As of December 31, 2015, we had $508.9 million gross amount of debt outstanding, which consisted of $300.0 million outstanding principal amount of 7.375% senior secured notes due 2020 (the “Senior Secured Notes”), $173.9 million outstanding principal amount of 8.875% senior notes due 2019 (the “Senior Notes”) and $35.0 million outstanding under our senior secured revolving credit facility. We may incur significant additional indebtedness in the future. Our substantial indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments and may:

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

Our ability to make payments on our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs. Although we reduced our gross amount of outstanding debt by $91.1 million during the year ended December 31, 2015, we may not be able to continue to reduce the gross amount of our outstanding debt in the future.

We may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all.

We incurred capital expenditures of $87.5 million in 2015, and we expect to incur capital expenditures of approximately $85.0 million to $105.0 million in 2016. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. We may also require substantial capital to maintain, upgrade and enhance our network facilities and operations. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2025. We believe our facilities are suitable and adequate for our business operations.
Office space. Our corporate headquarters is in Atlanta, Georgia, where we occupy approximately 65,000 square feet under a lease that will expire in 2022. Our other main facilities for corporate offices include 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018, 20,000 square feet in Huntsville, Alabama under a lease that will expire in 2019 and 71,000 square feet in Rochester, New York under a lease that will expire in 2022. We also lease multiple sales and administrative offices in locations throughout the United States. We own an administrative office in Arab, Alabama and Anniston, Alabama.
Data centers. As of December 31, 2015, we operated seven data centers. We own a data center facility in Atlanta, Georgia and we leased data center facilities in Marlboro, Massachusetts; Rochester, New York; Columbia, South Carolina; San Jose, California; Dallas, Texas; and Miami, Florida. In February 2016, we sold certain assets related to our IT services product offerings. This included five of our leased data center facilities. We now operate two data center facilities, which are the facilities in Atlanta, Georgia and Miami, Florida.
Network. We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern and northeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern and northeastern United States.
Item 3.    Legal Proceedings.
We are a party to various legal and regulatory proceedings and other disputes arising from normal business activities. Our management believes that there are no disputes, litigation or other legal or regulatory proceedings asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements. However, the result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable and could result in liabilities that are higher than currently predicted.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is traded on the NASDAQ Global Market under the symbol "ELNK." The following table presents the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	Stock Price
	High	Low
Year Ended December 31, 2014
First Quarter	$5.62	$3.37
Second Quarter	3.84	3.13
Third Quarter	4.46	3.41
Fourth Quarter	4.56	2.95
Year Ended December 31, 2015
First Quarter	4.72	4.07
Second Quarter	7.63	4.35
Third Quarter	9.38	7.12
Fourth Quarter	9.86	7.19

The last reported sale price of our common stock on the NASDAQ Global Market on January 29, 2016 was $5.92 per share.

Holders. There were 1,209 holders of record of our common stock on January 29, 2016.

Dividends. We began paying quarterly cash dividends in 2009. During each of the years ended December 31, 2013, 2014 and 2015, cash dividends declared were $0.20 per common share and total dividend payments were $20.8 million, $16.0 million and $26.4 million, respectively. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing our Senior Secured Notes and Senior Notes and senior secured revolving credit facility contain restrictions on the amount of dividends we can pay. For further information regarding these restrictions, see Note 7 to our Consolidated Financial Statements.

Performance Graph
The following line graph presents our total return to stockholders from December 31, 2010 to December 31, 2015, as compared to the total return for the Russell 2000 and NASDAQ Telecomm indices for the same period. The calculations in the graph assume that $100 was invested on December 31, 2010 in our common stock and each index and also assumes dividend reinvestment.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
EarthLink	$100	$71.9	$72.1	$57.0	$49.7	$82.6
Russell 2000 Index	100	94.5	108.4	148.5	153.7	144.9
NASDAQ Telecomm Index	100	87.4	89.1	110.5	120.4	111.4

Item 6.    Selected Financial Data.

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011 (1)	2012	2013	2014	2015
	(in thousands, except per share amounts)
Statement of operations data:
Revenues	$1,300,543	$1,335,135	$1,240,606	$1,176,895	$1,097,252
Operating costs and expenses (2)(3)	1,170,899	1,263,112	1,505,555	1,197,749	1,077,026
Income (loss) from operations	129,644	72,023	(264,949)	(20,854)	20,226
Income (loss) from continuing operations (4)	37,273	9,938	(536,866)	(72,371)	(43,210)
Loss from discontinued operations, net of tax (5)	(2,706)	(2,418)	(1,961)	(381)	—
Net income (loss)	34,567	7,520	(538,827)	(72,752)	(43,210)
Basic net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)	$(0.71)	$(0.42)
Discontinued operations	(0.03)	(0.02)	(0.02)	—	—
Basic net income (loss) per share	$0.32	$0.07	$(5.25)	$(0.71)	$(0.42)
Diluted net income (loss) per share
Continuing operations	$0.34	$0.09	$(5.23)	$(0.71)	$(0.42)
Discontinued operations	(0.02)	(0.02)	(0.02)	—	—
Diluted net income (loss) per share	$0.32	$0.07	$(5.25)	$(0.71)	$(0.42)

Basic weighted average common shares outstanding	108,098	105,221	102,599	102,313	103,388
Diluted weighted average common shares outstanding	108,949	105,983	102,599	102,313	103,388

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Cash flow data:
Cash provided by operating activities	146,234	191,055	124,156	139,995	167,448
Cash provided by (used in) investing activities	141,594	(163,836)	(112,500)	(102,777)	(87,468)
Cash used in financing activities	(318,997)	(81,381)	(52,641)	(19,721)	(122,817)

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$211,783	$157,621	$116,636	$134,133	$91,296
Investments in marketable securities	29,607	46,851	—	—	—
Cash and marketable securities	241,390	204,472	116,636	134,133	91,296
Total assets	1,671,755	1,591,850	994,090	899,196	734,652
Long-term debt, including long-term portion of capital leases (6)	645,069	607,330	593,214	595,319	505,613
Total liabilities	918,611	873,046	831,872	824,412	711,806
Accumulated deficit	(613,668)	(606,148)	(1,144,975)	(1,217,727)	(1,260,937)
Stockholders' equity	753,144	718,804	162,218	74,784	22,846

_______________________________________________________________________________

(1)
On April 1, 2011, we acquired One Communications Corp, a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. The results of operations of One Communications have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by this acquisition and, to a lesser extent, by other smaller acquisitions completed during the year ended December 31, 2011, including STS Telecom, Inc., Logical Solutions and Business Vitals, LLC, among others, and our CenterBeam, Inc. transaction completed during the year ended December 31, 2013.

(2)
Operating costs and expenses for the year ended December 31, 2013 includes a non-cash impairment charge of $255.6 million related to goodwill. During 2013, we performed an interim goodwill impairment test following a sustained decrease in our stock price and market capitalization which resulted in an impairment charge in our legacy Business Services reporting unit. Operating costs and expenses for the year ended December 31, 2014 includes non-cash impairment charge of $14.3 million related to long-lived assets for certain work in progress and software licenses not expected to be used.

(3)
Operating costs and expenses for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 include restructuring, acquisition and integration-related costs of $32.1 million, $18.2 million, $40.0 million, $20.1 million and $19.3 million, respectively.

(4)
During the year ended December 31, 2013, we recorded an income tax provision of approximately $266.3 million to record a valuation allowance for deferred tax assets. These deferred tax assets related primarily to net operating loss carryforwards which we determined we "more-likely-than-not" would be unable to utilize.

(5)
The operating results of our telecom systems business acquired as part of ITC^DeltaCom, Inc. have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business.

(6)
Includes the carrying amount of ITC^DeltaCom's 10.5% senior secured notes due 2016, our 8.875% Senior Notes due 2019, our 7.375% Senior Secured Notes due 2020 and amounts outstanding under our senior secured revolving credit facility. In 2012, we redeemed $32.5 million aggregate principal amount of the ITC^DeltaCom Notes. In 2013, we redeemed the remaining $292.3 million aggregate principal amount of the ITC^DeltaCom Notes and issued $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020. In 2015, we redeemed or repurchased $126.1 million aggregate principal amount of 8.875% Senior Notes due 2019 and drew down $35.0 million (net of repayments) under our senior secured revolving credit facility.

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

Overview

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with our consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. We provide a broad range of data, voice and managed network services to retail and wholesale business customers. We also provide nationwide Internet access and related value-added services to residential customers. We operate an extensive network including more than 29,000 route miles of fiber and 90 metro fiber rings that provide data and voice IP service coverage across more than 90 percent of the United States.

2015 Highlights

Key developments in our business during 2015 are described below:

•
Generated revenues of $1.1 billion in 2015, a 7% decrease during the year primarily driven by declines in traditional voice and data products, discontinuing sales of certain products and mandated rate reductions, partially offset by targeted price increases and increased sales of our growth products.

•
Reduced cost of revenues 10% during 2015, primarily due to the decline in revenues noted above as well as a concentrated effort to manage cost of revenues through network grooming, auditing telecommunications vendor invoices and other cost saving initiatives.

•	Generated a net loss of $43.2 million in 2015, a decrease from a net loss of $72.8 million in the prior year, which reflects an increase in Adjusted EBITDA as described below.

•
Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $242.5 million in 2015, an increase from $213.0 million in the prior year, primarily due to improvements in our cost of revenues and operating expenses resulting from various cost savings initiatives, partially offset by the decrease in revenues noted above.

•	Made capital expenditures of $87.5 million in 2015, a 15% reduction from the prior year, primarily due to improving our processes and being more efficient, as well as a decrease in customer additions.

•	Redeemed or repurchased $126.1 million of outstanding debt for $131.3 million during 2015, and drew down $35.0 million (net of repayments) under our senior secured revolving credit facility.

•	Made $26.4 million of dividend payments to shareholders in 2015.

Change in Reportable Segments

We have historically operated two reportable segments, Business Services and Consumer Services. Our Business Services segment provided a broad range of data, voice and managed network services to retail and wholesale business customers. Our Consumer Services segment provided nationwide Internet access and related value-added services to residential customers. During 2015, we implemented certain organizational, operational and reporting changes that resulted in the disaggregation of our Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. Our Consumer Services segment was not impacted. Our new reportable segments are strategic business units aligned around distinct customer categories. We reorganized our organization around these business units to optimize operations. We believe this structure allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. We began reporting the disaggregated information to our Chief Operating Decision Maker during the third quarter of 2015. We now operate the following four reportable segments:

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

We began recording revenue and cost of revenue transactions in the new segment structure during 2015. Management determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. As a result, our results of operations discussion focuses on the previous segment structure since we are able to present comparable periods. For more information concerning our reportable segments, see Note 12 to our Consolidated Financial Statements and see "Segment Results of Operations" later in this MD&A.

Sale of IT Services Assets

In February 2016, we sold certain assets related to our IT services product offerings in connection with our strategy to simplify our operations and provide more flexibility to invest in new capabilities and services to drive growth in our core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies. We received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. The loss of revenues related to our IT services product offerings will contribute to our revenue declines in 2016.

Business Strategy
Our business strategy is to be a leading managed network, security and cloud services provider for multi-location retail and service businesses. We believe there is a significant market opportunity for managed network, security and cloud services due to the changing technological and business landscape, which is experiencing increased demand for data, evolving security threats, a shift towards more software based solutions, increased use of outsourcing and tightening budgets. We are positioning our company to focus on this opportunity. The key elements of our business strategy and transformation are as follows:

•
Operate each of our business units with focused, value-optimizing strategies. During 2015, we aligned our organization around four distinct business units, which are Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. We believe this concentrates our resources and investments into areas that will drive growth and deliver improved performance, enable each business to compete more successfully in the market and provide strategic optionality. We are focused on operating each business unit with value-optimizing strategies, which are managing the decline in our Small Business and Consumer Services business units and investing the cash flow to grow our Enterprise/Mid-Market and Carrier/Transport business units.

•
Optimize our cost structure and cash flows. We are focused on optimizing our cost structure and maximizing our cash flows. This includes managing our cost of revenues and operating expenses, streamlining our internal processes and aligning our workforce to current revenue trends. It also includes the repayment and/or refinancing of debt in order to reduce our interest expense. We plan to use the cash flow generated from our improvement efforts to continue to optimize our balance sheet and invest in growth.

•
Invest in growth business products, marketing and sales. Our growth business products are MultiProtocol Label Switching ("MPLS"), hosted voice, hybrid WAN and managed network, security and cloud services for multi-location businesses and transport services for other communications carriers and enterprises. We are focused on investing in product and service capabilities and sales and marketing initiatives to support these growth products.

•
Evaluate potential strategic transactions. We continue to evaluate potential strategic transactions in order to accelerate our transformation. We believe that targeted acquisitions, when available at the right economics, can be an effective means for growth and targeted capability building. In addition, we continue to evaluate our business, which could lead us to discontinue or divest non-strategic products, assets or customers based on management's assessment of their strategic value to our business.

Challenges and Risks

The primary challenges we face in executing on our business strategy are growing revenues from our growth products and services; reducing churn in our existing customer base; responding to competition; aligning costs with trends in our revenues; and ensuring adequate resources to invest in growth. To address these challenges we are taking the following actions:

•	Targeting larger multi-location retail and service businesses which have lower churn profiles, as well as a need for our product and services

•	Investing in new products and service capabilities to create value for our customers, in particular our cloud-based offerings

•	Focusing on customer contract re-term efforts, retention offers, targeted price increases and opportunities to upsell products and services

•	Improving the customer experience to increase customer satisfaction and further enhance customer retention

•	Continuing to refine and narrow our product portfolio

•	Implementing cost efficiencies, such as network grooming and workforce alignment, and seeking to make costs more variable

•	Repaying and/or refinancing outstanding indebtedness in order to reduce interest expense

•	Considering further divestitures of non-strategic products, assets or customers in order to continue to simplify our operations and generate cash to reduce debt or to use for other strategic needs

Trends in our Business

Our financial results are impacted by several significant trends, which are described below.

•
Industry factors. The communications industry is characterized by intense competition, changing technology and changes in customer needs, an evolving regulatory environment and industry consolidation resulting in larger competitors and fewer suppliers. We expect these trends to continue. More recently, trends in the industry have included increased demand for data, evolving security threats, the adoption of cloud computing and the increased use of outsourcing. We are trying to capitalize on these changes by focusing on our managed network, security and cloud services and transport services.

•
Traditional business voice and data products. Our traditional business voice and data revenues have been declining due to competition, migration to more advanced integrated voice and data services and mandated rate reductions. We expect this trend to continue. We have also experienced an increase in churn for these products. However, we are focused on decelerating these declines through customer retention efforts, contract renewals, upselling products and services and offering new services.

•
Consumer access declines. Our consumer access subscriber base and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for Internet access, competition from cable, DSL and wireless providers and limited sales and marketing activities. In addition, we have implemented, and expect to continue to implement, targeted price increases, which could negatively impact our churn rates. However, we are focused on customer retention and, as a result, we expect the rate of churn to continue to generally decline as our customer base becomes longer tenured.

•
Operating costs and expenses. We have experienced declines in cost of revenues and operating expense due to various cost saving initiatives and lower sales of traditional voice and data products. We are focused on continuing to optimize our cost structure to offset pressures on revenue. However, we may not be able to continue to achieve the level of cost savings we have been experiencing and there will be decreasing opportunities for cost savings in the future.

•
Dispute settlements. Due to the nature of our industry, we are regularly involved in disputes related to our billings to other carriers for access to our network and network access charges that we are assessed by other companies. The disputes often take significant time to resolve, and they may be resolved or require adjustment in future periods although they relate to costs and revenues in prior periods. We have experienced an increase in dispute settlements impacting revenues and cost of revenues over the past few years. However, this trend may not continue at the rate it has historically.

Consolidated Results of Operations

The following table presents statement of operations data for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenues	$1,240,606	$1,176,895	$1,097,252
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	600,742	557,436	500,628
Selling, general and administrative (exclusive of of depreciation and amortization shown separately below)	426,070	419,019	368,763
Depreciation and amortization	183,114	186,872	188,315
Impairment of goodwill and long-lived assets	255,599	14,334	—
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Total operating costs and expenses	1,505,555	1,197,749	1,077,026
Income (loss) from operations	(264,949)	(20,854)	20,226
Interest expense and other, net	(58,606)	(56,261)	(50,972)
Loss on extinguishment of debt	(2,080)	—	(9,734)
Loss from continuing operations before income taxes	(325,635)	(77,115)	(40,480)
Income tax (provision) benefit	(211,231)	4,744	(2,730)
Loss from continuing operations	(536,866)	(72,371)	(43,210)
Loss from discontinued operations, net of tax	(1,961)	(381)	—
Net loss	$(538,827)	$(72,752)	$(43,210)

Revenues

We generate business services revenue by providing a broad range of data, voice and managed network services to retail and wholesale business customers. Our business services revenue includes revenues from our Enterprise/Mid-Market, Small Business and Carrier/Transport segments. We classify our business services revenue in the following three categories: (1) retail services, which includes data, voice and managed network services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to telecommunications carriers and large enterprises; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

We generate consumer services revenue by providing nationwide Internet access and related value-added services to residential customers. We classify our consumer services revenue in two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services.

The following table presents our revenues for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business services
Retail services	$793,940	$756,747	$722,895	$(37,193)	(5)%	$(33,852)	(4)%
Wholesale services	151,071	154,109	135,905	3,038	2%	(18,204)	(12)%
Other	19,216	20,075	19,112	859	4%	(963)	(5)%
Total revenues	964,227	930,931	877,912	(33,296)	(3)%	(53,019)	(6)%
Consumer services
Access services	231,448	202,008	173,389	(29,440)	(13)%	(28,619)	(14)%
Value-added services	44,931	43,956	45,951	(975)	(2)%	1,995	5%
Total revenues	276,379	245,964	219,340	(30,415)	(11)%	(26,624)	(11)%
Total revenues	$1,240,606	$1,176,895	$1,097,252	$(63,711)	(5)%	$(79,643)	(7)%

Business Services

The following table presents the primary reasons for the changes in business services revenues for the years ended December 31, 2014 and 2015 compared to the prior years:

	2014 vs 2013	2015 vs 2014
	(in millions)
Due to growth products (a)	$24.0	$18.6
Due to acquisitions (b)	8.3	—
Due to net favorable settlements and reserve adjustments (c)	9.5	(5.5)
Due to decline in traditional voice and data products (d)	(75.1)	(66.1)
Total change in business services revenues	$(33.3)	$(53.0)
______________

(a)	Increase due to sales of growth products, including MPLS, hosted voice and managed network services due to an increased emphasis on selling these products and services.

(b)	Increase due to the inclusion of revenues from our acquisition of CenterBeam, Inc. beginning in July 2013.

(c)
Increase due to change in favorable settlements and reserve adjustments, primarily related to our billings to other carriers for access to our network, for which revenue had not been previously recognized. We recognized $1.2 million of favorable adjustments during 2013, $10.7 million of favorable adjustments during 2014 and $5.2 million of favorable adjustments during 2015.

(d)	Decrease due to decline in traditional voice and data products, including traditional voice, lower-end, single site broadband services, usage and web hosting. Revenues for these voice and data products have been decreasing due to competition, migration to more advanced integrated voice and data services, customer churn and continued rate reductions as a result of FCC rules regarding intercarrier compensation. In addition, during 2015 we deemphasized and discontinued certain products that were low margin revenue streams or that were not in line with our more focused business strategy. Partially offsetting the decline in revenues from 2014 to 2015 was price increases implemented during 2015.

Consumer Services

Consumer services revenues decreased during the years ended December 31, 2014 and 2015 compared to the prior years primarily due to the following:

•
Decreases in average consumer access subscribers, which were 1.1 million, 0.9 million and 0.8 million during the years ended December 31, 2013, 2014 and 2015, respectively. The decreases resulted from limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. However, as we continue to focus on the retention of customers, our monthly consumer subscriber churn rates were 2.1%, 2.1% and 1.9% during the years ended December 31, 2013, 2014 and 2015, respectively, which moderated the decline in average consumer subscribers.

•
Partially offset by increases in our average revenue per subscriber, which was $21.83, $22.89 and $23.57 during the years ended December 31, 2013, 2014 and 2015, respectively. The increases were due to targeted price increases and a change in mix of subscribers. In addition, we began billing certain broadband subscribers for modem equipment rental in April 2014 which also contributed to the increase in average revenue per subscriber from 2013 to 2014.

•	Partially offset by an increase in value-added services due to price increases in our premium email only subscription product.

Cost of revenues

Cost of revenues for our business services primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; and costs paid to third-party providers for interconnect access and transport services.

Cost of revenues for our consumer services primarily consists of telecommunications fees and network operations costs incurred to provide our Internet access services; fees paid to suppliers of our value-added services; and fees paid to content providers for information provided on our online properties.

The following table presents our cost of revenues for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Business services	$506,245	$469,523	$422,766	$(36,722)	(7)%	$(46,757)	(10)%
Consumer services	94,497	87,913	77,862	(6,584)	(7)%	(10,051)	(11)%
Total cost of revenues	$600,742	$557,436	$500,628	$(43,306)	(7)%	$(56,808)	(10)%

Business Services

The following table presents the primary reasons for the changes in business services cost of revenues for the years ended December 31, 2014 and 2015 compared to the prior years:

	2014 vs 2013	2015 vs 2014
	(in millions)
Due to cost saving initiatives and declines in traditional products (a)	$(36.6)	$(48.7)
Due to change in favorable settlements (b)	(10.3)	1.9
Due to change in reserves for regulatory audits (c)	7.2	—
Due to acquisitions (d)	3.0	—
Total change in business services cost of revenues	$(36.7)	$(46.8)
______________

(a)
Decrease due to a concentrated effort to manage cost of revenues through network grooming, auditing invoices and other cost saving initiatives and declines in traditional voice and data products. Partially offsetting these declines were increased sales of growth products.

(b)
Decrease due to changes in favorable dispute settlements and other adjustments. During the years ended December 31, 2013, 2014 and 2015, we recognized $4.4 million, $14.8 million and $12.9 million, respectively, of total favorable settlements and adjustments. Included in this amount was $4.4 million, $11.7 million and $12.0 million, respectively, of dispute settlements with telecommunications vendors recognized during the years ended December 2013, 2014 and 2015. The remaining amounts during the years ended December 31, 2014 and 2015 were due to other settlements and adjustments.

(c)
Increase in 2014 due to a $7.2 million favorable adjustment recorded during the year ended December 31, 2013 to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily an audit by the Universal Service Administrative Company on previous ITC^DeltaCom, Inc. Universal Service Fund assessments and payments.

(d)	Increase due to inclusion of CenterBeam cost of revenues beginning in July 2013.

Consumer Services

Consumer services cost of revenues decreased during the years ended December 31, 2014 and 2015 compared to the prior years primarily due to the following:

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

The following table presents our selling, general and administrative expenses for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$426,070	$419,019	$368,763	$(7,051)	(2)%	$(50,256)	(12)%

The following table presents the primary reasons for the changes in selling, general and administrative expenses for the years ended December 31, 2014 and 2015 compared to the prior years:

	2014 vs 2013	2015 vs 2014
	(in millions)
Due to decrease in people costs (a)	$(4.4)	$(35.7)
Due to decrease in rent and occupancy costs (b)	(1.6)	(4.5)
Due to decrease in advertising and marketing (c)	(1.3)	(2.1)
Due to decrease in bad debt expense (d)	(1.0)	(2.5)
Due to change in loss contingencies (e)	2.2	(2.2)
Due to decrease in other selling, general and administrative costs (f)	(1.0)	(3.3)
Total change in selling, general and administrative expenses	$(7.1)	$(50.3)
______________

(a)
Decrease in people costs primarily due to decreases in headcount, as full-time equivalents were 3,035, 2,659 and 2,138 as of December 31, 2013, 2014 and 2015, respectively. The decreases were primarily due to reductions in workforce driven by changes in our business strategy over the past two years, including a reduction in workforce implemented during the fourth quarter of 2014 that eliminated approximately 450 positions. During 2015, we implemented additional reductions in workforce.

(b)
Decrease in rent and occupancy costs primarily due to cost savings from the closing of several sales offices and other properties over the past two years in connection with changes to our business strategy and from moving our corporate headquarters location in September 2014.

(c)	Decrease in advertising and marketing spend related to changes in our business strategy.

(d)	Decrease in bad debt expense due to more effective collection efforts and the overall decrease in revenues.

(e)	Change in loss contingencies due to $2.2 million of reserves recorded during year ended December 31, 2014, which was settled and paid during the year ended December 31, 2015.

(f)
Decrease in other selling, general and administrative costs such as commissions, outsourced labor, professional fees, payment processing, travel and insurance due to increased focus on optimizing our cost structure. Partially offsetting the decline from 2013 to 2014 was the inclusion of CenterBeam selling, general and administrative expenses beginning in July 2013.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of customer bases from other companies.

The following table presents our depreciation and amortization expense for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$116,744	$123,695	$122,151	$6,951	6%	$(1,544)	(1)%
Amortization expense	66,370	63,177	66,164	(3,193)	(5)%	2,987	5%
Total depreciation and amortization	$183,114	$186,872	$188,315	$3,758	2%	$1,443	1%

The increase in depreciation expense during the year ended December 31, 2014 compared to the prior year was primarily due to capital expenditures. The decrease in amortization expense during the year ended December 31, 2014 compared to the prior year was primarily due to definite-lived intangible assets becoming fully amortized over the years.

The decrease in depreciation expense during the year ended December 31, 2015 compared to the prior year was primarily due to a decrease in capital expenditures and assets becoming fully depreciated over the past year, offset by accelerated depreciation on retirements of property and equipment. The increase in amortization expense during the year ended December 31, 2015 compared to the prior year was primarily due to the shortening of useful lives for certain customer base intangible assets, which increased amortization expense by $5.7 million during the year ended December 31, 2015, partially offset by definite-lived intangible assets becoming fully amortized over the year.

Impairment of goodwill and long-lived assets

Impairment of goodwill. During the first quarter of 2013, we recognized a $256.7 million non-cash impairment charge to goodwill related to our legacy Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. We test our goodwill annually during the fourth quarter of each fiscal year or when events or changes in circumstances indicate that goodwill might be impaired. Our stock price and market capitalization declined during the three months ended March 31, 2013 following the announcement in mid-February 2013 of our fourth quarter 2012 earnings and 2013 financial guidance. As a result of the sustained decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of our financial statements for the three months ended March 31, 2013. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.
We did not record any impairment of goodwill during the years ended 2014 or 2015. During the year ended December 31, 2015, we performed an interim goodwill impairment test as a result of a change in our reporting units. For more information regarding this or any of our other interim and annual goodwill impairment tests, refer to Note 5 to our Consolidated Financial Statements. Approximately $137.8 million of goodwill remains as of December 31, 2015. Deterioration in market conditions or estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of our reporting units.

Impairment of long-lived assets. During the year ended December 31, 2014, we recorded $14.3 million for impairment of long-lived assets, consisting of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairments were classified within impairment of goodwill and long-lived assets in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014. We did not record any impairment of long-lived during the years ended 2013 or 2015.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consist of costs related to our restructuring, acquisition and integration-related activities. Such costs include: 1) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; 2) severance, retention and other employee termination costs associated with restructuring, acquisition and integration activities and with certain voluntary employee separations; 3) facility-related costs, such as lease termination and asset impairments; and 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss. We plan to continue to evaluate our business, which may result in additional restructuring activities. For more information regarding our restructuring, acquisition and integration-related costs, refer to Note 11 to our Consolidated Financial Statements.
The following table presents our restructuring, acquisition and integration-related costs for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Integration-related costs	$21,622	$9,043	$5,924	$(12,579)	(58)%	$(3,119)	(34)%
Severance, retention and other employee costs	14,844	9,297	9,798	(5,547)	(37)%	501	5%
Facility-related costs	2,328	1,744	3,598	(584)	(25)%	1,854	106%
Transaction-related costs	1,021	4	—	(1,017)	(100)%	(4)	(100)%
Legacy plan restructuring costs	215	—	—	(215)	100%	—	—%
Restructuring, acquisition and integration-related costs	$40,030	$20,088	$19,320	$(19,942)	(50)%	$(768)	(4)%

The decrease in restructuring, acquisition and integration-related costs during the year ended December 31, 2014 compared to the prior year was primarily due to the following:

•	the completion of several acquisition and integration projects during the year;

•
partially offset by $7.3 million of restructuring costs recorded during the year ended December 31, 2014 for severance and other employee costs in connection with a reduction in workforce that eliminated approximately 450 positions driven by changes in our business strategy. Such costs were included in restructuring, acquisition and integration-related costs in the Consolidated Statement of Comprehensive Loss.

The decrease in restructuring, acquisition and integration-related costs during the year ended December 31, 2015 compared to the prior year was primarily due to the following:

•	the completion of integration projects during the year;

•
partially offset by an increase is restructuring costs. During the year ended December 31, 2015, we recored $13.4 million of restructuring costs in connection with changes in our business strategy, consisting of $9.8 million of severance and other employee costs due to reductions in workforce and $3.6 million of facilities-related costs due to the closing of certain sales offices. Such costs were included in restructuring, acquisition and integration-related costs in the Consolidated Statement of Comprehensive Loss.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts; interest earned on our cash, cash equivalents and marketable securities; and other miscellaneous income and expense items.

The following table presents our interest expense and other, net, for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$58,415	$56,382	$49,979	$(2,033)	(3)%	$(6,403)	(11)%
Interest income	(84)	(125)	—	41	49%	(125)	(100)%
Other, net	275	4	993	(271)	(99)%	989	*
Total interest expense and other, net	$58,606	$56,261	$50,972	$(2,263)	(4)%	$(5,539)	(10)%
________
* Percentage is not meaningful

The decrease in interest expense and other, net, during the year ended December 31, 2014 compared to the prior year was primarily due to lower interest expense resulting from the repayment of our remaining 10.5% ITC^DeltaCom Notes in May 2013 and issuance of 7.375% Senior Secured Notes due 2020.

The decrease in interest expense and other, net, during the year ended December 31, 2015 compared to the prior year was primarily due to lower interest expense resulting from reduced outstanding debt. In March 2015, we repurchased $21.1 million outstanding principal amount of our 8.875% Senior Notes due 2019 (the “Senior Notes”) in the open market. In April 2015, we repurchased an additional $5.0 million outstanding principal amount of our Senior Notes in the open market. In June 2015, we redeemed $70.0 million aggregate principal amount of our Senior Notes pursuant to terms under the indenture. In August 2015, we repurchased $30.0 million aggregate principal amount of our Senior Notes in the open market. We drew under our senior secured revolving credit facility to help fund the redemption in June 2015, of which $35.0 million was outstanding as of December 31, 2015. For more information about these transactions, refer to Note 7 to our Consolidated Financial Statements.

Loss on extinguishment of debt

During the years ended December 31, 2013 and 2015, we recorded $2.1 million and $9.7 million, respectively, for losses on extinguishment of debt. The losses consisted of premiums paid on our repurchases and redemptions, the write-off of unamortized discount on debt and the write-off of unamortized debt issuance costs. No loss on extinguishment of debt was recorded during the year ended December 31, 2014. For more information about our debt transactions, refer to Note 7 to our Consolidated Financial Statements.

Income tax (provision) benefit

The following table presents the components of our income tax (provision) benefit for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Current (provision) benefit	$1,639	$5,335	$(2,053)
Deferred (provision) benefit	(212,870)	(591)	(677)
Total income tax (provision) benefit	$(211,231)	$4,744	$(2,730)

During the year ended December 31, 2013, the current tax benefit was primarily related to the release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current state taxes and penalties and interest related to uncertain tax positions. During the year ended December 31, 2013, the non-cash deferred tax provision was due primarily to the recording of a valuation allowance against deferred tax assets (as further described below). During the year ended December 31, 2014, the current tax benefit was primarily related to the release of uncertain tax positions related to prior years, partially offset by expense for Canadian tax amounts payable, current year state taxes and penalties and interest related to uncertain tax positions. The non-cash deferred tax expense was due primarily to the amortization of deferred tax liabilities with indefinite useful lives. During the year ended December 31, 2015, the current tax provision was primarily related to the recording of an uncertain tax position, including applicable interest, related to certain tax positions that the Company has taken during prior years, expense for Canadian tax amounts payable and current year state taxes. The non-cash deferred tax expense for the year ended December 31, 2015 was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

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

We assess the realization of the deferred tax assets each reporting period. To the extent that our financial results improve and the deferred tax assets becomes realizable, we will reduce the valuation allowance through earnings. For more information about our income taxes, refer to Note 12 to our Consolidated Financial Statements.

Loss from discontinued operations, net of tax

The operating results of the our telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, we sold our telecom systems business. We have no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in our legacy Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2013 and 2014:

	Year Ended December 31,
	2013	2014
	(in thousands)
Revenues	$6,141	$116
Operating costs and expenses	(8,102)	(497)
Loss from discontinued operations, net of tax	$(1,961)	$(381)

Segment Results of Operations

We began recording revenue and cost of revenue transactions in our new segment structure during 2015. Management determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. The following discussion contains current year segment operating results under the new segment reporting structure and for comparability purposes, contains current year and prior year segment operating results under the previous segment reporting structure. For more information regarding our segment reporting, refer to Note 16 to our Consolidated Financial Statements.

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

New Segment Results

The following table presents segment results for our new reportable segment structure for the year ended December 31, 2015:

Year Ended
December 31, 2015

Enterprise/Mid-Market
Revenues	$444,968
Cost of revenues (excluding depreciation and amortization)	221,347
Gross margin	223,621
Small Business
Revenues	297,039
Cost of revenues (excluding depreciation and amortization)	139,440
Gross margin	157,599
Carrier/Transport
Revenues	135,905
Cost of revenues (excluding depreciation and amortization)	61,979
Gross margin	73,926
Consumer Services
Revenues	219,340
Cost of revenues (excluding depreciation and amortization)	77,862
Gross margin	141,478
Consolidated
Revenues	1,097,252
Cost of revenues (excluding depreciation and amortization)	500,628
Gross margin	$596,624

Previous Segment Results

Business Services Segment

The following table presents operating results for our legacy Business Services segment for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$964,227	$930,931	$877,912	$(33,296)	(3)%	$(53,019)	(6)%
Segment operating income	115,352	115,426	138,926	74	—%	23,500	20%

Business Services operating income was relatively flat during the years ended December 31, 2013 and 2014 due to efforts to protect our revenue base, such as targeted price increases and re-terms, and efforts to manage cost of revenues and operating expenses. Revenues for traditional voice and data products have been declining, which has been partially offset by an increase in revenues from our growth products. Business Services operating income increased during the year ended December 31, 2015 compared to the prior year due to continued efforts to protect our revenue base, such as targeted price increases, and efforts to manage cost of revenues and operating expenses. The increase in Business Services operating income during the year ended December 31, 2015 was partially offset by the allocation of certain expenses historically recorded in our Consumer Services segment to our legacy Business Services segment and to corporate expenses.

Consumer Services Segment

Consumer Services Operating Metrics

The following table presents subscriber and operating data for our Consumer Services segment for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Consumer Subscriber Activity
Subscribers at beginning of year	1,139,000	976,000	821,000
Gross organic subscriber additions	105,000	75,000	62,000
Adjustment (a)	—	—	19,000
Churn	(268,000)	(230,000)	(173,000)
Subscribers at end of year (b)	976,000	821,000	729,000

Consumer Metrics
Average dial-up subscribers (c)	582,000	511,000	466,000
Average high-speed subscribers (c)	473,000	385,000	307,000
Average consumer subscribers (c)	1,055,000	896,000	773,000

ARPU (d)	$21.83	$22.89	$23.57
Churn rate (e)	2.1%	2.1%	1.9%

(a) During the year ended December 31, 2015, we began reporting approximately 19,000 subscribers in our paying subscriber count as a result of price increases implemented during the period. These subscribers were previously counted as non-paying subscribers because their monthly fee was below a certain threshold.

(b) Subscriber counts do not include new non-paying customers. Customers receiving service under promotional programs that include periods of free service at inception are not included in subscriber counts until they become paying customers.

(c) Average subscribers is calculated by averaging the ending monthly subscribers or accounts for the thirteen months preceding and including the end of the year.

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

Consumer Services Operating Results

The following table presents operating results for our Consumer Services segment for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues	$276,379	$245,964	$219,340	$(30,415)	(11)%	$(26,624)	(11)%
Segment operating income	131,259	114,436	110,747	(16,823)	(13)%	(3,689)	(3)%

The decreases in Consumer Services operating income during the years ended December 31, 2014 and 2015 compared to the prior years were primarily due to limited sales and marketing activities, the continued maturation of the market for Internet access and competitive pressures in the industry. The decreases were partially offset by targeted price increases and decreases in operating expenses as our consumer subscriber base has decreased and become longer-tenured. Our longer tenured customers require less customer service and technical support and have a lower frequency of non-payment. The decrease in Consumer Services operating income during the year ended December 31, 2015 was also partially offset by the allocation of certain expenses historically recorded in our Consumer Services segment to our legacy Business Services segment and to corporate expenses.

Liquidity and Capital Resources

The following table presents summarized cash flow data for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,			2014 vs 2013		2015 vs 2014
	2013	2014	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$124,156	$139,995	$167,448	$15,839	13%	$27,453	20%
Net cash used in investing activities	(112,500)	(102,777)	(87,468)	9,723	9%	15,309	(15)%
Net cash used in financing activities	(52,641)	(19,721)	(122,817)	32,920	63%	(103,096)	523%
Net (decrease) increase in cash and cash equivalents	$(40,985)	$17,497	$(42,837)	$58,482	143%	$(60,334)	(345)%

Operating activities

The increase in cash provided by operating activities during the year ended December 31, 2014 compared to the prior year was primarily due to reduced payables resulting from favorable disputes with vendors, improved collection efforts on accounts receivables, lower payments for acquisition and integration-related costs and a decrease in cash interest paid. The increase in cash provided by operating activities during the year ended December 31, 2015 compared to the prior year was primarily due to lower operating costs and expenses and lower interest payments during the year ended December 31, 2015 compared to the prior year due to operating efficiencies and cost savings initiatives and lower outstanding debt, offset by lower revenues.

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

The decrease in net cash used in investing activities during the year ended December 31, 2015 compared to the prior year was primarily due to a $15.4 million decrease in capital expenditures. The decrease was primarily driven by an increased focus on managing our cash flows by improving our processes and being more efficient, more scrutiny of capital projects, a decrease in customer additions and timing of certain projects. Capital expenditures for the year ended December 31, 2015 primarily related to enhancing our network and technology infrastructure and the acquisition of new customers.

Financing activities

The decrease in net cash used in financing activities during the year ended December 31, 2014 compared to the prior year was primarily due to the following:

•	a $24.3 million decrease in net cash used for debt and capital lease transactions.

•
a $4.8 million decrease in dividends paid due to the timing of our quarterly dividend payment to shareholders. During the years ended December 31, 2013 and 2014, we declared cash dividends of $0.20 per share. However, we funded four quarterly payments during the year ended December 31, 2013 compared to three quarterly payments during the year ended December 31, 2014.

•
a $3.9 million decrease in repurchases of common stock. We repurchased 1.1 million shares of our common stock for $6.1 million during the year ended December 31, 2013, compared to 0.7 million shares of our common stock for $2.2 million during the year ended December 31, 2014.

The increase in net cash used in financing activities during the year ended December 31, 2015 compared to the prior year was primarily due to the following:

•
$131.3 million used for the redemption and repurchase of $126.1 million outstanding principal of our Senior Notes during the year ended December 31, 2015. For more information about these transactions, refer to Note 7 to our Consolidated Financial Statements.

•
a $10.4 million increase in dividends paid due to the timing of the funding of our quarterly dividend payment. During the the years ended December 31, 2014 and 2015, we declared cash dividends of $0.20 per share. However, we funded three quarterly payments during the year ended December 31, 2014 compared to five quarterly payments during the year ended December 31, 2015.

•	partially offset by $35.0 million drawn down under our senior secured revolving credit facility, net of repayments.

•	partially offset by a $2.2 million decrease in repurchases of common stock and $1.7 million of proceeds received for stock option exercises during the year ended December 31, 2015.

Future uses of cash

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the level of resources used for our sales and marketing activities, the level of restructuring activities, interest payments on outstanding debt, the costs incurred to redeem or repurchase debt and the size and types of future acquisitions in which we may engage, among others. The following is a summary of our primary future cash requirements:

•
Debt and interest. We expect to use cash to service our outstanding indebtedness, including $300.0 million aggregate principal amount of our Senior Secured Notes due in June 2020, $173.9 million aggregate principal amount of our Senior Notes due in May 2019 and current and future borrowings under our $135.0 million revolving credit facility. We may also use cash to repay outstanding indebtedness. During the year ended December 31, 2015, we redeemed or repurchased $126.1 million outstanding principal of our Senior Notes for $131.3 million. We may repurchase or redeem additional debt.

•
Capital expenditures. We expect to incur capital expenditures of approximately $85.0 million to $105.0 million during 2016. The capital expenditures primarily relate to the acquisition of new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

•
Other. We may also use cash to acquire or invest in other companies or to repurchase common stock. We also expect to use cash for current restructuring liabilities. Payments for restructuring liabilities incurred to date will be funded through operating cash flows. We continue to evaluate our business, including evaluating ways to reduce the cost structure of our business, and may use cash for additional restructuring activities.

Future sources of cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the years ended December 31, 2013, 2014 and 2015, we generated $124.2 million, $140.0 million and $167.4 million in cash from operations, respectively. As of December 31, 2015, we had $91.3 million in cash and cash equivalents. Our cash and cash equivalents are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unfavorable economic conditions.

We also have a credit agreement providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. Our senior secured revolving credit facility terminates in May 2017, and at that time any amounts outstanding thereunder shall be due and payable in full. As of December 31, 2015, $35.0 million was outstanding under our senior secured revolving credit facility.

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

Contractual Obligations and Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2015:

		Payment Due by Period
	Total	2016	2017- 2018	2019- 2020	After 5 Years
	(in thousands)
Long-term debt (1)	$508,925	$5,000	$30,000	$473,925	$—
Interest payments on long-term debt (2)	151,645	38,852	75,661	37,132	—
Purchase commitments (3)	156,188	63,873	65,499	20,461	6,355
Operating leases (4)	137,034	33,898	54,080	30,138	18,918
Capital leases (5)	19,268	3,278	6,574	6,424	2,992
Total (6)	$973,060	$144,901	$231,814	$568,080	$28,265
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and unamortized issuance costs. As of December 31, 2015, we had $508.9 million aggregate principal amount of debt outstanding, consisting of $173.9 million of 8.875% Senior Notes due May 15, 2019, $300.0 million of 7.375% Senior Secured Notes due June 1, 2020 and $35.0 million outstanding under our revolving credit facility.

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

(4)
These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2023, as well as an allocation for operating expenses. Not included in these amounts is expected sublease income of $2.4 million, $2.3 million, $2.2 million and $1.9 million during the years ended December 31, 2016, 2017, 2018 and 2019, respectively.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty. Of our total $18.4 million total gross uncertain tax positions as of December 31, 2015, $1.6 million would impact the effective tax rate once settled.

Debt Covenants

The credit agreement for our senior secured revolving credit facility requires us to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the agreement. Additionally, the credit agreement requires us to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. We were in compliance with all covenants as of December 31, 2015. We expect to be in compliance with the maintenance covenants in our credit agreement for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Share Repurchase Program

The Board of Directors has authorized a total of $750.0 million to repurchase our common stock under our share repurchase program. As of December 31, 2015, we had utilized approximately $684.3 million pursuant to the authorizations and had $65.7 million available under the current authorization. We may repurchase our common stock from time to time in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be terminated by the

Board of Directors at any time. In addition, the agreements governing our Senior Secured Notes, Senior Notes and senior secured revolving credit facility contain restrictions on our ability to repurchase common stock.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, loss on extinguishment of debt, and loss from discontinued operations, net of tax.  Unlevered Free Cash Flow is defined as net income (loss) before interest expense and other, net, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, impairment of goodwill and long-lived assets, restructuring, acquisition and integration-related costs, loss on extinguishment of debt, and loss from discontinued operations, net of tax, less cash used for purchases of property and equipment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net loss	$(538,827)	$(72,752)	$(43,210)
Interest expense and other, net	58,606	56,261	50,972
Income tax provision (benefit)	211,231	(4,744)	2,730
Depreciation and amortization	183,114	186,872	188,315
Stock-based compensation expense	13,275	12,600	14,594
Impairment of goodwill and long-lived assets	255,599	14,334	—
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Loss on extinguishment of debt	2,080	—	9,734
Loss from discontinued operations, net of tax	1,961	381	—
Adjusted EBITDA	$227,069	$213,040	$242,455

The following table presents a reconciliation of Unlevered Free Cash Flow to the most closely related financial measure reported under GAAP for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net loss	$(538,827)	$(72,752)	$(43,210)
Interest expense and other, net	58,606	56,261	50,972
Income tax provision (benefit)	211,231	(4,744)	2,730
Depreciation and amortization	183,114	186,872	188,315
Stock-based compensation expense	13,275	12,600	14,594
Impairment of goodwill and long-lived assets	255,599	14,334	—
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Loss on extinguishment of debt	2,080	—	9,734
Loss from discontinued operations, net of tax	1,961	381	—
Purchases of property and equipment	(143,614)	(102,863)	(87,468)
Unlevered Free Cash Flow	$83,455	$110,177	$154,987

The following table presents a reconciliation of Unlevered Free Cash Flow, as a liquidity measure, to net cash provided by operating activities for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net cash provided by operating activities	$124,156	$139,995	$167,448
Income tax provision (benefit)	211,231	(4,744)	2,730
Non-cash income taxes	(212,870)	(591)	(677)
Interest expense and other, net	58,606	56,261	50,972
Amortization of debt discount, premium and issuance costs	(2,061)	(4,104)	(3,703)
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Changes in operating assets and liabilities	5,662	5,673	6,721
Purchases of property and equipment	(143,614)	(102,863)	(87,468)
Other, net	2,315	462	(356)
Unlevered Free Cash Flow	$83,455	$110,177	$154,987

Net cash used in investing activities	$(112,500)	$(102,777)	$(87,468)
Net cash used in financing activities	$(52,641)	$(19,721)	$(122,817)

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
Revenue Recognition
We offer certain services that are provided by third-party vendors. When we are the primary obligor in a transaction, have latitude in establishing prices, are the party determining the service specifications or have several but not all of these indicators, we record the revenue and cost of revenue on a gross basis. If we are not the primary obligor and/or a third-party vendor has latitude in establishing prices, we record revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed to the customer and recording the net amount as revenue.

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

A change in the determination of gross versus net revenue recognition would have an impact on the gross amounts of revenues and cost of revenues we recognize and the gross profit margin percentages in the period in which such determination is made and in subsequent periods; however, such a change in determination of revenue recognition would not affect net loss.

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

A 10% difference in our sales credit reserves as of December 31, 2015 would have affected net loss by approximately $1.4 million during the year ended December 31, 2015.

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

A 10% difference in our allowance for doubtful accounts as of December 31, 2015 would have affected net loss by approximately $0.4 million as of December 31, 2015.

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

While we believe our reserves for billing disputes are adequate, it is reasonably possible that we could record additional expense of up to $14.7 million for unrecorded disputed amounts.

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

During the year ended December 31, 2013, we recorded income tax expense of $266.3 million to record a valuation allowance for deferred tax assets that we determined are not "more-likely-than-not" able to be realized. Any future change in the valuation allowance could have an effect on stockholders' equity and the income tax provision in the statement of comprehensive loss.

As of December 31, 2015, we had unrecognized tax positions of $18.4 million. Within the next twelve months, it is reasonably possible that approximately $2.2 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions. Approximately $1.6 million would impact the effective rate once settled.

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

We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.

Application of the goodwill impairment test requires judgment, including performing the qualitative assessment, the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.

We estimate the fair values of our reporting units based on weighting of the income and market approaches. For our fiscal year 2014 and 2015 annual goodwill impairment tests, we only used the income approach. For our fiscal year 2013 annual goodwill impairment test, we used a weighting of both models. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, we estimate the fair value using the guideline company method. We select guideline companies in the industry where each reporting unit operates. We primarily use revenue and EBITDA multiples based on the multiples of the selected guideline companies.

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

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the past three years.

During the first quarter of 2013, we performed an interim goodwill test and recognized a $256.7 million non-cash impairment charge to goodwill related to our legacy Business Services reporting unit. The impairment was based on an analysis of a number of factors after a decline in our market capitalization following the announcement of our fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.

During the third quarter of 2015, we performed an interim goodwill test as a result of a change in reporting units. The impairment test indicated the estimated fair value of our reporting units exceeded their carrying values and did not result in any goodwill impairment charge.

As of December 31, 2015, we had approximately $137.8 million of goodwill. Our fiscal 2015 annual impairment test indicated the estimated fair value of our reporting units exceeded their carrying values. However, deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

Examples of events or circumstances that could have a negative effect on the estimated fair value of our reporting units include (i) changes in technology or customer demands that were not anticipated; (ii) competition or regulatory developments in the industry that may adversely affect profitability; (iii) a prolonged weakness in general economic conditions; (iv) a sustained decrease in share price; (v) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our strategy to grow our growth products. If the assumptions used in the impairment analysis are not met or materially change, we may be required to recognize an impairment loss.

There have been no significant events since the timing of our fiscal 2015 annual impairment test that would have triggered additional impairment testing.

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

During the year ended December 31, 2014, we recorded $14.3 million for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. We did not recognize any other material impairment charges for our long-lived assets during the past three years.

During the year ended December 31, 2015, we recorded additional amortization expense of $5.7 million as a result of a change in estimate in December 2014 for the estimated useful lives of certain customer relationships. We did not have any other material changes in useful lives for our long-lived assets during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to account for long-lived assets.

Loss Contingencies
We are party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, E911 payments, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. We accrue for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. We review our accruals each reporting period.

Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. In addition, we are subject to significant regulation, and regulatory matters are subject to differing interpretations.

Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change, it could have a material impact on our business, consolidated financial position, results of operations or cash flows

We have not made any material changes in the accounting methodology used to accrue for loss contingencies during the past three years.

During the year ended December 31, 2013, we recorded a $7.2 million favorable adjustment to decrease our reserves for regulatory audits resulting from final interpretation and resolution of certain regulatory audits, primarily an audit by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments. During the year ended December 31, 2014, we recorded a $2.2 million liability for a loss contingency that became probable and estimable during the year. Such amount was settled and paid during the year ended December 31, 2015.

Cautionary Note Concerning Factors That May Affect Future Results

The Management's Discussion and Analysis and other portions of this Annual Report on Form 10-K include "forward-looking" statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our strategy to successfully transition to a leading managed network, security and cloud services provider, which could adversely affect our results of operations and cash flows; (2) that we may not be able to increase revenues from our growth products and services to offset declining revenues from our traditional products and services, which could adversely affect our results of operations and cash flows; (3) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (4) that failure to achieve operating efficiencies and otherwise reduce costs would adversely affect our results of operations and cash flows; (5) that we may have to undertake further restructuring plans that would require additional charges; (6) that we may be unable to successfully divest non-strategic products, which could adversely affect our results of operations; (7) that acquisitions we complete could result in operating difficulties, dilution, increased liabilities, diversion of management attention and other adverse consequences, which could adversely affect our results of operations; (8) that we face significant competition in our business markets, which could adversely affect our results of operations; (9) that failure to retain existing customers could adversely affect our results of operations and cash flows; (10) that decisions by legislative or regulatory authorities, including the Federal Communications Commission, relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (11) that if we are unable to interconnect with AT&T, Verizon and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (12) that the continued decline in switched access and reciprocal compensation revenue will adversely affect our results of operations; (13) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (14) that if our larger carrier customers terminate the service they receive from us, our wholesale revenue and results of operations could be adversely affected; (15) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (16) that our commercial and alliance arrangements may not be renewed or may not generate expected benefits, which could adversely affect our results of operations; (17) that our consumer business is dependent on the availability of third-party network service providers; (18) that we face significant competition in the Internet access industry that could reduce our profitability; (19) that the continued decline of our consumer access subscribers will adversely affect our results of operations; (20) that lack of regulation governing wholesale Internet service providers could adversely affect our operations; (21) that cyber security breaches could harm our business; (22) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (23) that interruption or failure of our network, information systems or other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (24) that our business depends on effective business support systems and processes; (25) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (26) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (27) that we may not be able to protect our intellectual property; (28) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (29) that unfavorable general economic conditions could harm our business; (30) that government regulations could adversely affect our business or force us to change our business practices; (31) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (32) that we may be required to recognize impairment charges on our goodwill and other intangible assets, which would adversely affect our results of operations and financial position; (33) that we may have exposure to greater than anticipated tax liabilities and we may be limited in the use of our net operating losses and certain other tax attributes in the future; (34) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our business and industry; (35) that we may require substantial capital to support business growth, and this capital may not be available to us on acceptable terms, or at all; (36) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness; (37) that we may reduce, or cease payment of, quarterly cash dividends; (38) that our stock price may be volatile; (39) that provisions of our certificate of incorporation, bylaws and other elements of our capital structure could limit our share price and delay a change of control of the company; and (40) that our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ flexibility in obtaining a judicial forum for disputes with us or our directors, officers or employees. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to interest rate risk with respect to our outstanding indebtedness. As of December 31, 2014 and 2015, we had approximately $582.4 million and $498.8 million, respectively, of long-term debt outstanding (excluding capital lease obligations). The fair value of our outstanding indebtedness may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. We currently do not engage in any interest rate hedging activity; however, we will continue to monitor the interest rate environment. A hypothetical increase of 100 basis points in the interest rate relative to this debt would not have a material effect on our results of operations or financial condition. For more information regarding our outstanding indebtedness, refer to Note 7 to our Consolidated Financial Statements.

The estimated fair value of our Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of our senior secured revolving credit facility approximated its fair value as of December 31, 2015. The following table presents the fair value of our outstanding indebtedness, excluding capital lease obligations, as of December 31, 2014 and 2015:

	As of December 31, 2014		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Secured Notes	$294,208	$301,503	$295,277	$305,439
Senior Notes	288,226	300,300	168,532	177,404
Senior secured revolving credit facility	—	—	35,000	35,000
Total debt, excluding capital leases	$582,434	$601,803	$498,809	$517,843

Item 8.    Financial Statements And Supplementary Data.
EARTHLINK HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited the accompanying consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EarthLink Holdings Corp. at December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EarthLink Holdings Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of EarthLink Holdings Corp.

We have audited EarthLink Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EarthLink Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EarthLink Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EarthLink Holdings Corp. as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of EarthLink Holdings Corp. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 19, 2016

EARTHLINK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2015
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,133	$91,296
Accounts receivable, net of allowance of $6,211 and $3,537 as of December 31, 2014 and 2015, respectively	92,616	74,724
Prepaid expenses	13,761	14,187
Other current assets	13,671	9,724
Total current assets	254,181	189,931
Property and equipment, net	404,713	372,504
Goodwill	137,751	137,751
Other intangible assets, net	91,490	25,325
Other long-term assets	11,061	9,141
Total assets	$899,196	$734,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,726	$18,442
Accrued payroll and related expenses	50,197	50,532
Other accrued liabilities	85,181	64,305
Deferred revenue	43,940	40,229
Current portion of long-term debt and capital lease obligations	1,537	6,787
Total current liabilities	204,581	180,295
Long-term debt and capital lease obligations	595,319	505,613
Long-term deferred income taxes, net	3,199	3,876
Other long-term liabilities	21,313	22,022
Total liabilities	824,412	711,806
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and 2015	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 198,623 and 200,207 shares issued as of December 31, 2014 and 2015, respectively, and 102,296 and 103,880 shares outstanding as of December 31, 2014 and 2015, respectively	1,986	2,002
Additional paid-in capital	2,035,382	2,026,638
Accumulated deficit	(1,217,727)	(1,260,937)
Treasury stock, at cost, 96,327 shares as of December 31, 2014 and 2015	(744,857)	(744,857)
Total stockholders’ equity	74,784	22,846
Total liabilities and stockholders’ equity	$899,196	$734,652
The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2014	2015
	(in thousands, except per share data)
Revenues	$1,240,606	$1,176,895	$1,097,252
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	600,742	557,436	500,628
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	426,070	419,019	368,763
Depreciation and amortization	183,114	186,872	188,315
Impairment of goodwill and long-lived assets	255,599	14,334	—
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Total operating costs and expenses	1,505,555	1,197,749	1,077,026
Income (loss) from operations	(264,949)	(20,854)	20,226
Interest expense and other, net	(58,606)	(56,261)	(50,972)
Loss on extinguishment of debt	(2,080)	—	(9,734)
Loss from continuing operations before income taxes	(325,635)	(77,115)	(40,480)
Income tax (provision) benefit	(211,231)	4,744	(2,730)
Loss from continuing operations	(536,866)	(72,371)	(43,210)
Loss from discontinued operations, net of tax	(1,961)	(381)	—
Net loss	$(538,827)	$(72,752)	$(43,210)

Other comprehensive loss, net of tax:
Unrealized holding losses on investments, net of tax	(12)	—	—
Other comprehensive loss, net of tax	(12)	—	—
Comprehensive loss	$(538,839)	$(72,752)	$(43,210)

Basic and diluted net loss per share
Continuing operations	$(5.23)	$(0.71)	$(0.42)
Discontinued operations	(0.02)	—	—
Basic and diluted net loss per share	$(5.25)	$(0.71)	$(0.42)
Basic and diluted weighted average common shares outstanding	102,599	102,313	103,388

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balance as of December 31, 2012	196,919	$1,969	$2,057,974	$(606,148)	(94,180)	$(735,003)	$12	$718,804
Vesting of restricted stock units	572	6	(6)	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,009)	—	—	—	—	(2,009)
Dividends paid on shares outstanding and restricted stock units	—	—	(20,795)	—	—	—	—	(20,795)
Change in dividends payable on restricted stock units	—	—	(576)	—	—	—	—	(576)
Stock-based compensation expense	—	—	13,275	—	—	—	—	13,275
Return of One Communications escrow shares	—	—	—	—	(231)	(1,320)	—	(1,320)
Change in deferred tax asset	—	—	(256)	—	—	—	—	(256)
Repurchases of common stock	—	—	—	—	(1,204)	(6,066)	—	(6,066)
Unrealized holding losses, net of tax	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(538,827)	—	—	—	(538,827)
Balance as of December 31, 2013	197,491	1,975	2,047,607	(1,144,975)	(95,615)	(742,389)	—	162,218
Vesting of restricted stock units	1,132	11	(11)	—	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,418)	—	—	—	—	(3,418)
Dividends paid on shares outstanding and restricted stock units	—	—	(16,013)	—	—	—	—	(16,013)
Change in dividends payable on shares outstanding and restricted stock units	—	—	(5,383)	—	—	—	—	(5,383)
Stock-based compensation expense	—	—	12,600	—	—	—	—	12,600
Return of One Communications escrow shares	—	—	—	—	(56)	(258)	—	(258)
Repurchases of common stock	—	—	—	—	(656)	(2,210)	—	(2,210)
Net loss	—	—	—	(72,752)	—	—	—	(72,752)
Balance as of December 31, 2014	198,623	1,986	2,035,382	(1,217,727)	(96,327)	(744,857)	—	74,784
Vesting of restricted stock units and exercise of stock options	1,584	16	1,699	—	—	—	—	1,715
Tax withholdings related to net share settlements of restricted stock units and stock options	—	—	(3,102)	—	—	—	—	(3,102)
Dividends paid on shares outstanding and restricted stock units	—	—	(26,388)	—	—	—	—	(26,388)
Change in dividends payable on shares outstanding and restricted stock units	—	—	4,453	—	—	—	—	4,453
Stock-based compensation expense	—	—	14,594	—	—	—	—	14,594
Net loss	—	—	—	(43,210)	—	—	—	(43,210)
Balance as of December 31, 2015	200,207	$2,002	$2,026,638	$(1,260,937)	(96,327)	$(744,857)	$—	$22,846
The accompanying notes are an integral part of these consolidated financial statements.

EARTHLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:	(in thousands)
Net loss	$(538,827)	$(72,752)	$(43,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	183,114	186,872	188,315
Impairment of goodwill and long-lived assets	255,599	14,334	—
Non-cash income taxes	212,870	591	677
Stock-based compensation	13,275	12,600	14,594
Amortization of debt discount, premium and issuance costs	2,061	4,104	3,703
Loss on extinguishment of debt	2,080	—	9,734
Other operating activities	(354)	(81)	356
Decrease in accounts receivable, net	12,039	8,191	17,892
Decrease in prepaid expenses and other assets	6,245	4,457	3,281
Decrease in accounts payable and accrued and other liabilities	(22,321)	(12,792)	(24,171)
Decrease in deferred revenue	(1,625)	(5,529)	(3,723)
Net cash provided by operating activities	124,156	139,995	167,448
Cash flows from investing activities:
Purchases of property and equipment	(143,614)	(102,863)	(87,468)
Purchases of marketable securities	(41,209)	—	—
Sales and maturities of marketable securities	88,060	—	—
Purchase of business, net of cash acquired	(16,806)	—	—
Purchase of customer relationships	(1,195)	—	—
Other investing activities	2,264	86	—
Net cash used in investing activities	(112,500)	(102,777)	(87,468)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	290,565	—	89,761
Repayment of debt and capital lease obligations	(316,345)	(1,498)	(187,905)
Payment of dividends	(20,795)	(16,013)	(26,388)
Repurchases of common stock	(6,066)	(2,210)	—
Proceeds from exercises of stock options	—	—	1,715
Net cash used in financing activities	(52,641)	(19,721)	(122,817)
Net (decrease) increase in cash and cash equivalents	(40,985)	17,497	(42,837)
Cash and cash equivalents, beginning of year	157,621	116,636	134,133
Cash and cash equivalents, end of year	$116,636	$134,133	$91,296

The accompanying notes are an integral part of these financial statements.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

EarthLink Holdings Corp. (“EarthLink” or the “Company”), together with its consolidated subsidiaries, is a leading managed network, security and cloud services provider to business and residential customers in the United States. The Company provides a broad range of data, voice and managed network services to retail and wholesale business customers. The Company also provides nationwide Internet access and related value-added services to residential customers. The Company operates an extensive network including more than 29,000 route fiber miles and 90 metro fiber rings that provide data and voice IP service coverage across more than 90 percent of the United States. The Company operates four reportable segments aligned around distinct customer categories: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer. For further information concerning the Company’s reportable segments, see Note 16, “Segment Information.”

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of EarthLink include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, we reclassified $11.0 million of debt issuance costs from other long-term assets to a direct deduction of long-term debt and capital lease obligations and $0.8 million of net deferred tax liabilities from deferred income taxes, net, to long-term deferred income taxes, net, in the Consolidated Balance Sheet as of December 31, 2014 in connection with the adoption of new accounting guidance. See further discussion later in this Footnote 2. We also reclassified $2.1 million of loss on extinguishment of debt from interest expense and other, net, to loss on extinguishment of debt in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the useful lives of intangible assets and property and equipment; the use, recoverability, and/or realizability of certain assets, including deferred tax assets and acquired intangible assets; facility exit and restructuring liabilities; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of revenues; stock-based compensation expense; unrecognized tax benefits; and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Comprehensive Loss.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at amortized cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. The Company maintains an allowance for doubtful accounts for accounts receivable that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to the Company. If the financial condition of the Company's customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Bad debt expense related to allowances for doubtful accounts is included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

The Company's allowance for doubtful accounts was $6.2 million and $3.5 million as of December 31, 2014 and 2015, respectively. The Company's bad debt expense was $9.8 million, $8.7 million and $6.2 million during the years ended December 31, 2013, 2014 and 2015, respectively. The Company's write-offs of uncollectible accounts were $9.0 million, $11.1 million and $8.9 million during the years ended December 31, 2013, 2014 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the Company removes the original cost and related accumulated depreciation and any gains and losses are included in income (loss) from operations in the Consolidated Statements of Comprehensive Loss. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in income (loss) from operations in the Consolidated Statements of Comprehensive Loss.
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
The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs related to certain business customers to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders last mile facilities in connection with new customers acquired by the Company. Customer acquisition costs include external and internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.
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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of its reporting units using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
Other intangible assets consist of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party valuation specialist's appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During the year ended December 31, 2014, the Company recorded $14.3 million for impairment of long-lived assets, which consisted of impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. The impairment loss is classified within impairment of goodwill and long-lived assets in the Consolidated Statement of Comprehensive Loss.
Leases
The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company's operating lease agreements include scheduled rent escalations or rent holidays over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other accrued liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company's rent expense on a straight-line basis over the term of the related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.
Asset Retirement Obligations
The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to restore to their previous condition upon exit from the lease. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset over the shorter of estimated useful life or lease term. The Company's asset retirement obligations were $3.1 million and $3.3 million as of December 31, 2014 and 2015, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
General. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided or products have been delivered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company's customers generally are billed in advance for their services, and revenue is recognized ratably over the service period. Advance billings from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.
The Company generates business services revenue by providing a broad range of data, voice and managed network services to retail and wholesale business customers. The Company's business services revenue includes revenues from its Enterprise/Mid-Market, Small Business and Carrier/Transport segments. The Company classifies its business services revenue in the following three categories: (1) retail services, which includes data, voice and managed network services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity and other services to telecommunications carriers and large enterprises; and (3) other services, which primarily consists of web hosting. Revenues generally consist of recurring monthly charges for such services; usage fees; installation fees; termination fees; and administrative fees.

The Company’s generates consumer services revenue by providing nationwide Internet access and related value-added services to residential customers. The Company classifies its consumer services revenue in the following two categories: (1) access services, which includes dial-up and high-speed Internet access services; and (2) value-added services, which includes revenues from ancillary services sold as add-on features to the Company's Internet access services, such as security products, premium email only, home networking and email storage; search revenues; and advertising revenues. Revenues generally consist of recurring monthly charges for such services.

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

Gross versus net revenue recognition. The Company offers certain services that are provided by third-party vendors. When the Company is the primary obligor in a transaction, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, the Company records the revenue on a gross basis. If the Company is not the primary obligor and/or a third-party vendor has latitude in establishing prices, the Company records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed to the customer.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Comprehensive Loss.

Cost of Revenues

Cost of revenues includes costs directly associated with providing products and services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues includes the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and other costs directly related to the Company's network and services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network.
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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. Advertising expenses were $9.1 million, $7.8 million and $5.6 million during the years ended December 31, 2013, 2014 and 2015, respectively.
Stock-Based Compensation
As of December 31, 2015, the Company had various stock-based compensation plans, which are more fully described in Note 9, "Stock-Based Compensation." The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Contingencies

The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, E911 payments, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the amount of the loss can be reasonably estimated. When it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period.
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
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Facility exit and restructuring liabilities include estimates for, among other things, severance payments and amounts due under lease obligations, net of estimated sublease income, if any. Key variables in determining lease estimates include operating expenses due under lease arrangements, the timing and amounts of sublease rental payments, tenant improvement costs and brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently-available information. Such adjustments are classified as restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss.
Post-Employment Benefits
Post-employment benefits primarily consist of the Company's severance plans. When the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.
Interest Expense and Other, Net
Interest expense and other, net, is comprised of interest expense incurred on the Company's debt and capital leases; amortization of debt issuance costs, debt premiums and debt discounts; interest earned on the Company's cash, cash equivalents and marketable securities; and other miscellaneous income and expense items. The following table presents the Company's interest expense and other, net, during the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Interest expense	$58,415	$56,382	$49,979
Interest income	(84)	(125)	—
Other, net	275	4	993
Interest expense and other, net	$58,606	$56,261	$50,972

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax (provision) benefit in the Consolidated Statements of Comprehensive Loss.

Discontinued Operations

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom ("ITC^DeltaCom") have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business. The Company has no significant continuing involvement in the operations or significant continuing direct cash flows. The telecom systems results of operations were previously included in the Company's legacy Business Services segment.

The following table presents summarized results of operations related to discontinued operations for the years ended December 31, 2013 and 2014:

	Year Ended December 31,
	2013	2014
	(in thousands)
Revenues	$6,141	$116
Operating costs and expenses	(8,102)	(497)
Loss from discontinued operations, net of tax	$(1,961)	$(381)
Earnings per Share

Basic earnings per share represents net loss divided by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively "Common Stock Equivalents"), were exercised or converted into common stock. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards.

The Company has not included the effect of Common Stock Equivalents in the calculation of diluted earnings per share for the years ended December 31, 2013, 2014 and 2015 because such inclusion would have an anti-dilutive effect due to the Company's net loss. As of December 31, 2013, 2014 and 2015, the Company had 9.5 million, 8.3 million and 8.7 million stock options and restricted stock units outstanding, respectively, which were excluded from the determination of dilutive earnings per share. Anti-dilutive securities could be dilutive in future periods.

Comprehensive Loss

Comprehensive loss as presented in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2013 includes unrealized losses, net of tax, on certain investments classified as available-for-sale.

Certain Risks and Concentrations
Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the customer base. Additionally, the Company maintains allowances for potential credit losses. As of December 31, 2014 and 2015, no customer accounted for more than 10% of gross accounts receivable.
Supply Risk. The Company's business depends on the availability, capacity, affordability, reliability and security of third-party network service providers. Only a small number of providers offer the network services the Company requires, and the majority of its network services are currently purchased from a limited number of network service providers. Although management believes that alternate network providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs. The new guidance requires an entity to present debt issuance costs as a direct deduction from the related debt liability rather than as an asset. Entities are required to apply the new guidance retrospectively to all prior periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance retrospectively for all periods presented. As a result, the Company reclassified $11.0 million and $7.0 million of debt issuance costs from other long-term assets to a direct deduction of long-term debt and capital lease obligations in its Consolidated Balance Sheets as of December 31, 2014 and 2015, respectively.

In April 2015, the FASB issued authoritative guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Entities can apply the new guidance either prospectively or retrospectively to all prior periods. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In November 2015, the FASB issued authoritative guidance on the balance sheet classification of deferred tax assets. The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to current guidance which requires a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. The new standard may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance retrospectively for all periods presented. As a result, the Company reclassified $0.8 million and $0.7 million of net deferred tax liabilities from deferred income taxes, net, to long-term deferred income taxes, net, in its Consolidated Balance Sheets as of December 31, 2014 and 2015, respectively.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Acquisition

On July 1, 2013, the Company acquired substantially all of the assets of CenterBeam, Inc. ("CenterBeam"), a privately-held information technology managed service provider delivering cloud computing and hosted IT services to mid-sized businesses. The fair value of consideration transferred was $23.5 million, which included $16.8 million of cash and $6.7 million for the assumption and repayment of debt and other obligations. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed of CenterBeam were recognized at their acquisition date fair values. In allocating the purchase price based on estimated fair values, the Company recorded approximately $16.7 million of goodwill, $6.4 million of identifiable intangible assets, $0.8 million of property and equipment and $0.4 million of net other liabilities. Substantially all of the goodwill is deductible for income tax purposes. The Company included the financial results of CenterBeam in its consolidated financial statements from the date of acquisition. Pro forma financial information for CenterBeam has not been presented, as the effects were not material to the Company's consolidated financial statements.

4.     Property and Equipment
The Company's property and equipment consisted of the following as of December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
	(in thousands)
Communications and fiber optic networks	$595,050	$619,699
Computer equipment and software	251,107	278,139
Land and buildings	42,379	42,477
Leasehold improvements	29,336	29,407
Office and other equipment	14,521	15,688
Work in progress	15,693	13,786
Property and equipment, gross	948,086	999,196
Less accumulated depreciation	(543,373)	(626,692)
Property and equipment, net	$404,713	$372,504

Depreciation expense, which includes amortization of property under capital leases, was $116.7 million, $123.7 million and $122.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.

During the year ended December 31, 2015, the Company wrote-off, retired or impaired property and equipment that had a cost basis of $38.8 million and accumulated depreciation of $36.9 million.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Goodwill and Other Intangible Assets

Goodwill

The Company has historically operated two reportable segments, Business Services and Consumer Services. Effective September 30, 2015, the Company implemented certain organizational, operational and reporting changes that resulted in the disaggregation of its Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. The Consumer Services segment was not impacted. For further information concerning the change in reportable segments, see Note 16, “Segment Information.” Upon disaggregation, the Company reassigned the goodwill balance of its legacy Business Services segment to the newly formed reportable segments based on a relative fair value allocation method. The following table presents the reassignment of goodwill to the newly formed reportable segments:

	Enterprise/	Small	Carrier/	Business	Consumer
	Mid-Market	Business	Transport	Services	Services	Total
	(in thousands)
Balance as of December 31, 2014
Goodwill	$—	$—	$—	$393,409	$88,920	$482,329
Accumulated impairment loss	—	—	—	(344,578)	—	(344,578)
	—	—	—	48,831	88,920	137,751
Change in reportable segments
Goodwill	237,982	57,137	98,290	(393,409)	—	—
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	344,578	—	—
	29,539	7,092	12,200	(48,831)	—	—

Balance as of December 31, 2015
Goodwill	237,982	57,137	98,290	—	88,920	482,329
Accumulated impairment loss	(208,443)	(50,045)	(86,090)	—	—	(344,578)
	$29,539	$7,092	$12,200	$—	$88,920	$137,751

There were no other changes in the carrying amount of goodwill during the year ended December 31, 2015.

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets as of December 31, 2014 and 2015:

	As of December 31, 2014			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships	$359,187	$(271,968)	$87,219	$346,825	$(323,365)	$23,460
Developed technology and software	26,261	(22,096)	4,165	26,261	(24,396)	1,865
Trade names	1,521	(1,521)	—	1,521	(1,521)	—
Other	1,800	(1,694)	106	—	—	—
Other intangible assets, net	$388,769	$(297,279)	$91,490	$374,607	$(349,282)	$25,325

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using the straight-line method to match the estimated cash flow generated by such assets, and amortizes its developed technology and trade names using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2015, the weighted average amortization periods were 5.3 years for customer relationships and 3.8 years for developed technology. As a result of a change in estimate for the estimated useful

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

lives of certain customer relationships in December 2014, the results of operations for the year ended December 31, 2015 includes additional amortization expense of $5.7 million, or $0.05 per share, respectively.

Amortization of intangible assets, which is included in depreciation and amortization in the Consolidated Statements of Comprehensive Loss, for the years ended December 31, 2013, 2014 and 2015 was as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Amortization expense	$66,370	$63,177	$66,164

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $23.6 million, $1.3 million and $0.4 million during the years ending December 31, 2016, 2017 and 2018, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

Impairment Tests of Goodwill and Intangible Assets

2015 Interim Test of Goodwill. Prior to September 30, 2015, the Company identified two reporting units for evaluating goodwill, Business Services and Consumer Services. In connection with changes in the Company's organizational, operational and reporting structure, effective September 30, 2015, the Company identified four reporting units for evaluating goodwill: Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer Services. Each of these reporting units constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. As a result of the change in reporting units, the Company performed an interim goodwill test immediately prior to the change in reporting units at the legacy reporting unit level and immediately after the change in reporting units at the new reporting unit level.

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

2013 Interim Test of Goodwill. During the first quarter of 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its legacy Business Services reporting unit, of which $255.6 million is included in continuing operations and $1.1 million is reflected in discontinued operations. The impairment was based on an analysis of a number of factors after a decline in the Company's market capitalization following the announcement of its fourth quarter 2012 earnings and 2013 financial guidance. The primary factor contributing to the impairment was a change in the discount rate and market multiples as a result of the change in these market conditions, both key assumptions used in the determination of fair value.

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
The Company identified two reporting units, Business Services and Consumer Services, for evaluating goodwill as of March 31, 2013. Each of these reporting units constituted a business for which discrete financial information was available and segment management regularly reviewed the operating results. The Company estimated the fair values of its reporting units based on

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry in which each reporting unit operates.

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
Annual Tests of Goodwill. The annual impairment test during the fourth quarters of 2013, 2014 and 2015 indicated that the fair value of the Company's reporting units exceeded their carrying values.

The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2015 impairment test. The Company identified four reporting units for evaluating goodwill for the 2015 annual impairment test, which were Enterprise/Mid-Market, Small Business, Carrier/Transport and Consumer Services. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

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

Definite-Lived Intangible Assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2013, 2014 and 2015.

6.  Other Accrued Liabilities

The Company's other accrued liabilities consisted of the following as of December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
	(in thousands)
Accrued taxes and surcharges	$17,801	$14,663
Accrued communications costs	25,917	23,201
Customer-related liabilities	9,565	7,854
Accrued interest	5,251	3,822
Accrued dividends	6,780	776
Other	19,867	13,989
Total other accrued liabilities	$85,181	$64,305

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
	(in thousands)
Senior secured notes due June 2020	$300,000	$300,000
Unamortized debt issue costs on senior secured notes due June 2020	(5,792)	(4,723)
Senior notes due May 2019	300,000	173,925
Unamortized discount and debt issue costs on senior notes due May 2019	(11,774)	(5,393)
Senior secured revolving credit facility	—	35,000
Capital lease obligations	14,422	13,591
Carrying value of debt and capital lease obligations	596,856	512,400
Less current portion of debt and capital lease obligations	(1,537)	(6,787)
Long-term debt and capital lease obligations	$595,319	$505,613

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

The Company recognized a $9.7 million loss on extinguishment of debt on the above transactions during the year ended December 31, 2015, consisting of $5.2 million for premiums paid on the repurchase, $2.5 million for the write-off of unamortized discount on debt and $2.0 million for the write-off of unamortized debt issuance costs. The losses are included in loss on extinguishment of debt in the Consolidated Statement of Comprehensive Loss. The payment of premiums is included in repayment of debt and capital lease obligations in the Consolidated Statement of Cash Flows.

During the year ended December 31, 2015, the Company drew a total of $90.0 million under its senior secured revolving credit facility, net of issuance costs, and repaid a total of $55.0 million of its senior secured revolving credit facility, for a net increase of $35.0 million during the the year. In January 2016, the Company repaid an additional $5.0 million of its senior secured revolving credit facility. As of December 31, 2015, the Company had $35.0 million outstanding under its senior secured revolving credit facility, of which $5.0 million was classified within current portion of long-term debt and capital lease obligations and $30.0 million was classified within long-term debt and capital lease obligations.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Secured Notes due June 2020
General.  In May 2013, the Company completed a private placement of $300.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2020 (the “Senior Secured Notes”). The Senior Secured Notes were issued at 100% of their principal amount, resulting in gross proceeds of approximately $300.0 million and net proceeds of $292.6 million after deducting transaction fees and expenses of $7.4 million. The transaction fees and expenses are classified as a direct deduction of long-term debt and capital lease obligations in the Consolidated Balance Sheet and are being amortized to interest expense on a straight-line basis over the life of the Senior Secured Notes. The effective interest rate of the Senior Secured Notes is 7.73%, which includes the stated interest rate and the transaction fees and expenses. In August 2013, in accordance with the registration rights granted to the original purchasers of the Senior Secured Notes, the Company completed an exchange offer of the privately placed Senior Secured Notes for new 7.375% Senior Secured Notes due 2020 registered with the Securities and Exchange Commission ("SEC") with substantially identical terms to the original Senior Secured Notes.
The Senior Secured Notes accrue interest at a rate of 7.375% per year, payable on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Secured Notes mature on June 1, 2020. No principal amount is due until June 1, 2020.
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
Covenants. The indenture governing the Senior Secured Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, create liens, transfer and sell assets, enter into certain transactions with affiliates, issue or sell stock of subsidiaries, engage in sale-leaseback transactions and create restrictions on dividends or other payments by restricted subsidiaries. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Secured Notes also contains customary events of default. As of December 31, 2015, the Company was in compliance with these covenants.

The indenture governing the Senior Secured Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments.  As of December 31, 2015, the indenture governing the Company's Senior Secured Notes permitted approximately $134.5 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

Senior Notes due May 2019

General.  In May 2011, the Company completed a private placement of $300.0 million aggregate principal amount of Senior Notes.  The Senior Notes were issued at 96.555% of their principal amount, resulting in gross proceeds of approximately $289.7 million and net proceeds of $280.2 million after deducting transaction fees of $9.5 million. The effective interest rate of the Senior Notes is 9.83%, which includes the stated interest rate, the original issue discount and the transaction fees. In September 2011, in accordance with the registration rights granted to the original purchasers of the Senior Notes, the Company completed an exchange offer of the privately placed Senior Notes for new 8.875% Senior Notes due 2019 registered with the SEC with substantially identical terms to the original Senior Notes.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Senior Notes accrue interest at a rate of 8.875% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2011. The Senior Notes mature on May 15, 2019. No principal amount is due until May 15, 2019.

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

Covenants. The indenture governing the Senior Notes includes covenants which, subject to certain exceptions, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the Restricted Subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the Senior Notes also contains customary events of default. As of December 31, 2015, the Company was in compliance with these covenants.

The indenture governing the Senior Notes contains covenants regarding the Company's ability to make Restricted Payments (as defined in the indenture), including certain dividends, stock purchases, debt repayments and investments. As of December 31, 2015, the indenture governing the Company's Senior Notes permitted approximately $262.7 million in Restricted Payments. The Company's ability to make Restricted Payments varies over time, and is determined, in part, by the extent that the Company's cumulative EBITDA exceeds 300% of its cumulative interest expense.

ITC^DeltaCom Senior Secured Notes due April 2016

In connection with EarthLink’s acquisition of ITC^DeltaCom in December 2010, EarthLink assumed ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due April 2016 (the “ITC^DeltaCom Notes”). The ITC^DeltaCom Notes accrued interest at a rate of 10.5% per year.

In May 2013, the Company commenced a cash tender offer (the “Tender Offer”) for the $292.3 million outstanding principal amount of the ITC^DeltaCom Notes. Approximately $129.6 million aggregate principal amount (or 44.36%) of the ITC^DeltaCom Notes were validly tendered in May 2013 at a price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest. In June 2013, the Company redeemed the remaining $162.7 million aggregate principal amount of the ITC^DeltaCom Notes at a redemption price equal to 105.250% of the principal amount thereof, plus accrued and unpaid interest. As a result, all of the remaining obligations under the indenture for the ITC^DeltaCom Notes were terminated and no principal amount remains outstanding. The Company paid an aggregate of $314.8 million in the Tender Offer and redemption, which consisted of $292.3 million of outstanding principal amount, $16.2 million of premiums and $6.3 million of accrued and unpaid interest. The Company recognized a $2.0 million net loss on the Tender Offer and redemption, consisting of the $16.2 million of premiums paid, net of $14.2 million for the write-off of unamortized premium on debt. This loss is included in loss on extinguishment of debt in the Consolidated Statement of Comprehensive Loss. The payment of the premium in included in repayment of debt and capital lease obligations in the Consolidated Statement of Cash Flows.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Facility

General.  The Company has a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility with aggregate revolving commitments of $135.0 million. The senior secured revolving credit facility terminates on May 29, 2017, and all amounts outstanding thereunder shall be due and payable in full. The Company paid $1.9 million of transaction fees and expenses related to the amended senior secured revolving credit facility, which are being amortized to interest expense over the life of the credit facility using the straight-line method. Commitment fees and borrowing costs under this facility vary and are based the Company’s most recent Consolidated Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2015, the Company’s Commitment Fee was 0.5% and the Company’s borrowing cost was LIBOR plus 3.25% for LIBOR Rate Loans and the Base Rate plus 2.25% for Base Rate Loans. The Company had $35.0 million outstanding under the Credit Agreement at a weighted average interest rate of 3.68% as of December 31, 2015. In addition, $1.8 million of letters of credit were outstanding under the facility’s Letter of Credit Sublimit as of December 31, 2015.

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

The Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 (with restrictions on cash netting) and a consolidated interest coverage ratio of not less than 3.0 to 1.0 in order to borrow under the Credit Agreement. Additionally, the Credit Agreement requires the Company to maintain a consolidated net leverage ratio of not greater than 3.25 to 1.0 in order to repurchase common stock and to make dividend payments in excess of the $0.05 per share regular quarterly dividend. As of December 31, 2015, the Company was in compliance with these covenants.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Lease Obligations

The Company maintains capital leases relating to equipment and indefeasible right-to-use fiber agreements. Minimum lease payments under capital leases as of December 31, 2015 are as follows:

Year Ending December 31,	(in thousands)
2016	$3,278
2017	3,304
2018	3,270
2019	3,300
2020	3,124
Thereafter	2,992
Total minimum lease payments	19,268
Less amounts representing interest	(5,677)
Total capital lease obligations	$13,591

8.  Stockholders’ Equity

Share Repurchases

Since the inception of the Company’s share repurchase program, the Board of Directors has authorized a total of $750.0 million for the repurchase of EarthLink’s common stock. As of December 31, 2015, the Company had $65.7 million available under the current authorizations. The Company may repurchase its common stock from time to time in compliance with the SEC’s regulations and other legal requirements, including through the use of derivative transactions, and subject to market conditions and other factors. The share repurchase program does not require the Company to acquire any specific number of shares and may be terminated by the Board of Directors at any time. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the ability of the Company to repurchase common stock.

The Company did not repurchase any common stock under its share repurchase program during the year ended December 31, 2015. The following table presents repurchases under the Company's share repurchase program for the years ended December 31, 2013 and 2014:

	Year Ended December 31,
	2013	2014
	(in thousands)
Total shares repurchased	1,116	656
Total value of shares repurchased	$5,604	$2,210

During the year ended December 31, 2013, the Company also repurchased 0.1 million shares for $0.5 million from a former Board of Director member in a private transaction pursuant to a stock purchase agreement following his resignation from the Board of Directors.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Escrow Transactions

On April 1, 2011, the Company acquired One Communications Corp. (“One Communications”), a privately-held integrated telecommunications solutions provider serving customers in the northeast, mid-Atlantic and upper midwest sections of the United States. Pursuant to the One Communications merger agreement, the Company deposited shares into an escrow account to fund certain post-closing employment obligations and to secure potential post-closing working capital and other adjustments. The following table presents shares returned from the One Communications escrow fund and recorded as treasury stock for the years ended December 31, 2013 and 2014:

	Year Ended December 31,
	2013	2014
	(in thousands)
Total shares returned	231	56
Total value of shares returned	$1,320	$258

Dividends

During the years ended December 31, 2013, 2014 and 2015, cash dividends declared were $0.20, $0.20 and $0.20 per common share, respectively. The Company also pays cash dividend amounts on each outstanding restricted stock unit to be paid at the time the restricted stock unit vests. Cash dividend amounts are forfeited if the restricted stock units do not vest. Total dividend payments were $20.8 million, $16.0 million and $26.4 million, respectively, during the years ended December 31, 2013, 2014 and 2015. The decision to declare future dividends is made at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, investment opportunities and other factors the Board of Directors may deem relevant. In addition, the agreements governing the Company’s Senior Secured Notes and Senior Notes and the Company's Credit Agreement contain restrictions on the amount of dividends the Company can pay.

9.  Stock-Based Compensation

Stock-based compensation expense was $13.3 million, $12.6 million and $14.6 million during the years ended December 31, 2013, 2014 and 2015, respectively.  The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units, phantom share units and performance awards, among others. The plans are administered by the Board of Directors or the Leadership and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the closing market value of EarthLink common stock on the date of grant, have a term of ten years or less, and vest over terms of four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company's various stock incentive plans provide for the issuance of a maximum of 22.5 million shares, of which approximately 10.7 million shares were still available for grant as of December 31, 2015. Upon exercise of stock options or vesting of restricted stock units, the Company will issue authorized but unissued common stock.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options Outstanding

The following table summarizes stock option activity as of and for the year ended December 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of December 31, 2014	2,475	$7.26
Granted	—	—
Exercised	(752)	6.64
Forfeited and expired	(815)	8.65
Outstanding as of December 31, 2015	908	6.52	6.1	$1,093
Vested and expected to vest as of December 31, 2015	819	6.59	5.9	$958
Exercisable as of December 31, 2015	314	7.64	3.7	$196

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2015 in excess of the exercise price, multiplied by the number of stock options outstanding, exercisable or vested and expected to vest, when the closing price is greater than the exercise price. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2015. The total intrinsic value of options exercised during the year ended December 31, 2015 was $1.1 million. The intrinsic value of stock options exercised represents the difference between the market value of Company’s common stock at the time of exercise and the exercise price, multiplied by the number of stock options exercised. There were no stock option exercises during the years ended December 31, 2013 and 2014. As of December 31, 2015, there was $0.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes the status of the Company’s stock options as of December 31, 2015:

Stock Options Outstanding						Stock Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
			(in thousands)			(in thousands)
$4.97	to	$4.97	300	8.0	$4.97	75	$4.97
6.08	to	6.08	255	7.1	6.08	—	—
6.90	to	7.51	221	5.3	7.45	107	7.38
7.64	to	11.82	132	0.6	9.36	132	9.36
4.97	to	11.82	908	6.1	6.52	314	7.64

There were no stock options granted during the year ended December 31, 2015. The fair value of stock options granted during the years ended December 31, 2013 and 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013	2014
Dividend yield	3.29%	4.02%
Expected volatility	31.20%	46.77%
Risk-free interest rate	0.88%	1.60%
Expected life	5 years	5 years

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2014 was $1.19 per share and $1.48 per share, respectively. The dividend yield assumption was based on the Company's history of dividend payouts at the time of grant. The expected volatility was based on a combination of the Company's historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of prices for actively traded options on the Company's stock. The risk-free interest rate assumption was based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock Units

The following table summarizes restricted stock unit activity as of and for the year ended December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2014	5,810	$4.74
Granted	4,828	4.60
Vested	(1,771)	5.04
Forfeited	(1,116)	4.77
Outstanding as of December 31, 2015	7,751	$4.58

The fair value of restricted stock units is determined based on the closing price of EarthLink’s common stock on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2014 and 2015 was $6.01, $4.14 and $4.60, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2014 and 2015 was $5.7 million, $8.0 million and $9.2 million, respectively, which represents the closing price of the Company’s common stock on the vesting date multiplied by the number of restricted stock units that vested. As of December 31, 2015, there was $19.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

10.   Profit Sharing Plans
The Company sponsors the EarthLink Holdings Corp. 401(k) Plan ("Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company makes a matching contribution of 50% of the first 6% of base compensation that a participant contributes to the Plan. The Company's matching contributions vest over four years from the participant's date of hire. The Company contributed $3.7 million, $3.6 million and $3.9 million during the years ended December 31, 2013, 2014 and 2015, respectively.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consisted of the following during the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Integration-related costs	$21,622	$9,043	$5,924
Severance, retention and other employee costs	14,844	9,297	9,798
Facility-related costs	2,328	1,744	3,598
Transaction-related costs	1,021	4	—
Legacy plan restructuring costs	215	—	—
Restructuring, acquisition and integration-related costs	$40,030	$20,088	$19,320

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

During the year ended December 31, 2013, the Company recorded $2.8 million of restructuring costs to restructure its sales organization, which resulted in a reduction in the Company's sales workforce and some office closings. The Company recorded $2.2 million of severance costs and $0.6 million of facility-related costs in connection with this restructuring. During the year ended December 31, 2014, the Company recorded $7.3 million of restructuring costs in connection with a reduction in workforce that eliminated approximately 450 positions. The reduction in workforce was driven by changes in the Company's business strategy. The restructuring costs consisted of severance and other employee benefit costs. During the year ended December 31, 2015, the Company recorded $13.4 million of restructuring costs in connection with changes in the Company's business strategy. The restructuring costs consisted of $9.8 million of severance and other employee costs due to reductions in workforce and $3.6 million of facilities-related costs primarily due to the closing of certain sales offices and other facilities. Restructuring costs for the years ended December 31, 2013, 2014 and 2015 are included in restructuring, acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss.

The following table summarizes activity for liability balances associated with facility exit and restructuring liabilities for the years ended December 31, 2014 and 2015:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance as of December 31, 2013	$—	$5,064	$5,064
Accruals	7,337	1,744	9,081
Payments	(1,964)	(2,095)	(4,059)
Balance as of December 31, 2014	5,373	4,713	10,086
Accruals	9,798	3,598	13,396
Payments	(11,632)	(2,769)	(14,401)
Balance as of December 31, 2015	$3,539	$5,542	$9,081

As of December 31, 2014, $6.8 million of facility exit and restructuring liabilities were classified within current liabilities and $3.3 million were classified as other long-term liabilities. As of December 31, 2015, $5.4 million of facility exit and restructuring liabilities were classified within current liabilities and $3.7 million were classified as other long-term liabilities.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Income Taxes

The following table presents the components of the income tax (provision) benefit from continuing operations for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Current
Federal	$(115)	$4,470	$—
State	1,807	954	(1,974)
Foreign	(53)	(89)	(79)
Total Current	1,639	5,335	(2,053)
Deferred
Federal	(199,454)	(637)	(634)
State	(13,416)	9	(52)
Foreign	—	37	9
Total Deferred	(212,870)	(591)	(677)
Income tax (provision) benefit from continuing operations	$(211,231)	$4,744	$(2,730)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Federal income tax benefit at statutory rate (35%)	$113,972	$26,990	$14,168
State income taxes, net of federal benefit	7,677	2,885	1,351
Non-deductible expenses	(771)	(732)	(326)
Net change to valuation allowance	(266,561)	(29,565)	(15,165)
Change in state tax rate	4,725	241	(2,081)
Uncertain tax positions	1,434	5,140	(1,164)
Non-deductible goodwill	(72,213)	—	—
Other	506	(215)	487
Income tax (provision) benefit from continuing operations	$(211,231)	$4,744	$(2,730)

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities include the following as of December 31, 2014 and 2015:

	As of December 31,
	2014	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$267,058	$270,922
Capital loss carryforward	1,549	1,493
Alternative minimum tax carryforward	14,952	14,952
Accrued liabilities and reserves	9,654	7,501
Accrued bonus	12,163	13,217
Subscriber base and other intangible assets	33,169	48,286
Other	12,383	16,990
Valuation allowance	(333,627)	(348,791)
Total deferred tax assets	17,301	24,570
Deferred tax liabilities:
Fixed assets	(11,681)	(19,280)
Accrued liabilities and reserves	(4,394)	(4,334)
Indefinite lived intangible assets	(3,236)	(3,922)
Other	(1,189)	(910)
Total deferred tax liabilities	(20,500)	(28,446)
Net deferred tax liabilities	$(3,199)	$(3,876)

Effective tax rate. The effective rate of -6.7% for the year ended December 31, 2015 differs from the federal statutory rate of 35% primarily due to the change in valuation allowance, the impact of state taxes including the impact of changes in enacted state tax rates and the change in uncertain tax positions. The change in the valuation allowance recorded for the year ended December 31, 2015 decreases the effective tax rate by approximately 37.5%. Changes to the Company's state deferred income tax rates and the resulting impact on the re-measurement of deferred tax assets and liabilities recorded on the balance sheet as of December 31, 2014 decreased the effective tax rate by 5.1%. State tax expense for the year end December 31, 2015 increased the effective tax rate by 3.3%. Changes in uncertain tax positions decreases the effective tax rate by approximately 2.9%. The current tax provision for the year ended December 31, 2015 was primarily related to the recording of an uncertain tax position, including applicable interest, related to certain tax positions that the Company has taken during prior years, expense for Canadian tax amounts payable and current year state taxes. The non-cash deferred tax expense was due primarily to the amortization of deferred tax liabilities with indefinite useful lives.

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Each reporting period, the Company assesses available positive and negative evidence and estimates if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has maintained a cumulative loss position since the period ended December 31, 2013. For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence. This cumulative loss position, along with the evaluation of all sources of taxable income available to realize the deferred tax asset, has caused management to conclude it is not more likely than not that the Company will not be able to fully realize its deferred tax assets in the future. As a result, a full valuation allowance, exclusive of its deferred tax liabilities with indefinite useful lives, continues to be maintained against the Company’s net deferred tax assets.

During the year ended December 31, 2015, the Company recorded $15.2 million of valuation allowance related to its deferred tax assets. As of December 31, 2015, the Company has recorded a valuation allowance of $348.8 million against its net deferred tax assets, exclusive of its deferred tax liabilities with indefinite useful lives.

Management assesses the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

The following table summarizes activity in the Company's valuation allowance, for both continuing and discontinued operations, for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Balance as of January 1	$(38,595)	$(305,436)	$(333,627)
Charges/credits to income tax (provision) benefit	(267,298)	(29,721)	(15,164)
Other adjustments	457	1,530	—
Balance as of December 31	$(305,436)	$(333,627)	$(348,791)

NOLs and tax credits. As of December 31, 2013, 2014 and 2015, the Company had gross NOLs for federal income tax purposes totaling approximately $620.8 million, $666.2 million and $681.0 million, respectively, which begin to expire in 2020. Of these federal NOLs approximately $300.9 million, $253.8 million and $207.3 million were limited under Internal Revenue Code Section 382 in 2013, 2014 and 2015, respectively. As of December 31, 2014 and 2015, the Company had net NOLs for state income tax purposes totaling approximately $33.9 million and $32.6 million, respectively, which began to expire in 2015. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state NOLs and federal and state tax credit carry forwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the NOL amounts as of December 31, 2014 reflect the restriction on the Company's ability to use its acquired federal and state NOLs; however, the Company continues to evaluate potential changes to the Section 382 limitations associated with acquired federal and state NOLs. The utilization of these NOLs could be further restricted in future periods which could result in significant amounts of these NOLs expiring prior to benefiting the Company.

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

As of December 31, 2014 and 2015, the Company had alternative minimum tax credits of approximately $15.0 million. These credits do not have an expiration date. As of December 31, 2014 and 2015, the Company had capital loss carryforwards of approximately $1.5 million which will expire as of December 31, 2018 if unused.

Uncertain tax positions.  The Company has identified its federal tax return and its state tax returns in Alabama, Georgia, California, Massachusetts, New York, North Carolina, Pennsylvania and Texas as material tax jurisdictions for purposes of calculating its uncertain tax positions. Periods extending back to 1997 are still subject to examination for all material jurisdictions. The Company believes that its income tax filing positions and deductions through the period ended December 31, 2015 will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. The Company’s policy for recording

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. As of December 31, 2014 and 2015, $0.2 million and $0.8 million, respectively, of interest and $0.1 million and $0.1 million of penalties, respectively, had been accrued. As of December 31, 2015, it is reasonably possible that approximately $2.2 million of the total gross uncertain tax positions recorded, including $0.9 million of associated interest and penalties, will reverse within the next twelve months, primarily due to the resolution of state tax examinations and the expiration of statutes of limitation in various jurisdictions.

A reconciliation of changes in the amount of unrecognized tax benefits for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Balance as of January 1	$23,400	$21,628	$17,205
Additions for tax positions of prior years	63	—	1,332
Reductions as a result of lapses in applicable statute of limitations	(1,835)	(4,423)	(180)
Balance as of December 31	$21,628	$17,205	$18,357

Of the total gross uncertain tax positions recorded on the balance sheet, $1.6 million would impact the effective tax rate once settled.

13. Commitments and Contingencies
Operating leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Total rent expense (including operating expenses) during the years ended December 31, 2013, 2014 and 2015 for all operating leases, excluding rent and operating expenses associated with facilities exited as part of the Company's restructuring plans, was $37.1 million, $35.6 million and $32.2 million, respectively.
Minimum lease commitments (including estimated operating expenses) under non-cancelable leases as of December 31, 2015 are as follows:

Year Ending December 31,	(in thousands)
2016	$33,898
2017	29,922
2018	24,158
2019	19,142
2020	10,996
Thereafter	18,918
Total minimum lease payments, including estimated operating expenses	137,034
Less aggregate contracted sublease income	(8,720)
$128,314

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase commitments
The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers and obligations for certain advertising spending under non-cancelable agreements. The following table summarizes commitments under these agreements as of December 31, 2015:

Year Ending December 31,	(in thousands)
2016	$63,873
2017	40,227
2018	25,272
2019	13,352
2020	7,109
Thereafter	6,355
Total	$156,188

Legal proceedings and other disputes

General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, E911 payments, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period. The Company recorded a $2.2 million liability during the year ended December 31, 2014 for a loss contingency that became probable and estimable during the year. During the year ended December 31, 2015, a settlement was reached and payment was made for the recorded amount.
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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by local municipalities for E911 charges and audits by the Universal Service Administrative Company on universal service fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities. During 2013, the Company recorded a $7.2 million favorable adjustment to its reserves for regulatory audits due to final interpretation and resolution of certain regulatory audits, primarily an audit that was conducted by the Universal Service Administrative Company on previous ITC^DeltaCom Universal Service Fund assessments and payments.
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
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that revenues are determinable and it is reasonably assured of the collection of the amounts billed. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company recognized $7.9 million and $5.2 million of net favorable disputes related to its billings to other carriers during the years ended December 31, 2014 and 2015, respectively, which are included in revenues in the Consolidated Statements of Comprehensive Loss.

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While the Company believes its reserves for billing disputes are adequate, it is reasonably possible that the Company could record additional expense of up to $14.7 million for unrecorded disputed amounts. The Company recognized $4.4 million, $11.7 million and $12.0 million for favorable disputes with telecommunication vendors during the years ended December 31, 2013, 2014 and 2015, respectively, which is included in cost of revenues in the Consolidated Statements of Comprehensive Loss.
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
Assets and liabilities measured at fair value on a nonrecurring basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to long-lived asset impairments. During the year ended December 31, 2013, the Company recognized a $256.7 million non-cash impairment charge to goodwill related to its Business Services reporting unit. See Note 5, "Goodwill and Other Intangible Assets," for more information regarding the impairment of goodwill and the fair value methodology. During the year ended December 31, 2014, the Company recorded $14.3 million for impairment of long-lived assets primarily related to impairment of work in progress for information technology projects not expected to be used, impairment of software licenses not expected to be used and impairment of certain assets held for sale. There were no other material long-lived asset impairments during the years ended December 31, 2013, 2014 and 2015.
Fair value of debt

The estimated fair value of the Company’s Senior Secured Notes and Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s senior secured revolving credit facility approximated its fair value as of December 31, 2015. The following table presents the fair value of the Company’s debt, excluding capital leases, as of December 31, 2014 and 2015:

	As of December 31, 2014		As of December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Senior Secured Notes	$294,208	$301,503	$295,277	$305,439
Senior Notes	288,226	300,300	168,532	177,404
Senior secured revolving credit facility	—	—	35,000	35,000
Total debt, excluding capital leases	$582,434	$601,803	$498,809	$517,843

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.   Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Additional cash flow information
Cash paid during the year for interest	$62,309	$52,317	$47,705
Cash paid during the year for income taxes	1,316	1,071	625

16.  Segment Information

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

During the year ended December 31, 2015, the Company implemented certain organizational, operational and reporting changes that resulted in the disaggregation of its Business Services segment into three separate reportable segments: Enterprise/Mid-Market, Small Business and Carrier/Transport. The Consumer Services segment was not impacted. The Company's new reportable segments are strategic business units that are aligned around distinct customer categories. The Company reorganized its business around these business units to optimize operations. The Company began reporting the disaggregated information to its Chief Operating Decision Maker during the year ended December 31, 2015. As a result, the Company now operates the following four reportable segments:

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Results

The following table presents segment results under the Company’s new reportable segment structure and a reconciliation to consolidated loss from continuing operations before income taxes for the year ended December 31, 2015:

Year Ended
December 31, 2015

Enterprise/Mid-Market
Revenues	$444,968
Cost of revenues (excluding depreciation and amortization)	221,347
Gross margin	223,621
Small Business
Revenues	297,039
Cost of revenues (excluding depreciation and amortization)	139,440
Gross margin	157,599
Carrier/Transport
Revenues	135,905
Cost of revenues (excluding depreciation and amortization)	61,979
Gross margin	73,926
Consumer Services
Revenues	219,340
Cost of revenues (excluding depreciation and amortization)	77,862
Gross margin	141,478
Consolidated
Revenues	1,097,252
Cost of revenues (excluding depreciation and amortization)	500,628
Gross margin	596,624
Selling, general and administrative expenses	368,763
Depreciation and amortization	188,315
Restructuring, acquisition and integration-related costs	19,320
Interest expense and other, net	50,972
Loss on extinguishment of debt	9,734
Loss from continuing operations before income taxes	$(40,480)

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

Segment information for the years ended December 31, 2013 and 2014 have not been restated to reflect the Company’s new reportable segment structure. The Company began recording revenue and related cost of revenue transactions at the new segment level in 2015. Management has determined that it is impracticable to restate financial information prior to 2015 to conform to the new reportable segment structure due to the level of effort required to segment customers that terminated service prior to 2015 and identify the related cost of revenue associated with those customers, as this information is not currently available. For comparability purposes, the following table presents segment results and a reconciliation to consolidated loss from continuing operations before income taxes under the Company’s previous reportable segment structure for the years ended December 31, 2013, 2014 and 2015:

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Business Services
Revenues	$964,227	$930,931	$877,912
Cost of revenues (excluding depreciation and amortization)	506,245	469,523	422,766
Gross margin	457,982	461,408	455,146
Direct segment operating expenses	342,630	345,982	316,220
Segment operating income	$115,352	$115,426	$138,926
Consumer Services
Revenues	$276,379	$245,964	$219,340
Cost of revenues (excluding depreciation and amortization)	94,497	87,913	77,862
Gross margin	181,882	158,051	141,478
Direct segment operating expenses	50,623	43,615	30,731
Segment operating income	$131,259	$114,436	$110,747
Consolidated
Revenues	$1,240,606	$1,176,895	$1,097,252
Cost of revenues (excluding depreciation and amortization)	600,742	557,436	500,628
Gross margin	639,864	619,459	596,624
Direct segment operating expenses	393,253	389,597	346,951
Segment operating income	246,611	229,862	249,673
Depreciation and amortization	183,114	186,872	188,315
Impairment of goodwill and long-lived assets	255,599	14,334	—
Restructuring, acquisition and integration-related costs	40,030	20,088	19,320
Corporate operating expenses	32,817	29,422	21,812
Interest expense and other, net	58,606	56,261	50,972
Loss on extinguishment of debt	2,080	—	9,734
Loss from continuing operations before income taxes	$(325,635)	$(77,115)	$(40,480)

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues by Products and Services

Information on revenues by groups of similar services for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Business Services
Retail services	$793,940	$756,747	$722,895
Wholesale services	151,071	154,109	135,905
Other services	19,216	20,075	19,112
Total revenues	964,227	930,931	877,912
Consumer Services
Access services	231,448	202,008	173,389
Value-added services	44,931	43,956	45,951
Total revenues	276,379	245,964	219,340
Total Revenues	$1,240,606	$1,176,895	$1,097,252

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

EARTHLINK HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.   Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2015. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(unaudited) (in thousands, except per share data)
Revenues	$297,320	$297,358	$297,745	$284,472	$282,447	$283,664	$270,904	$260,237
Cost of revenues	145,876	144,188	135,695	131,677	129,462	127,048	122,391	121,727
Income (loss) from operations	(12,206)	(7,388)	7,689	(8,949)	5,091	10,566	5,750	(1,181)
Gain (loss) from discontinued operations, net of tax (1)	55	6	—	(442)	—	—	—	—
Net loss (1)(2)	(26,470)	(21,838)	(1,952)	(22,492)	(10,483)	(9,922)	(10,523)	(12,282)
Net loss per share (3):
Basic	$(0.26)	$(0.21)	$(0.02)	$(0.22)	$(0.10)	$(0.10)	$(0.10)	$(0.12)
Diluted	$(0.26)	$(0.21)	$(0.02)	$(0.22)	$(0.10)	$(0.10)	$(0.10)	$(0.12)
_______________________________________________________________________________

(1)
The operating results of the Company's telecom systems business acquired as part of ITC^DeltaCom have been separately presented as discontinued operations for all periods presented. On August 2, 2013, the Company sold its telecom systems business.

(2)
The Company recognized $1.3 million, $6.0 million and $2.5 million of losses of extinguishment of debt during the three months ended March 31, 2015, three months ended June 30, 2015 and three months ended September 30, 2015, respectively.

(3)	The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

18.   Subsequent Event

On February 1, 2016, the Company sold certain assets related to its IT services product offerings. The primary purpose of the sale was to simplify operations and provide more flexibility to invest in new capabilities and services to drive growth in the Company's core business. The purchase price in the transaction was $29.0 million, subject to post-closing contingencies. The Company received $26.0 million of cash upon completion of the sale. The other $3.0 million of consideration was deposited into an escrow account to fund potential indemnification obligations. As of December 31, 2015, the carrying amount of the IT services assets was approximately $17.0 million, which includes working capital, fixed assets, goodwill and other intangible assets.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2015 covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth under the captions "Proposal 1—Election of Directors—Nominees Standing for Election," "Executive Officers," "Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2016 Annual Meeting of Stockholders ("Proxy Statement") or in a subsequent amendment to this Annual Report on Form 10-K. Such information is incorporated herein by reference.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Options,Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Stockholders	8,587,857	(1)	$6.28	(2)	10,704,806
Equity Compensation Plans Not Approved By Stockholders (3)	70,526		$9.48
Total	8,658,383
_______________________________________________________________________________

(1)	Includes 837,206 shares of Common Stock issuable upon exercise of outstanding stock options and 7,750,651 shares of Common Stock issuable upon vesting of outstanding restricted stock units.

(2)	The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.

(3)
Pursuant to our merger agreement with New Edge Holding Company in 2006, we were required to grant options to purchase up to 657,000 shares of our Common Stock to New Edge employees. These options were "inducement grants" to new employees in connection with our acquisition of New Edge that qualified under the "inducement grant exception" to the shareholder approval requirement of NASDAQ Listing Rule 5635(c). In connection with the closing, the Leadership and Compensation Committee approved the EarthLink Holdings Corp. Stock Option Plan for Inducement Awards Relating to the Acquisition of New Edge Holding Company. The Leadership and Compensation Committee then granted options to purchase 657,000 shares of our Common Stock to these New Edge employees in accordance with this plan. As of December 31, 2015, 70,526 of these options were outstanding. The options have an exercise price of $9.48 per share and vested 25 percent after 12 months and 6.25 percent each quarter thereafter and are fully vested. The options have a term of 10 years.

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
1. Reports of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2014 and 2015
3. Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2014 and 2015
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2014 and 2015
5. Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015
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
4.2—
Indenture, dated May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated May 17, 2011—File No. 001-15605).

4.3—
First Supplemental Indenture, dated June 7, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EarthLink Holding Corp. dated June 17, 2011—File No. 333-174950).

4.4—
Second Supplemental Indenture, Supplementing the Indenture Dated as of May 17, 2011, among EarthLink, Inc., the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended September 30, 2011—File No. 001-15605).

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

10.2#—
Form of Service-Based Restricted Stock Unit Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.3#—
Form of Performance-Based Restricted Stock Unit Agreement under the EarthLink, Inc. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.4#—
Form of Non-Qualified Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2012—File No. 001-15605).

10.5#—
Form of Incentive Stock Option Agreement under the EarthLink Holding Corp. 2011 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended June 30, 2012—File No. 001-15605).

10.6#—
Form of 2015 Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2015—File No. 001-15605).

10.7#—
Form of 2015 Service-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2015—File No. 001-15605).

10.8#—	2015 Short-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2015—File No. 001-15605).
10.9#*—	EarthLink Holding Corp. Board of Directors Compensation Plan, effective July 2015.
10.10#—
EarthLink Shared Services, LLC Change-in-Control Accelerated Vesting and Severance Plan (incorporated by reference to Exhibit 10.24 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013—File No. 001-15605).

10.11#—	Severance Plan (Amended and Restated Effective as of April 1, 2015) (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated March 27, 2015—File No. 001-15605).
10.12#—
Employment Agreement between EarthLink, Inc., EarthLink Shared Services, LLC and Joseph F. Eazor, dated December 23, 2013 (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated December 23, 2013—File No. 001-15605).

10.13#—
2015 EarthLink Access Management Save-Sharing Executive Bonus Plan (incorporated by reference to Exhibit 10.4 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2015—File No. 001-15605).

10.14#+—
High-Speed Service Agreement between EarthLink, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.5 of EarthLink Holding Corp.'s Report on Form 10-Q for the quarterly period ended March 31, 2009—File No. 001-15605).

10.15#—	Sixth Amendment to High-Speed Service Agreement (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated September 25, 2015—File No. 001-15605).
10.16#—
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

10.17#—
First Amendment to Credit Agreement, Dated as of December 31, 2013 by and between EarthLink, Inc. and Regions Bank, in its capacity as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.32 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013—File No. 001-15605).

10.18—
Second Amendment to Credit Agreement, Dated as of November 19, 2014 by and between EarthLink, Inc. and Regions Bank, in its capacity as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated November 19, 2014—File No. 001-15605).

10.19—	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated May 11, 2015—File No. 001-15605).

10.20—	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Report on Form 8-K dated February 1, 2016—File No. 001-15605).
10.21—	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.2 of EarthLink Holding Corp.'s Report on Form 8-K dated February 1, 2016—File No. 001-15605).
10.22—
Assignment and Assumption Agreement, dated December 30, 2013 by and between EarthLink, Inc., EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.1 of EarthLink Holding Corp.'s Current Report on Form 8-K dated January 2, 2014—File No. 001-15605).

10.23—
First Amendment to Assignment and Assumption Agreement, effective December 31, 2013 among EarthLink, LLC, EarthLink Holdings Corp. and EarthLink Shared Services, LLC (incorporated by reference to Exhibit 10.34 of EarthLink Holding Corp.'s Report on Form 10-K for the year ended December 31, 2013—File No. 001-15605).

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
Date: February 19, 2016
________________________________________________________________________________________________________________________
Each person whose signature appears below hereby constitutes and appoints Joseph F. Eazor and Louis M. Alterman, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 19, 2016	/s/ JOSEPH F. EAZOR
Joseph F. Eazor, Chief Executive Officer and President (principal executive officer)

Date:	February 19, 2016	/s/ LOUIS M. ALTERMAN
Louis M. Alterman, Chief Financial Officer
(principal financial officer)

Date:	February 19, 2016	/s/ R. MICHAEL THURSTON
R. Michael Thurston, Vice President and Controller
(principal accounting officer)

Date:	February 19, 2016	/s/ JULIE A. SHIMER PH.D
Julie A. Shimer Ph.D., Chairman of the Board

Date:	February 19, 2016	/s/ SUSAN D. BOWICK
Susan D. Bowick, Director

Date:	February 19, 2016	/s/ DAVID A. KORETZ
David A. Koretz, Director

Date:	February 19, 2016	/s/ KATHY S. LANE
Kathy S. Lane, Director

Date:	February 19, 2016	/s/ GARRY K. MCGUIRE
Garry K. McGuire, Director

Date:	February 19, 2016	/s/ R. GERARD SALEMME
R. Gerard Salemme, Director

Date:	February 19, 2016	/s/ WALTER L. TUREK
Walter L. Turek, Director

Date:	February 19, 2016	/s/ M. WAYNE WISEHART
M. Wayne Wisehart, Director